Form 10QSB
period 1996-09-30
T F PURIFINER INC
filed 1996-11-12
CIK 1019787

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------
                                   FORM 10-QSB

[x]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 1996

                                     OR

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                            OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

                         Commission File Number 1-11991
                               T/F PURIFINER, INC.
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                             14-1708544
     (State or other jurisdiction       (I.R.S.  Employer  Identification No.)
  of incorporation or organization)

    3020 High Ridge Road, Suite 100,
        Boynton Beach, Florida                        33426
(Address of principal executive offices)            (Zip Code)

                               (561) 547-9499
                        (Issuer's telephone number)

                                    N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

                           -------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes    [X]                    No   [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

                  Yes    [ ]                    No   [ ]

APPLICABLE   ONLY  TO  CORPORATE   ISSUERS:   State  the  number  of  shares
outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 15, 1996: 1,535,450.
================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               T/F Purifiner, Inc.
                            Condensed Balance Sheet
                               September 30, 1996
                                   (Unaudited)

Assets

Current assets:
  Cash                                                              $   118,790
  Trade accounts receivable, net                                        156,758
  Inventories                                                           272,390
  Prepaid expenses and other current assets                              41,009
                                                                    -----------
Total current assets                                                    588,947

Property and equipment, net                                             147,020
Patents and trademarks, net                                             287,082
Costs in excess of net assets acquired, net                             134,990
Other assets                                                            163,101
                                                                    -----------
                                                                    $ 1,321,140
Liabilities and capital deficiency
Current liabilities:
  Accounts payable - trade                                          $   146,130
  Accrued expenses                                                      342,091
  Customer deposits and other                                           171,645
  Accrued interest and other payables-related parties                     3,246
  Current portion of notes payable and capital lease obligations          7,554
  Shareholder loans                                                     502,026
                                                                    -----------
Total current liabilities                                             1,172,692

Notes payable and capital lease obligations                              14,519
Other notes payable and accrued interest                                427,152
Deferred rent                                                            20,809
Liability to equity investee                                             16,493
                                                                    -----------
Total liabilities                                                     1,651,665

Contingencies

Capital deficiency:
  Common Stock, $.001 par value                                           1,520
  Preferred Stock, $.001 par value                                         --
  Additional paid-in-capital                                          2,716,872
  Accumulated deficit                                                (3,048,917)
                                                                    -----------
                                                                       (330,525)
                                                                    -----------
                                                                    $ 1,321,140
                                                                    ===========
See accompanying notes to condensed financial statements.

                               T/F Purifiner, Inc.

                       Condensed Statements of Operations

         For the Three and Nine Months Ended September 30, 1995 and 1996
                                   (Unaudited)

                                                  Three Months Ended          Nine Months Ended
                                                      September 30,              September 30,
                                             -------------------------     --------------------------
                                                   1995           1996         1995          1996
                                                   ----           ----         ----          ----
Net sales                                    $   315,146        378,528    $ 1,083,733    $ 1,219,825
Cost of sales                                    141,138        201,097        522,096        694,966
                                             -----------    -----------    -----------    -----------
Gross profit                                     174,008        177,431        561,637        524,859


Operating expenses:
  Selling                                        153,341        273,567        484,557        625,777

  General and administrative                     143,148        178,235        387,840        503,629
  Deferred profit                                   --           (7,117)          --           12,323
                                             -----------    -----------    -----------    -----------
                                                 296,489        444,685        872,397      1,141,729
                                             -----------    -----------    -----------    -----------

Operating loss                                  (122,481)      (267,254)      (310,760)      (616,870)
Interest expense                                   9,497          7,018         18,549         24,417
                                             -----------    -----------    -----------    -----------


Net loss                                     $  (131,978)   $  (274,272)   $  (329,309)   $  (641,287)
                                             ===========    ===========    ===========    ===========

Loss per common share                        $      (.12)   $      (.19)   $      (.30)   $      (.50)
                                             ===========    ===========    ===========    ===========

Weighted average common shares outstanding     1,117,200      1,450,998      1,104,261      1,283,067
                                             ===========    ===========    ===========    ===========


See accompanying notes to condensed financial statements.

                               T/F Purifiner, Inc.

                         Condensed Statements of Changes
                in Redeemable Common Stock and Capital Deficiency
                                   (Unaudited)

                                  Redeemable
                                 Common Stock         Common   Stock       Additional                             Total
                                 ------------        -------------------    Paid-In-  Accumulated  Subscription   Capital
                               Shares     Amount     Shares       Amount    Capital      Deficit   Receivables   Defieiency
                             -----------------------------------------------------------------------------------------------
Balance at January 1, 1996        -     $     -      1,117,200   $ 1,117    $962,375  $(2,407,630)  $(7,000)   $(1,451,138)

Proceeds from sale of
  redeemable Common Stock,
  net                          157,377      594,000       -         -        (20,544)        -         -           (20,544)

Issuance of Common Stock
  to acquire D.B. Filters          -          -         36,309        36     136,964         -         -           137,000

Accrued interest on redeemable
  Common Stock                     -        30,335        -         -        (30,335)        -         -           (30,335)

Collection of subscription
  receivables                      -           -          -         -           -            -        7,000          7,000

Other issuances of Common
  Stock                            -           -         7,895         8      39,467         -         -            39,475

Proceeds from sale of Common
  Stock, net                       -           -        81,200        81     390,118         -         -           390,199

Issuance of Common Stock in
  exchange for notes payable       -           -       120,313       120     601,445         -         -           601,565

Issuance of stock options          -           -          -         -         13,205         -         -            13,205

Expiration of redeemable
  common stock put option      (157,377)    (624,335)  157,377       158     624,177         -         -           624,335

Net loss                            -          -          -         -           -        (641,287)     -          (641,287)
                               ---------------------------------------------------------------------------------------------

Balance at September 30, 1996       -      $   -     1,520,294     $1,520 $2,716,872  $(3,048,917)  $  -         $(330,525)
                               =============================================================================================



See accompanying notes to condensed financial statements.

                               T/F Purifiner, Inc.
                       Condensed Statements of Cash Flows
                  Nine Months ended September 30, 1995 and 1996
                                   (Unaudited)

                                                                   1995           1996
                                                                   ----           ----
Operating activities                                          $  (329,309)   $  (641,287)
Net loss
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Amortization                                                    4,145         12,021
    Issuances of Common Stock and options                            --           27,679
    Depreciation and amortization of property and equipment        21,336         24,712
    Changes in operating assets and liabilities:
      Trade accounts receivable, net                               (5,406)       (72,626)
      Inventories                                                 (36,735)      (102,763)
      Prepaid expenses and other current assets                     1,955        (33,060)
      Other assets                                                (13,097)        (5,839)
      Accounts payable - trade                                     28,707        (17,527)
      Accrued expenses                                             32,436        176,733
      Customer deposits and other                                  71,137         37,475
      Accrued interest and other payables - related parties        20,139        (58,417)
      Deferred rent                                                 2,474         (1,484)
                                                              -----------    -----------
Net cash used in operating activities                            (202,218)      (654,393)

Investing activities
Patents and trademarks                                            (72,076)      (183,302)
Purchases of property and equipment                               (15,656)       (69,644)
Increase in other assets                                             --          (33,362)
Acquisition of DB Filters                                            --           (1,275)
                                                              -----------    -----------
Net cash used in investing activities                              87,732       (287,583)

Financing activities
Increase in deferred issuance costs                                (4,273)       (92,300)
Proceeds from redeemable and other Common Stock, net                 --          976,155
Collection of subscription receivables                               --            7,000
Proceeds from notes payable                                       470,000        225,000
Payment on notes payable and capital lease obligations           (168,911)       (34,996)
Proceeds from shareholder loans                                   65,5000         16,000
Payment on shareholder loans                                      (67,500)       (51,213)
Borrowing from investee                                              --           25,000
Repayment to investee                                                --          (41,612)
                                                              -----------    -----------
Net cash provided by financing activities                         294,816      1,029,034
                                                              -----------    -----------
Increase in cash                                                    4,866         87,058
Cash at beginning of period                                           998         31,732
                                                              -----------    -----------
Cash at end of period                                         $     5,864    $   118,790
                                                              ===========    ===========



During 1996, the Company entered into a capital lease obligation in the amount of approximately $7,500. See Notes 3, 8, and 9 for description of non-cash issuances of Common Stock.

See accompanying notes to condensed financial statements.

                               T/F Purifiner, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION AND COMPANY

The unaudited condensed financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1995 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations for these interim periods. Such interim financial statements have been prepared on the basis of presentation as more fully described in the Company's annual financial statements and should be read in conjunction with the Company's audited financial statements which are included in the Company's Form 10-SB. The results of operations for the nine month period ended September 30, 1996 is not necessarily indicative of the results to be expected for the entire year.

The Company has incurred recurring losses from operations since inception, which has resulted in continuing cash flow difficulties and the continuing need for additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company must obtain additional financing, which it is endeavoring to do through the issuance of additional securities.

Subsequent to September 30, 1996, the Company received gross proceeds from the private sale of shares of its Common Stock of approximately $562,000 and expects to complete additional financings. However, there is no assurance that the Company can complete its proposed issuances or that it can obtain adequate additional financing from other sources or that profitable operations can be sustained. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

At September 30, 1996, deferred issuance costs of approximately $109,000, included in other assets, represent costs incurred by the Company in connection with the Company's planned issuances of securities. Such costs will be charged directly against the net proceeds of the related offering if it is successfully completed or will be expensed if the offering is abandoned.

2.   INVENTORIES

At September 30, 1996, inventories consist of the following:


            Raw materials                                      $121,878
            Finished goods                                      146,512
            Supplies                                              4,000
                                                              ---------
                                                               $272,390
                                                              =========

                                T/F Purifiner, Inc.
                     Notes to Financial Statements (continued)
                                    (Unaudited)

3.   SHAREHOLDER LOANS

During 1994, the Company and its principal shareholder instituted legal action against the estate of a former 50% owner of the Company ("the Estate"). This litigation sought a declaratory judgment approving the dilution of the Estate's interest in the Company from 50% to approximately 10% as a result of the issuance of additional Common Stock in 1994 to the principal shareholder and his children. Subsequently, the beneficiaries of the Estate filed counterclaims against the Company and its principal shareholder and his children seeking declaratory relief, cancellation of additional stock issuances by the Company, an injunction against further issuances, appointment of a receiver and damages against Ford individually. In June 1995, the Estate demanded repayment of the non interest bearing shareholder loans due to the Estate for which there were no stated due dates ($502,026 at September 30, 1996). In September 1996, the Company entered into an Agreement in Partial Settlement of T/F Purifiner, Inc. Issues ("Agreement") which released the Company, with prejudice, from all litigation pending or contemplated by the Taylor Family, the beneficiaries of the Estate, and individually, against the Company related to any actions taken by the Company before the date of the Agreement. In return, the Company agreed to repay the Estate's loans of $502,026 as follows: $167,342 due 90 days after any equity financings which raise in excess of $5,000,000 of gross proceeds; $167,342 on the first and second anniversaries of such equity financings. If the equity financings are less than $5,000,000 the amount of the periodic debt repayment will be reduced and the term extended proportionately. The Estate has agreed not to commence any action for loan repayment as long as the Company is in compliance with the Agreement and raises gross proceeds of at least $2,000,000 within one year of the Agreement. Since it is uncertain as to whether the Company will be able to raise at least $2,000,000, the loans due to the Estate have been classified as current in the accompanying September 30, 1996 balance sheet.

On July 31, 1996, a related party noteholder received 19,908 shares of Common Stock in exchange for his shareholder loans and unpaid interest in the aggregate amount of $99,540. On August 1, 1996, the Company's principal shareholder received 100,405 shares of Common Stock in exchange for his shareholder loans in the aggregate amount of $502,026.

 4.   NOTES PAYABLE

In September 1996, the Company issued unsecured notes payable in the aggregate amount of $200,000 to several parties, $100,000 of which bear interest at 10% per annum. The principal and interest on these notes ($200,036 at September 30,
1996) are  repayable  upon receipt by the Company of  sufficient  funds from the sale  of its  equity  securities  and,  accordingly,  have  been  classified  as long-term borrowings. Subsequent to September 30, 1996, an additional non-interest note payable was issued to one of these parties in the amount of $50,000. See Note 11.

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)
                                   (Unaudited)

5.   CONTINGENCIES

During 1995, the Company commenced a patent infringement case against a competitor. The competitor subsequently asserted certain counterclaims against the Company and certain of its employees. The ultimate outcome of these counterclaims cannot currently be determined at this time but the Company believes it has meritorious defenses and will eventually prevail in these actions.

In April 1996, the Company became a party to an action filed by a former independent contractor claiming certain commissions and other damages due him pursuant to an agreement. Pursuant to the agreement, as ordered by the court, the Company will resolve this case through arbitration and, although the ultimate outcome of this matter cannot be determined at this time, the Company believes it has meritorious defenses and will eventually prevail in this matter.

6.   JOINT VENTURE

Effective January 1, 1996, the Company entered into a joint venture agreement whereby such venture, TF Purifiner Ltd. ("Ltd"), will sell and distribute the Company's product in Europe, the Middle East and certain African countries. The Company has an approximate 45% interest in Ltd's operations (50% voting interest) and is accounting for Ltd using the equity method. The Company is not required to fund Ltd and will sell product to Ltd until such time as Ltd decides to exercise its rights under the agreement to manufacture the Company's products. Ltd was initially capitalized with approximately $88,000 provided by one of its shareholders. In December 1995 and July 1996, Ltd advanced the Company approximately $51,000 and $25,000, respectively, to be used to fund certain patent and trademark filings for the venture's exclusive territory. At September 30, 1996, approximately $16,500 remained unexpended. For the nine months ended September 30, 1996, the Company had sales of approximately $248,000 to Ltd, at negotiated prices. At September 30, 1996, approximately $12,300 has been recorded as unrealized intercompany profit related to the inventory sold to Ltd which is included in Ltd's inventory at September 30, 1996.

At September 30, 1996, summarized financial information of Ltd is as follows:

      Total assets                            $363,000
      Total liabilities (1)                    630,000
      Total revenues                           218,000
      Gross profit                              81,000
      Net loss                                (267,000)

(1) Includes $559,000 of loans due to one of Ltd's foreign shareholders.

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)
                                   (Unaudited)

7.   REDEEMABLE COMMON STOCK

During the nine months ended September 30, 1996, the Company sold 157,377 shares of its Common Stock for gross proceeds of $594,000. The subscription agreements provided that if the Company had not registered any amount of class of its Common Stock under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as amended, within two years, the shareholders would have an option to put the shares back to the Company at their original purchase price plus 10% per annum from the date of issuance. Accordingly, such Common Stock was being treated as Redeemable Common Stock until the expiration of the put options and the redemption price was being accreted at the rate of 10% and charged to additional paid in capital. On September 28, 1996, the Company registered Common Stock under the Securities Act of 1934, as amended, and, therefore, the put option expired and such Common Stock was no longer redeemable and has been classified accordingly in the accompanying September 30, 1996 balance sheet.

8.   ACQUISITION OF DB FILTERS

On May 20, 1996, the Company acquired all the common stock of DB Filters, Inc., an inactive company which has been subsequently dissolved ("DB Filters"), for $1,275 in cash and 36,309 shares of its Common Stock with an estimated fair value of approximately $137,000. DB Filters was owned by two employees of the Company, one of which was a Director. DB Filter's only assets, at the time of the acquisition, were the future royalties related to the Company's then patent pending filter technology and certain restricted, as defined, North American filter manufacturing rights. The Company accounted for this acquisition using the purchase method of accounting and assigned all of its purchase price to cost in excess of net assets acquired and is amortizing such costs using the straight line method over 15 years. DB Filters had no material assets or liabilities at December 31, 1994 and 1995 and no material operations in 1994, 1995 and from January 1, 1996 to May 20, 1996.

9.   COMMON STOCK

On July 1, 1996, the Board of Directors of the Company approved an increase in authorized Common Stock from 100,000 to 20,000,000, approved a change in the par value of Common Stock from $.01 par value to $.001 par value and approved a 57 to 1 stock split distribution for common shareholders of record on such date. In July 1996, the Board of Directors of the Company approved the authorization of up to 500,000 shares of preferred stock (none issued or outstanding at September 30, 1996). All share and per share data presented in the accompanying financial statements have been restated to reflect the above actions.

On July 31, 1996, the Company issued 5,000 shares of its Common Stock to one of its law firms in payment for professional services rendered.

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)
                                   (Unaudited)

 9.  COMMON STOCK (CONTINUED)

On August 3, 1996, the Company issued 2,895 shares of its Common Stock for nominal consideration to certain employees, distributors, a not-for-profit environmental group, and other parties for past services and support given to the Company which has been recorded based upon the estimated fair value of such Common Stock as determined by the Board of Directors ($5 per share). See Note 11.

10.  STOCK OPTION PLAN

On July 31, 1996, the Company's Board of Directors approved the adoption of a stock option plan (the "1996 Option Plan"), which provides for the granting of both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, based upon the determination of the Board of Directors. As of September 30, 1996, stock options were granted under the 1996 Option Plan to purchase 650,000 shares of the Company's Common Stock at an exercise price equal to $5 (the estimated fair value as determined by the Board of Directors) and $15 per share, or 110% of such fair value ($5.50 per share) for certain shareholders. These stock options expire from 1997 to 2006. At September 30, 1996, 283,210 shares are currently exercisable and 366,790 shares will become excercisable from 1996 to 2000. At September 30, 1996, 650,000 shares of Common Stock have been reserved for issuance under the 1996 Option Plan. The effect of these options have not been included in the Company's computation of loss per share since the Company's Common Stock has not had a fair market value in excess of their exercise prices for three consecutive months.

During the three months ended September 30, 1996, the Company expensed $13,205 related to the issuance of stock options to various consultants and the Board of Advisors based upon the estimated fair value of such stock options. The Company uses the intrinsic method to account for stock options issued to employees and Directors.

 11.  SUBSEQUENT EVENTS

On October 4, 1996, a noteholder received 15,156 shares of Common Stock in exchange for his outstanding loan and unpaid interest in the aggregate amount of $227,340. Accordingly, such note has been classified as a long-term liability at September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-SB.

GENERAL

The Company was formed in 1988, and commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) products. From 1993 to 1995, the Company's revenues grew from approximately $583,000 to $1,480,000.

     The growth in the Company's revenues is primarily due to the increasing acceptance of the Company's products by the marketplace. This acceptance is the result of various factors, including the increased credibility of the product as a result of its commercial relationship with well-known entities and the growing desire of users to reduce maintenance costs, extend engine life and preserve the environment.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statements of operations.
                                                 Percentage of Revenues
                                                 ----------------------
                                                    Nine Months
                                                  Ended September 30,
                                                  -------------------
                                                  1995         1996
                                                  ----         ----
Net sales                                         100%          100%
Operating costs and expenses:
  Cost of sales                                    48           57
  Selling expenses                                 45           51
  General and administrative expenses              36           41
  Other                                             -            1
                                                -----        -----
Total operating costs and expenses                129          150
                                                -----        -----

Operating loss                                   (29)%        (50)%
                                                =====        =====

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Net Sales. Net sales increased by 13% from $1,083,733 in the first nine months of 1995 to $1,219,825 in the first nine months of 1996. This increase was primarily attributable to increasing sales made to existing and new domestic and international customers in 1996 in comparison to the comparable period of 1995, including approximately $248,000 of sales to Ltd., the Company's newly formed joint venture in 1996. Approximately, $12,300 of intercompany profit on these sales have been deferred at September 30, 1996.

Effective October 15, 1996, the Company implemented a new product pricing strategy to reduce the Company's selling prices to enable end users to obtain a significantly improved return on investment. The Company believes this new strategy will promote the sale of the Company's products and result in increased long-term revenues from unit and replacement filter sales and provide the Company with the ability to reduce its product costs, primarily through volume purchase discounts, utilization of excess fixed manufacturing capacity and improved production processes. If the Company does not realize these cost savings, its gross margin will be adversely effected. Various merchandise credits will be issued by the Company, if certain conditions are met by its distributors, in the fourth quarter of 1996 as a result of this price reduction. These merchandise credits will have an adverse effect on the Company's results of operations in such period. The Company has not completed the detailed analysis to determine the exact amount of these merchandise credits, however, mangement believes such amounts will not be in excess of $100,000.

Cost of Sales. Cost of sales increased by 33% from $522,096 in the first nine months of 1995 to $694,966 in the first nine months of 1996. This increase is primarily attributable in part to the 13% increase in sales between the comparable periods as well as 20% of the first nine month sales of 1996 being made to Ltd. at substantially lower prices than the Company's existing exclusive international distributor pricing and a 9% increase in sales to other international distributors at prices less than sales to domestic and Canadian distributors. Finally, the Company's gross margin decreased from 51.8% to 43%, substantially all due to the sales made to Ltd. in the first nine months of 1996 at these lower sales prices and the increase in sales to international distributors. To the extent additional sales are made by the Company to Ltd., or if its international distributors account for an increasing proportion of sales the Company's aggregate gross margin will be adversely affected as compared to prior periods.

Selling Expenses. Selling expenses increased by 29% from $484,557 in the first nine months of 1995 to $625,777 in the first three months of 1996. The primary reason for this increase was due to increases in other selling expenses such as salaries for new personnel, commissions, brochures and catalogs, consulting, travel and trade show expenses in the first nine months of 1996 versus the comparable period of 1995. As a percentage of revenues, selling expenses increased from 44.7% in 1995 to 51.3% in 1996.

General and Administrative Expenses. General and administrative expenses increased by 29.9% from $387,840 in the first nine months of 1995 to $503,629 in the first nine months of 1996 and as a percent of revenues increased from 35.8% to 41.2%. This dollar increase was generally due to the increased level of business activity, specifically including increases in personnel, legal, accounting and auditing expenses.

Operating Loss. As a result of the foregoing, the Company's operating loss increased from $310,760 in the first nine months of 1995 to $616,870 in the first nine months of 1996.

Interest Expense. Interest expense increased by 30.1% from $18,549 for the first nine months of 1995 to $24,147 for the first nine months of 1996. This change resulted from an increase in average short and long term borrowings outstanding in the first nine months of 1996 versus the comparable period for 1995. The increase in loans was used to finance a portion of the Company's activities in 1995 and 1996.

Net Loss. As a result of the foregoing, the Company's net loss increased from $329,309 for the first nine months of 1995 to $641,287 for the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's capital requirements in connection with its business activities have been and will continue to be significant. The Company has been dependent upon available cash generated from operations, the proceeds of sales of its securities to investors and stockholders and other loans to fund its activities. The Company's auditors report included an explanatory paragraph which stated that because the Company has sustained recurring operating losses, a working capital deficiency, negative cash flows from operating activities and a stockholders capital deficiency, these factors raise substantial doubt about the Company's ability to continue as a going concern.

At September 30, 1996, the Company had a working capital deficiency of $583,743 and its current ratio (current assets to current liabilities) was .50, as compared with a working capital deficiency of $894,117 and a current ratio of
 .25 at December 31, 1995. At September 30, 1996, the Company had $118,790 of cash. Outstanding short-term debt from lenders and shareholders was $509,580 at September 30, 1996 and included a shareholder loan of $502,026 due to the Estate of Willard Taylor (See Note 3 to the Notes to Financial Statements and "Part II
- Item 1. Stockholder Litigation" relating to repayment terms to the Estate). The balance of long term debt was $441,617 at September 30, 1996. See Note 10 to the Notes to Financial Statements related to the repayment of $227,340 of long term debt through the issuance of Common Stock subsequent to September 30, 1996.

Subsequent to September 30, 1996, the Company received gross proceeds of approximately $562,000 from the sale of shares of its Common Stock, and obtained an additional $50,000 loan (See Note 4 to the Notes to Financial Statements).

At September 30, 1996, the Company owed approximately $528,000 in current liabilities to various trade and other unrelated creditors. Of this amount approximately $324,000 was owed to various legal and other professional firms for services provided to the Company. These professionals and vendors continue to provide services to the Company; however, there can be no assurance that they will continue to do so in the future while all or a portion of such amounts remains outstanding. The Company has and intends to use a portion of the proceeds described above and future financings to repay the amounts due to creditors.

Consistent with industry practices, the Company may accept product returns or provide other credits in the event that a distributor holds excess inventory of the Company's products. The Company's sales are made on credit terms which vary significantly depending on the nature of the sale. In addition, the Company does not hold collateral to secure payment from its United States and Canadian distributors. Therefore, a default in payment by one or more of the Company's United States and Canadian distributors or customers could adversely affect the Company's business, results of operations and financial condition. The Company believes it has established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables.
However, there can be no assurance that actual returns and uncollectible receivables will not exceed the Company's reserves. Any significant increase in product returns or uncollected accounts receivable beyond reserves could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has not experienced material product returns or uncollectible receivables in the past.

Sales of the Company's products will depend principally on end user demand for such products. The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance, particularly worldwide, for the Company's existing and proposed products will require substantial marketing efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.

The Company is not currently generating sufficient revenues to fund its existing and planned expansion of its operations. Accordingly, the Company has embarked and is implementing plans to raise additional capital, including its most recent offerings. The Company intends to use such additional financing to increase its marketing and sales efforts, such as the hiring of additional sales personnel and related costs, implementation of advertising, promotional and marketing programs, and fleet testing programs. Additionally, the Company intends to hire additional manufacturing, operating, and administrative personnel and acquire additional capital equipment and leasehold improvements to meet expected production increases, as well as to assist in the implementation of the Company's planned Indian manufacturing joint venture.

The above is not an all inclusive listing of the Company's planned expenditures. In the event that the proceeds from future offerings or financings are not received, the Company will not be able to implement its current plans. The inability to obtain additional financing when needed, would have a material adverse effect on the Company, including possibly requiring the Company to curtail or cease its operations.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products.

QUARTERLY FLUCTUATIONS

The Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including product returns, purchasing patterns of consumers, the length of the Company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the Company and its competitors, technological factors, variations in sales by product and distribution channel, and competitive pricing. Consequently, the Company's product revenues may vary significantly by quarter and the Company's operating results may experience significant fluctuations.

                            PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

Stockholder Litigation
----------------------

On August 26, 1994, the Company and its principal stockholder, Richard C. Ford ("Ford"), filed an action against the representatives of the Estate of Willard Taylor in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida. The suit sought a declaratory judgment essentially to confirm the validity of various issuance's of Common Stock to Ford and members of his family by the Company in 1994. Prior to the Common Stock issuances, the Company obtained an independent appraisal of the value of its Common Stock, and the Fords paid a purchase price consistent with that valuation. The representatives of the Estate of Willard Taylor have contested the validity of the Common Stock issuances and the constitution of the Board of Directors, and filed a counterclaim seeking to invalidate the issuances and the constitution of the Board of Directors, claiming a breach of fiduciary duty and requesting the appointment of a receiver.

Additionally, in June 1995, the Estate demanded repayment of its advances to the Company in the amount of $502,026 (and $268,742 of advances made to T/F Systems, Inc. which have not been assumed by the Company pursuant to the purchase of assets of T/F Systems, Inc.), although no litigation related to this demand has been filed to date. Management of the Company believes that such advances are not currently due to the Estate and will contest the required time of repayment of such advances if any suit related thereto is commenced by the Estate. In a separate related action, the Estate is also seeking repayment of certain loans made to Richard C. Ford by Willard Taylor prior to Mr. Taylor's death in the principal amount of $508,250 which, in turn, were also advanced to the Company by Ford. On September 19, 1996, Mr. Ford and the Estate reached an agreement as to the repayment of such personal loans and unpaid accrued interest and such legal action was dismissed with prejudice.

In September 1996, the Company entered into an Agreement in Partial Settlement of T/F Purifiner, Inc. Issues ("Agreement") which released the Company, with prejudice, from all litigation pending or contemplated by the Taylor Family, the beneficiaries of the Estate, against the Company related to any actions taken by the Company before the date of the Agreement. In return, the Company agreed to repay the Estate's loans of $502,026 as follows: $167,342 due 90 days after any equity financings which raise in excess of $5,000,000 of gross proceeds; $167,342 on the first and second anniversaries of such equity financings. If the equity financings are less than $5,000,000 the amount of the periodic debt repayment will be reduced and the term extended proportionately. The Estate has agreed not to commence any action for loan repayment as long as the Company is in compliance with the Agreement and raises gross proceeds of at least $2,000,000 within one year of the Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of the Company was held on August 28, 1996. At the meeting:

 1) The following persons were elected as Directors of the Company to serve until the next Annual Meeting and until their successors are duly elected and qualified.


      Name                          Votes For               Abstentions
      ----                          ---------               -----------

      Richard C. Ford               1,052,334                  258,552
      Richard J. Ford               1,052,334                  258,552
      Byron Lefebvre                1,052,334                  258,552


 2) The Company's 1996 Stock Option Plan ("Plan"), which reserves an aggregate of 650,000 shares of Common Stock for issuance pursuant to options granted under the Plan, was ratified.

            Votes For               1,052,334
            Abstentions                258,552



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   a)   Exhibits:
        Exhibit 27 - Financial Data Schedule (Electronic filing only)

   b)   Reports on Form 8-K.
        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           T/F PURIFINER, INC.
                                                                  (Registrant)



Date:  November 8, 1996                                By  /s/ Richard C. Ford
                                                       ------------------------
                                                               Richard C. Ford
                                                                     President


Date:  November 8, 1996                                By /s/ Stephen J. Hauser
                                                       ------------------------
                                                            Stephen J. Hauser,
                                               Vice President, Chief Operating
                                           Officer and Chief Financial Officer