Form 10KSB
period 1996-12-31
T F PURIFINER INC
filed 1997-03-27
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                 FORM 10-KSB
(Mark one)
[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934
            For the fiscal year ended        December 31, 1996
                                      ------------------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

          For the transition period from             to
                                        ------------    --------------
                Commission file number            0-29192
                                        ---------------------------

                               T/F Purifiner, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                     14-1708544
------------------------------------      --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3020 High Ridge Road, Suite 100
Boynton Beach, Florida                                     33426
------------------------------------      --------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number (561) - 547-9499
                          ----------------

Securities registered under Section 12(b) of the Exchange Act:

           Title of each class                   Name of each  exchange
                                                   on which registered
------------------------------------      --------------------------------------
------------------------------------      --------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year.    $1,327,230  .
                                                         ---------------
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Common stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on February 28, 1997. Based on the closing bid price of the Common Stock on the National Association of Security Dealers, Inc., OTC Bulletin Board as reported on February 28, 1997 ($9.25), the aggregate market value of the 1,536,072 shares of the Common Stock held by the persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $14,208,666. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes        No
                                                  -----    -----
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 28, 1997: 5,143,455.

This report contains a total of 59 pages.

                                    PART I

All discussions herein give effect to a 57:1 forward stock split effected on July 1, 1996 and a 2.5:1 forward stock split for all stockholders of record as of January 1, 1997, except as otherwise specifically set forth. Unless the context otherwise implies, the term "Company" refers to T/F Purifiner, Inc. and T/F Systems, Inc., as described more fully below.


ITEM 1.    DESCRIPTION OF BUSINESS
           -----------------------

Other than historical and factual statements, the matters and items discussed in this Annual Report on Form 10K-SB are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.

Introduction
------------

      The  Company  owns  the  rights  to  manufacture,  market  and  distribute worldwide the Purifiner(R), a bypass oil purification system for use with substantially all internal combustion engines, generators and other types of equipment that use lubricating oil. The Purifiner cleans oil by continually removing solid and liquid contaminants from the oil through a sophisticated and unique filtration and evaporation process. The Purifiner has been used successfully to substantially extend oil-drain intervals and to extend the time between engine overhauls to up to three times longer than traditional intervals. The Company also manufactures (with one exception) and sells disposable replacement filter elements ("Elements") for the Purifiner.

      By keeping the oil continually clean, the Purifiner effectively extends engine life and dramatically reduces new oil purchases as well as maintenance time and the costs and environmental concerns involved in the storage and disposal of waste oil. In addition, according to customer statements, extensive testing done by Southwest Research Institute (an independent third party testing laboratory) on an improved heavy duty engine oil that supports improved fuel efficiency from the use of this new oil, and the growing industry recognition that operating an engine with cleaner oil will reduce engine energy losses due to friction, wear, and oil viscosity fluctuations, the Company believes that end users will experience improved fuel economy.

Background and Formation of T/F Purifiner, Inc.
-----------------------------------------------

      The patents issued on the oil purification system that, after further development, has evolved into the current Purifiner units, were issued in the early 1980's. The owners of such patents attempted to market and sell the original system under various other tradenames, but were not successful. The factors to which that could be attributed, include (a) the failure of potential customers to understand the importance or possibility of continually clean oil and belief that extended drain interval could be practical; (b) lack of consumer awareness of the importance of the environmental benefits inherent in the Purifiner; (c) the absence of acceptance and endorsement by engine and vehicle manufacturers; (d) general disbelief that the product would perform as claimed and could provide benefits in a cost-effective manner; (e) inadequate capitalization, and (f) limited management experience.

     In 1987, T/F Systems, Inc., a Delaware corporation ("Systems") , of which Richard C. Ford and Willard H. Taylor (deceased) were equal stockholders, obtained certain limited distribution rights to the Purifiner in several states from Refineco Manufacturing Company, Inc. ("Refineco"), then located in Oakland Park, Florida (Byron Lefebvre, currently an executive officer and a Director of the Company, was then the President of Refineco). In 1988, Systems obtained an option to acquire the exclusive manufacturing and marketing rights to the Purifiner in the event Refineco, and subsequently, Purifiner Distribution Corporation of Chicago, Illinois, were unable to meet their commitments to supply Purifiners to Systems. As a result of a default - a failure of the manufacturer to meet this supply commitment -- Systems obtained the manufacturing and marketing rights to the Purifiner in 1990.

      In February 1988, T/F Purifiner, Inc. was incorporated in Delaware under the name "Econology Systems, Inc." On October 16, 1990, the name was changed to "T/F Purifiner, Inc." T/F Purifiner, Inc. was inactive until 1991, when it obtained the distribution and marketing rights to the Purifiner by virtue of an assignment from Systems (at the time owned equally by Messrs. Ford and Taylor) . However, System's ownership of the rights to the Purifiner were contested in court as to other third parties who were also manufacturing and marketing a device similar to the Purifiner and using the Purifiner trademark. Eventually, the court ruled in favor of Systems with respect to its manufacturing and marketing rights, and in May 1993 all appeals by the other parties were exhausted. During the period of this litigation, T/F Purifiner continued to market the Purifiner, but success was limited due to various factors including the pending litigation and the actions by these other parties in the marketplace.

      Prior to December 31, 1995, T/F Purifiner, Inc., was the exclusive distributor and Systems was the exclusive manufacturer of the Purifiner. On December 31, 1995, in exchange for any claims T/F Purifiner had in the delay damage award, T/F Purifiner purchased all operating assets and assumed all operating liabilities of Systems, except for (a) any benefits and/or liabilities related to a delay damage judgment awarded in December 1994 against the parties discussed above, and (b) liabilities related to certain stockholder advances made to Systems by Ford and Taylor. Accordingly, T/F Purifiner currently owns all manufacturing rights previously owned by Systems.

      Prior to Mr. Taylor's death in May 1993, Mr. Taylor and Mr. Ford had each contributed equal amounts of working capital to the Company and each owned 50% of the issued and outstanding capital stock. Following Mr. Taylor's death, despite Mr. Ford's subsequent investments in the Company, the business activities and growth of the Company have been hampered by insufficient capital.

Strategy
--------

      As the Purifiner had limited acceptance in the marketplace, the Company's strategy has been to obtain product credibility by disproving the long-held conviction that oil must be changed regularly in accordance with manufacturers' recommended guidelines. Gradually, the credibility of the Purifiner and the concept of extended oil replacement intervals is becoming more readily accepted. The Company believes that this acceptance is due to the third-party testing of the product, awards and other recognition the Purifiner has received and increasing awareness of consumers as well as vehicle and engine manufacturers and oil companies of the cost benefits, the Company's warranties, as well as environmental benefits of conserving oil and reducing the disposal of waste oil.

      The Company has expanded its distribution network and direct-marketing activities, primarily in the heavy-duty truck and industrial marketplaces, both in the U.S. and internationally. To date the Company has approximately 75 U.S. and Canadian distributors, and approximately 17 international distributors. The Company also formed a foreign joint venture effective January 1, 1996, to market the Purifiner through Europe, the Middle East, the former Soviet Union, Egypt, and South Africa. (See "Distribution").

      The Company plans on continuing to expand its distribution channels worldwide, as well as the number of market segments on which it focuses. The Company continues to (a) employ additional direct sales personnel to establish more distributors, (b) market its products to certain major accounts in conjunction with its distributors, (c) to consider additional joint ventures to manufacture and/or market its products in various parts of the world and (d) work to encourage original equipment manufacturers ("OEM's") to install the Purifiner on their product at their factories (See "Marketing").

      There can be no assurance that the Company will be able to successfully implement its various strategies.

Products
--------

      The Purifiner Oil Purification System dramatically extends the life of lubricating oil in gas and diesel engines as well as hydraulic fluid used in industrial machinery. The core product, the Purifiner, is easily attached to any engine. In essence, it works like a dialysis machine that filters blood to rid it of impurities, so it keeps the oil in engines continually clean. Whenever the engine or machinery is operating, the Purifiner is extracting from the oil solid particles down to one micron (1/49 millionth of an inch), as well as liquid contaminants (water, fuel and antifreeze). As the Purifiner dramatically extends the useful life of the oil, it also protects engines from the harmful wear caused by contaminants in oil. As dirty, damaging oil does not come in contact with the engine, the result is less down time for maintenance and longer engine life. Further, not only are oil purchases drastically reduced, but as used hydraulic fluids are recovered and no waste oil is generated, the need for and cost of disposal decline dramatically. Thus, the Purifiner reduces maintenance costs by decreasing oil consumption, engine wear, increased fuel economy, and the necessity for overhauls and certain other types of general maintenance. All these savings are achieved from utilizing the Purifiner which has a typical payback period of less than one year. Accordingly, the Purifiner achieves great savings and, therefore, increased profits for its end users.

      The Purifiner is manufactured in six different sizes ranging from 8 to 240 quarts; the size varies according to the oil sump capacity of the engine or equipment on which it is placed. The Purifiner also can be used in multiples for larger oil sumps. Qualified personnel can usually install the Purifiner on engines and other equipment in 1 1/2 to 2 hours.

      The Company also has developed and sells a Hydraulic Batch System ("HBS") which is mounted on a hand cart for mobility. The HBS was developed to clean 55-gallon drums of used hydraulic oils, which substantially reduces oil purchases as well as the high costs of storing and disposing of used oil in compliance with environmental regulations. The HBS consists primarily of two 60-quart Purifiners, a preheater, a pump and other miscellaneous parts.

      All Purifiners are compatible with virtually all standard and synthetic oils on the market and they work with engines using gasoline, diesel, propane or natural gas. Except for the HBS, the Purifiner cannot be used on engines without a pressurized lubricating system, and neither can be used on an outboard boat motor, which mixes oil with the fuel.

      The Purifiner consists of a canister that can be mounted on the firewall, fender well, frame of a vehicle or on other convenient locations, depending on the particular application. The canister inlet is connected either to the engine's oil-pressure sending unit or, for hydraulic applications, a pressure line. The outlet is connected to the sump. The canister houses the Element and an evaporation chamber heated by an enclosed heating element. Under pressure from the engine or equipment, engine oil enters the canister via a metering jet that regulates the flow of oil to approximately three and six gallons per hour, depending on the size of the Purifiner. The oil passes slowly through the Element, where solid contaminants in the oil are trapped. The Element contains compacted long-strand natural cotton fibers that retain solid particles as small as approximately one micron. A conventional paper oil filter will typically remove particles down to 25-40 microns. According to a paper published by the Society of Automotive Engineers in its SAE Paper No. 660081, dated January 1966, "[f]iltering the used oil through a 5-micron filter did not significantly reduce the wear rate; however, when the oil was filtered through a 1 micron filter, there was a significant reduction." The 100% natural cotton filtering media in the Element also absorbs water, traps sulfur and neutralizes the acids which are left in the oil by conventional paper filters. The slow rate at which the oil passes through the Element helps ensure maximum contaminant retention.

      After filtration the oil flows slowly over the diffuser plate located in the dry-heated evaporation chamber where it is heated to a temperature of approximately 200 degrees Fahrenheit (slightly higher on the HBS model) to enable the removal of the liquid contaminants including water, fuel and coolant. The stainless steel heating element is sealed in aluminum and, for safety is, completely isolated from direct contact with the oil. The liquid contaminants are evaporated and then vented out of the Purifiner before they can recondense in the oil. These gases and water vapor are vented back into the induction system and are consumed in the combustion process. (On hydraulic applications, the water vapor is vented into the atmosphere.) The cleaned oil then flows back to the engine crankcase via gravity. These processes continue whenever the equipment or engine is operating.

      The Company also manufactures and distributes its replacement Elements for the Purifiner. The Company generally recommends that the Element be replaced at the engine manufacturer's recommended/approved periodic oil change interval
(with one exception for one model currently used primarily for gasoline applications only, the Company generally recommends that the Element be replaced every ten thousand miles or 250 hours when used for gasoline powered automobiles and vans). The Company recently introduced a U.S. patent approved oil-flow meter which enables the user to easily visually confirm that the oil is flowing through the Purifiner at the proper rate. The useful life of oil and the Element is dependent on several factors, including the quality of the oil used, type of fuel, condition of engine, and the type and operating environment of the equipment. Accordingly, the change intervals mentioned above may vary. Elements can be changed and an oil sample taken in approximately five to ten minutes by the customer.

     The Company estimates that the current costs of an oil and full flow-filter change (assuming a person does not do the oil change himself or herself) costs $15.00 or more for automobiles, $100 or more for heavy duty trucks and $200 or more per engine for diesel powered marine engines. These costs vary depending on, among other things, the type of engine and application, labor and oil costs, and costs of waste oil disposal. Depending on the size of the Purifiner Element, the current suggested prices for retail end-users of the Elements range from approximately $13.00 to $42.00 and the cost of an oil analysis purchased through the Company currently costs approximately $8.50 per sample.

     The Company has recently received patents from the United States Patent Office and certain other countries for a new Element (the "TFP Filter Plus"), in which pelletized chemicals are added to the filtering media. The chemicals are antioxidants which will reduce the amount of oxidation, stabilize the alkalinity and further help reduce the acid build-up of the oil. This is especially important on new engines built since enactment of the Clear Air Act of 1992, which requires tighter specifications for diesel engines. As these engines consume less oil, the amount of makeup oil that is added, which also replenishes the consumed additives in older engines, has decreased. The TFP Filter Plus compensates for this factor.

     When the Element is changed, make-up oil is added to replace any oil retained in the used Element or consumed in the normal engine combustion process and also to replenish the oil's additives. The Company's performance warranties for product used in the United States and Canada generally require the user to take a small sample of the used oil for submission to an oil testing laboratory at the same intervals that the OEM recommends/approves for an oil change, but at least once a year. (See "Warranties.") The Purifiner has an oil sample valve to expedite the taking of the oil sample. There are some local independent oil testing laboratories and a number of larger users of the Purifiner have access to other testing facilities. The Company also sells prepaid oil sample kits and has arrangements with Ana Laboratories, Inc. in New Jersey and United Testing Group, Inc., in Georgia, with facilities in Atlanta, Georgia, Chicago, Illinois, and Reno, Nevada, to test samples sent to them via the Company' s prepaid kits. (There are other independent testing laboratories available to perform testing of the oil samples other than those described above). The current customer cost of testing an oil sample ranges from de minimis (if a customer has access to a testing facility) to approximately $8.50. The cost of an oil sample may exceed $8.50 in certain foreign countries.

      Users must maintain a record of the laboratory oil analysis results in order for the Company's warranties to remain in effect. Management believes that the risk of losing the manufacturers' warranties encourages customers to complete the oil analysis and replace Elements in a timely manner, making the Purifiner more effective and stimulating recurring Element sales. The oil analysis also helps the Company monitor customer satisfaction, and should a problem arise with a particular application, the Company and the customer can work together to address the problem and find a solution on a timely basis. Finally, oil analysis has been analogized to blood samples for humans, in that through proper analysis other problems occurring within the engine or equipment, apart from oil contamination, can be diagnosed and corrected before incurring significant problems. To date, there have been no significant problems with existing Purifiners or warranty claims, although there can be no assurances that such a trend will continue. Due to the sometimes prohibitive cost of oil analyses and generally more frequent recommended/approved oil change intervals for engines used in certain countries outside the United States and Canada, primarily due to the poorer quality of oil and fuel used, not all performance warranties for Purifiner products (whether offered by the Company or by the Company's distributors) used outside the United States and Canada require oil analyses at the OEM recommended/approved oil change intervals.

      The Purifiner has no moving parts and consequently requires no significant ongoing maintenance. The Purifiner has an in-line pre-strainer to prevent the metering jet from becoming clogged by large contaminant particles. As long as the Elements are changed at the recommended/approved intervals or as oil analyses dictate, and other standard preventive maintenance procedures are performed, the Company believes that the Purifiner can perform as designed in excess of ten years (10 years is the material and workmanship warranty period for the Purifiner). Purifiners used for hydraulic applications do not require as frequent Element changes since hydraulic oil applications typically do not contain the level of contaminants as other oil applications. In order to maintain the Company's performance warranties, users must, among other things, change the full flow filters once a year or every 50,000 to 60,000 miles or 1500 hours, depending on the particular application of the Purifiner. The cost of changing a full flow filter is part of the cost of an oil change, as discussed above.

      The Company has received acknowledgments from Deere & Company, Detroit Diesel Corporation, Caterpillar, Inc., Ford Motor Company, Mack Trucks, Inc., Cummins Engine Company, Inc., Chrysler Motors Corporation, Mercedes Benz of North American, Inc. and others, who have all stated that the installation and use of the Purifiner does not void their manufacturer's warranties. Most engine manufacturers will accept oil analyses as alternatives to their recommended oil change intervals. Management believes that the existence of other longer-life oils in the marketplace which allow for extended oil drains has been and will continue to exert continuing pressure on the use of oil analysis as an acceptable alternative to engine manufacturer's recommended oil change intervals, as will the cost, environmental and other benefits obtained from extended oil drain intervals.

Marketing
---------

      The Company' s products are expected to be marketed to numerous market segments, including trucking, marine, agricultural, bus, recreational vehicle, generator, construction, mining, industrial and hydraulic applications, and to automotive and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the primary focus is on the truck and bus segments.

      To date, the Company has not expended any material amounts to advertise or promote its products in the marketplace and has relied upon editorials, trade shows and other methods to promote its products. In May 1995, the Company was featured on CNN's Future Watch, a program broadcast throughout the world, which resulted in the addition of several new distributors and, more important, added to the credibility of the Company's products. The Company was also featured on CNN's EARTH MATTERS program in early 1996. In addition, numerous magazines, including BUSINESS WEEK, DEFENSE NEWS, EQUIPMENT TODAY, MOTOR TREND, CAR AND DRIVER and others have featured stories on the Company's products. During 1994 and subsequently, the Company's products have achieved recognition from well-known sources, including (i) certification by the California Environmental Protection Agency's Department of Toxic Substances as a "Pollution Prevention Technology", (ii) receipt of the State of Florida' s 1995 Governor' s New Product Award (Small Business Category) , (iii) receipt of the National Society of Professional Engineers 1996 New Product Award "for innovative use of engineering principals and materials, improved function and savings in use and benefit to the national economy" (Small Business Category) ; and (iv) receipt of the World Trade Center's (Ft. Lauderdale, Florida) 1996 Award for Outstanding Achievement in International Trade (Manufacturing) . Management believes that such recognition has and will continue to enable the Company to expand its distribution channels and increase the credibility and acceptance of its products.

      In February 1996, the Purifiner gained the support of the American Oceans Campaign ("AOC"), a not-for-profit organization devoted to ensuring the earth's waters are kept free of contamination and pollution. Management believes that the association with AOC and similar groups will be a cost-effective way to promote the Purifiner and increase its distribution and sales. However, no assurance can be given that such associations will be successful in promoting the Company's products.

      In April 1996, the Company made arrangements to help facilitate retrofit sales of the product at the end user level. Leasing Services, Incorporated ("LSI") , with principal offices located in Solana Beach, California and Boston, Massachusetts, is a national leasing company that will provide lease financing to certain of the Company's users, subject to normal credit considerations with respect to the user. While the Company has had many successful evaluations, many customers have found the up-front cost to be prohibitive for large scale retrofits. Lease financing will enable the user to immediately benefit from reduced maintenance expenses and to pay for the Purifiner from such savings over variable terms. The Company has no written agreement with LSI, receives no consideration from LSI and merely provides its customers with LSI's brochure which explains LSI's services.

      With this arrangement, the Company and its distributor network are able to provide to its customers a complete product package, that includes the Purifiner, installation assistance and financing. Management believes the ability to provide a turnkey program should provide the Company with a competitive edge. However, no assurance can be given that this approach will result in increased revenues to the Company.

      The Company relies on management's ability to determine the existence and extent of available markets for its product. Company management and consultants have considerable marketing and sales backgrounds and devote a significant portion of their time to marketing-related activities. The Company has marketed its products at various national trade shows, including the International Truck Show in Las Vegas, Nevada, Mid-America Truck Show in Louisville, Kentucky, the Maintenance Council Show in Orlando, Florida, the International Workboat Show in New Orleans, Louisiana, the ConAgra Show in Las Vegas, Nevada, the Recreational Vehicle Industry Association Trade Show in Louisville, Kentucky and others.

      Eventually, management would like to sell its products directly to OEMs. A number of international and domestic engine, automobile, truck, bus and other OEMs are currently evaluating the Company' s products, among them are Volvo-Sweden (trucks) , Navistar International Corporation ("Navistar") (trucks), Freightliner Corporation (trucks), Perkins Engine Company (engines) , Hyster (forklifts) and Blue Bird Corporation (buses). There can be no assurance that these or other OEMs will accept the Company's products for original placement on their equipment. To date, the Company's customers have requested that the Purifiners be installed at a Volvo USA factory (North Carolina) on a very limited number of vehicles. Certain other manufacturers, including
Freightliner Corporation, Navistar and Ford Motor Company, have agreed to install the Purifiner at their production facilities if their customers request such installation.

      The Purifiner is installed on a Navistar and Mobil Oil Company show truck, which is on display at some of the major truck shows in the United States.

Distribution
------------

      The Company currently distributes its products through several channels under the Purifiner trademark. To date, purchasers of the Company's products have included Coca-Cola Enterprises, Inc., Ford Motor Company, Sysco Foods, Vulcan Chemicals, the U.S. Air Force and others.

      While the Company currently does not have written distribution agreements with all its domestic and Canadian distributors, the Company does require its domestic and Canadian distributors to make an initial purchase of a minimum dollar amount of the Company's Products. All distributors (domestic and foreign) must pay in a timely fashion. With substantially all its international distributors, the Company has entered into written distribution agreements which typically memorialize the minimum dollar amount or units to be purchased and the shipping terms.

      The Company has approximately 75 active warehouse distributors located in the United States and Canada, primarily in the heavy-duty trucking industry. The remaining are located primarily in South America, England (See "Distribution") and the Far East. These distributors purchase product directly from the Company and sell to their existing or new customers. The Company currently also has contracts or arrangements with 8 manufacturer's representatives, primarily in the heavy-duty trucking industry, whose responsibilities include the establishment and servicing of warehouse distributors and introducing Company's Products to selected fleets in the representative's defined territories. The Company pays its manufacturer's representatives negotiated commission rates, depending on the level of services provided. The manufacturer's representative contracts are typically for one year and can be canceled by either party on 30 to 120 days notice. The Company recently established representatives in defined territories for certain other market segments, including marine, industrial and recreational vehicle industries.

     During 1996, nine customers accounted for approximately 56% of the Company's net sales, of which TF Purifiner Ltd., the Company's joint venture, accounted for approximately 19% of the Company's net sales. There are no assurances that each or all of these customers will continue to do business with the Company and the loss of any one of these customers could have a material adverse affect on the Company's revenues.

     TF Purifiner Ltd. Pursuant to a joint venture agreement (the "Centrax Agreement") dated December 18, 1995 (but effective January 1, 1996), the Company became a stockholder in TF Purifiner Ltd. ("Ltd.") , an English company limited by shares and formed under England's Company's Act 1985. The other stockholders and parties to the agreement include Centrax, Ltd., The Barr family (the "Barr Family") who includes Messrs. Richard H.H. Barr, C. Robert Barr, the Chief Executive Officer of Centrax, and Richard A. Barr and the current director and general manager of Ltd., Albert N. Davies, of Devon, England (who is not an affiliate of Centrax or the Barr Family) . Centrax, located in Devon, England, had sales of approximately $70 million for 1996 from its worldwide activities in power generation and specialist aero-engine components. The principal stockholders of Centrax include Richard H. H. Barr, C. Robert Barr (See "Management - Board of Advisors") and Richard A. Barr (the Barr Family) , who are also directors of Centrax.

     Ltd.'s primary purpose is to market and establish distribution for the Purifiner throughout Europe, the Middle East, the former Soviet Union, Egypt and South Africa (the "Territory"). In this regard, the Company has granted to Ltd. its rights under existing licenses, trademarks, and patents with respect to existing products and its rights with respect to future products to allow for the marketing and distribution of the products in the Territory. Ltd. also has the option to manufacture the products based upon market acceptance and other factors.

      The Company owns approximately 45% of Ltd. and has a 50% voting interest. Forty-five (45%) percent is owned by Centrax and the Barr Family (or a company representing the Barr Family) and the remaining approximately 10% is owned by Mr. Davies. The Company is not obligated to fund any of the operations of Ltd., which, pursuant to the Centrax Agreement, shall be provided (i) by borrowings by

Ltd. from a bank; (ii) from Centrax; or (iii) from the Barr Family, such borrowings or guarantees by the Barr Family or Centrax shall be made until such time as Ltd. is self-funding. If the Barr Family does not fund Ltd.'s operations, the Company has the right to take back Ltd.'s manufacturing, marketing and distribution rights, as well as any patent and trademark rights assigned or to be assigned to Ltd. by the Company for this Territory. To date, Ltd. is negotiating to establish, and/or has established distributors or taken over the servicing of existing Company distributors in various countries, including the United Kingdom, Greece, Italy, France, Turkey, the Czech and Slovak Republics, Norway, Denmark, Spain and Portugal. There can be no assurance that such distributors will be successful in introducing the Purifiner in their territories as they will face obstacles similar to those the Company and its other distributors have encountered in introducing an innovative technology in their territories. Further, there can be no assurance that Ltd's other 45% owner (Centrax), which is responsible for the ultimate funding of Ltd., will continue to fund Ltd.'s operations; discontinuing such funding could have a material adverse effect on the Company's operations in this Territory. Ltd. has also commenced or completed various Purifiner evaluation programs, including those on a large United Kingdom ("U.K.") based fleet. This U.K. test was recommended by a large international engine manufacturer and has been successfully completed.

      Ltd. currently is negotiating for the rights to patents pending filed by Centrax on a product consisting of a full flow and bypass oil filter, all housed in one Purifiner unit, as well as a side-by-side full-flow and Purifiner bypass filter design. These patent pending products were designed primarily for original equipment placement by OEMs. The Company is negotiating with Centrax for the right to distribute these products everywhere other than the Territory. The Company has the right to distribute any new products developed by Ltd. everywhere other than the Territory

Navistar International Dealers
------------------------------

      The Company entered into aftermarket programs with Navistar in the United States and Canada as part of its agreement to provide Navistar dealers with the Company's product line. The aftermarket program has provided the Company with the opportunity to be invited to participate in Navistar trade fairs, but that program is not party of any written agreement between the Company and Navistar. However, the Company's Products are included in Navistar's catalog programs for the United States and for Canada which are sent to Navistar dealers. Finally, the Company may be given the opportunity to participate in advertising programs initiated by Navistar, but to date has only done so on a limited basis in Canada. These aftermarket programs are administered by Navistar and, to date, have not resulted in a significant number of new Navistar dealers purchasing Product from the Company. Management believes that the lack of participation is primarily due to the Company not allocating sufficient time or money to reaching Navistar dealers; it intends to do so in the foreseeable future if sufficient resources are available.

      Navistar is the first major truck manufacturer that has agreed to an aftermarket program with the Company. Management plans to work with other truck manufacturers, in addition to Navistar, to establish additional aftermarket programs. No assurance can be made that such programs will be established or if established that they will be successful. No assurance can be given that these sales efforts will result in significant sales for the Company.

Sales
-----

     DIRECT SALES. The Company directly and/or with the assistance of its manufacturer's representatives, warehouse distributors or other agents markets its products directly to national accounts which will eventually be sold through its distribution channel. Typically these larger customers, and some smaller customers, have required an evaluation period, usually ranging from three to nine months, to ensure that the Company's products perform as advertised. Management believes that this evaluation period will continue to be shortened as the Company's products gain wider acceptance and support from well-known customers and groups, such as Ford Motor Company, AOC, Navistar, Perkins and others.

      Currently, the Company' s products are being evaluated by numerous potential end users, including Ford Motor Company, Murphy Farms, CF Motor Freight, New Orleans Transit Authority, City of Detroit, Chicago Transit Authority, Pepsi-Cola Company, Motor Cargo, United States Air Force, United States Postal Services, Waste Management, Bell South and others. There can be no assurance that such evaluations will be successful and, even if successful, that they will result in sales for the Company.

      In July 1995, the Company' s products were issued National Stocking Numbers by the General Services Administration; the Company believes this will enable the Company to more efficiently sell its products to the U.S.
Government and its agencies.

      INTERNATIONAL SALES. The Company directly and/or with the assistance of commission based manufacturer's representatives has established exclusive and non-exclusive distributors in various countries, including Australia, Singapore, Malaysia, Indonesia, Thailand, South Korea, Colombia, Panama, El Salvador, Venezuela, Chile, Mexico, China, Hong Kong, Brazil and others. Exclusive distributors are required to purchase minimum quantities of product to maintain their exclusive status. The majority of these distributorships were established in 1995 and later; therefore, the ultimate success of these and the other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories, including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. See "TF Purifiner Ltd." There can be no assurance that the Company's international distributors will be successful in distributing the Company's products in their territories.

Manufacturing and Production.
-----------------------------

      The Company subcontracts for the manufacture of component parts for its Purifiners and manufacturers substantially all of its Elements. The component parts are assembled, packed and shipped from the Company's facility in Boynton Beach, Florida.

      The Company currently single sources (i.e. purchases each raw material and component part from a specific vendor) substantially all of its raw materials and component parts from various vendors in the United States. Substantially all the tools and dies used by certain of the Company's vendors are owned by the Company. The Company believes that there are alternative sources of supply, and the Company does not anticipate that the loss of any single supplier would have a material long term adverse effect on its business, operations or financial condition. Management intends, subsequent to obtaining sufficient financing, to obtain additional tooling and dies and to upgrade certain of its existing manufacturing equipment, and as its volume of sales increase, may expand its vendor network for the purpose of limiting its exposure to its single source suppliers. However, there can be no assurances that such additional financing will be obtained or will be obtainable, on terms that are in the best interest of the Company or its stockholders.

Warranties.
-----------

      The Purifiner carries a six-month performance warranty, and is generally warranted to the original user to be free of defects in material and workmanship for ten years, except for the heating element which is warranted for five years. The Company also offers limited 250,000-mile and 100,000-mile continuous oil purification performance warranties for Class VII and VIII trucks in the United States and Canada and limited performance warranties for recreational vehicles, including a twelve-month performance warranty. The Company maintains $2,000,000 aggregate product liability insurance coverage.

Competition.
------------

      Although the Company believes it is the largest supplier of bypass oil purification systems (see "Legal Proceedings - Premo Litigation") , the Company effectively competes with other bypass filtration products such as The Spinner unit of T.F. Hudgins, Inc., and the bypass filter made by Luberfiner, Inc., and others. The Company's products affect the sales of full-flow filters, maintenance services, replacement parts, original oil sales and oil disposal, as well as sales of new engines.

      All of these products and services are provided by companies that have significantly greater financial, marketing and operating resources than does the Company. The Company's direct competitors include Premo Lubrication Technologies, Inc. and Certified Technologies, Corp.

Patents and Trademarks.
-----------------------

      The Company has a license and royalty agreement (See Item 3 - "Legal Proceedings") with the owner of four of the U.S. patents covering the Company's existing Purifiners. These patents expire in November 1997, September 1998 and June 2008. This agreement also covers several foreign issued and pending in several other countries, the earliest of which will expire in June 2004. The term of the agreement is for the life of the patents and any improvements thereto and requires the payment of a 5% royalty based on the net sales price, as defined, of the covered products. This agreement also covers the U.S. trademark for which the Company pays a 1% royalty based on net Element sales, as defined. The Company is primarily responsible for maintaining and defending the integrity of these patents and trademarks.

     The Company has registered its trademark and/or logo in substantially all the countries of the industrialized world (other than in the United States, where the Company's licensor has registered the trademark).

     The Company has patents pending for the TFP Filter Plus and a redesigned Purifiner in substantially all industrialized countries of the world; these were filed by the Company in 1994 through 1996, and to date have been issued in the United States and certain other countries. In 1996, the Company filed for U.S. patent protection for its new oil flow meter which will enable the user to visually determine that the oil is flowing through the Purifiner at the proper rate. The oil flow meter patent was approved in the U.S. in early 1997. There can be no assurance that such patents pending will be issued.

Governmental Approval.
----------------------

      The  Company's   products   typically  do  not  require  any  governmental
approvals.   As  part  of  the   certification   process  under  the  California
Environmental Protection Agency's Department of Toxic Substances, in July of 1994, the Company has obtained an Executive Order issued by the State of California Air Resources Board stating that the Purifiner does not reduce the effectiveness of applicable vehicle pollution control systems, and may be installed on all 1993 and older model year vehicles with pressure oil systems.

Engineering and Development.
----------------------------

      The Company has one employee who focuses solely on engineering and development. He is the inventor and originator of two U.S. patents issued to the Company in 1996, as well as of the most recently issued patent licensed to the Company. During the last two years he has devoted substantially all of his time to the engineering, development and enhancement of the Company's products.

Employees.
----------

      At February 28, 1997, the Company had 42 employees, 16 of whom were engaged in manufacturing, assembly, warehousing and shipping, 18 in marketing, technical and installation assistance and sales, one in engineering and development and 7 in administrative positions. None of the employees are represented by a labor union. The Company believes its employee relations are good.

ITEM 2.   DESCRIPTION OF PROPERTY.
          -----------------------

     Substantially all of the Company's operations are conducted from its 14,500 square foot facility located in Boynton Beach, Florida. The facility is leased for a term ending March 31, 1999 at a current annual rate of approximately $85,000.

ITEM 3.     LEGAL PROCEEDINGS.
            -----------------
Legal Proceedings.
------------------

Premo Litigation.

      On December 8, 1994, the Company, as exclusive licensee of two patents, (one which was granted in 1980 and one granted in 1990, both of which are used in connection with substantially all of the Company's current Products) and Robert C. Malt, the patent owner, filed an action against Premo Lubrication Technologies, Inc. ("Premo") and Charles Borzarelli (collectively the "Defendants") in the United States District Court for the Southern District of Florida. The Company and Mr. Malt have alleged that the Defendants have infringed on one of its patents issued on October 14, 1980 (the other patent is no longer at issue), and that they have manufactured and sold these patented devices. The Plaintiffs are seeking adjudication that (i) Defendants have willfully infringed this patent (and requesting damages for lost profits or, at a minimum, royalties together with an amount equal to three times these damages plus interest), (ii) Defendants be permanently enjoined from the making, using or selling the infringing oil reclamation devices and (iii) infringing devices in Defendants' possession be forfeited.

      The Defendants subsequently filed counterclaims, as amended, against Plaintiffs alleging that (i) the subject patents are unenforceable and, further,
(ii) that under certain legal doctrines the Plaintiffs are barred from asserting their claims. Additionally, the Defendants allege that the Company engaged in antitrust violations and various kinds of unfair trade practices and that the Company and certain of its employees have libeled the Defendant's business and unlawfully interfered with its business relationships. The case is anticipated to go to trial in 1997 and management believes that it has meritorious defenses to all of the counterclaims and that the Company will eventually prevail in the litigation. However, there can be no assurance that the Company will prevail in the litigation, and if not, the outcome could have a material adverse effect on the Company's operations.

Stockholder Litigation.
-----------------------

      On August 26, 1994, the Company and its principal stockholder, Richard C. Ford ("Ford"), filed an action against the representatives of the Estate of Willard Taylor in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida. The suit sought a declaratory judgment essentially to confirm the validity of the Company's various issuance's of Common Stock to Ford and members of his family in 1994. Prior to the Common Stock issuances, the Company obtained an independent appraisal of the value of its Common Stock, and the Fords paid a purchase price consistent with that valuation and the Taylor's were provided with the same opportunity to invest in the Company. The representatives of the Estate of Willard Taylor had contested the validity of the Common Stock issuances and the constitution of the Board of Directors, and filed a counterclaim seeking to invalidate the issuances and the constitution of the Board of Directors, claiming a breach of fiduciary duty and requesting the appointment of a receiver.

      Additionally, in June 1995 the Estate demanded repayment of its advances to the Company in the amount of $502,026 (and $268,742 of advances made to T/F Systems, Inc. which have not been assumed by the Company pursuant to the purchase of assets of T/F Systems, Inc.). In a separate, related action, the Estate was also seeking repayment of certain loans made to Richard C. Ford by Willard Taylor prior to Mr. Taylor's death in the principal amount of $508,250 which, in turn, were also advanced to the Company by Ford. On September 19, 1996, Mr. Ford and the Estate reached an agreement as to the repayment of such personal loans and unpaid accrued interest and such legal action was dismissed with prejudice.

      In September 1996, the Company entered into an Agreement in Partial Settlement of T/F Purifiner, Inc. Issues ("Agreement") which released the Company, with prejudice, from all litigation pending or contemplated by the Taylor Family, the beneficiaries of the Estate, against the Company related to any actions taken by the Company before the date of the Agreement. In return, the Company agreed to repay the Estate's loans of $502,026 as follows: $167,342 due 90 days after any equity financings which raise in excess of $5,000,000 of gross proceeds; $167,342 on the first and second anniversaries of such equity financings. If the equity financings are less than $5,000,000 the amount of the periodic debt repayment will be reduced and the term extended proportionately. The Estate has agreed not to commence any action for loan repayment as long as the Company is in compliance with the Agreement and raises gross proceeds of at least $2,000,000 within one year of the Agreement. To date, the Company has complied with the Agreement and has raised in excess of $2,000,000. See Item 11
- "Security Ownership of Certain Beneficial Owners and Management".

Malt Litigation:

      On January 13, 1997, Robert C. Malt, as owner of certain patents licensed to the Company, filed an action against T/F Purifiner, Inc. and T/F Systems, Inc. (collectively the "Defendants") in the Circuit Court of the 15the Judicial Circuit of Florida in Palm Beach County. Mr. Malt has alleged that the Defendants are in breach of their license agreement with Malt. Malt is seeking a
(1) permanent injunction to enjoin the Defendants from manufacturing and marketing the covered Purifiner products and use of the U.S. trademark and (2) approximately $21,000 for alleged past-due breaches of the license agreements. The Company has filed an answer to this case and is proceeding to discovery. Although the Company believes it has meritorious defenses with respect to the monetary amounts alleged by the licensor patent owner, it has agreed to pay to the latter such alleged unpaid royalties, which amount relates primarily to the timing of the royalty payment and legal fees regarding defending certain patents pending of the licensor. The Company, upon advise of counsel, does not believe that the Plaintiffs will be in a position to obtain an injunction against the Company's selling of the Purifiner products. The Company believes that the licensor patent owner initiated litigation in order to extract a favorable settlement.

Searcy, Denny, Scarola  et. al and Related Claims:

      The Company was informed in late 1996 that Searcy, Denny, Scarola et. al. ("Scarola"), former legal counsel of T/F Systems, Inc. ("Systems") was considering filing an action against both T/F Systems, Inc. and T/F Purifiner, Inc. for past due legal fees and costs amounting to approximately $285,000. Such liability relates to Scarola's representing Systems in obtaining the manufacturing and marketing rights to the Purifiner from certain parties in May 1993. (See "Item 1 - Description of Business - Background and Formation of T/F Purifiner, Inc.")

      In late 1996, TF Systems, Inc.'s former law firm claimed that it was due approximately $285,000 in legal fees related primarily to obtaining the manufacturing and marketing rights to the Purifiner for TF Systems, Inc. ("TFS") and the Company. TFS was awaiting the judgment of an appellate court which, if adjudicated in TFS's favor, would have provided TFS with sufficient funds to pay such legal fees and other possible legal fee claims aggregating approximately $100,000. On February 26, 1997, the appellate court ruled against TFS and, accordingly, the funds discussed above are not currently available to TFS to satisfy such claims. T/F Purifiner, Inc. did not assume these obligations as part of its purchase of Systems and management believes such amounts are not the responsibility of T/F Purifiner, Inc. However, the ultimate outcome of the claims against the Company cannot be determined at this time.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      As of February 28, 1997, there were approximately 278 stockholders of record of the Company's stock. The closing bid price quoted on the OTC Bulletin Board sheets for the Company's Common Stock at March 17, 1997 was $8.50.

      The transfer agent for the Company's Common Stock is Florida Atlantic Stock Transfer, Inc., 5701 N. Pine Island road, Tamarac, Florida 33321.

      The Company has never declared or paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

      The following table sets forth for the period indicated, the high and low closing prices for the period from October 2, 1996 (the date first quoted) through December 31, 1996 and from January 1, 1997 through February 28, 1997.

                                                Common Stock
                                             High         Low
                                             ----         ---

      October 2, 1996 - December 31, 1996   $9.05        $6.30
      January 1, 1997 - February 28, 1997   10.00         7.90

      The above quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other than historical and factual statements, the matters and items discussed in this Annual Report on Form 10K-SB are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.


GENERAL

      The Company was formed in 1987, and commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner products. The growth in the Company is primarily due to the increasing acceptance of the Company's products by the marketplace. This acceptance is the result of various factors, including the increased credibility of the product as a result of its commercial relationship with well-known entities and the growing desire of users to reduce maintenance costs, extend engine life and preserve the environment.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statements of operations.


                                               Percentage of Revenues
                                               ----------------------
                                                       Year
                                                 Ended December 31,
                                                 ------------------
                                                 1995         1996
                                                 ----         ----
Net sales                                        100%         100%
Operating costs and expenses:
  Cost of sales                                  (48)         (72)
  Selling expenses                               (42)         (97)
  General and administrative expenses            (36)         (77)
  Other                                           -            (1)
                                                -----        -----
Total operating costs and expenses              (126)        (247)
                                                -----        -----

Operating loss                                  (26)%        (147)%
                                                =====        ======

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

      Net Sales. Net sales decreased by 10% from $1,480,037 in 1995 to $1,327,230 in 1996. This decrease was primarily attributable to the effect of the Company's price reductions implemented in 1996 and related merchandise credits. During 1996, the Company had approximately $254,000 of sales to Ltd., the Company's newly formed joint venture in 1996 compared to approximately $85,000 to one of Ltd.'s shareholders in 1995. Approximately, $17,000 of intercompany profit on these sales to Ltd. have been deferred at December 31, 1996.

      Effective October 15, 1996, the Company implemented a new product pricing strategy to reduce the Company's selling prices to thus enable end users to obtain a significantly improved return on investment. The Company believes this new strategy will promote the sale of the Company's products and result in increased long-term revenues from unit and replacement filter sales and also provide the Company with the ability to reduce its product costs, primarily through 1) volume purchase discounts, 2)utilization of excess fixed manufacturing capacity and 3) improved production processes. If the Company does not realize these cost savings, its gross margin will be adversely effected. In the fourth quarter of 1996, as a result of this price reduction, various merchandise credits were issued by the Company, to those of its distributors who met certain conditions. These merchandise credits have had an adverse effect on the Company's results of operations in such period.

      Cost of Sales. Cost of sales increased by 34% from $712,714 in 1995 to $956,628 in 1996. The Company's gross margin decreased from 51.8% to 28%, substantially all due to the 19% of 1996 sales made to Ltd. at substantially lower sales prices than the Company's existing exclusive international distributor pricing, and the significant price reductions implemented in 1996. To the extent that additional sales are made by the Company to Ltd., or if its international distributors account for an increasing proportion of sales, the Company's aggregate gross margin will be adversely affected as compared to prior periods.

      Selling Expenses. Selling expenses increased by 109% from $616,569 in 1995 to $1,290,563 in 1996. The primary reasons for this increase were the increases in other selling expenses such as salaries for new personnel, compensatory stock options, commissions, brochures and catalogs, consulting, travel and trade show expenses in 1996 versus 1995. Additionally, in the fourth quarter of 1996, the Company received approval of its United States patent for the next generation of the Purifiner. Accordingly, the Company wrote off approximately $200,000 of patent costs related to its prior generation of Purifiners. As a percentage of revenues, selling expenses increased from 42% in 1995 to 97% in 1996.

      General and Administrative Expenses. General and administrative expenses increased by 92% from $531,646 in 1995 to $1,022,475 in 1996 and, as a percent of revenues, increased from 36% to 77%. This dollar increase was generally due to the increased level of business activity, specifically including increases in personnel, compensatory stock options, travel and professional fees.

      Operating Loss. As a result of the foregoing, the Company's operating loss increased from $380,892 in 1995 to $1,959,759 in 1996.

      Interest Expense. Interest expense decreased by 12% from $28,915 for 1995 to $25,354 for the 1996. This change resulted from a decrease in average short and long term borrowings outstanding in 1996, versus the comparable period for 1995. The loans were used to finance a portion of the Company's activities in 1995 and 1996.

      Net Loss. As a result of the foregoing, the Company's net loss increased from $409,807 for 1995 to $1,983,270 for 1996.

Year Ended December 31, 1995 Compared with Year Ended December 31, 1994
-----------------------------------------------------------------------

     Net Sales. Net sales increased by 42% from $ 1,038,960 in 1994 to $1,480,037 in 1995. This increase was attributable to the addition of new distributors in 1995 and increased sales to existing distributors and new customers. Of this amount, approximately $207,000 resulted from sales to one foreign distributor in 1995. Export sales increased from 48% of total revenues in 1994 to 55% of total revenues in 1995. This increase resulted from increased sales of TFP products to existing and new foreign distributors.

     Cost of Sales. Cost of sales increased by 48% from $480,834 in 1994 to $712,714 in 1995. This increase is primarily attributable to the 42% increase in sales between the comparable periods. Additionally, the Company's gross margin decreased to 51.8% in 1995 from 53.7% in 1994, the decrease primarily attributable to the increase in export sales (having a lower gross margin than domestic sales) from $503,000 in 1994 to $821,000 in 1995.

      Selling Expenses. Selling expenses increased by 29% from $477,470 in 1994 to $616,569 in 1995. This increase was attributable in part to an increase in trade-show related expenses, from approximately $27,000 in 1994 to approximately $42,000 in 1995. The increased selling expenses were also attributable to the increased commissions and sales department salaries from approximately $221,000 in 1994 to $292,000 in 1995, and a general increase in sales-related activities. As a percentage of sales, selling expenses decreased from 46% in 1994 to 42% in 1995.

      General and Administrative Expenses. General and administrative expenses increased by 8% from $491,094 in 1994 to $531,646 in 1995. As a result of additional employees and consultants, salary and consulting expenses increased from approximately $209, 000 in 1994 to approximately $252, 000 in 1995. As a percentage of sales, general and administrative expenses decreased from 47% in 1994 to 36% in 1995.

      Operating Loss. The Company's operating loss decreased from $410,438 in 1994 to $380,892 in 1995.

      Interest Expense. Interest expense amounted to $28,915 in 1995 as compared with interest expense of $9,952 in 1994. The increase in 1995 over 1994 resulted from increased average short-and long-term borrowings outstanding.

      Net Loss. As a result of the foregoing, the Company' s net loss decreased from $424,197 in 1994 to $409,807 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

      To date, the Company's capital requirements in connection with its business activities have been and will continue to be significant. To fund its activities, the Company has been dependent upon available cash generated from operations, the proceeds of sales of its securities to investors and stockholders, and other loans. The Company's 1996 auditors report included an explanatory paragraph which stated that because the Company has sustained recurring operating losses and negative cash flows from operating activities, these factors raise substantial doubt about the Company's ability to continue as a going concern.

      At December 31, 1996, the Company had working capital of $1,727,933 and its current ratio (current assets to current liabilities) was 3.1 to 1, as compared with a working capital deficiency of $894,117 and a current ratio of
 .25 at December 31, 1995. At December 31, 1996, the Company had $928,960 of cash and subscription receivables of $1,041,594 collected subsequent to December 31, 1996. Outstanding short-term debt from lenders and shareholders was $180,767 at December 31, 1996 and included a shareholder loan of $167,342 due to the Estate of Willard Taylor (See Note 4 to the Notes to Financial Statements and "Part I -
Item 3. Legal Proceedings - Stockholder Litigation" relating to repayment terms to the Estate). The balance of long term debt was $360,648 at December 31, 1996, and included a shareholder loan of $334,684 due to the Estate of Willard Taylor.

      At December 31, 1996, the Company owed approximately $426,000 in current liabilities to various trade and other unrelated creditors. Of this amount approximately $84,000 was owed to various legal and other professional firms for services provided to the Company. These professionals and vendors continue to provide services to the Company; however, there can be no assurance that they will continue to do so in the future while all or a portion of such amounts remains outstanding. The Company has made certain payments and intends to use a portion of existing funds and future financings to repay the amounts due to creditors.

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

      The Company currently is not generating sufficient revenues to fund its existing and planned expansion of its operations. Accordingly, the Company has embarked and is implementing plans to raise additional capital. The Company intends to use such additional financing to increase its marketing and sales efforts, including the hiring of additional sales and technical personnel and related costs, implementation of advertising, promotional and marketing programs, and additional fleet testing programs. Additionally, the Company intends to continue hiring additional manufacturing, operating, and administrative personnel and acquire additional capital equipment and leasehold improvements to meet expected production increases.

      The above is not an all inclusive listing of the Company's planned expenditures. In the event that the proceeds from future offerings or financings are not received, the Company will not be able to implement its current plans. The inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to curtail or cease its operations.

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

ITEM 7.    FINANCIAL STATEMENTS
           --------------------

                               T/F Purifiner, Inc.

                                    Contents





                                                                           Page
                                                                           ----

Report of Independent Auditors .............................................F-2

Audited  Financial Statements

Balance Sheet as of December 31, 1996.......................................F-3
Statements of Operations for the years ended December 31, 1995 and 1996.....F-4
Statements of Changes in Stockholders Equity (Capital Deficiency)
   for the years ended December 31, 1995 and 1996...........................F-5
Statements of Cash Flows for the years ended December 31, 1995 and 1996.....F-6
Notes to  Financial Statements..............................................F-7

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders of
  T/F Purifiner, Inc.

      We have audited the accompanying balance sheet of T/F Purifiner, Inc. as at December 31, 1996, and the related statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of T/F Purifiner, Inc. as at December 31, 1996 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring operating losses and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Richard A. Eisner & Company, LLP

New York, New York
February 14, 1997

With respect to last paragraph Note 9
February 26, 1997

                               T/F Purifiner, Inc.
                                  Balance Sheet
                                December 31, 1996

Assets
Current assets:
  Cash and cash equivalents                                         $   928,960
  Subscriptions receivable                                            1,041,594
  Trade accounts receivable, net of allowance for doubtful
       accounts of $40,000                                              126,806
  Inventories                                                           440,239
  Prepaid expenses and other current assets                              18,037
                                                                    -----------
Total current assets                                                  2,555,636

Property and equipment, net                                             172,370
Patents and trademarks, net of $12,855 of accumulated
   amortization                                                         152,770
Costs in excess of net assets acquired, net of $5,589
   of accumulated amortization                                          132,686
Other assets                                                             26,218
                                                                    -----------
                                                                    $ 3,039,680
                                                                    ===========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable - trade                                          $   314,234
  Accrued expenses                                                       77,077
  Customer deposits and other                                           255,625
  Current portion of note payable and capital lease obligations          13,425
  Shareholder loans                                                     167,342
                                                                    -----------
Total current liabilities                                               827,703

Shareholder loans                                                       334,684
Capital lease obligations                                                25,964
Deferred rent                                                            13,390
Liability to equity investee                                             23,351
                                                                    -----------
Total liabilities                                                     1,225,092

Commitments and contingencies

Stockholders' Equity:
  Common Stock, $.001 par value, 20,000,000 shares
      authorized, 5,097,080 issued and outstanding                        5,097
  Preferred Stock, $.001 par value, 500,000 shares authorized              --
  Additional paid-in capital                                          6,323,505
  Unearned compensatory options                                        (123,114)
  Accumulated deficit                                                (4,390,900)
                                                                    -----------
                                                                      1,814,588
                                                                    -----------
                                                                    $ 3,039,680
                                                                    ===========
See accompanying notes to financial statements.

                               T/F Purifiner, Inc.

                            Statements of Operations

                     Years ended December 31, 1995 and 1996


                                                        1995            1996
                                                        ----            ----

Net sales                                           $ 1,480,037     $ 1,327,230
Cost of sales                                           712,714         956,628
                                                    -----------     -----------
Gross profit                                            767,323         370,602

Operating expenses:
  Selling                                               616,569       1,290,563
  General and administrative                            531,646       1,022,475
  Deferred profit                                          --            17,323
                                                    -----------     -----------
                                                      1,148,215       2,330,361
                                                    -----------     -----------

Operating loss                                         (380,892)     (1,959,759)

Other income (expenses):
  Interest expense                                      (28,915)        (25,354)
  Interest income                                          --             1,843
                                                    -----------     -----------

Net loss                                            $  (409,807)    $(1,983,270)
                                                    ===========     ===========

Loss per common share                               $      (.15)    $      (.60)
                                                    ===========     ===========

Weighted average common shares outstanding            2,768,775       3,322,250
                                                    ===========     ===========


See accompanying notes to financial statements.

                                                         T/F Purifiner, Inc.

                                            Statements of Changes in Stockholders' Equity
                                                         (Capital Deficiency)
                                                                                                                           Total
                                 Redeemable                                                                            Stockholders'
                                Common Stock    Common Stock     Additional   Unearned                                    Equity
                             --------------- -----------------    Paid-In-   Compensatory  Accumulated   Subscription    (Capital
                             Shares   Amount   Shares   Amount    Capital      Options        Deficit     Receivables   Deficiency)
                             -------------------------------------------------------------------------------------------------------
Balance at January 1, 1995       -   $    -  2,736,000  $2,736    $955,748   $    -       $(1,997,823)    $      -     $(1,039,339)

Issuance of common stock,
  net of issuance costs          -        -     57,000      57       4,951        -                 -       (7,000)         (1,992)

Net loss                         -        -          -       -           -        -          (409,807)           -        (409,807)
                            --------------------------------------------------------------------------------------------------------
Balance at December 31, 1995     -        -  2,793,000   2,793     960,699        -        (2,407,630)      (7,000)     (1,451,138)

Proceeds from sale of
  redeemable Common Stock,
  net                      393,443  594,000          -       -     (23,163)       -                 -            -         (23,163)

Issuance of Common Stock
  to acquire D.B.  Filters       -        -     90,773      91     136,909        -                 -            -          137,000

Accrued interest on
  redeemable Common Stock        -   30,335          -       -     (30,335)       -                 -            -          (30,335)

Collection of subscription
  receivables                    -        -          -       -           -        -                 -        7,000            7,000

Other issuances of
  Common Stock                   -        -     24,738      25      54,773        -                 -            -           54,798

Proceeds from sale of
  Common Stock, net              -        -  1,331,453   1,331   3,085,671        -                 -            -        3,087,002

Issuance of Common Stock
  in exchange for
  notes payable                  -        -    338,673     339     828,562        -                 -            -          828,901

Proceeds from exercise of
   stock options, net            -        -    125,000     125     244,160        -                 -            -          244,285
Issuance of compensatory
    stock options                -        -          -       -     442,287  (123,114)               -            -          319,173

Expiration of redeemable
  common stock put option (393,443)(624,335)   393,443     393     623,942        -                 -            -          624,335

Net loss                         -        -          -       -           -        -        (1,983,270)           -       (1,983,270)
            ------------------------------------------------------------------------------------------------------------------------

Balance at
  December 31, 1996              - $      - 5,097,080   $5,097  $6,323,505 $(123,114)     $(4,390,900)       $   -      $ 1,814,588
                   =================================================================================================================




























See accompanying notes to financial statements.

                               T/F Purifiner, Inc.
                            Statements of Cash Flows
                     Years ended December 31, 1995 and 1996

                                                                   1995           1996
                                                                   ----           ----
Operating activities
Net loss                                                      $  (409,807)   $(1,983,270)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization                                                    5,255         22,009
    Write off of patent costs                                        --          200,000
    Issuances of Common Stock and compensatory options               --          341,628
    Depreciation and amortization of property and equipment        25,823         39,365
    Changes in operating assets and liabilities:
      Trade accounts receivable, net                              (26,490)       (42,684)
      Inventories                                                 (12,729)      (270,612)
      Prepaid expenses and other current assets                     8,839        (10,088)
      Other assets                                                (15,300)        10,691
      Accounts payable - trade                                     27,648        121,049
      Accrued expenses                                             76,051        (88,281)
      Customer deposits and other                                  86,572        121,648
      Accrued interest and other payables - related parties        52,477        (61,663)
      Deferred rent                                                 3,959         (8,903)
                                                              -----------    -----------
Net cash used in operating activities                            (177,702)    (1,609,121)

Investing activities
Patents and trademarks                                            (92,199)      (227,146)
Purchases of property and equipment                               (16,302)       (89,920)
Increase in other assets                                             --          (22,033)
Acquisition of DB Filters                                            --           (1,275)
                                                              -----------    -----------
Net cash used in investing activities                            (108,501)      (340,374)

Financing activities
Decrease (increase) in deferred issuance costs                     (1,992)         4,224
Proceeds from issuances of Common Stock
  and exercise of stock options, net                                 --        2,892,873
Collection of subscription receivables                               --            7,000
Proceeds from notes payable                                       495,000        300,000
Payment on notes payable and capital lease obligations           (199,676)      (312,407)
Proceeds from shareholder loans                                    75,500         23,458
Payment on shareholder loans                                      (85,000)       (58,671)
Borrowing from investee                                            51,340         64,400
Repayment to investee                                             (18,235)       (74,154)
                                                              -----------    -----------
Net cash provided by financing activities                         316,937      2,846,723
                                                              -----------    -----------
Increase in cash and cash equivalents                              30,734        897,228
Cash at beginning of year                                             998         31,732
                                                              -----------    -----------
Cash and cash equivalents at end of year                      $    31,732    $   928,960
                                                              ===========    ===========
Cash paid for interest                                        $    13,052    $    19,366
                                                              ===========    ===========


During 1995 and 1996, the Company entered into capital lease obligations in the amount of approximately $2,000 and $27,200, respectively. See Notes 4, 6, and 15 for description of non-cash issuances of Common Stock.

See accompanying notes to financial statements.

                               T/F Purifiner, Inc.

                          Notes to Financial Statements

                           December 31, 1995 and 1996


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

T/F Purifiner Inc. ("TFP" or the "Company"), a Delaware corporation, is engaged in the manufacturing, distribution and sale of oil purification systems under the trademark "Purifiner" (See Note 11).

The Company holds the exclusive worldwide manufacturing and marketing rights for the Purifiner products pursuant to licenses for various patents (see Note 8) and through direct ownership of various issued and pending patents.

The Company has incurred recurring losses from operations since inception, which has resulted in cash flow difficulties and the continuing need for additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company must obtain additional financing, which it is endeavoring to do through the issuance of additional securities.

The Company has completed several private placements of its Common Stock and expects to complete additional financings in 1997. However, there is no assurance that the Company can complete these proposed issuances or that it can obtain adequate additional financing from other sources or that profitable operations can be achieved. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Sales are recognized upon shipment. Cash received by the Company prior to shipment is recorded as a customer deposit. Sales are made to certain customers under terms allowing certain limited rights of return and other limited product and performance warranties for which no material provision has been made in the accompanying financial statements. Management believes, based on past experience and future expectations, that such limited return rights and warranties will not have a material adverse effect on the Company's financial statements.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the useful lives of the improvement or the term of the related lease. The estimated useful lives of property and equipment is 5 years.

PATENTS AND TRADEMARKS

Patents and trademarks are stated at cost, including legal costs incurred to defend patent rights, and are amortized using the straight-line method over 10 to 15 years.

ENGINEERING AND DEVELOPMENT

In 1995 and 1996, engineering and development expenses were approximately $61,000 and $75,000, respectively, and are expensed as incurred.

IMPAIRMENT

The Company has adopted the provisions of Financial Accounting Standards Board Statement ("FASB") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Management reviews long lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows estimated to be generated by those assets

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT (CONTINUED)

to the asset's carrying amount. In the fourth quarter of 1996 the Company received approval of its U.S. patent for the next generation of Purifiner units. Accordingly, the Company wrote off approximately $200,000 related to patent costs incurred primarily to defend the prior generation patent rights which have been included in selling expenses.

COMPENSATORY STOCK OPTIONS

The Company accounts for the difference between the issue or grant price of compensatory stock and warrants and fair value as "Unearned Compensatory Options," which the Company charges to operations over their vesting period.

STOCK BASED COMPENSATION

During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123). The provision of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) at the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option plan. (See Note 16).

CREDIT RISK

The Company minimizes the concentration of credit risk associated with cash and cash equivalents by maintaining its cash and cash equivalents with a high quality federally insured financial institution. At December 31, 1996, deposits in excess of federally insured limits are approximately $829,000. Cash equivalents consist of investments with original maturities of three months or less.

The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes are sufficient to cover potential credit losses. (See
Note 10.)

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE

Loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during each period. The effect of the Company's stock options and warrants have not been included in the Company's computation of loss per share since they are anti-dilutive.

INCOME TAXES

Prior to April 1996, the Company had elected to be treated as an "S" corporation under the provisions of the Internal Revenue Code ("IRC"). Accordingly, its taxable income or loss was includable in the current taxable income of its shareholders, and no federal or state income tax provision or benefit had been recorded in the accompanying financial statements.

If the Company had been subject to corporate income taxes for 1995 and for the first quarter of 1996, it would not have recorded any income tax expense or benefit in its statements of operations. On April 1, 1996, the Company ceased to qualify under Subchapter S of the IRC and, accordingly, is subject to corporate income taxes commencing April 1, 1996.

2.   INVENTORIES

At December 31, 1996, inventories consist of the following:


            Raw materials                        $291,957
            Finished goods                        139,245
            Supplies                                9,037
                                                 --------
                                                 $440,239
                                                 ========


3.   PROPERTY AND EQUIPMENT

At December 31, 1996, property and equipment consists of the following:

                             T/F Purifiner, Inc.
                  Notes to Financial Statements (continued)

3.   PROPERTY AND EQUIPMENT (CONTINUED)

            Machinery and equipment              $229,482
            Furniture and fixtures                 37,603
            Leasehold improvements                 33,486
                                                 --------
                                                  300,571
            Less accumulated depreciation and
                amortization                     (128,201)
                                                 --------
                                                 $172,370
                                                 ========

At December 31, 1996, machinery and equipment includes approximately $49,000 of equipment held under capital leases with related accumulated amortization of approximately $13,300.

4.   SHAREHOLDER LOANS AND OTHER NOTES PAYABLE

During 1994, the Company and its principal shareholder instituted legal action against the estate of a former 50% owner of the Company ("the Estate"). This litigation sought a declaratory judgment approving the dilution of the Estate's interest in the Company from 50% to approximately 10% as a result of the issuance of additional Common Stock in 1994 to the principal shareholder and his children. Subsequently, the beneficiaries of the Estate filed counterclaims against the Company and its principal shareholder and his children seeking declaratory relief, cancellation of additional stock issuances by the Company, an injunction against further issuances, appointment of a receiver and damages against the principal shareholder. In June 1995, the Estate demanded repayment of the non interest bearing shareholder loans due to the Estate for which there were no stated due dates ($502,026 at December 31, 1996). In September 1996, the Company entered into an Agreement in Partial Settlement of T/F Purifiner, Inc. Issues ("Agreement") which released the Company, with prejudice, from all litigation pending or contemplated by the Taylor Family, the beneficiaries of the Estate, and individually, against the Company related to any actions taken by the Company before the date of the Agreement. In return, the Company agreed to repay the Estate's loans of $502,026 as follows: $167,342 due 90 days after any equity financings which raise in excess of $5,000,000 of gross proceeds; $167,342 on the first and second anniversaries of such equity financings. If the equity financings are less than $5,000,000 the amount of the periodic debt repayment will be reduced and the term extended proportionately. The Estate has agreed not to commence any action for loan repayment as long as the Company is in compliance with the Agreement and raises gross proceeds of at least $2,000,000 within one year of the Agreement. Since the Company has made all required payments to the Estate and has raised in excess of $2,000,000, the appropriate amounts of shareholder loans due to the Estate have been properly classified as current and long term in the accompanying balance sheet.

                              T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)

5.  SHAREHOLDER LOANS AND OTHER NOTES PAYABLE (CONTINUED)

On July 31, 1996, a shareholder received 49,770 shares of Common Stock in exchange for his loans and unpaid interest in the aggregate amount of $99,540. These loans bore interest at 10% per annum ($9,711 in 1995 and $6,132 in 1996). On August 1, 1996, the Company's principal shareholder received 251,013 shares of Common Stock in exchange for his non interest bearing shareholder loans in the aggregate amount of $502,026.

In 1996, the Company issued unsecured notes payable in the aggregate amount of $275,000 to several parties, $125,000 of which bore interest at 10% per annum. The principal and interest on these notes were repaid prior to December 31, 1996.

At December 31, 1995, the Company had a total of $35,213 of unsecured loans due to its principal shareholder bearing interest at 10% per annum. These loans were repaid in April 1996. During 1995 and 1996, the Company incurred approximately $4,000 and $500, respectively, of interest expense on principal shareholder loans.

6.   COMMON STOCK

In June 1995, pursuant to agreements entered into on December 15, 1994, TFP issued an aggregate of 57,000 shares of its Common Stock to two employees, one of which is related to the principal shareholder, for their estimated fair value at December 15, 1994 of $7,000. The Company agreed to provide additional compensation, including the effect of tax consequences, to such parties in order for them to repay the subscription receivables, prior to their December 31, 1996 due date. In June 1995, the Board of Directors of the Company approved an increase in authorized shares from 2,000 to 100,000, approved a change in the par value of Common Stock from no par value to $.01 par value, and approved a 100 to 1 stock split.

On July 1, 1996, the Board of Directors of the Company approved an increase in authorized Common Stock from 100,000 to 20,000,000, approved a change in the par value of Common Stock from $.01 par value to $.001 par value and approved a 57 to 1 stock split distribution for common stockholders of record on such date. In July 1996, the Board of Directors of the Company approved the authorization of up to 500,000 shares of preferred stock (none issued or outstanding at December 31, 1996). On January 1, 1997, the Board of Directors and shareholders approved

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)

6.   COMMON STOCK (CONTINUED)

a 2.5:1 stock split distribution for common stockholders of record on such date. All share and per share data presented in the accompanying financial statements have been restated to reflect the above actions.

In 1996, the Company issued 17,500 shares of its Common Stock to one of its law firms in payment for approximately $40,000 of professional services rendered.

In 1996, the Company issued 7,238 shares of its Common Stock for nominal consideration to certain employees, distributors, a not-for-profit environmental group, and other parties for past services and support given to the Company which has been recorded based upon the estimated fair value of such Common Stock ($5.00 per share) as determined by the Board of Directors.

In 1996, the Company sold 1,331,453 shares of its Common Stock for net proceeds (including subscription receivables collected in 1997) of approximately $3,087,000 through various private placements at prices ranging from $2.00 to $3.40 per share. At December 31, 1996, subscription receivables of $1,041,594 had been recorded in the accompanying balance sheet, all of which were subsequently collected.

In October 1996, a noteholder received 37,890 shares of Common Stock in exchange for outstanding loan and unpaid interest, due at 10% per annum, in the aggregate amount of $227,340.

See Notes 4, 14, 15 and 16 for discussions of additional common stock issuances.

7.   LEASES

In August 1993, TFP entered into a five-year noncancelable operating lease agreement, as amended, for the Company's manufacturing, warehouse and office facilities. The lease commenced on April 1, 1994, with payments commencing on July 1, 1994 and increasing lease payments over the second through fourth years of its term. The Company has accounted for these lease payments using the straight-line method over the term of this lease and recorded a deferred rent payable. At December 31, 1996, the schedule of future minimum lease payments under this lease is as follows:

                  1997              $85,000
                  1998               87,000
                  1999               22,000
                                   --------
                                   $194,000
                                   ========

                               TF Purifiner, Inc.
                  Notes to Financial Statements (continued)

7.   LEASES (CONTINUED)

Total rent expense was approximately $75,000 and $72,000 for 1995 and 1996, respectively.

The Company also has entered into several obligations for certain office and manufacturing equipment which have been accounted for as capital leases. At December 31, 1996, future minimum commitments under this noncancelable capital lease are as follows:

                  1997                                          $18,497
                  1998                                           18,497
                  1999                                           12,570
                  2000                                              891
                                                               --------

                  Total minimum lease payments                   50,455

                  Less amount representing interest at 16%      (12,238)
                  Present value of minimum lease payments
                      ($12,253 due in 1996)                     $38,217
                                                               ========

8.   ROYALTIES

In connection with the Company being granted worldwide manufacturing and marketing rights for certain of the Purifiner products in 1990, a royalty agreement was entered into, the term of which mirrors the life of the related patents or any improvements thereto. Pursuant to this royalty agreement, the owner of the patents will receive 5% of the units net sale price, as defined, of all covered Purifiner products, as defined. Additionally, 1% of the net sales price of replacement oil filter elements will be paid as a royalty for the use of the Purifiner U.S. trademark.

In May 1994, the Company and the patent owner entered into a settlement agreement relating to the appropriate method of calculating and disbursing both future and retrospective royalties. As a result of this agreement, the patent owner is entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. The monthly royalty may exceed, but never be less than $2,000, unless the current calendar year monthly average is more than $2,000.
Royalty expense for 1995 and 1996 was approximately $49,000 and $48,000, respectively.

In January 1997, this patent holder filed an action against the Company for non payment of approximately $21,000 of unpaid royalties claimed by him and seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. The Company has filed an answer to this case and is proceeding to discovery. Although the

                             T/F Purifiner, Inc.
                  Notes to Financial Statements (continued)


8.   ROYALTIES (CONTINUED)

Company believes it has meritorious defenses against the monetary amounts alleged by the licensor patent owner, it has agreed to pay the patent holder such alleged unpaid royalties, which amount relates primarily to the timing of the royalty payment and legal fees regarding defending certain patents pending of the licensor. The Company, upon advice of counsel, does not believe the license holder will be in a position to obtain an injunction against the Company's manufacturing and selling of the Purifiner products. The Company believes that the licensor patent holder initiated litigation in order to extract a favorable settlement.

9.   CONTINGENCIES

During 1995, the Company commenced a patent infringement case against a competitor. The competitor subsequently asserted certain counterclaims against the Company and certain of its employees. The ultimate outcome of these counterclaims cannot currently be determined at this time but the Company believes it has meritorious defenses and will eventually prevail in these actions.

In April 1996, the Company became a party to an action filed by a former independent contractor claiming certain commissions and other damages due him pursuant to an agreement. Pursuant to the agreement, as adjudicated by the Court, the Company will resolve this case through arbitration and, although the ultimate outcome of this matter cannot be determined at this time, the Company, upon advice of counsel, believes it has meritorious defenses and will eventually prevail in this matter. No action has been taken by the plaintiff on this matter since mid 1996.

In late 1996, TF Systems, Inc.'s (See Note 11) former law firm claimed that it was due approximately $285,000 in legal fees related primarily to obtaining the manufacturing and marketing rights to the Purifiner for TF Systems, Inc. ("TFS") and the Company. TFS was awaiting the judgment of an appellate court which, if adjudicated in TFS's favor, would have provided TFS with sufficient funds to pay such legal fees and other possible legal fee claims aggregating approximately $100,000. On February 26, 1997, the appellate court ruled against TFS and, accordingly, the funds discussed above are not currently available to TFS to satisfy such claims. T/F Purifiner, Inc. did not assume these obligations as part of its purchase of Systems and management believes such amounts are not the responsibility of T/F Purifiner, Inc. However, the ultimate outcome of the claims against the Company cannot be determined at this time. No liability has been recorded for this claim in the accompanying balance sheet.

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)


10.   MAJOR CUSTOMERS AND EXPORT SALES

The Company currently operates in a single business segment and its products are oil purification systems, substantially all of which are sold to distributors and end users for use on transportation vehicles. This could unfavorably affect the Company's overall exposure to credit risk in as much as these customers could be affected by similar economic or other conditions.

During 1995, six customers accounted for approximately 36% of the Company's net sales, one of which accounted for approximately 14% of this amount. In 1995, export sales aggregated approximately $821,000 in geographic regions as follows:
South America ($343,000), Europe ($241,000), Asia/Pacific ($207,000) and others ($30,000). During 1996, nine customers accounted for approximately 56% of the Company's net sales, one of which accounted for approximately 19% of this amount (See Note 13). In 1996, export sales amounted to approximately $662,000 in geographic regions as follows: South America ($159,000), Europe ($254,000), and Asia/Pacific ($249,000). The loss of business from one or a combination of the Company's significant customers could adversely effect its operations. During 1995, the Company had net sales of approximately $8,400 to an affiliate of a minority shareholder.

11.  ACQUISITION OF T/F SYSTEMS, INC.

On December 31, 1995, TFP purchased all the operating assets and assumed all the operating liabilities for T/F Systems, Inc. ("TFS"), except for TFS's shareholder loans of $537,484, and TFS's assets and liabilities related to an ongoing litigation matter. TFP assigned all its rights and interests to such litigation matter in return for TFS's net operating assets. This transaction has been accounted for in a manner similar to a pooling-of-interests and, accordingly, all financial statements have been retroactively restated to include the acquired assets, liabilities and operations of TFS, except as stated above. Both TFP and TFS were under common control and have the same shareholders.

Prior to this acquisition, TFS owned the exclusive manufacturing rights for the Purifiner products and TFP held the marketing rights which were granted to TFP by TFS. TFS's only revenues prior to this acquisition were sales of product to TFP which have been eliminated in accounting for this acquisition.

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)


12.   FINANCIAL INSTRUMENTS

At December 31, 1996, the carrying amounts and estimated fair values of the Company's financial instruments which consist of cash, cash equivalents, accounts and subscription receivables, accounts payable and debt, excluding capital leases and $502,026 of shareholder loans, approximated $2,745,000 due to the short-term maturity and interest rates of these instruments. The Company's noninterest bearing shareholder loans have a carrying amount of $502,026 and an estimated fair value of approximately $450,000 (See Note 4).

13.   JOINT VENTURE

Effective January 1, 1996, the Company entered into a joint venture agreement whereby such venture, TF Purifiner Ltd. ("Ltd"), will sell and distribute the Company's product in Europe, the Middle East and certain African countries. The Company has an approximate 45% interest in Ltd's operations (50% voting interest) and is accounting for Ltd using the equity method. The Company is not required to fund Ltd and will sell product to Ltd until such time as Ltd decides to exercise its rights under the agreement to manufacture the Company's products. Ltd was initially capitalized with approximately $88,000 provided by one of its shareholders. In December 1995 and 1996, Ltd advanced the Company approximately $51,000 and $64,000, respectively, to be used to fund certain patent and trademark filings for the venture's exclusive territory. At December 31, 1996, approximately $23,000 remained unexpended. In 1995 and 1996, the Company had sales of approximately $254,000 and $85,000 to Ltd and to one of Ltd's shareholders, respectively, at negotiated prices. At December 31, 1996, approximately $17,000 has been recorded as unrealized intercompany profit related to the inventory sold to Ltd which is included in Ltd's inventory at December 31, 1996.

At December 31, 1996 and for the year then ended, summarized financial information of Ltd is as follows:

      Total assets                            $555,000
      Total liabilities (1)                  1,059,000
      Capital deficiency                       504,000
      Total revenues                           198,000
      Gross profit                              76,000
      Net loss                                (562,000)

(1) Includes approximately $856,000 of loans due to one of Ltd's foreign shareholders, collateralized by substantially all the tangible assets of Ltd.

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)


14.   REDEEMABLE COMMON STOCK

During 1996, the Company sold 393,443 shares of its Common Stock for gross proceeds of $594,000. The subscription agreements provided that if the Company had not registered any amount of class of its Common Stock under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as amended, within two years, the shareholders would have an option to put the shares back to the Company at their original purchase price plus 10% per annum from the date of issuance. Accordingly, such Common Stock was being treated as Redeemable Common Stock until the expiration of the put options and the redemption price was being accreted at the rate of 10% and charged to additional paid in capital. On September 28, 1996, the Company registered Common Stock under the Securities Act of 1934, as amended, and, therefore, the put option expired and such Common Stock was no longer redeemable and has been reclassified in the accompanying balance sheet.

15.   ACQUISITION OF DB FILTERS

On May 20, 1996, the Company acquired all the common stock of DB Filters, Inc., an inactive company which has been subsequently dissolved ("DB Filters"), for $1,275 in cash and 90,773 shares of its Common Stock with an estimated fair value of approximately $137,000. DB Filters was owned by two employees of the Company, one of which was a Director. DB Filter's only assets, at the time of the acquisition, was the right to future royalties related to the Company's then patent pending filter technology and certain restricted, as defined, North American filter manufacturing rights. The Company accounted for this acquisition using the purchase method of accounting and assigned all of its purchase price to cost in excess of net assets acquired and is amortizing such costs using the straight line method over 15 years. DB Filters had no material assets or liabilities at December 31, 1994 and 1995 and no material operations in 1994, 1995 and from January 1, 1996 to May 20, 1996.

16.   STOCK OPTION PLAN AND WARRANTS

On July 31, 1996, the Company's Board of Directors approved the adoption of a stock option plan (the "1996 Option Plan"), which provides for the granting of up to 1,625,000 options for both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, based upon the determination of the Board of Directors. The exercise price of the options may be no less than fair value of the Common Stock on the date of grant for incentive stock options and 25% less than fair value for non-qualified stock options, and the option term may not exceed five or ten years. Generally, options to employees vest over four years at 25% per annum,

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)

16.   STOCK OPTION PLAN AND WARRANTS (CONTINUED)

except for certain grants to employees which vested 50% upon grant with remaining amounts over two years at 25% per annum. At December 31, 1996, 1,500,000 shares of Common Stock have been reserved for issuance under the 1996 Option Plan.

Additional information concerning the activity in the 1996 Option Plan is as follows:

                                                   Number of    Weighted Average
                                                     Shares      Exercise Price
                                                   ---------     --------------
     Options outstanding, January 1, 1996
          Granted                                  1,593,750          $2.67
          Exercised                                 (125,000)         $2.00
          Cancelled                                 (108,750)         $4.76
                                                   ---------
     Options outstanding, December 31, 1996        1,360,000          $2.57
                                                   =========
     Options exercisable at December 31, 1996        524,898          $2.78
                                                   =========
     Options available for grant at
          December 31, 1996                         140,000
                                                   =========


Summarized information with respect to 1996 Option Plan options outstanding at December 31, 1996 is as follows:

                                Options Outstanding                          Options Exercisable
                 -----------------------------------------------------  ------------------------------
                                 Weighted Average        Weighted                        Weighted
Range of         Number        Remaining Contractual  Average Exercise     Number     Average Exercise
Exercise Price   Outstanding      Life (in Years)          Price        Exercisable        Price
--------------   -----------   ---------------------  ----------------  -----------   ----------------
$2.00 - $2.20     1,161,625          5.70                 $2.02           415,273          $2.02

$4.00 - $6.00       198,375          4.75                  5.81           109,625           5.66
                 ----------                                               -------
                  1,360,000                                               524,898
                 ==========                                               =======

The Company applies APB 25 in accounting for its 1996 Option Plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1996 proforma net loss and recognizing compensation expense for consultants and the Board of Advisors as stated below are not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's 1996 Option Plan grants to employees been determined based upon the fair value at the grant date for awards under the 1996 Option Plan consistent with the methodology prescribed under

                               T/F Purifiner, Inc.

SFAS No. 123, the Company's net loss in 1996 would have been approximately $2,119,000 or $.64 per share. The fair value of the options granted to employees during 1996 are estimated as $.44 per share, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0%, volatility of 40%, risk-free interest rate of 5.8% and expected life of 1.8 years.

During 1996, the Company expensed approximately $243,800 related to the granting of 1,091,250 stock options to various consultants and the Board of Advisors. The fair value of these options granted was $.34 on the date of grant using the Black-Scholes Option Pricing model with the following weighted average assumptions: dividend yield 0%, volatility 40%, risk free interest rate of 5.6% and expected life of 1 year.

Further, during 1996, the Company expensed $75,400 related to the granting of 47,125 stock options to officers and an employee at $1.60 less than the quoted market value ($7.60) of the Company's Common Stock.

During 1996, the Company granted a consultant 250,000 options (included in 1,091,250 discussed above) to purchase Common Stock at $2.00 per share, which are outstanding, and not exercisable, at December 31, 1996. The Company has reserved 250,000 shares of Common Stock related to this option. At December 31, 1996, this option has a remaining contractual life of seven months.

At December 31, 1996, the Company had 325,000 warrants outstanding issued in connection with a private placement which are exercisable at $2 per share and expire on December 31, 1999.

17.   INCOME TAXES

At December 31, 1996, the Company has a net operating loss carryforward of approximately $1,480,000 for income tax purposes which expires in 2011. Due to the Company's net losses, no provision was made for income taxes from April 1, 1996 to December 31, 1996.

The significant components of the net deferred tax asset as of December 31, 1996 are as follows:

                               T/F Purifiner, Inc.

17.   INCOME TAXES  (CONTINUED)

      Deferred tax assets:

            Net operating loss                $557,000
            Excess tax basis of
              manufacturing rights acquired
              from Systems                      70,000
            Other                              136,000
                                              --------
                                              $763,000

            Valuation allowance               (763,000)
                                              --------
            Net deferred tax asset            $      -
                                              ========

The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the valuation allowance of $763,000.

During 1995 and the first quarter of 1996, the differences between financial statement loss and taxable loss related primarily to the treatment of the gain recognized for tax purposes upon the acquisition of TF Systems, Inc. and the timing of the deductibility of certain related party accrued expenses. At December 31, 1995, the Company's tax basis in its inventories and manufacturing rights acquired from TF Systems, Inc. were approximately $215,000 in excess of their financial statement basis.


18.   SUBSEQUENT EVENTS

In January 1997, as amended, the Company loaned Richard C. Ford, its President and principal shareholder, $200,000 bearing interest at 10% per annum and due in June 1997 secured by 40,000 shares of the Company's Common Stock owned by Mr. Ford.

From January 1, 1997 to February 14, 1997, the Company granted 207,500 options to purchase Common Stock to various employees at exercise prices ranging from $8.50 to $10.00 per share and options to a consultant for 40,000 shares at an exercise price of $9.50 per share.

                                    PART III


ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
              ----------------------------------------------

              Not applicable.

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
              ------------------------------------------------------------

      The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and qualify. officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

      Name              Age         Position
---------------        -----        --------

Richard C. Ford         53          President, Treasurer, Chief
                                    Executive and Chief Financial
                                    Officer and Director

Byron Lefebvre          59          Director

Richard J. Ford         25          Vice President, Secretary, Director



RICHARD C. FORD has been President, Chief Executive Officer, Treasurer and a Director of the Company since its inception in 1988. Mr. Ford is also a Director of TF Purifiner Ltd. He served as Secretary of the Company from its inception until August 1996.

BYRON LEFEBVRE has been a Director of the Company since February 1994 and has been an employee of the Company since 1994 and has served as a consultant to the Company since late 1993. From 1985 to 1990, he was President of Refineco Manufacturing Company, Inc., the Company which manufactured and marketed the Purifiner prior to the Company. He is the inventor of the Purifiner TF-8 spin-on unit and also the inventor of the new TFP Filter Plus and redesigned Purifiner. During the period from 1990 to May 20, 1996, Mr. Lefebvre controlled D.B. Filters, Inc., an inactive company since October 1993, which had limited rights to manufacture the Elements used in the Purifiner in North America and owned certain royalty rights related to the TFP Filter Plus. On May 28, 1993, Mr. Lefebvre filed for personal bankruptcy with the United States Bankruptcy Court for the Southern District of Florida. The case was discharged on September 27, 1993. Mr. Lefebvre who served in the United States Air Force, oversees the engineering, development and evaluation of all of the Company's new products and product enhancements.

RICHARD J. FORD has been with the Company since January 1994, a Vice President of the Company since October 1995, and the Secretary and a Director of the Company since August 1996. Mr. Ford has worked in the marketing, communications and public relations areas, and undertaken various special projects for the Company. Mr. Ford is also a Director of TF Purifiner Ltd. Mr. Ford received a Bachelor's degree in English from Florida State University in 1993. He is the son of Richard C. Ford.

Board of Advisors
-----------------

      The Company formed a Board of Advisors in August 1996. The Company's Board
of  Advisors   provides  guidance  to  the  Company's  Board  of  Directors  and
Management, but does not function in a policymaking capacity.

The following  individuals  currently serve as members of the Company's Board of
Advisors:

C.R. BARR is the Chief Executive Officer, a director and stockholder of Centrax. Mr. Barr is a mechanical engineer and member of the Regional Board of the Engineering Employers Federation in England and is a frequent speaker at aerospace industry meetings. (See "Description of Business - TF Purifiner, Ltd.)

GENERAL DAVID C. JONES, USAF (RET), was Chief of Staff of the United States Air Force from June 1974 to June 1978; from June 1978 to June 1982, General Jones was Chairman of the Joint Chiefs of Staff, and served as Senior Military Advisor to the President, the National Security Council and the Secretary of Defense. General Jones is the Chairman of the Board of the National Education Corporation and has served on the Board of Directors of General Electric, NBC, RCA, USX, Kemper Insurance, USAir Group and Hay Systems.

JOYCE  SHIELDS,  PH.D.,  is  the  Vice  President  and  General  Manager  of Hay
Management Consultants --Southeast, where she manages and directes client services in the areas of human resources planning, performance management, organization change, and design and implementation of integrated competency-based human resource systems. Dr. Shields has consulted with organizations such as Armco, Bell Atlantic, Boeing, British Petroleum, CSX, IBM, Phillip Morris, Shell, Xerox, the U.S. Army, U.S Air Force and Department of Defense.

ERNST VOLGENAU, PH.D., is President of SRA International,  Inc., a company which
provides  computer,   communications  and  management  consulting  services  and software to business and government organizations.

KANG YAO is currently Advisor of the Swire Group of Hong Kong and is a director of Hambro Pacific Holdings Ltd., a subsidiary of Hambro Bank of United Kingdom, a director of Cathay Pacific Airways Ltd., John Swire and Sons (Hong Kong and China) Ltds. and Hsin Chong Construction Group, Ltd. Mr. Yao also serves as a director of BC Development Co. Ltd. in China, which holds a number of Coca-Cola bottling franchises in China and of Sing Tao Holdings Ltd., which controls, among other things, a leading English newspaper in Hong Kong and a leading Chinese newspaper worldwide.

Each of the members of the current Advisory Board were issued options to purchase 12,500 shares of Common Stock through August 2, 2006 at $2.00, of which 4,167 Shares vested on August 2, 1996, 4,167 shall vest on August 2, 1997, and 4,166 shall vest on August 2, 1998; provided that vesting shall occur so long as each is a member of the Advisory Board or serves with the Company in another capacity as of the vesting date.

ITEM 10.    EXECUTIVE COMPENSATION
            ----------------------

Cash Compensation
-----------------

      The following table shows, for the three year period ended December 31, 1996, the cash and other compensation paid by the Company to its President and Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.


                           Summary Compensation Table

Name and                                          Other                                   All
Principal                                         Annual         Options/    LTIP        Other
Position            Year     Salary    Bonus   Compensation(l)      (#)     Payouts  Compensation(2)
--------            ----     ------    ------  ---------------  ----------- -------  ---------------

Richard C. Ford(3)  1996    $120,000(1) -0-      $1,200           275,000     -        $11,000
President, CEO      1995    $104,000    -0-      $1,370             -         -        $12,000
Treasurer, CFO      1994    $104,000    -0-      $1,355             -         -        $12,000


(1) This amount represents payments made by the Company for health insurance premiums. Mr. Ford's current annual salary is $156,000.

(2) This amount represents payments made to Mr. Ford for performing various product field testing.

(3)   Mr. Ford served as Secretary of the Company until August 1996.

Employment Agreements
---------------------

The Company currently does not have employment agreements with any of its executive officers but does intend to enter into written agreements with certain of them in the future.

Option Grants in Last Fiscal Year
---------------------------------

      The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended December 31, 1996 to each person named in the Summary Compensation Table.



                  Number of      % of total
                  Securities     Options
                  Underlying     Granted to     Exercise or
                  Options        Employees in   Base Price      Expiration
Name              Granted (#)    Fiscal year    ($ / Shares)       Date
----              -----------    -----------    ------------       ----

Richard C. Ford     275,000          17%        $2.00/200,000  August 2006
                                                $2.20/50,000   August 2001
                                                $6.00/25,000   August 2006

Incentive and Nonqualified Stock Option Plan
--------------------------------------------

     The Board of Directors and a majority of the Company's stockholders adopted the Company's 1996 Stock Option Plan (the "Plan") on July 31, 1996 and the approval was ratified at the Company's Annual Meeting held on August 28, 1996.

      The Plan will work to increase proprietary interest in the Company of the employees', Board of Advisors, consultants, and non-employee Directors' and to align more closely their interests with the interests of the Company's stockholders. The Plan will also maintain the Company's ability to attract and retain the services of experienced and highly qualified employees and non-employee directors.

     Under the Plan, the Company had reserved an aggregate of 1,625,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options") . The Board of Directors or a Committee of the Board of Directors (the "Committee") of the Company will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

      Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify ("Non-Qualified Options") . In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of Common Stock owned by the eligible person and receive a new Plan Option to purchase shares of Common Stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the Company' s Common Stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock, no more than five years after the date of the grant.

      The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee and cannot be less than 75% of the Company's Common Stock fair value.

      The per Share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.

      Officers, directors, key employees and consultants of the Company and its subsidiaries (if applicable in the future) will be eligible to receive Non-Qualified Options under the Plan. Only officers, directors and employees of the Company who are employed by the Company or by any subsidiary thereof are eligible to receive Incentive Options.

     All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee of the Company but is a member of the Company's Board of Directors and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22 (c) (3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

     The Board of Directors or the Committee may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefor (except in either case in the event of adjustments due to changes in the Company, s capitalization) , (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan. Unless the Plan shall theretofore have been suspended or terminated by the Board of Directors, the Plan shall terminate on July 31, 2006. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

     As of December 31, 1996, incentive stock options to purchase 396,625 shares of Common Stock were outstanding and non-qualified options to purchase 963,375 shares of Common Stock were outstanding under the Plan.

     PLAN OPTIONS GRANTED TO OFFICERS AND DIRECTORS. On August 2, 1996, the Company granted Richard C. Ford incentive Plan Options to purchase an aggregate of 50,000 shares of Common Stock at $2.20 per Share through August 2, 2001, of which 25,000 vest on August 2, 1996, 12,500 vest on August 2, 1997, and 12,500 vest on August 2, 1998. On August 2, 1996, the Company granted Richard C. Ford nonqualified options to purchase an aggregate of 200,000 shares of Common Stock at $2.00 per Share through August 2, 2006, of which 100,000 vest on August 2, 1996, 50,000 vest on August 2, 1997, and 50,000 vest on August 2, 1998. On
December 3, 1996, the Company granted Richard C. Ford nonqualified options to purchase an aggregate of 25,000 shares of Common Stock at $6.00 per share through December 3, 2006, all of which vested on December 3, 1996.

     On August 2, 1996, the Company granted Byron Lefebvre incentive Plan Options to purchase an aggregate of 75,000 shares of Common Stock at $2.00 per Share through August 2, 2006, of which 37,500 vest on August 2, 1996, 18,750 vest on August 2, 1997, and 18,750 vest on August 2, 1998.

     On August 2, 1996, the Company granted Richard J. Ford incentive Plan Options to purchase an aggregate of 18,750 shares of Common Stock at $2.20 per Share through August 2, 2001, of which 9,375 vest on August 2, 1996, 4,688 vest on August 2, 1997, and 4,687 vest on August 2, 1998. On December 3, 1996, the Company granted Richard J. Ford nonqualified options to purchase an aggregate of 3,375 shares of Common Stock at $6.00 per share through December 3, 2006, all of which vested on December 3, 1996. On January 16, 1997, the Company granted Richard J. Ford nonqualified options to purchase an aggregate of 62,500 shares of Common Stock at $8.75 per share through January 16, 2007 of which 31,250 vest on January 16, 1997, 15,625 vest on January 16, 1998 and 15,625 vest on January 16, 1999.

Option Exercises and Holdings
-----------------------------

      The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended December 31, 1996 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1996 fiscal year.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                         Securities         Value of
                               Number of                 Underlying         Unexercised
                               Shares                    Unexercised        in-the-Money
                               Acquired                  Options/SARS       Options/SARs
                               on              Value     at FY-End (#)      at FY-End ($)
                               Exercise      Realized    Exercsiable/       Exercisable/
           Name                   (#)              ($)   Unexercisable      Unexercisable (1)
---------------------------------------------------------------------------------------------
Richard C. Ford                     -              -     150,000/125,000   $787,500/$738,750
President, Chief Executive
Officer, Treasurer, and CFO



(1) In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $7.95, the closing price reported on December 31, 1996.

              LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

                          Number          Performance      Estimated Future Payouts Under
                          of Shares,      or Other           Non-Stock Price-Based Plans
                          Units or        Period Until       ---------------------------
                          Other Rights    Maturation      Threshold     Target    Maximum
           Name              (#)          or Payout        ($ or #)    ($ or #)    ($ or #)
---------------------------------------------------------------------------------------------
Richard C. Ford               -                 -              -           -           -
President, Chief
Executive Officer,
Treasurer, and CFO


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

      The following table sets forth certain information regarding the Company' s Common Stock beneficially owned on February 28, 1997 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. At February 28, 1997, there were 5,143,455 shares of Common Stock outstanding. The address of each of the persons set forth below is 3020 High Ridge Road, Suite 100, Boynton Beach, Florida 33426, except as otherwise noted.

                                     No. of Shares        Percent of
Name and Address or                  of Common Stock      Beneficial
Identity of Group                    Beneficially Owned   Ownership
-----------------                    ------------------   ---------

Richard C. Ford (l)(2)                   1,719,708          32.2%
Richard J. Ford (2)(3)                     427,000           8.2%
Traci M. Ford (2)                          380,750           7.4%
Jennifer D. Ford/Roe (2)                   364,250           7.1%
Byron Lefebvre (4)                         107,175           2.1%
J.W. Taylor (2) (5)(6)                     285,000           5.5%
Garo Armen (7)                             850,000          15.2%
Harvey Stober (8)                          275,000           5.3%
All Executive Officers
and Directors as
a group (3 persons)                      2,253,883          41.6%



(1) Mr. Ford is the Company's President, Treasurer, Chief Executive and Chief Financial Officer and a Director. Includes 37,875 shares owned by Catherine Ford, Mr. Ford's wife, of which Mr. Ford disclaims beneficial ownership. Also includes options to purchase (i) 25,000 shares of Common Stock at $2.20 per Share through August 2, 2001; 100,000 shares of Common Stock at
     $2.00 per Share through August 2, 2006; and 25,000 shares of Common Stock at $6.00 per share through December 3, 2006, (iii) options issued to Mrs. Catherine Ford to purchase 31,250 shares of Common Stock at $8.75 through January 16, 2007 and 18,750 shares of Common Stock at $6.00 per share through December 3, 2006 for which Mr.
     Ford disclaims beneficial ownership.

(2) Ownership of approximately 1,100,000 shares owned by Mr. R.C. Ford and his children was being contested by members of the Taylor Family. On January 23, 1997, the Taylor Family, the Company, Systems and Richard C. Ford entered into a Memorandum of Settlement which provided for, among other things, the dismissal of any remaining litigation against Systems and the Ford Family provided that Mr. Ford obtains a buyer for the Taylor Family's 285,000 shares of T/F Purifiner, Inc. Common Stock. Such commitment extends to May 6, 1997 and Mr. Ford believes he will be in a position to locate purchasers for such shares or obtain an extension of time to obtain such buyers.

(3) Mr. Ford is a Vice President, the Secretary and a Director of the Company. Includes options to purchase 9,375 shares of Common Stock at $2.20 per Share through August 2, 2006 and 3,375 shares of Common Stock at $6.00 per share through December 3, 2006 and 31,250 shares of Common Stock at $8.75 through January 16, 2007.

(4) Mr. Lefebvre is a Director of the Company. Includes options to purchase 32,500 shares of Common Stock at $2.00 per Share through August 2, 2006.

(5) Includes 71,250 shares owned by each of Margaret A. Taylor, Barbara A. Taylor and John F. Taylor, of which James W. Taylor has voting power.

(6)  The  address  is  c/o  N.A.  Taylor  and  Company,   10  W.  9th  Avenue,
     Gloversville, N.Y. 12078.

(7) Includes 325,000 and 50,000 shares of Common Stock owned by Armen Partners, L.P. and Armen Partners Offshore Fund Ltd. of which Garo Armen is the general partner. Includes warrants to purchase 162,500, 25,000 and 12,500 shares of Common Stock at $2.00 per share through December 31, 1999 owned by Armen Partners, L.P., Armen Partners Offshore Fund Ltd., and Garo Armen, respectively. Includes options to purchase 250,000 shares of Common Stock at $2.00 per share through August 2, 1998 owned by Armen Capital Management Corp.

(8) Includes 150,000 shares of Common Stock and Warrants to purchase 75,000 shares of Common Stock at $2.00 per share through December 31, 1999 owned by Greystone Partners, LP.

Beneficial Ownership Reporting Compliance
-----------------------------------------

Section 16 (a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16 (a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1996, all Section 16
(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed except that Mr. Garo Armen did not timely file his initial statement of beneficial ownership on Form 3.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           ----------------------------------------------

TRANSACTION WITH TAYLOR FAMILY. During 1995, the Company had sales of approximately $8,400 to N.A. Taylor and Company, an affiliate of the Taylor Family. Such affiliate is a current warehouse distributor for the Company. From February 24, 1994 to October 6, 1995, this company was the exclusive master distributor of the Company's products for the State of New York and also acted as the Company's manufacturer's representative for the State of New York, for which it received certain price concessions from the Company.

RELATIONSHIP OF THE COMPANY TO T/F SYSTEMS, Inc. On December 31, 1995, the Company acquired all of the operating assets and assumed all of the operating liabilities of T/F Systems, Inc., except as previously described. At such time, T/F Systems, Inc. was owned approximately 75% by Richard C. Ford and his immediately family and substantially all the other shares were owned by the Taylor Family.

LOANS AND ISSUANCES OF SECURITIES TO AFFILIATES. During 1994, the Company and Systems received stockholder loans of approximately $462,000 from Richard C. Ford, the Company's principal stockholder, and his children, Richard J., Traci M. and Jennifer D. Ford. Such loans bore interest at 10% per annum. In 1994, $266,000 of such loans were converted into 2,166,000 shares of the Company's Common Stock.

During 1994, the Company and its principal shareholder, Richard C. Ford, instituted legal action against the estate of a former 50% owner of the Company ("the Estate"). This litigation sought a declaratory judgment approving the dilution of the Estate's interest in the Company from 50% to approximately 10% as a result of the issuance of additional Common Stock in 1994 to the principal shareholder and his children. Subsequently, the beneficiaries of the Estate filed counterclaims against the Company and its principal shareholder and his children seeking declaratory relief, cancellation of additional stock issuances by the Company, an injunction against further issuances, appointment of a receiver and damages against Ford individually. In June 1995, the Estate demanded repayment of the non interest bearing shareholder loans due to the Estate for which there were no stated due dates ($502,026 at December 31, 1996). In September 1996, the Company entered into an Agreement in Partial Settlement of T/F Purifiner, Inc. Issues ("Agreement") which released the Company, with prejudice, from all litigation pending or contemplated by the Taylor Family, the beneficiaries of the Estate, and individually, against the Company related to any actions taken by the Company before the date of the Agreement. In return, the Company agreed to repay the Estate's loans of $502,026 as follows: $167,342 due 90 days after any equity financings which raise in excess of $5,000,000 of gross proceeds; $167,342 on the first and second anniversaries of such equity financings. If the equity financings are less than $5,000,000 the amount of the periodic debt repayment will be reduced and the term extended proportionately. The Estate has agreed not to commence any action for loan repayment as long as the Company is in compliance with the Agreement and raises gross proceeds of at least $2,000,000 within one year of the Agreement. The Company has made all required payments to the Estate and has raised in excess of $2,000,000 as required by the Agreement. See "Part I, Item 3 - Legal Proceedings-Stockholder Litigation."

      Additionally, in 1995, Mr. Richard C. Ford loaned the Company and Systems $75,500 at 10% per annum. For 1996, Mr. Ford loaned the Company an additional $23,458. During 1995 and 1996, the Company incurred approximately $4,000 and $500 respectively, of interest expense related to these and other loans. See "Note 4 to the Notes to Financial Statements".

      Mr. Richard C. Ford, during 1995 and 1996, was repaid an aggregate amount of $85,000 and $58,671 on all outstanding loans. At December 31, 1995, the amount of outstanding non interest bearing obligations from the Company to Mr. Ford was $502,026. On August 1, 1996, Mr. Ford received 251,013 shares of Common Stock in exchange for his shareholder loans in the amount of $502,026.

      In January 1997, as amended, the Company loaned Richard C. Ford $200,000 bearing interest at 10% per annum and due in June 1997 secured by 40,000 shares of the Company's Common Stock owned by Mr. Ford.

      During 1995, Mr. Richard C. Ford agreed to become personally obligated on behalf of the Company for the repayment of certain loans made to the Company of which all such loans had been repaid as of December 31, 1996.

      D.B. FILTERS, Inc. On May 20, 1996, the Company acquired all of the common stock of D.B. Filters, Inc. ("DB Filters") for $1,275 in cash and 90,773 shares of its Common Stock with an estimated fair value of approximately $137,000. The fair market value of the shares of Common Stock was based upon $1.51 per Share, which was the price per Share being offered by the Company to investors pursuant to a private offering, which was being undertaken by the Company at the same time as the acquisition of D.B. Filters. DB Filters was owned by two employees of the Company, one of which was Byron Lefebvre, a Director of the Company. D.B Filter's only assets were the future royalty rights related to the Company's new Element patent and certain restricted, as defined, North American Element manufacturing rights. DB Filters had no other material assets or liabilities at December 3, 1994 and 1995 and no material operations in 1994 and 1995.

      The Company believes that the transactions referred to above were on terms no less favorable to the Company than terms which could have been obtained from unrelated third parties.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

A)    Index to Exhibits

Exhibits    Description of Documents
--------    ------------------------

3.1 Amended and Restated Certificate of Incorporation of T/F Purifiner, Inc. dated December 30, 1996 (2).

3.2         Bylaws of T/F Purifiner, Inc. (1).

3.3         Memorandum and Articles of Association of TF Purifiner Ltd. (1).

10.1        Stock Option Plan (1).

10.2 Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (with exhibits) (1).

10.3        Asset  Purchase   Agreement  between  T/F  Systems,   Inc.  and  T/F
            Purifiner, Inc. dated December 31, 1995 (1).

10.4 Stock Exchange Agreement between D.B. Filters, Inc., Byron Lefebvre and Robert Meyer, and T/F Purifiner, Inc. (with exhibits) (1).

10.5 Joint Venture Agreement between T/F Purifiner, Inc., T/F Systems, Inc., Centrax Limited, The Barr Family and A.N. Davies (1).

10.6 Lease Agreement between Papeyco Trading International, Inc. and T/F Purifiner, Inc. dated August 23, 1993 (1).

10.7 Master Distributor Agreement dated April 6, 1995 between KLC Corporation and the Company (1).

10.8 Exclusive Distributor Agreement / Colombia Effective Date March 1, 1996, between Al Pacific Cali and the Company (1).

10.9 Exclusive Agreement for Distributorship in Singapore dated February 6, 1996 between Kian Seng Hardware Trading Pte. Ltd. and the Company
            (1).

10.10 Exclusive Agreement for Distributorship in Malaysia dated February 5, 1995 between Kian Seng Hardware Trading Pte. Ltd. and the Company
            (1).

10.11 Exclusive Agreement for Distributorship in Thailand dated November 17, 1995 between N.Haven Group International Co. Ltd. and the Company (1).

10.12 Exclusive Agreement for Distributorship in Indonesia dated February 5, 1996 between PT Hista Bayhu and the Company (1).

10.13 Master Distributor Agreement dated January 11, 1995 between Trimex Korea and the Company (1).

10.14       Promissory Note dated December 21, 1995 between the Company, Richard
            C. Ford, individually, T/F Systems, Inc. as maker and Bassett Boat Company of Florida in the principal amount of $200,000 (1).

24.1        Consent of Independent Auditors (3).

27          Financial Data Schedule (3).

99.1 Final Judgment in T/F Systems, Inc. v. Southeast Capital Financing, Inc., Case No. CL 90-12772AE in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (1).

____________________

(1) Incorporated by reference from the Exhibits to the Company's Form 10-SB Registration Statement, as amended, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference from the Exhibit to the Company's Form 8-K, January 9, 1997, as filed with the Securities and Exchange Commission.
(3)   Filed herewith.



B)    Report on Form 8-K.
      None

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             T/F Purifiner, Inc.
                                                                  (Registrant)


Date:  March 25, 1997
                                                        By:  /s/ Richard C. Ford
                                                        ------------------------
                                                                 Richard C. Ford
                                                          Chairman of the Board,
                                           President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 25, 1997
                                                        By:  /s/ Richard C. Ford
                                                        ------------------------
                                                                 Richard C. Ford
                                                          Chairman of the Board,
                                           President and Chief Financial Officer

Date:  March 25, 1997
                                                             /s/ Richard J. Ford
                                                             -------------------
                                                                 Richard J. Ford
                                                     Vice President and Director

Date:  March 25, 1997
                                                              /s/ Byron Lefebvre
                                                              ------------------
                                                                  Byron Lefebvre
                                                                        Director

Date:  March 25, 1997
                                                              /s/ Larry Freedman
                                                              ------------------
                                                                  Larry Freedman
                                                                      Controller