Form 10QSB
period 1997-03-31
T F PURIFINER INC
filed 1997-05-13
CIK 1019787

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                   FORM 10-QSB

[x]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1997

                                       OR

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                            OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

                         Commission File Number 0-29192

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

                                    N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)
                              ____________________

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

                  Yes        [ ]                 No        [ ]

APPLICABLE   ONLY  TO  CORPORATE   ISSUERS:   State  the  number  of  shares
outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 17, 1997: 5,145,879.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                               T/F Purifiner, Inc.
                             Condensed Balance Sheet
                                 March 31, 1997
                                   (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                         $   704,182
  Trade accounts receivable, net                                        183,619
  Inventories                                                           553,136
  Prepaid expenses and other current assets                              54,047
  Note receivable from shareholder/officer                              204,703
                                                                    -----------
Total current assets                                                  1,699,687

Property and equipment, net                                             317,021
Patents and trademarks, net                                             142,656
Costs in excess of net assets acquired, net                             130,382
Other assets                                                             35,068
                                                                    -----------
                                                                    $ 2,324,814
                                                                    ===========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable - trade                                          $   313,623
  Accrued expenses                                                       97,290
  Customer deposits and other                                           172,684
  Current portion of notes payable and capital lease obligations         39,847
  Shareholder loans                                                      99,699
                                                                    -----------
Total current liabilities                                               723,143

Shareholder loans                                                       303,297
Note payable and capital lease obligations                               61,810
Deferred rent                                                            11,140
Liability to equity investee                                             10,067
                                                                    -----------
Total liabilities                                                     1,109,457

Contingencies

Stockholders' Equity:
  Common Stock, $.001 par value                                           5,145
  Preferred Stock, $.001 par value                                         --
  Additional paid-in-capital                                          6,539,431
  Unearned compensation                                                (180,858)
  Loans receivable                                                      (85,131)
  Accumulated deficit                                                (5,063,230)
                                                                    -----------
                                                                      1,215,357
                                                                    -----------
                                                                    $ 2,324,814
                                                                    ===========
See accompanying notes to condensed financial statements.

                               T/F Purifiner, Inc.

                       Condensed Statements of Operations

               For the Three Months Ended March 31, 1996 and 1997
                                   (Unaudited)



                                                         1996            1997
                                                    -----------     -----------

Net sales                                           $   428,627     $   415,901
Cost of sales                                           268,338         272,329
                                                    -----------     -----------
Gross profit                                            160,289         143,572


Operating expenses:
  Selling                                               147,378         574,617

  General and administrative                            129,921         258,381
  Deferred profit                                        11,950          (3,488)
                                                    -----------     -----------
                                                        289,249         829,510
                                                    -----------     -----------

Operating loss                                         (128,960)       (685,938)
Other income (expense):
  Interest expense                                       (8,871)         (2,638)
  Interest income                                          --            16,246
                                                    -----------     -----------


Net loss                                            $  (137,831)    $  (672,330)
                                                    ===========     ===========

Loss per common share                               $      (.05)    $      (.13)
                                                    ===========     ===========

Weighted average common shares outstanding            2,793,000       5,133,005
                                                    ===========     ===========




See accompanying notes to condensed financial statements.

                                                     T/F Purifiner, Inc.

                                               Condensed Statements of Changes
                                                   in Stockholders' Equity
                                                         (Unaudited)

                               Common       Stock      Additional                                               Total
                               ------------------        Paid-In-    Unearned       Loans       Accumulated  Stockholders'
                               Shares       Amount       Capital   Compensation   Receivable      Deficit       Equity
                               -------------------------------------------------------------------------------------------
Balance at January 1, 1997      5,097,080   $5,097     $6,323,505    $(123,114)   $      -     $(4,390,900)   $1,814,588

Cancellation of common stock       (8,676)      (9)       (22,491)           -           -               -       (22,500)

Exercise of stock options, net     56,375       57        114,568            -     (85,131)              -        29,494

Issuance of compensatory
  stock options and warrants            -        -        123,849     (123,849)          -               -             -

Amortization of unearned
  compensation                          -        -              -       66,105           -               -        66,105

Net loss                                -        -              -            -           -        (672,330)     (672,330)
                                ------------------------------------------------------------------------------------------

Balance at March 31, 1997       5,144,779   $5,145     $6,539,431    $(180,858)   $(85,131)    $(5,063,230)   $1,215,357
                                =========   ======     ==========    ==========   =========    ===========    ==========



See accompanying notes to condensed financial statements.


                               T/F Purifiner, Inc.
                       Condensed Statements of Cash Flows
                   Three Months ended March 31, 1996 and 1997
                                   (Unaudited)

                                                                  1996           1997
                                                              -----------    -----------
Operating activities                                          $  (137,831)   $  (672,330)
Net loss
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization                                                    2,568         15,246
    Issuances of  compensatory options and warrants                  --           66,105
    Cancellation of common stock                                     --          (10,000)
    Depreciation and amortization of property and equipment         7,561         17,319
    Changes in operating assets and liabilities:
      Trade accounts receivable, net                                6,717        (56,813)
      Inventories                                                  (1,302)      (112,897)
      Prepaid expenses and other current assets                   (11,770)       (40,713)
      Other assets                                                 (5,368)        (2,141)
      Accounts payable - trade                                      2,033           (611)
      Accrued expenses                                            (66,319)        20,213
      Customer deposits and other                                   6,678        (82,941)
      Accrued interest and other payables - related parties         9,540           --
      Deferred rent                                                  (495)        (2,250)
                                                              -----------    -----------
Net cash used in operating activities                            (187,988)      (861,813)

Investing activities
Patents and trademarks                                             (1,106)        (2,828)
Purchases of property and equipment                               (16,758)      (113,023)
Increase in note receivable from shareholder/officer                 --         (200,000)
                                                              -----------    -----------
Net cash used in investing activities                             (17,864)      (315,851)

Financing activities
Increase in deferred issuance costs                               (26,031)        (6,709)
Proceeds from issuances of Common Stock and
  exercise of stock options, net                                  298,788      1,058,588
Proceeds from notes payable                                        20,000         20,200
Payment on notes payable and capital lease obligations             (3,982)        (6,879)
Payment on shareholder loans                                      (13,500)       (99,030)
Borrowing from investee                                              --             --
Repayment to investee                                             (12,738)       (13,284)
                                                              -----------    -----------
Net cash provided by financing activities                         262,537        952,886
                                                              -----------    -----------
Increase (decrease) in cash and cash equivalents                   56,685       (224,778)
Cash and cash equivalents at beginning of period                   31,732        928,960
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $    88,417    $   704,182
                                                              ===========    ===========

During  1997,  the  Company  entered  into  capital  lease  obligations  in the amount of approximately $49,000.



See accompanying notes to condensed financial statements.

                                T/F Purifiner, Inc.

                      Notes to Condensed Financial Statements
                                    (Unaudited)

1.   BASIS OF PRESENTATION AND COMPANY

The unaudited condensed financial statements as of March 31, 1997 and for the three month period ended March 31, 1996 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations for these interim periods. Such interim financial statements have been prepared on the basis of presentation as more fully described in the Company's annual financial statements and should be read in conjunction with the Company's audited financial statements which are included in the Company's Form 10-KSB. The results of operations for the three month period ended March 31, 1997 is not necessarily indicative of the results to be expected for the entire year.

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

However, there is no assurance that the Company can complete its proposed issuances or that it can obtain adequate additional financing from other sources or that profitable operations can be sustained. The inability to obtain additional financing when needed, would have a material adverse effect on the Company, including requiring the Company to curtail or cease its operations. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

At March 31, 1997, deferred issuance costs of approximately $7,000, included in other assets, represent costs incurred by the Company in connection with the Company's planned issuances of securities. Such costs will be charged directly against the net proceeds of the related offering if it is successfully completed or will be expensed if the offering is abandoned.

2.   INVENTORIES

At March 31, 1997, inventories consist of the following:


            Raw materials                                 $ 366,858
            Finished goods                                  177,067
            Supplies                                          9,211
                                                          ---------
                                                          $ 553,136
                                                          =========

                                   T/F Purifiner, Inc.

                                       (Unaudited)
3.   CONTINGENCIES

During 1995, the Company commenced a patent infringement case against a competitor. The competitor subsequently asserted certain counterclaims against the Company and certain of its employees. The ultimate outcome of these counterclaims cannot currently be determined at this time but the Company believes it has meritorious defenses and will eventually prevail in these actions.

In April 1996, the Company became a party to an action filed by a former independent contractor claiming certain commissions and other damages due him pursuant to an agreement. Pursuant to the agreement, as adjudicated by the Court, the Company will resolve this case through arbitration and, although the ultimate outcome of this matter cannot be determined at this time, the Company, upon advice of counsel, believes it has meritorious defenses and will eventually prevail in this matter. No action has been taken by the plaintiff on this matter since mid-1996.

In January 1997, a patent holder filed an action against the Company for non payment of approximately $21,000 of unpaid royalties claimed by him and seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. The Company has filed an answer to this case and is proceeding to discovery. Although the Company believes it has meritorious defenses against the monetary amounts alleged by the licensor patent owner, it has agreed to pay the patent holder such alleged unpaid royalties, which amount relates primarily to the timing of the royalty payment and legal fees regarding defending certain patents pending of the licensor. The Company, upon advice of counsel, does not believe the license holder will be in a position to obtain an injunction against the Company's manufacturing and selling of the Purifiner products. The Company believes that the licensor patent holder initiated litigation in order to extract a favorable settlement.

In late 1996, TF Systems, Inc.'s former law firm claimed that it was due approximately $285,000 in legal fees related primarily to obtaining the manufacturing and marketing rights to the Purifiner for TF Systems, Inc. ("TFS") and the Company. TFS was awaiting the judgment of an appellate court which, if adjudicated in TFS's favor, would have provided TFS with sufficient funds to pay such legal fees and other possible legal fee claims aggregating approximately $100,000. On February 26, 1997, the appellate court ruled against TFS and, accordingly, the funds discussed above are not currently available to TFS to satisfy such claims. T/F Purifiner, Inc. did not assume these obligations as part of its purchase of TFS and management believes such amounts are not the responsibility of T/F Purifiner, Inc. However, the ultimate outcome of the claims against the Company cannot be determined at this time. No liability has been recorded for this claim in the accompanying balance sheet.

4.   JOINT VENTURE

Effective January 1, 1996, the Company entered into a joint venture agreement whereby such venture, TF Purifiner Ltd. ("Ltd"), will sell and distribute the

                                   T/F Purifiner, Inc.

                                       (Unaudited)

4.   JOINT VENTURE (CONTINUED)

Company's product in Europe, the Middle East and certain African countries. The Company has an approximate 45% interest in Ltd's operations (50% voting interest) and is accounting for Ltd using the equity method. The Company is not required to fund Ltd and will sell product to Ltd until such time as Ltd decides to exercise its rights under the agreement to manufacture the Company's products. Ltd was initially capitalized with approximately $88,000 provided by one of its shareholders. Through March 31, 1997, Ltd advanced the Company approximately $115,000, to be used to fund certain patent and trademark filings for the venture's exclusive territory. At March 31, 1997, approximately $10,000 remained unexpended. For the three months ended March 31, 1997 and 1996, the Company had sales of approximately $21,000 and $167,000, respectively to Ltd, at negotiated prices. At March 31, 1997 and 1996, approximately $14,000 and $12,000 has been recorded as unrealized intercompany profit related to the inventory sold to Ltd which is included in Ltd's inventory at March 31, 1997 an 1996, respectively.

At March 31, 1997 and 1996 summarized financial information of Ltd is as follows:

                                                  1996       1997
                                                  ----       ----
      Total assets                          $  112,000   $  458,000
      Total liabilities                        228,000    1,062,000 (1)
      Capital deficiency                      (116,000)    (604,000)
      Total revenues                            23,000       77,000
      Gross profit                               8,000       30,000
      Net loss                                 (81,000)    (123,000)

(1) Includes approximately $909,000 of loans due to one of Ltd's foreign shareholders, collateralized by substantially all the tangible assets of Ltd.

5.   COMMON STOCK

During the three months ended March 31, 1997, 56,375 shares of Common Stock were issued pursuant to the exercise of options at exercise prices ranging from $2.00 to $2.20 per share. At March 31, 1997, the Company had received $29,494 in cash proceeds and was owed $85,131, substantially all from current or former employees, related to the cashless exercise of these options.

                               T/F Purifiner, Inc.

                                   (Unaudited)

6.   STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 1997, the Company granted 227,500 options to purchase Common Stock to various employees at exercise prices ranging from $8.50 to $10.00 and 60,000 options to consultants at exercise prices ranging from $9.00 to $9.50 per share. Additionally, during this period, the Company granted 10,000 warrants to various consultants which are exercisable at $9.50 per share and expire on January 27, 1999.

During the three months ended March 31, 1997, the Company expensed $66,105 related to compensatory stock options and warrants to various consultants and the Board of Advisors using the Black-Scholes Option Pricing Model.

7.    OTHER ASSETS

In January 1997, as amended, the Company loaned Richard C. Ford, its President and principal shareholder, $200,000 bearing interest at 10% per annum ($4,703 at March 31, 1997) and due in June 1997, secured by 40,000 shares of the Company's Common Stock owned by Mr. Ford.

 8.    SUBSEQUENT EVENTS

Subsequent to March 31, 1997, the Company granted 100,000 and 50,000 options to purchase Common Stock to its new President and Director and to an existing employee / Director, respectively, at an exercise price of $8.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-KSB.

Other than historical and factual statements, the matters and items discussed in this Quarterly Report on Form 10-QSB are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.

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

                                                Percentage of Revenues
                                                ----------------------
                                                    Three months
                                                   Ended March 31,
                                                   ---------------
                                                 1996         1997
                                                 ----         ----
Net sales                                         100 %         100 %
Operating costs and expenses:
  Cost of sales                                   (63)          (65)
  Selling expenses                                (34)         (139)
  General and administrative expenses             (30)          (62)
  Other                                            (3)            1
                                                ------        ------
Total operating costs and expenses               (130)         (265)
                                                ------        ------

Operating loss                                    (30)%        (165)%
                                                ======        ======

THREE  MONTHS  ENDED MARCH 31, 1997  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
1996

      Net Sales. Net sales decreased by 3% from $428,627 in 1996 to $415,901 in 1997. This decrease was primarily attributable to the effect of the Company's price reductions implemented in the last quarter of 1996. During 1996, the Company had approximately $167,000 of sales to Ltd., the Company's joint venture formed in 1996 compared to approximately $21,000 in 1997. Approximately, $14,000 of intercompany profit on these sales to Ltd. have been deferred at March 31, 1997.


      Effective October 15, 1996, the Company implemented a new product pricing strategy to reduce the Company's selling prices to enable end users to obtain a significantly improved return on investment. The Company believes this new strategy will promote the sale of the Company's products and result in increased long-term revenues from unit and replacement filter sales and also provide the Company with the ability to reduce its product costs, primarily through 1) volume purchase discounts, 2) utilization of excess fixed manufacturing capacity and 3) improved production processes. If the Company does not realize these cost savings, its gross margin will be adversely effected.

      Cost of Sales. Cost of sales increased by 1% from $268,338 in 1996 to $272,329 in 1997. The Company's gross margin decreased from 37.4% to 34.5%, substantially all due to the significant price reductions implemented in 1996 offset by the reduction of sales made to Ltd. at substantially lower sales prices than the Company's exclusive international distributor pricing. To the extent additional sales are made by the Company to Ltd., the Company's aggregate gross margin will be adversely affected.

      Selling Expenses. Selling expenses increased by 290% from $147,378 in 1996 to $574,617 in 1997. The primary reasons for this increase were the increases in other selling expenses such as salaries for new personnel, compensatory stock options and warrants, commissions, brochures and catalogs, advertising, travel and trade show expenses in 1997 versus 1996. As a percentage of revenues, selling expenses increased from 34% in 1996 to 139% in 1997.

      Commencing in late 1996 the Company began implementing a product evaluation program, whereby it would supply Purifiners, replacement filters and installation services at no cost to certain potential customers or to assist its distributors potential customers, to evaluate the effectiveness of the Purifiner. The costs related to this evaluation program has been charged to selling expenses and no revenues have been recognized. To the extent these evaluations are not successful or the Company is unable to consummate these potential sales, the Company's future revenues will be adversely effected.

      General and Administrative Expenses. General and administrative expenses increased by 99% from $129,921 in 1996 to $258,391 in 1997 and, as a percent of revenues, increased from 30% to 62%. This dollar increase was generally due to the increased level of business activity, specifically including increases in personnel, consultants, compensatory stock options and warrants, travel, and professional fees.

      Operating Loss. As a result of the foregoing, the Company's operating loss increased from $128,960 in 1996 to $685,938 in 1997.

      Interest Expense and Income. Interest expense decreased by 70% from $8,871 for 1996 to $2,638 for 1997. This change resulted from a decrease in average short and long term borrowings outstanding in 1997 versus the comparable period for 1996. Interest income increased to 16,246 in 1997 as a result of investing idle cash balances and interest earned on notes receivable.

      Net Loss. As a result of the foregoing, the Company's net loss increased from $137,831 for 1996 to $672,330 for 1997.

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

      At March 31, 1997, the Company had working capital of $976,544 and its current ratio (current assets to current liabilities) was 2.35 to 1, as compared with working capital of $1,727,933 and a current ratio of 3.1 to 1 at December 31, 1996. At March 31, 1997, the Company had $704,182 of cash and cash equivalents. Outstanding short-term debt from lenders and shareholders was $139,546 at March 31, 1997 and included a shareholder loan of $99,699 due to the Estate of Willard Taylor, substantially all on January 31, 1998. The balance of long term debt was $365,107 at March 31, 1997, and included a shareholder loan of $303,297 due to the Estate of Willard Taylor.

      At March 31, 1997, the Company owed approximately $436,000 in current liabilities to various trade and other unrelated creditors. These creditors continue to provide services to the Company; however, there can be no assurance that they will continue to do so in the future while all or a portion of such amounts remains outstanding. The Company has made certain payments and intends to use a portion of existing funds and future financings to repay the amounts due to creditors.

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

      The above is not an all inclusive listing of the Company's planned expenditures. In the event that the proceeds from future offerings or financings are not received, the Company will not be able to implement its current plans. The inability to obtain additional financing when needed, would have a material adverse effect on the Company, including requiring the Company to curtail or cease its operations.

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

                                                             T/F PURIFINER, INC.
                                                                    (Registrant)



Date:  May 6, 1997                                       By  /s/ Richard C. Ford
                                                         -----------------------
                                                                 Richard C. Ford
                              Chairman of the Board, Chief Executive Officer and
                                                         Chief Financial Officer