Form 10QSB
period 1997-06-30
T F PURIFINER INC
filed 1997-08-13
CIK 1019787

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

                  For the quarterly period ended June 30, 1997

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

                  Yes        [ ]                 No        [ ]

APPLICABLE   ONLY  TO  CORPORATE   ISSUERS:   State  the  number  of  shares
outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 5, 1997: 5,200,379.
================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               T/F Purifiner, Inc.
                             Condensed Balance Sheet
                                  June 30, 1997
                                   (Unaudited)
                                     Assets
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 2,048,413
  Trade accounts receivable, net                                        176,189
  Inventories                                                           602,210
  Prepaid expenses and other current assets, net                         94,153
                                                                    -----------
Total current assets                                                  2,920,965

Property and equipment, net                                             334,936
Patents and trademarks, net                                             189,138
Costs in excess of net assets acquired, net                             128,078
Other assets                                                             44,246
                                                                    -----------
                                                                    $ 3,617,363
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                          $   178,936
  Accrued expenses                                                      263,057
  Customer deposits and other                                           150,637
  Current portion of notes payable and capital lease obligations         39,583
  Note payable to shareholder, net of discount of $112,667            1,887,333
  Note payable to former shareholder                                     99,144
                                                                    -----------
Total current liabilities                                             2,618,690

Note payable to former shareholder                                      303,297
Note payable and capital lease obligations                               55,516
Deferred rent                                                             8,890
Liability to equity investee                                              3,000
                                                                    -----------
Total liabilities                                                     2,989,393

Contingencies

Stockholders' Equity:
  Common Stock, $.001 par value                                           5,146
  Preferred Stock, $.001 par value                                         --
  Additional paid-in-capital                                          6,664,392
  Unearned compensation                                                (115,845)
  Loans receivable                                                      (75,131)
  Accumulated deficit                                                (5,850,592)
                                                                    -----------
                                                                        627,970
                                                                    -----------
                                                                    $ 3,617,363
                                                                    ===========
See accompanying notes to condensed financial statements.
                                       2

                                              T/F Purifiner, Inc.
                                       Condensed Statements of Operations
                                                  (Unaudited)

                                  Three Months Ended June 30,        Six Months Ended June 30
                                  ---------------------------        ------------------------
                                       1996             1997            1996             1997
                                       ----             ----            ----             ----

Net sales                        $   412,670      $   432,288      $   841,297      $   848,189
Cost of sales                        225,531          236,222          493,869          508,551
                                 -----------      -----------      -----------      -----------
Gross profit                         187,139          196,066          347,428          339,638


Operating expenses:
  Selling                            204,832          629,579          352,210        1,204,196
  General and administrative         195,473          356,301          325,394          614,682
  Deferred profit                      7,490           (2,975)          19,440           (6,463)
                                 -----------      -----------      -----------      -----------
                                     407,795          982,905          697,044        1,812,415
                                 -----------      -----------      -----------      -----------
Operating loss                      (220,656)        (786,839)        (349,616)      (1,472,777)
Other income (expense):
  Interest expense                    (8,528)         (13,337)         (17,399)         (15,975)
  Interest income                       --             12,814             --             29,060
                                 -----------      -----------      -----------      -----------


Net loss                         $  (229,184)     $  (787,362)     $  (367,015)     $(1,459,692)
                                 ===========      ===========      ===========      ===========

Loss per common share            $      (.08)     $      (.15)     $      (.13)     $      (.28)
                                 ===========      ===========      ===========      ===========

Weighted average common
    shares outstanding             3,033,775        5,145,879        2,913,388        5,139,442
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

                                                  T/F Purifiner, Inc.

                                            Condensed Statements of Changes
                                                in Stockholders' Equity
                                                      (Unaudited)


                                    Common       Stock      Additional                                               Total
                                    ------------------       Paid-In-     Unearned     Loans       Accumulated    Stockholders'
                                    Shares      Amount       Capital    Compensation  Receivable     Deficit        Equity
                                 -------------------------------------------------------------------------------------------
Balance at January 1, 1997        5,097,080    $ 5,097    $ 6,323,505    $(123,114)   $   --      $(4,390,900)   $ 1,814,588

Cancellation of common stock         (8,676)        (9)       (22,491)        --          --             --          (22,500)

Exercise of stock options, net       57,475         58        119,529         --       (75,131)          --           44,456

Issuance of compensatory
  stock options and warrants           --         --          123,849     (123,849)       --             --             --

Amortization of unearned
  compensation                         --         --             --        131,118        --             --          131,118

Issuance of Stock Purchase
   Warrant                             --         --          120,000         --          --             --          120,000

Net loss                               --         --             --           --          --       (1,459,692)    (1,459,692)
                                 -------------------------------------------------------------------------------------------

Balance at June 30, 1997          5,145,879    $ 5,146    $ 6,664,392    $(115,845)   $(75,131)   $(5,850,592)   $   627,970
                                 ==========    =======    ===========    =========    ========    ===========    ===========



See accompanying notes to condensed financial statements.

                               T/F Purifiner, Inc.
                       Condensed Statements of Cash Flows
                     Six Months ended June 30, 1996 and 1997
                                   (Unaudited)

                                                                1996           1997
                                                              ---------    -----------
Operating activities                                          $(367,015)   $(1,459,692)
Net loss
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization                                                  6,117         20,283
    Issuances of  compensatory options and warrants                --          131,118
    Cancellation of common stock                                   --          (10,000)
    Depreciation and amortization of property and equipment      15,120         35,037
    Changes in operating assets and liabilities:
      Trade accounts receivable, net                            (37,160)       (49,383)
      Inventories                                               (47,094)      (161,971)
      Prepaid expenses and other current assets                 (24,916)       (40,141)
      Other assets                                              (19,153)        (1,588)
      Accounts payable - trade                                  (30,621)      (135,298)
      Accrued expenses                                          192,244        185,980
      Customer deposits and other                                85,475       (104,988)
      Accrued interest and other payables - related parties     (41,570)          --
      Deferred rent                                                (990)        (4,500)
                                                              ---------    -----------
Net cash used in operating activities                          (269,563)    (1,595,143)

Investing activities
Patents and trademarks                                         (118,807)       (42,368)
Purchases of property and equipment                             (32,880)      (148,656)
Acquisition of DB Filters                                        (1,275)          --
Decrease in other assets                                           --           11,100
Decrease in note receivable from shareholder/officer               --          200,000
Increase in note receivable from shareholder/officer               --         (200,000)
                                                              ---------    -----------
Net cash used in investing activities                          (152,962)      (179,924)

Financing activities
Increase in deferred issuance and financing costs               (63,952)       (65,857)
Proceeds from issuances of Common Stock and
  exercise of stock options, net                                574,689      1,073,550
Collection of subscription receivables                            7,000           --
Proceeds from notes payable                                      25,000         20,200
Payment on notes payable and capital lease obligations          (32,878)       (13,437)
Proceeds from shareholder loans                                   9,000      2,000,000
Payment on shareholder loans                                    (44,213)          --
Payment on former shareholder loans                                --          (99,585)
Borrowing from investee                                            --             --
Repayment to investee                                           (33,105)       (20,351)
                                                              ---------    -----------
Net cash provided by financing activities                       441,541      2,894,520
                                                              ---------    -----------
Increase in cash and cash equivalents                            19,016      1,119,453
Cash and cash equivalents at beginning of period                 31,732        928,960
                                                              ---------    -----------
Cash and cash equivalents at end of period                    $  50,748    $ 2,048,413
                                                              =========    ===========


During 1997, the Company entered into capital lease obligations in the amount of approximately $49,000.


See accompanying notes to condensed financial statements.

                               T/F Purifiner, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION AND COMPANY

The unaudited condensed financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1996 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations for these interim periods. Such interim financial statements have been prepared on the basis of presentation as more fully described in the Company's annual financial statements and should be read in conjunction with the Company's audited financial statements which are included in the Company's Form 10-KSB. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

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

At June 30, 1997, deferred issuance costs of approximately $28,000, included in other assets, represent costs incurred by the Company in connection with the Company's planned issuances of securities. Such costs will be charged directly against the net proceeds of the related offering if it is successfully completed or will be expensed if the offering is abandoned. At June 30, 1997 other current assets includes approximately $36,000 of deferred financing costs, net, which represent costs associated with obtaining QIP debt financing (Note 5)and are being amortized to interest expense over six months.

2.   INVENTORIES

At June 30, 1997, inventories consist of the following:


            Raw materials                                         $443,101
            Finished goods                                         146,214
            Supplies                                                12,895
                                                                  --------
                                                                  $602,210
                                                                  ========

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)
                                   (Unaudited)

3.   CONTINGENCIES

During 1995, the Company commenced a patent infringement case against a competitor which is expected to go to trial in November 1997. The competitor subsequently asserted certain counterclaims against the Company and certain of its employees. The ultimate outcome of these counterclaims cannot currently be determined at this time but the Company believes it has meritorious defenses and will eventually prevail in these actions.

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

In January 1997, a patent holder filed an action against the Company for non payment of approximately $21,000 of unpaid royalties claimed by him and seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. The Company has filed an answer to this case and is proceeding to discovery and the case is scheduled to go to trial in October 1997. Although the Company believes it has meritorious defenses against the monetary amounts alleged by the licensor patent owner, it has agreed to pay the patent holder such alleged unpaid royalties, which amount relates primarily to the timing of the royalty payment and legal fees regarding defending certain patents pending of the licensor. The Company, upon advice of counsel, does not believe the license holder will be in a position to obtain an injunction against the Company's manufacturing and selling of the Purifiner products. The Company believes that the licensor patent holder initiated litigation in order to extract a favorable settlement.

In late 1996 and subsequently, TF Systems, Inc.'s former law firm claimed that it was due approximately $313,000 in legal fees related primarily to obtaining the manufacturing and marketing rights to the Purifiner for TF Systems, Inc. ("TFS") and the Company. TFS was awaiting the judgment of an appellate court which, if adjudicated in TFS's favor, would have provided TFS with sufficient funds to pay such legal fees and other possible legal fee claims from other attorneys aggregating approximately $72,000 at June 30, 1997. On February 26, 1997, the appellate court ruled against TFS and, accordingly, the funds discussed above are not currently available to TFS to satisfy such claims. T/F Purifiner, Inc. did not assume these obligations as part of its purchase of TFS and management believes such amounts are not the responsibility of T/F
Purifiner, Inc.  On  June 24, 1997,  TFS's  former  law  firm  filed a complaint

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)
                                   (Unaudited)

3.   CONTINGENCIES (CONTINUED)

against the Company, TFS, Richard C. Ford, individually and an inactive company controlled by Richard C. Ford demanding payment of approximately $313,000 of legal fees and costs, plus interest and attorney fees. The ultimate outcome of this litigation and other claims against the Company cannot be determined at this time. No liability has been recorded for these claims in the accompanying balance sheet.

4.   JOINT VENTURE

Effective January 1, 1996, the Company entered into a joint venture agreement whereby such venture, TF Purifiner Ltd. ("Ltd"), will sell and distribute the Company's product in Europe, the Middle East and certain African countries. The Company has an approximate 45% interest in Ltd's operations (50% voting interest) and is accounting for Ltd using the equity method. The Company is not required to fund Ltd and will sell product to Ltd until such time as Ltd decides to exercise its rights under the agreement to manufacture the Company's products. Ltd was initially capitalized with approximately $88,000 provided by one of its shareholders. Through June 30, 1997, Ltd advanced the Company approximately $115,000, to be used to fund certain patent and trademark filings for the venture's exclusive territory. At June 30, 1997, approximately $3,000 remained unexpended. For the three and six months ended June 30, 1997 and 1996, the Company had sales of approximately $21,000 and $42,000 in 1997, respectively, and $75,000, and $242,000 in 1996, respectively, to Ltd at negotiated prices. At June 30, 1997 and 1996, approximately $11,000 and $19,000 has been deferred as unrealized intercompany profit related to the inventory sold to Ltd which is included in Ltd's inventory at June 30, 1997 and 1996, respectively.

At June 30, 1997 and 1996 summarized financial information of Ltd is as follows:

                                                 1996       1997
                                                 ----       ----
      Total assets                            $360,000    $514,000
      Total liabilities                        569,000   1,264,000 (1)
      Capital deficiency                      (209,000)   (750,000)
      Total revenues                           127,000     202,000
      Gross profit                              46,000      78,000
      Net loss                                (137,000)   (253,000)

(1) Includes approximately $1,137,000 of loans due to one of Ltd's foreign shareholders, collateralized by substantially all the tangible assets of Ltd.

                                T/F Purifiner, Inc.
                     Notes to Financial Statements (continued)
                                    (Unaudited)


5.   NOTE PAYABLE

On June 19, 1997, the Company and members of the Ford Family and Taylor Family entered into a Securities Purchase Agreement with Quantum Industrial Partners LDC ("QIP") ("the Agreement"). Pursuant to the Agreement, the Company issued QIP a $2,000,000 non-interest bearing promissory note due December 19, 1997 and received gross proceeds of $2,000,000. This note is subject to mandatory prepayment prior to its due date upon the Company's consummation of a public offering of either debt or equity securities. As long as this note is outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock or retire its existing indebtedness other than required periodic payments.

Additionally, the Company issued a Common Stock Purchase Warrant to QIP for the purchase of 500,000 shares of the Company's Common Stock, exercisable at $2.75 per share and expiring on December 31, 2000. These warrants have been assigned a value of $120,000 and, accordingly, such amount has been credited to additional paid in capital and the $2,000,000 note payable has been recorded net of a $120,000 discount which is being amortized to interest expense over six months.

The Company has also agreed to register securities of QIP under certain circumstances.

6.   COMMON STOCK

During the six months ended June 30, 1997, 57,475 shares of Common Stock were issued pursuant to the exercise of options at exercise prices ranging from $2.00 to $6.00 per share. As of June 30, 1997, the Company had received $44,456 in net cash proceeds and was owed $75,131, substantially all from current or former employees, related to the cashless exercise of these options.

7.   STOCK OPTIONS AND WARRANTS

During the six months ended June 30, 1997, the Company granted 397,500 options (30,000 of which were subsequently cancelled) to purchase Common Stock to various employees at exercise prices ranging from $7.50 to $10.00 and 60,000 options (40,000 of which were subsequently cancelled) to consultants at exercise prices ranging from $9.00 to $9.50 per share. Additionally, during this period, the Company granted 10,000 warrants to various consultants which are exercisable at $9.50 per share and expire on January 27, 1999.

                                T/F Purifiner, Inc.
                     Notes to Financial Statements (continued)
                                    (Unaudited)

7.   STOCK OPTIONS AND WARRANTS (CONTINUED)

During the six months ended June 30, 1997, the Company expensed approximately $131,000 related to compensatory stock options and warrants to various consultants and the Board of Advisors using the Black-Scholes Option Pricing Model.

8.   RELATED PARTY TRANSACTION

In January 1997, as amended, the Company loaned Richard C. Ford, its then President and principal shareholder, $200,000 bearing interest at 10% per annum and due in June 1997, secured by 40,000 shares of the Company's Common Stock owned by Mr. Ford. On June 19, 1997, Mr. Ford repaid the entire principal and accrued interest on this loan in the amount of $209,078.

9.  SUBSEQUENT EVENTS

On July 17, 1997, the Board of Directors authorized an increase in the number of shares of the Company's Common Stock which may be granted pursuant to the Company's 1996 Stock Option Plan from 1,625,000 shares to 2.2 million shares.

Subsequent to June 30, 1997, 54,500 stock options were exercised by consultants at an exercise price of $2 per share for which the Company received $106,000 and a $3,000 note receivable.

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

                                                   Percentage of Revenues
                                                   ----------------------
                                                        Six Months
                                                      Ended June 30,
                                                     1996         1997
                                                     ----         ----
Net sales                                             100%         100%
Operating costs and expenses:
  Cost of sales                                      (59)         (60)
  Selling expenses                                   (42)        (142)
  General and administrative expenses                (39)         (72)
  Other                                               (2)           -
                                                   ------       ------
Total operating costs and expenses                  (142)        (274)
                                                   ------       ------

Operating loss                                     (  42)%       (174)%
                                                  =======       ======

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

      Net Sales. Net sales increased by 1% from $841,297 in 1996 to $848,189 in 1997. This minimal increase was primarily attributable to the effect of the Company's price reductions implemented in the last quarter of 1996. During 1996, the Company had approximately $242,000 of sales to Ltd, the Company's joint venture formed in 1996 compared to approximately $42,000 in 1997. Approximately, $11,000 of intercompany profit on these sales to Ltd have been deferred at June 30, 1997.

      Effective October 15, 1996, the Company implemented a new product pricing strategy to reduce the Company's selling prices to enable end users to obtain a significantly improved return on investment. The Company believed this new strategy would promote the sale of the Company's products and result in increased long-term revenues from unit and replacement filter sales and also provide the Company with the ability to reduce its product costs, primarily through 1) volume purchase discounts, 2) utilization of excess fixed manufacturing capacity and 3) improved production processes. If the Company does not realize these cost savings, its gross margin will be adversely effected.

      Cost of Sales. Cost of sales increased by 3.2% from $493,869 in 1996 to $508,551 in 1997. The Company's gross margin decreased from 41.3% to 40.0%, substantially all due to the significant price reductions implemented in 1996 and cost increases to the product incurred primarily for improvements offset by the reduction of sales made to Ltd. at substantially lower sales prices than the Company's exclusive international distributor pricing. To the extent additional sales are made by the Company to Ltd., the Company's aggregate gross margin will be adversely affected.

      Selling Expenses. Selling expenses increased by 242% from $352,210 in 1996 to $1,204,196 in 1997. The primary reasons for this increase were the increases in other selling expenses such as salaries for new personnel, compensatory stock options and warrants, commissions, office and related expenses, brochures and catalogs, advertising, product evaluation expenses, travel and trade show expenses in 1997 versus 1996. As a percentage of revenues, selling expenses increased from 42% in 1996 to 142% in 1997.

      Commencing in late 1996, but primarily in 1997, the Company began implementing a product evaluation program, whereby it would supply Purifiners, replacement filters and installation services at no cost to certain potential customers or to assist its distributors potential customers, to evaluate the effectiveness of the Purifiner. The costs related to this evaluation program has been charged to selling expenses and no revenues have been recognized. To the extent these evaluations are not successful or the Company is unable to consummate these potential sales, the Company's future revenues will be adversely effected.

      General and Administrative Expenses. General and administrative expenses increased by 89% from $325,394 in 1996 to $614,682 in 1997 and, as a percent of revenues, increased from 39% to 72%. This dollar increase was generally due to the increased level of business activity, specifically including increases in personnel, consultants, compensatory stock options and warrants, travel, and professional fees.

      Operating Loss. As a result of the foregoing, the Company's operating loss increased from $349,616 in 1996 to $1,472,777 in 1997.

      Interest Expense and Income. Interest expense decreased by 8.2% from $17,399 for 1996 to $15,975 for 1997. This change resulted from a decrease in average short and long term borrowings outstanding in 1997 versus the comparable period for 1996. The Company anticipates its interest expense to increase over the next six months as a result of its recent financing from QIP. Interest income increased to 29,060 in 1997 as a result of investing idle cash balances and interest earned on notes receivable from its former president, which note was repaid in June 1997.

      Net Loss. As a result of the foregoing, the Company's net loss increased from $367,015 for 1996 to $1,459,692 for 1997.

LIQUIDITY AND CAPITAL RESOURCES

      To date, the Company's capital requirements in connection with its business activities have been and will continue to be significant. To fund its activities, the Company has been dependent upon available cash generated from operations, the proceeds of sales of its securities to investors and stockholders, and other loans, including its most recent short term borrowing from QIP. The Company's 1996 auditors report included an explanatory paragraph which stated that because the Company has sustained recurring operating losses and negative cash flows from operating activities, these factors raise substantial doubt about the Company's ability to continue as a going concern.

      At June 30, 1997, the Company had working capital of $302,275 and its current ratio (current assets to current liabilities) was 1.1 to 1, as compared with working capital of $1,727,933 and a current ratio of 3.1 to 1 at December 31, 1996. At June 30, 1997, the Company had $2,048,413 of cash and cash equivalents. Outstanding short-term debt from lenders and shareholders was $2,026,060 at June 30, 1997 and included a former shareholder loan of $99,144 due to the Estate of Willard Taylor, on January 31, 1998 and $1,887,333 net of a discount of $112,667, due QIP on December 19, 1997. The proceeds from the QIP loan shall be used solely for general operating expenses and to hire additional marketing employees for the Company. The balance of long term debt was $358,813 at June 30, 1997, and included a former shareholder loan of $303,297 due to the Estate of Willard Taylor.

      At June 30, 1997, the Company owed approximately $462,000 in current liabilities to various trade and other unrelated creditors. These creditors continue to provide services to the Company; however, there can be no assurance that they will continue to do so in the future while all or a portion of such amounts remains outstanding. The Company has made certain payments and intends to use a portion of existing funds and future financings to repay the amounts due to creditors.

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

      The Company currently is not generating sufficient revenues to fund its existing and planned expansion of its operations. Accordingly, the Company has embarked and is implementing plans to raise additional capital. The Company intends to use such additional financing to increase its marketing and sales efforts, including the hiring of additional sales and technical personnel and related costs, implementation of advertising, promotional and marketing programs, and additional fleet testing programs. Additionally, the Company intends to continue hiring additional manufacturing, operating, and administrative personnel and acquire additional capital equipment and leasehold improvements to meet expected production increases. Prior to the due date of the Company's $2,000,000 obligation to QIP, the Company plans on completing another financing which will enable it to repay such loan to QIP and provide sufficient capital to continue its expansion plans. However, there can be no assurance that such financing will be successful.

      The above is not an all inclusive listing of the Company's planned expenditures. In the event that the proceeds from future offerings or financings are not received, the Company will not be able to fully implement its current plans. The inability to obtain additional financing when needed, would have a material adverse effect on the Company, including requiring the Company to curtail or cease its operations.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   a)   Exhibits:
        Exhibit 27 - Financial Data Schedule (Electronic filing only)

   b)   Reports on Form 8-K.
        On July 21, 1997, the Company filed a report on Form 8-K reporting (1) its entering into a Securities Purchase Agreement dated as of June 19, 1997 among Quantum Industrial Partners LDC, T/F Purifiner, Inc. and members of the Ford and Taylor families and (2) the commencement of certain legal proceedings against the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 T/F PURIFINER, INC.
                                                 -------------------
                                                    (Registrant)


Date:  August 11, 1997                         By  /s/ Keith T.J. Hart
                                                 -------------------------------
                                                     Keith T.J. Hart
                                                     Chief Executive Officer and
                                                     Chief Financial Officer