Form 10QSB
period 1997-09-30
T F PURIFINER INC
filed 1997-11-13
CIK 1019787

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

                For the quarterly period ended September 30, 1997

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

                  Yes        [ ]                 No        [ ]


APPLICABLE   ONLY  TO  CORPORATE   ISSUERS:   State  the  number  of  shares
outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 1, 1997: 5,205,879.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               T/F Purifiner, Inc.
                             Condensed Balance Sheet
                               September 30, 1997
                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                         $ 1,140,086
  Trade accounts receivable, net                                        170,555
  Inventories                                                           530,559
  Prepaid expenses and other current assets, net                         78,972
                                                                    -----------
Total current assets                                                  1,920,172

Property and equipment, net                                             349,418
Patents and trademarks, net                                             200,245
Costs in excess of net assets acquired, net                             125,774
Other assets                                                             57,345
                                                                    -----------
                                                                    $ 2,652,954
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                          $   160,992
  Accrued expenses                                                      150,478
  Customer deposits and other                                           112,888
  Current portion of note payable and capital lease obligations          39,583
  Note payable to shareholder, net of discount of $52,667             1,947,333
  Note payable to former shareholder                                    103,468
                                                                    -----------
Total current liabilities                                             2,514,742

Note payable to former shareholder                                      295,258
Note payable and capital lease obligations                               45,670
Deferred rent                                                             6,640
Liability to equity investee                                             16,000
                                                                    -----------
Total liabilities                                                     2,878,310

Contingencies

Stockholders' Equity:
  Common Stock, $.001 par value                                           5,205
  Preferred Stock, $.001 par value                                         --
  Additional paid-in-capital                                          6,752,332
  Unearned compensation                                                 (35,333)
  Loans receivable                                                      (73,931)
  Accumulated deficit                                                (6,873,629)
                                                                    -----------
Total capital deficiency                                               (225,356)
                                                                    -----------
                                                                    $ 2,652,954
                                                                    ===========
See accompanying notes to condensed financial statements
                                       2

                               T/F Purifiner, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)

                           Three Months Ended September 30,   Nine Months Ended June 30,
                           --------------------------------   --------------------------
                                     1996           1997          1996           1997
                                     ----           ----          ----           ----
Net sales                      $   378,528        312,022    $ 1,219,825    $ 1,160,211
Cost of sales                      201,097        249,580        694,966        758,131
                               -----------    -----------    -----------    -----------
Gross profit                       177,431         62,442        524,859        402,080


Operating expenses:
  Selling                          273,567        804,869        625,777      2,009,065
  General and administrative       178,235        222,092        503,629        836,774
  Deferred profit                   (7,117)        (1,704)        12,323         (8,167)
                               -----------    -----------    -----------    -----------
                                   444,685      1,025,257      1,141,729      2,837,672
                               -----------    -----------    -----------    -----------
  Operating loss                  (267,254)      (962,815)      (616,870)    (2,435,592)


Other income (expense):
  Interest expense                  (7,018)       (80,391)       (24,417)       (96,366)
  Interest income                     --           20,169           --           49,229
                               -----------    -----------    -----------    -----------


Net loss                       $  (274,272)   $(1,023,037)   $  (641,287)   $(2,482,729)
                               ===========    ===========    ===========    ===========

Loss per common share          $      (.08)   $      (.20)   $      (.20)   $      (.48)
                               ===========    ===========    ===========    ===========

Weighted average common          3,627,495      5,186,076      3,151,423      5,154,987
  shares outstanding             =========      =========      =========      =========





See accompanying notes to condensed financial statements.

                                               T/F Purifiner, Inc.

                                         Condensed Statements of Changes
                                   in Stockholders' Equity (Capital Deficiency)
                                                   (Unaudited)


                                                                                                                   Total
                                    Common       Stock      Additional                                          Stockholders'
                               -----------------------       Paid-In-     Unearned      Loans     Accumulated  Equity (Capital
                                    Shares      Amount       Capital    Compensation  Receivable    Deficit      Deficiency)
                               ------------------------------------------------------------------------------------------------


Balance at January 1, 1997        5,097,080    $ 5,097    $ 6,323,505    $(123,114)   $   --      $(4,390,900)   $ 1,814,588

Cancellation of common stock         (8,676)        (9)       (22,491)        --          --             --          (22,500)

Exercise of stock options, net      116,975        117        238,469         --       (73,931)          --          164,655

Issuance of compensatory
  stock options and warrants           --         --           92,849      (92,849)       --             --             --

Amortization of unearned
  compensation                         --         --             --        180,630        --             --          180,630

Issuance of Stock Purchase
   Warrant                             --         --          120,000         --          --             --          120,000

Net loss                               --         --             --           --          --       (2,482,729)    (2,482,729)
                                ---------------------------------------------------------------------------------------------

Balance at September 30, 1997     5,205,379    $ 5,205    $ 6,752,332    $ (35,333)   $(73,931)   $(6,873,629)   $  (225,356)
                                =============================================================================================



See accompanying notes to condensed financial statements.

                               T/F Purifiner, Inc.
                       Condensed Statements of Cash Flows
                  Nine months ended September 30, 1996 and 1997
                                   (Unaudited)

                                                                   1996           1997
                                                                   ----           ----
Operating activities                                          $  (641,287)   $(2,482,729)
Net loss
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Amortization                                                   12,021        102,403
    Issuances of Common Stock compensatory options
     and warrants                                                  27,679        180,630
    Cancellation of common stock                                     --          (10,000)
    Depreciation and amortization of property and equipment        24,712         56,701
    Changes in operating assets and liabilities:
      Trade accounts receivable, net                              (72,636)       (43,749)
      Inventories                                                (102,763)       (90,320)
      Prepaid expenses and other current assets                   (33,060)       (36,491)
      Other assets                                                 (5,839)       (10,504)
      Accounts payable - trade                                    (17,527)      (153,242)
      Accrued expenses                                            176,733         73,401
      Customer deposits and other                                  37,475       (142,737)
      Accrued interest and other payables - related parties       (58,417)          --
      Deferred rent                                                (1,484)        (6,750)
                                                              -----------    -----------
Net cash used in operating activities                            (654,393)    (2,563,387)

Investing activities
Patents and trademarks                                           (183,302)       (56,475)
Purchases of property and equipment                               (69,644)      (184,802)
Acquisition of DB Filters                                          (1,275)          --
(Increase) decrease in other assets, net                          (33,362)         6,100
Increase in note receivable from shareholder/officer                 --         (200,000)
Decrease in note receivable from shareholder/officer                 --          200,000
                                                              -----------    -----------
Net cash used in investing activities                            (287,583)      (235,177)

Financing activities
Increase in deferred issuance and financing costs                 (92,300)       (70,325)
Proceeds from issuances of Common Stock and
  exercise of stock options, net                                  976,155      1,193,749
Collection of subscription receivables                              7,000           --
Proceeds from notes payable                                       225,000         20,200
Payment on notes payable and capital lease obligations            (34,996)       (23,283)
Proceeds from shareholder loans                                    16,000      2,000,000
Payment on shareholder loans                                      (51,213)          --
Payment on former shareholder loans                                  --         (103,300)
Borrowing from investee                                            25,000         20,875
Repayment to investee                                             (41,612)       (28,226)
                                                              -----------    -----------
Net cash provided by financing activities                       1,029,034      3,009,690
                                                              -----------    -----------
Increase in cash and cash equivalents                              87,058        211,126
Cash and cash equivalents at beginning of period                   31,732        928,960
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $   118,790    $ 1,140,086
                                                              ===========    ===========

During 1997 and 1996, the Company entered into capital lease  obligations in the amount of approximately $49,000 and $7,500, respectively.


See accompanying notes to condensed financial statements.

                               T/F Purifiner, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION AND COMPANY

The unaudited condensed financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1996 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations for these interim periods. Such interim financial statements have been prepared on the basis of presentation as more fully described in the Company's annual financial statements and should be read in conjunction with the Company's audited financial statements which are included in the Company's Form 10-KSB. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

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

At September 30, 1997, deferred issuance costs of approximately $32,000, included in other assets, represent costs incurred by the Company in connection with the Company's planned issuances of securities. Such costs will be charged directly against the net proceeds of the related offering if it is successfully completed or will be expensed if the offering is abandoned. At September 30, 1997 other current assets includes approximately $19,000 of deferred financing costs, net, which represent costs associated with obtaining QIP debt financing (Note 5)and are being amortized to interest expense over the remaining term of the agreement.

2.   INVENTORIES

At September 30, 1997, inventories consist of the following:


            Raw materials                                      $ 384,712
            Finished goods                                       131,137
            Supplies                                              14,710
                                                               ---------
                                                               $ 530,559
                                                               =========

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)
                                   (Unaudited)

3.   CONTINGENCIES

During 1995, the Company commenced a patent infringement case against a competitor which is currently anticipated to go to trial in late 1997 or early 1998. The competitor subsequently asserted certain counterclaims against the Company and certain of its employees. The ultimate outcome of these counterclaims cannot currently be determined at this time but the Company believes it has meritorious defenses and will eventually prevail in these actions.

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

In January 1997, a patent holder filed an action against the Company for non payment of approximately $21,000 of unpaid royalties claimed by him and seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. The case is scheduled to go to trial in the summer of 1998. Although the Company believes it has meritorious defenses against certain of the monetary amounts alleged by the licensor patent owner, it has offered to pay the patent holder such alleged unpaid royalties, which amount relates primarily to the timing of the royalty payment and legal fees regarding defending certain patents pending of the licensor. The Company, upon advice of counsel, does not believe the license holder will be in a position to obtain an injunction against the Company's manufacturing and selling of the Purifiner products. However, the ultimate outcome of this matter cannot be determined at this time.

In late 1996 and subsequently, TF Systems, Inc.'s former law firm claimed that it was due approximately $313,000 in legal fees related primarily to obtaining the manufacturing and marketing rights to the Purifiner for TF Systems, Inc. ("TFS") and the Company. TFS was awaiting the judgment of an appellate court which, if adjudicated in TFS's favor, would have provided TFS with sufficient funds to pay such legal fees and other possible legal fee claims from other attorneys aggregating approximately $72,000 at September 30, 1997. On February 26, 1997, the appellate court ruled against TFS and, accordingly, the funds discussed above are not currently available to TFS to satisfy such claims. T/F Purifiner, Inc. did not assume these obligations as part of its purchase of TFS and management believes such amounts are not the responsibility of T/F Purifiner, Inc. On June 24, 1997, TFS's former law firm filed a complaint

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)
                                   (Unaudited)

3.   CONTINGENCIES (CONTINUED)

against the Company, TFS, Richard C. Ford, individually and an inactive company controlled by Richard C. Ford demanding payment of approximately $313,000 of legal fees and costs, plus interest and attorney fees. The ultimate outcome of this litigation and other unasserted claims against the Company cannot be determined at this time. No liability has been recorded for any of these claims in the accompanying balance sheet.

4.   JOINT VENTURE

Effective January 1, 1996, the Company entered into a joint venture agreement whereby such venture, TF Purifiner Ltd. ("Ltd"), will sell and distribute the Company's product in Europe, the Middle East and certain African countries. The Company has an approximate 45% interest in Ltd's operations (50% common stock voting interest) and is accounting for Ltd using the equity method. The Company is not required to fund Ltd and will sell product to Ltd until such time as Ltd decides to exercise its rights under the agreement to manufacture the Company's products. Ltd was initially capitalized with approximately $88,000 provided by one of its shareholders. Through September 30, 1997, Ltd advanced the Company approximately $137,000, to be used to fund certain patent and trademark filings for the venture's exclusive territory. At September 30, 1997, approximately $16,000 remained unexpended. For the three and nine months ended September 30, 1997 and 1996, the Company had sales of approximately $11,000 and $53,000 in 1997, respectively, and $6,000, and $248,000 in 1996, respectively, to Ltd at negotiated prices. At September 30, 1997 and 1996, approximately $9,000 and $12,000 has been deferred as unrealized intercompany profit related to the inventory sold to Ltd which is included in Ltd's inventory at September 30, 1997 and 1996, respectively. The Company is currently in the process of renegotiating this joint venture agreement relating to the ownership / licensing of various pending patents filed by Ltd's funding shareholder, as well as other matters. The ultimate outcome of these negotiations cannot be determined at this time.

At September 30, 1997 and 1996 summarized financial information of Ltd is as follows:

                                                  1996      1997
                                                  ----      ----
      Total assets                            $363,000    $590,000
      Total liabilities (1)                    630,000   1,411,000
      Capital deficiency                     (267,000)    (821,000)
      Total revenues                           218,000     319,000
      Gross profit                              81,000     130,000
      Net loss                                (267,000)   (345,000)

(1) Includes approximately $1,355,000 and $559,000 at September 30, 1997 and 1996, respectively, of loans due to one of Ltd's foreign shareholders, collateralized by substantially all the tangible assets of Ltd.

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

Additionally, the Company issued a Common Stock Purchase Warrant to QIP for the purchase of 500,000 shares of the Company's Common Stock, exercisable at $2.75 per share and expiring on December 31, 2000. These warrants have been assigned a value of $120,000 and, accordingly, such amount has been credited to additional paid in capital and the $2,000,000 note payable has been recorded net of a $120,000 discount which is being amortized to interest expense over the term of the note.

The Company has also agreed to register securities of QIP under certain circumstances.

6.   COMMON STOCK

During the nine months ended September 30, 1997, 116,975 shares of Common Stock were issued pursuant to the exercise of options at exercise prices ranging from $2.00 to $6.00 per share. As of September 30, 1997, the Company had received $164,655 in net cash proceeds and was owed $73,931, substantially all from current or former employees, related to the cashless exercise of these options.

7.   STOCK OPTIONS AND WARRANTS

During the nine months ended September 30, 1997, the Company granted 486,000 options (58,750 of which were subsequently cancelled upon termination of employment) to purchase Common Stock to various employees at exercise prices ranging from $4.50 to $10.00 and 60,000 options (40,000 of which were subsequently cancelled upon termination of a consulting agreement) to consultants at exercise prices of $9.00 and $9.50 per share. Additionally, during this period, the Company granted 10,000 warrants to various consultants which are exercisable at $9.50 per share and expire on January 27, 1999.

                               T/F Purifiner, Inc.
                    Notes to Financial Statements (continued)
                                   (Unaudited)


7.   Stock Options and Warrants (Continued)

During the nine months ended September 30, 1997 and 1996, the Company expensed approximately $181,000 and $13,200, respectively related to compensatory stock options and warrants to various consultants and the Board of Advisors using the Black-Scholes Option Pricing Model.

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

GENERAL

The Company was formed in 1987, and commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) products. The acceptance of the Purifiner products is the result of various factors, including the growing desire of users to extend oil change intervals, reduce maintenance costs, extend engine life and preserve the environment. In 1997, the Company has been unable to significantly increase its revenues through its current distribution network. Accordingly, the Company has recently refocused certain of its resources on the development of commercial relationships with original equipment manufacturers ("OEM's"), which the Company believes will result in the increasing acceptance of the Purifiner products in the marketplace and, accordingly, increase revenues. There can be no assurance that such efforts to develop commercial OEM relationships will be successful.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statements of operations.

                                                 Percentage of Revenues
                                                 ----------------------
                                                       Nine months
                                                   Ended September 30,
                                                   -------------------
                                                    1996         1997
                                                    ----         ----
Net sales                                            100%         100%
Operating costs and expenses:
  Cost of sales                                      (57)         (65)
  Selling expenses                                   (51)        (173)
  General and administrative expenses                (41)         (72)
  Other                                               (1)           -
                                                    -----        -----
Total operating costs and expenses                  (150)        (310)
                                                    -----        -----

Operating loss                                      ( 50)%       (210)%
                                                   =======       ======

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

      Net Sales. Net sales decreased by 4.9% from $1,219,825 in 1996 to $1,160,211 in 1997. This decrease was primarily attributable to the effect of the Company's price reductions implemented in the last quarter of 1996. During 1996, the Company had approximately $248,000 of sales to Ltd, the Company's joint venture formed in 1996 compared to approximately $53,000 in 1997. Approximately, $9,000 of intercompany profit on these sales to Ltd have been deferred at September 30, 1997.

      Effective October 15, 1996, the Company implemented a new product pricing strategy to reduce the Company's selling prices to enable end users to obtain a significantly improved return on investment. The Company believed this new strategy would promote the sale of the Company's products and result in increased long-term revenues from unit and replacement filter sales and also provide the Company with the ability to reduce its product costs, primarily through 1) volume purchase discounts, 2) utilization of excess fixed manufacturing capacity and 3) improved production processes. To date, the Company has not realized the significant increase in revenues it had anticipated as a result of lowering its selling prices and, accordingly, also did not realize the anticipated cost savings related thereto. Therefore, the Company's gross margin was adversely affected. Accordingly, effective November 1, 1997, the Company revised its pricing strategy and increased the prices of substantially all the Purifiner units in order to recapture various cost increases from product improvements, material cost increases and to position the Purifiner pricing to be in alignment with the Company's strategy to sell Purifiners to Original Equipment Manufacturers ("OEM's"). The Company is currently refocusing certain of its resources in an effort to sell the Purifiner directly to OEM's. There can be no assurance that the OEM's will eventually purchase the Purifiner from the Company.

      Cost of Sales. Cost of sales increased by 9% from $694,966 in 1996 to $758,131 in 1997. The Company's gross margin decreased from 43% to 34.7%, substantially all due to the significant price reductions implemented in 1996, cost increases to the product incurred primarily for improvements and excess fixed cost manufacturing capacity offset by the reduction of sales made to Ltd. at substantially lower sales prices than the Company's exclusive international distributor pricing. Unless the Company can increase its revenues, its gross margins will continue to be adversely affected by its excess fixed cost manufacturing capacity.

      Selling Expenses. Selling expenses increased by 221% from $625,777 in 1996 to $2,009,065 in 1997. The primary reasons for this increase were the increases in various selling expenses such as salaries for new personnel and consultants, compensatory stock options and warrants, commissions, office and related expenses, brochures and catalogs, advertising, product evaluation and engineering expenses, and travel and trade show expenses in 1997 versus 1996. As a percentage of revenues, selling expenses increased from 51% in 1996 to 173% in 1997.

      Commencing in late 1996, but primarily in the first two quarters of 1997, the Company began implementing a product evaluation program, whereby it would supply Purifiner units, replacement filters and installation services at no cost to certain potential customers or to assist its distributors potential customers, to evaluate the effectiveness of the Purifiner. The costs related to this evaluation program have been charged to selling expenses and no revenues have been recognized. To the extent these evaluations are not successful or the Company is unable to consummate these potential sales, the Company's future revenues will be adversely effected.

      General and Administrative Expenses. General and administrative expenses increased by 66% from $503,629 in 1996 to $836,774 in 1997 and, as a percent of revenues, increased from 41% to 72%. This dollar increase was generally due to the increased level of business activity, specifically including increases in personnel, consultants, compensatory stock options and warrants, travel, and professional fees.

      Operating Loss. As a result of the foregoing, the Company's operating loss increased from $616,870 in 1996 to $2,435,592 in 1997.

      Interest Expense and Income. Interest expense increased by 295% from $24,147 in 1996 to $96,366 in 1997. This increase resulted from an increase in average short and long term borrowings outstanding in 1997 versus the comparable period in 1996, specifically the $2,000,000 short term loan from QIP. Interest income increased to 49,229 in 1997 as a result of investing idle cash balances and interest earned on notes receivable from its former president, which note was repaid in June 1997.

      Net Loss. As a result of the foregoing, the Company's net loss increased from $641,287 for 1996 to $2,482,729 for 1997.

LIQUIDITY AND CAPITAL RESOURCES

      To date, the Company's capital requirements in connection with its business activities have been and will continue to be significant. To fund its activities, the Company has been dependent upon available cash generated from operations, the proceeds of sales of its securities to investors and stockholders, and other loans, including its June 1997 short term borrowing from QIP. The Company's 1996 auditors report included an explanatory paragraph which stated that because the Company has sustained recurring operating losses and negative cash flows from operating activities, these factors raise substantial doubt about the Company's ability to continue as a going concern.

      At September 30, 1997, the Company had a working capital deficiency of $594,570 and its current ratio (current assets to current liabilities) was .76 to 1, as compared with working capital of $1,727,933 and a current ratio of 3.1 to 1 at December 31, 1996. At September 30, 1997, the Company had $1,140,086 of cash and cash equivalents. Outstanding short-term debt from lenders and shareholders was $2,090,384 at September 30, 1997 and included a former shareholder loan of $103,468 due to the Estate of Willard Taylor on January 31, 1998 and $1,947,333 net of a discount of $52,667, due QIP on December 19, 1997.

The proceeds from the QIP loan shall be used solely for general operating expenses and to hire additional marketing employees for the Company. The balance of long term debt was $340,928 at September 30, 1997, and included a former shareholder loan of $295,258 due to the Estate of Willard Taylor.

      At September 30, 1997, the Company owed approximately $323,000 in current liabilities to various trade and other unrelated creditors. These creditors continue to provide services to the Company; however, there can be no assurance that they will continue to do so in the future while all or a portion of such amounts remains outstanding. The Company has made certain payments and intends to use a portion of existing funds and future financings to repay the amounts due to creditors.

      Consistent with industry practices, the Company may accept product returns or provide other credits in the event that a distributor holds excess inventory of the Company's products. The Company's sales are made on credit terms which vary significantly depending on the nature of the sale. In addition, the Company does not hold collateral to secure payment from its United States and Canadian distributors. Therefore, a default in payment by one or more of the Company's United States and Canadian distributors or customers could adversely affect the Company's business, results of operations and financial condition. The Company believes it has established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables.
However, there can be no assurance that actual returns and uncollectible receivables will not exceed the Company's reserves. Any significant increase in product returns or uncollected accounts receivable beyond reserves could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has not experienced material product returns or uncollectible receivables in the past, however, there can be no assurance that such trends will continue in the future.

      Sales of the Company's products will depend principally on end user demand for such products and acceptance of the Company's products by original equipment manufacturers. The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance, particularly worldwide, for the Company's existing and proposed products will require substantial marketing efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.

      The Company currently is not generating sufficient revenues to fund its existing and planned expansion of its operations. Accordingly, the Company has embarked and is implementing plans to raise additional capital. The Company intends to use such additional financing to increase its marketing and sales efforts, including the hiring of additional sales and technical personnel and related costs, implementation of advertising, promotional and marketing programs, and expanded engineering capabilities to deal more effectively with original equipment manufacturers. Additionally, the Company may hire additional manufacturing, operating, and administrative personnel and acquire additional capital equipment and leasehold improvements, as required, as increased sales levels are achieved. Prior to the due date of the Company's $2,000,000 obligation to QIP, the Company plans on completing another financing which will enable it to repay such loan to QIP and provide sufficient capital to continue its expansion plans. However, there can be no assurance that such financing will be successful.

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

                                                             T/F PURIFINER, INC.
                                                                    (Registrant)


Date:  November 10, 1997                               By  /s/ Keith T.J. Hart
                                                       -----------------------
                                                               Keith T.J. Hart
                                                   Chief Executive Officer and
                                                       Chief Financial Officer