Form 10KSB
period 1997-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 1998-09-11
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-KSB

(Mark one)

[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1997
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

              For the transition period from _________ to _________

                         Commission file number 0-29192


       Puradyn Filter Technologies, Incorporated (formerly T/F Purifiner, Inc.)
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                  14-1708544
          --------                                  ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

3020 High Ridge Road, Suite 100
Boynton Beach, Florida                                    33426
----------------------------------------               ---------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number (561) - 547-9499

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                  Name of each exchange on which registered

----------------------------------     -----------------------------------------
----------------------------------     -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.  $1,352,663.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.


Common stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on August 15, 1998. Based on the closing price of the Common Stock quoted on the OTC Bulletin Board as reported on August 15, 1998 ($.375), the aggregate market value of the 1,683,406 shares of the Common Stock held by the persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $631,000. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.


                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 20, 1998: 5,206,379.


This report contains a total of 69 pages.

                                     PART I


All discussions herein give effect to a 2.5:1 forward stock split for all stockholders of record as of January 1, 1997, except as otherwise specifically set forth. Unless the context otherwise implies, the term "Company" refers to Puradyn Filter Technologies, Incorporated (formerly known as T/F Purifiner, Inc.) and T/F Systems, Inc., as described more fully below.



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

Recent Events and Strategy
--------------------------

         In late March 1998, several key employees and Directors were either terminated or resigned from their positions with the Company. These individuals included the Company's Executive Officer, who was also a Director, Vice Presidents of Sales and Marketing, and Technology, its Controller and two members of the Board of Directors. Subsequent to these actions, the Company's sole Director is Richard C. Ford.

         At or about the same time, the Company curtailed its operations and reduced its remaining workforce to key personnel. These actions were taken for a number of reasons, of primary importance was reducing the amount of cash required to maintain operations of the Company while it continues to seek to arrange additional financing and replace certain personnel who are no longer with the Company. There can be no assurance that such financing or other alternatives, such as selling the Company, will be accomplished. Without further financing it is unlikely that the Company will be able to sustain operations.

         As a result of the Company's performance and in light of the recent events discussed above, the Company is in the process of reevaluating its strategy as discussed below.

         As the Purifiner has had limited acceptance in the marketplace, the Company's strategy has been to obtain product credibility by disproving the long-held conviction that oil must be changed regularly in accordance with manufacturers' recommended guidelines. Gradually, the credibility of the Purifiner and the concept of extended oil replacement intervals is becoming more readily accepted. The Company believes that this increasing acceptance is due to successful third-party testing of the product, awards and other recognition the Purifiner has received and the increased awareness of consumers as well as vehicle, engine and oil companies that oil, if kept continually clean, will have a significantly longer, useful life resulting in significant cost and environmental benefits.

          The Company is currently working with certain original equipment manufacturers ("OEM's") to enable them to evaluate the benefits of the Purifiner with the goal of obtaining their approval of the Purifiner and eventually to install the Purifiner on their products at their factories and distribute the Purifiner throughout their dealer networks (See "Marketing"). These OEM's are mindful of the significant competitive benefits of extended drain intervals and the environmental and related regulatory considerations of the use of an oil purification system such as the Purifiner.

         Currently, the Company is refocusing its new distribution network and direct sales activities, primarily in the heavy-duty truck marketplace, primarily in the United States, although it does have some international distributors to which it allocates limited amounts of resources. The Company also formed a foreign joint venture effective January 1, 1996, to market the Purifiner through Europe, the Middle East, the former Soviet Union, Egypt, and South Africa. (See "Distribution" for recent events related to this joint venture). In the future, the Company plans to expand its distribution channels worldwide, as well as the number of market segments on which it focuses.

         The Company had employed direct sales personnel to help establish and service its aftermarket distributors and to directly sell its products to certain major national accounts. Additionally, the Company employed technical and installation personnel to assist customers in analyzing the benefits of the Purifiner through oil analysis, as well as answering technical questions and assisting with the training and installation on the use of the Purifiner. In the future, the Company may also consider additional joint ventures to manufacture and/or market its products in various parts of the world.

         There can be no assurance that the Company will be able to successfully implement its strategies.

Risk Factors
------------

Potential for Continuing Losses; Accumulated Deficit; Explanatory Paragraph in Independent Auditors' Report

         Prior to 1993, the Company was engaged in limited sales activities. Consequently, the Company has had a limited operating history upon which an evaluation of the Company's prospects and performance can be made. The Company's prospects must be considered in light of risks, expenses, difficulties and delays frequently encountered in connection with the formation and early phase of operation of a new business, the development and commercialization of new products based on innovative technology and the high level of competition in the industry in which the Company operates. The Company has had significant losses in each year of its operations. In addition, the Company has an accumulated deficit, which amounted to approximately $10,300,000 as of June 30, 1998. Significant losses continued for the second quarter of the Company's fiscal year, and it is likely that significant losses will continue until such time, if ever, as the Company is able to generate a level of revenue sufficient of offset these continuing early-phase expenditures. There can be no assurance that the Company will be able to successfully implement its business strategy, that its revenues will increase in the future or that it will ever be able to achieve profitable operations.

         The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements stating that the Company's recurring operating losses and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern.

Dependence on Significant Customers

         During 1997, fourteen of the Company's customers accounted for approximately 56% of the Company's revenues, and one customer accounted for 11% of the Company's revenues. Termination of the arrangements with any of these significant customers could have a material adverse effect on the Company's financial condition or operations. There can be no assurance that the Company will retain any or all of these customers or, if such customers are not retained, that the Company would be able to attract and retain new customers to replace the revenues currently generated by these significant customers.

Uncertainty of Product and Technology Development; Technological Factors

         The Company has not completed development and testing of certain of its proposed products and proposed enhancements to its products, some of which are still in the planning stage or in relatively early stages of development. The Company's success will depend in part upon the ability of its proposed products to meet targeted performance and cost objectives, and will also depend upon their timely introduction into the marketplace. The Company will be required to commit considerable time, effort and resources to finalize development of its proposed products and product enhancements. Although the Company anticipates that the development of its products and technology will be successfully concluded, its product development efforts are subject to all of the risks inherent in the development of new products and technology (including unanticipated delays, expenses and difficulties, as well as the possible insufficiency of funding to complete development). There can be no assurance as to when, or whether, such product development efforts will be successfully completed. In addition, there can be no assurance that the Company's products will satisfactorily perform the functions for which they are designed, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in their development. There can be no assurance that, despite testing by the Company and by current and potential end users, problems will not be found in new products after the commencement of commercial shipments, resulting in loss of or delay in market acceptance.

Limited Marketing Activity; Uncertainty of Market Acceptance

         The Company has only recently commenced limited marketing and sales activities relating to its products and has limited financial, personnel and other resources to undertake extensive marketing, sales and advertising activities. To date, the Company has generated limited revenues from the sale of its products, which have achieved only limited market acceptance. Demand for the Company's products and the Company's proposed products will depend principally upon consumer demand for the Purifiner. The oil filtration industry has historically been competitive, and as is typically the case with innovative products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance for the Company's existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform consumers of the benefits and cost advantages of its products and achieve name recognition. There can be no assurance that the Company will be able to penetrate existing markets on a wide scale basis or position its products to appeal to mainstream consumer markets or that any marketing efforts undertaken by the Company will result in increased demand for or market acceptance of the Company's existing and proposed products. The Company relies, and intends to continue to rely, in part, on arrangements with third parties for the marketing of its products, including arrangements with distributors and other strategic partners. There can be no assurance that they or the company will be able to successfully market the Company's products or that their efforts will result in any significant increase in revenues.

Dependence on Suppliers

         A substantial portion of the Company's products' component parts are manufactured by various suppliers for assembly by the Company. The Company believes its relationships with its suppliers are satisfactory and that alternative suppliers are available if relationships falter or existing suppliers are unable to keep up with the Company's requirements. However, there can be no assurance that the Company's current or future suppliers will be able to meet the Company's requirements on commercially reasonable terms or within scheduled delivery times. An interruption of the Company's arrangements with suppliers could cause a delay in the production of the Company's products for timely delivery to distributors and customers. The absence of suitable manufacturing arrangements would have a material adverse effect on the Company's operations.

Dependence on Distributors

         The Company currently sells its products through distributors for resale to other distributors or customers, and is highly dependent upon acceptance of its products by such distributors, customers and their active marketing and distribution efforts relating to the Company's products. Most of the distributors to whom the Company sells it products, including those that are contractually obligated to purchase the Company's products in order to maintain their distribution territories, could discontinue carrying the Company's products at any time. Due to increasing competition, distributors are increasingly in a stronger position to negotiate favorable terms of sale, including price discounts and product return policies. There can be no assurance that the Company will be able to increase or maintain its distribution, and as a result, the Company's operating results could be adversely affected.

Competition; Technological Obsolescence

         Although there is limited competition in the electric mobile oil purification system market, the market for full-flow oil filters, in general, and by-pass oil filters, in particular, is characterized by intense competition. To the extent that the Company's products reduce oil consumption, full-flow oil filter sales and disposal costs and extend engine life, the Company's products compete with, or affect the sales of, many well established companies. These companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing and sale of their products and technology. Certain of these competitors have the financial resources necessary to enable them to withstand substantial price competition or downturns in their markets. In addition, certain companies may be expected to develop technologies or products which may be functionally similar to some or all of those being developed by the Company.

Industry standards with respect to the markets for the technology and products being developed by the Company may be characterized as evolving, which often results in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete will depend on its ability to complete development and introduce into the marketplace in a timely manner its proposed products and technology, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

Dependence on Key Personnel

         The success of the Company will be largely dependent on the efforts of the members of the management of the Company. The Company has not as yet entered into employment agreements with various members of the management of the Company, and there can be no assurance that such persons will continue their employment with the Company. The loss of the services of one or more of such key personnel would have a material adverse effect on the Company's ability to maximize its use of its products and technologies or to develop related products and technologies. The success of the Company also in dependent upon its ability to hire and retain additional qualified executive, engineering and marketing personnel. There can be no assurance that the Company will be able to hire or retain such necessary personnel. The Company does not presently have "key man" life insurance with respect to members of its management.

Product Concentration

         Although the Company has taken steps to broaden its product offerings, sales of the Purifiner and related products and enhancements are expected to continue to account for a substantial portion of the Company's sales for the foreseeable future. Future growth will depend upon acceptance of the Purifiner by a broader group of customers. Failure to achieve broader acceptance would have a material adverse effect on the Company's financial condition and results of operations. In addition, any factors adversely affecting the Purifiner, such as the introduction of superior products or shifts in the needs of the marketplace, would have a material adverse effect on the Company's financial condition and results of operations.

Significant Outstanding Payables

         At March 31, 1998, the Company owed approximately $473,000 in current liabilities to various trade and other unrelated creditors. The inability to obtain credit on commercially reasonable terms, or at all, resulting in an interruption of supplies or services, would have a material adverse effect on the Company's operations.

Risks Associated With Proposed International Operations and International Distribution

         The Company may enter joint ventures with foreign partners, and the Company has already entered into one joint venture at this time. Although there can be no assurances that this will occur on a large scale, if they were to occur, such operations would be subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burden of complying with a variety of foreign laws, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations and political and economic instability. Additionally, the protection of intellectual property of the Company may be more difficult to enforce outside of the United States. In the event that the Company is successful in expanding its international operations, the imposition of exchange or price controls or other restrictions on foreign currencies could materially affect the Company's business, operating results and financial condition.

         Part of the company's sales are made through distributors in foreign countries. Sales through these distribution channels are also subject to a number of risks, including unexpected changes in regulatory requirements, import and export restrictions and tariffs, and currency fluctuations and political and economic instability.

Product Protection, Expiration of Patents and Patents Pending Infringement

         The Company's success is heavily dependent upon its proprietary technology. The Company relies on a combination of contractual rights, patents, trade secrets, trademarks, non-discloure agreements and technical measures to establish and protect its proprietary rights. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of products with features based upon, or otherwise similar to, those of the Company's products. In addition, although the Company believes that its technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that the Company's technology does not and will not so infringe or that third parties will not assert infringement claims against the Company in the future. In the case of infringement, the Company would, under certain circumstances, be required to modify its products or obtain a license. There can be no assurance that the Company would be able to do either in a timely manner or upon acceptable terms and conditions, and such failure could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the resources to defend a patent infringement or other proprietary rights infringement action.

         One patent licensed by the Company expired on November 18, 1997; two other patents will expire September 15, 1998 and June 6, 2008. The expiration of these patents may have an adverse competitive effect on the Company. The Company has obtained U.S. patents and/or some foreign patents for its Filter Plus Filter, a redesigned Purifiner and a new oil flow meter based on patents filed in 1994 through 1996. There can be no assurance that the patents pending for these new products in various foreign countries will be issued or that they will provide meaningful proprietary protection.

Possible Fluctuations in Operating Results

         The Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including product returns, purchasing patterns of consumers, the length of the Company's sales cycle to key customers, distributors and other strategic partners, the timing of the introduction of new products and product enhancements by the Company and its competitors, technological factors, variations in sales by product and distribution channel, and competitive pricing. Consequently, the Company's product revenues may vary significantly by quarter, and the Company's operating results may experience significant fluctuations.

Limited Market for the Company's Securities

         There is currently only a limited trading market for the Common Stock of the Company. The Common Stock of the Company trades on the OTC Bulletin Board under the symbol "PFTI", which is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ System. While the Company expects to apply for inclusion of its Common Stock on NASDAQ (Small Cap) at such time as its securities comply with applicable criteria for inclusion, there can be no assurance the Company's Common Stock will ever qualify for inclusion within the NASDAQ System or that more than a limited market will ever develop for its Common Stock.

Certain Legal Proceedings

         Certain legal matters that may present risks to the Company relating to patent infringements, license agreements and other claims can be found below in "Item 3, Legal Proceedings".


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

Background and Formation of Puradyn Filter Technologies, Incorporated
---------------------------------------------------------------------

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

        In 1987, T/F Systems, Inc., a Delaware corporation ("Systems") , of which Richard C. Ford and Willard H. Taylor (deceased) were equal stockholders, obtained certain limited distribution rights to the Purifiner in several states from Refineco Manufacturing Company, Inc. ("Refineco"), then located in Oakland Park, Florida (Byron Lefebvre, currently an employee of the Company, was then the President of Refineco). In 1988, Systems obtained an option to acquire the exclusive manufacturing and marketing rights to the Purifiner in the event Refineco, and subsequently, Purifiner Distribution Corporation of Chicago, Illinois, were unable to meet their commitments to supply Purifiners to Systems. As a result of a default, a failure of the manufacturer to meet this supply commitment, Systems obtained the worldwide manufacturing and marketing rights to the Purifiner in 1990.

         In February 1988, Puradyn Filter Technologies, Incorporated (formerly T/F Purifiner, Inc.) was incorporated in Delaware under the name "Econology Systems, Inc." On October 16, 1990, the name was changed to "T/F Purifiner, Inc." The Company was inactive until 1991, when it obtained the distribution and marketing rights to the Purifiner by virtue of an assignment from Systems (at the time owned equally by Messrs. Ford and Taylor) . However, System's ownership of the rights to the Purifiner were contested in court by other third parties who were also manufacturing and marketing a device similar to the Purifiner and using the Purifiner trademark. Eventually, the court ruled in favor of Systems with respect to its manufacturing and marketing rights, and in May 1993 all appeals by the other parties were exhausted. During the period of this litigation, the Company continued to market the Purifiner, but success was limited due to various factors including the pending litigation and the actions by these other parties in the marketplace.

         Prior to December 31, 1995, Puradyn Filter Technologies, Incorporated ("Puradyn"), was the exclusive distributor and Systems was the exclusive manufacturer of the Purifiner. On December 31, 1995, in exchange for any claims Puradyn had in the delay damage award, Puradyn purchased all operating assets and assumed all operating liabilities of Systems, except for (a) any benefits and/or liabilities related to a delay damage judgment awarded in December 1994 against the other parties discussed above, and (b) liabilities related to certain stockholder advances made to Systems by Ford and Taylor. Accordingly, Puradyn currently owns all manufacturing rights previously owned by Systems.

         Prior to Mr. Taylor's death in May 1993, Mr. Taylor and Mr. Ford had each contributed equal amounts of working capital to the Company and each owned 50% of the issued and outstanding capital stock. Following Mr. Taylor's death, despite Mr. Ford's subsequent investments in the Company, the business activities and growth of the Company had been hampered by, among other things, insufficient capital. Commencing in early 1996 through January 1998, the Company has raised net proceeds of approximately $6.6 million through the issuance of debt or equity securities to finance its operations. The Company is continuing to incur operating losses, which has resulted in cash flow difficulties and the continuing need for additional financing. The inability of the Company to obtain adequate financing when needed, will have a material adverse effect on the Company, including requiring the Company to significantly curtail or cease its operations.

         On February 4, 1998, the Company filed a Certificate of Amendment to its Certificate of Incorporation which changed its name from T/F Purifiner, Inc. to Puradyn Filter Technologies Incorporated.

Products
--------

         The Purifiner Oil Purification System dramatically extends the life of lubricating oil in gas and diesel engines as well as hydraulic fluid used in industrial machinery. The core product, the Purifiner, can be attached to any engine. In essence, it works like a dialysis machine that filters blood to rid it of impurities, so it keeps the oil in engines continually clean. Whenever the engine or machinery is operating, the Purifiner is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as liquid contaminants (water, fuel and antifreeze). As the Purifiner dramatically extends the useful life of the oil, it also protects engines from the harmful wear caused by contaminants in oil. As dirty, damaging oil does not come in contact with the engine, the result is less down time for maintenance and longer engine life. Further, not only are oil purchases drastically reduced, but as used hydraulic fluids are recovered and no waste oil is generated, the need for and cost of disposal decline dramatically.

         Thus, the Purifiner reduces maintenance costs by decreasing oil consumption, engine wear, increased fuel economy, and the necessity for overhauls and certain other types of general maintenance. All these savings are achieved from utilizing the Purifiner which has a relatively short payback period, which in some cases is less than one year. Accordingly, the Purifiner achieves great savings and, therefore, increased profits for its end users.

         The Purifiner is manufactured in six different sizes suitable for placement on engines or equipment with oil sump capacities ranging from 5 to 240 quarts. The Purifiner also can be used in multiples for larger oil sumps. Qualified personnel can usually install the Purifiner on engines and other equipment in approximately 1 1/2 to 2 hours.

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

         The Purifiner consists of a canister that can be mounted on the firewall, fender well, frame of a vehicle or on other convenient locations, depending on the particular application. The canister inlet is connected either to the engine's oil-pressure sending unit or, for hydraulic applications, a pressure line. The outlet is connected to the sump. The canister houses the Element and an evaporation chamber heated by an enclosed heating element. Under pressure from the engine or equipment, engine oil enters the canister via a metering jet that regulates the flow of oil to approximately three and six gallons per hour, depending on the size of the Purifiner. The oil passes slowly through the Element, where solid contaminants in the oil are trapped. The Element includes compacted long-strand natural cotton fibers that retain solid particles as small as approximately one micron. A conventional paper oil filter will typically remove particles down to 15-30 microns. According to a paper published by the Society of --Automotive Engineers in its SAE Paper No. 660081, dated January 1966, "filtering the used oil through a 5-micron filter did not significantly reduce the wear rate; however, when the oil was filtered through a 1 micron filter, there was a significant reduction." The natural cotton filtering media in the Element also absorbs water, traps sulfur and neutralizes the acids which are left in the oil by conventional paper filters. The slow rate at which the oil passes through the Element helps ensure maximum contaminant retention.

         After filtration the oil flows slowly over the diffuser plate located in the dry-heated evaporation chamber where it is heated to a temperature of approximately 200 degrees Fahrenheit (slightly higher on the HBS model) to enable the removal of the liquid contaminants including water, fuel and coolant. The stainless steel heating element is sealed in aluminum and, for safety is, completely isolated from direct contact with the oil. The liquid contaminants are evaporated and then vented out of the Purifiner before they can recondense in the oil. These gases and water vapor are vented back into the induction system and are consumed in the combustion process or vented to atmosphere. (On hydraulic applications, the water vapor is vented into the atmosphere.) The cleaned oil then flows back to the engine crankcase via gravity. These processes continue whenever the equipment or engine is operating.

         The Company also manufactures and distributes its replacement Elements for the Purifiner with the exception of the TF8SP. The Company generally recommends that the Element be replaced at the engine manufacturer's recommended/approved periodic oil change interval (with one exception for one model currently used for gasoline applications only, the Company generally recommends that the Element be replaced every ten thousand miles or 250 hours when used for gasoline powered automobiles and vans or as oil analysis dictates). The Company recently introduced a U.S. patent approved oil-flow meter which enables the user to visually confirm that the oil is flowing through the Purifiner. The useful life of oil and the Element is dependent on several factors, including the quality of the oil used, type of fuel, condition of engine, and the type and operating environment of the equipment. Accordingly, the change intervals mentioned above may vary. Elements can be changed and an oil sample taken in approximately five to fifteen minutes by the customer.

        The Company estimates that the current cost of an oil and full flow-filter change (assuming a person does not do the oil change himself or herself) is approximately $100 or more for heavy duty trucks. The cost varies depending on, among other things, the type of engine and application, labor and oil costs, and costs of waste oil disposal. Depending on the size of the Purifiner Element, the current suggested prices for retail end-users of the Elements range from approximately $8.75-29.50 and the cost of an oil analysis purchased through the Company currently costs approximately $8.50 per sample.

        The Company has recently received patents from the United States Patent Office and certain other countries for a new Element (the "TFP Filter Plus"), in which pelletized chemicals are added to the filtering media. The chemicals are antioxidants which will reduce the amount of oxidation, stabilize the alkalinity and further help reduce the acid build-up of the oil. This is especially important on new engines built since enactment of the Clean Air Act of 1992, which requires tighter specifications for diesel engines. As these engines consume less oil, the amount of makeup oil that is added, which also replenishes the consumed additives in older engines, has decreased. The TFP Filter Plus helps compensate for this factor.

        When the Element is changed, make-up oil is added to replace any oil retained in the used Element or consumed in the normal engine combustion process. The Company's performance warranties for product used in the United States and Canada requires the user to take a small sample of the used oil for submission to an oil testing laboratory at the same intervals that the OEM recommends/approves for an oil change, but at least once a year. (See "Warranties.") The Purifiner has an oil sample valve to expedite the taking of the oil sample. The current customer cost of testing an oil sample ranges from de minimis (if a customer has access to a testing facility) to approximately $8.50. The cost of an oil sample may exceed $8.50 in certain foreign countries.

         Users must maintain a record of the laboratory oil analysis results in order for the Company's warranties to remain in effect. Management believes that the risk of losing the Purifiner's warranties encourages customers to complete the oil analysis and replace Elements in a timely manner, making the Purifiner more effective and stimulating recurring Element sales. The oil analysis also helps the Company monitor customer satisfaction, and should a problem arise with a particular application, the Company and the customer can work together to address the problem and find a solution on a timely basis. Finally, oil analysis has been analogized to blood samples for humans, in that through proper analysis other problems occurring within the engine or equipment, apart from oil contamination, can be diagnosed and corrected before incurring significant problems. To date, there have been no material warranty claims, although there can be no assurances that such a trend will continue. Due to the sometimes prohibitive cost of oil analyses and generally more frequent recommended/approved oil change intervals for engines used in certain countries outside the United States and Canada, primarily due to the poorer quality of oil and fuel used, not all performance warranties for Purifiner products (whether offered by the Company or by the Company's distributors) used outside the United States and Canada require oil analyses at the OEM recommended/approved oil change intervals.

         The Purifiner has no moving parts and consequently requires no significant ongoing maintenance. The Purifiner has an in-line pre-strainer to prevent the metering jet from becoming clogged by large contaminant particles. As long as the Elements are changed at the recommended/approved intervals, and other standard preventive maintenance procedures are performed, the Company believes that the Purifiner will perform as designed. Purifiners used for hydraulic applications do not require as frequent Element changes since hydraulic oil applications typically do not contain the level of contaminants as other oil applications. In order to maintain the Company's performance warranties, users must, among other things, change the full flow filters once a year or every 50,000 to 60,000 miles or 1500 hours, depending on the particular application of the Purifiner. The cost of changing a full flow filter is part of the cost of an oil change, as discussed above.

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

Marketing
---------

         The Company' s products are eventually expected to be marketed to numerous market segments, including trucking, marine, agricultural, bus, recreational vehicle, generator, construction, mining, industrial and hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the primary focus is on the on-highway segment.

         To date, the Company has not expended any material amounts to advertise its products in the marketplace and has relied upon editorials, trade shows and other methods to promote its products. However, the Company has expended material amounts in its selling efforts. During 1994 and subsequently, the Company's products have achieved recognition from well-known sources, including
(i) certification by the California Environmental Protection Agency's Department of Toxic Substances as a "Pollution Prevention Technology", (ii) receipt of the State of Florida' s 1995 Governor' s New Product Award (Small Business Category), (iii) receipt of the National Society of Professional Engineers 1996 New Product Award "for innovative use of engineering principals and materials, improved function and savings in use and benefit to the national economy" (Small Business Category) ; and (iv) receipt of the World Trade Center's (Ft. Lauderdale, Florida) 1996 Award for Outstanding Achievement in International Trade (Manufacturing) . Management believes that such recognition has and will continue to enable the Company to increase the credibility and acceptance of its products.

         In February 1996, the Purifiner gained the support of the American Oceans Campaign ("AOC"), a not-for-profit organization devoted to ensuring the earth's waters are kept free of contamination and pollution. Management believes that the association with AOC and similar groups will be a cost-effective way to promote the Purifiner and increase its sales. However, no assurance can be given that such associations will be successful in promoting the Company's products.

         In April 1996, the Company made arrangements to help facilitate retrofit sales of the product at the end user level. Leasing Services, Incorporated ("LSI") , with principal offices located in Solana Beach, California and Boston, Massachusetts, is a national leasing company that will provide lease financing to certain of the Company's users, subject to normal credit considerations with respect to the user. Many customers have found the up-front cost of purchasing the Purifiner to be prohibitive for large scale retrofits. Lease financing will enable the user to immediately benefit from reduced maintenance expenses and to pay for the Purifiner from such savings over variable terms. The Company has no written agreement with LSI, receives no consideration from LSI and merely provides its customers with LSI's brochure which explains LSI's services.

         With this arrangement, the Company and its distributor network are able to provide to its customers a complete product package, that includes the Purifiner, installation assistance and third party financing. Management believes the ability to provide a turnkey program should provide the Company with a competitive edge. However, no assurance can be given that this approach will result in increased revenues to the Company and to date this arrangement with LSI has not resulted in any material increase in revenues.

         The Company relies on management's ability to determine the existence and extent of available markets for its product. Company management and consultants had considerable sales and marketing backgrounds and devoted a significant portion of their time to sales related activities. The Company has marketed its products at various national trade shows, including the International Truck Show in Las Vegas, Nevada, Mid-America Truck Show in Louisville, Kentucky, the Maintenance Council Show in Orlando, Florida, the ConAgra Show in Las Vegas, Nevada and others.

         Management believes that the ultimate success of its product will depend on the approval of and sales directly to OEMs and through their distribution networks. A number of international and domestic engine and truck OEMs are currently evaluating the Company' s products, such as Mack Trucks, Freightliner Trucks (trucks), and Detroit Diesel Corporation (engines). There can be no assurance that these or other OEMs will accept the Company's products for original placement on their equipment or directly approve the use of the Purifiner with their equipment. The Company's joint venture has recently entered into a supply contract with an international engine manufacturer and expects to sell a private label Purifiner to them commencing in 1998. To date, the Company's customers have requested that the Purifiners be installed at a Volvo USA factory (North Carolina), Navistar International factory and a Mack Truck factory on a very limited number of vehicles.

Distribution
------------

         The Company currently distributes its products through several channels under the Purifiner trademark. To date, purchasers of the Company's products have included USF Dugan, Carroll's Foods, Cyprus Bagdad Corporation, Dade County Schools, Fort Worth Carriers, Coca Cola Enterprises, Sysco Foods, Vulcan Chemicals and others.

         The Company currently does not have written distribution agreements with its smaller domestic and Canadian distributors, however the Company did require these domestic and Canadian distributors to make an initial purchase of a minimum dollar amount of the Company's Products. All distributors (domestic and foreign) must pay in a timely fashion. With substantially all its international distributors, the Company has entered into written distribution agreements which typically memorialize the minimum dollar amount or units to be purchased and the shipping terms.

         The Company has warehouse distributors located in the United States and Canada, primarily in the heavy-duty trucking industry. The remaining distributors are located primarily in South America, England (See "Distribution") and the Far East. These distributors purchase product directly from the Company and sell to their existing or new customers. Late in 1997, the Company decided to curtail the use of substantially all U.S. manufacturers representatives, except for one primarily industrial agent in the Mid-Central U.S., whose job it was to establish and service warehouse distributors and introduce the Company's products to selected fleets. These responsibilities are now performed primarily by direct employees. The Company does utilize manufacturers representatives in the recreational vehicle market, and in Canada, to enable the Company's personnel to focus its efforts on the US on-highway segment. The Company pays its manufacturer's representatives negotiated commission rates, depending on the level of services provided. The manufacturer's representative contracts can be canceled by either party on 30 to 60 days notice.

        During 1997, 31 customers accounted for approximately 73% of the Company's net sales, 14 of which accounted for approximately 56% of the Company's net sales and one customer accounted for approximately 11% of Company net sales. There are no assurances that each or all of these customers will continue to do business with the Company and the loss from one or a combination of the Company's significant customers could have a material adverse affect on the Company's revenues.

        TF Purifiner Ltd. Pursuant to a joint venture agreement (the "Centrax Agreement") dated December 18, 1995 (but effective January 1, 1996), the Company became a stockholder in TF Purifiner Ltd. ("Ltd."), an English company limited by shares and formed under England's Company's Act 1985. The other stockholders and parties to the agreement include Centrax, Ltd., the Barr family (the "Barr Family") who includes Messrs. Richard H.H. Barr, C. Robert Barr, the Chief Executive Officer of Centrax, and Richard A. Barr, Albert N. Davies, of Devon, England (who is not an affiliate of Centrax or the Barr Family). Centrax, located in Devon, England, had sales of approximately $87 million for 1997 from its worldwide activities in power generation and specialist aero-engine components. The principal stockholders of Centrax include Richard H. H. Barr, C. Robert Barr and Richard A. Barr (the Barr Family), who are also directors of Centrax.

        Ltd.'s primary purpose is to market and establish distribution for the Purifiner throughout Europe, the Middle East, the former Soviet Union, Egypt and South Africa (the "Territory"). In this regard, the Company has granted to Ltd. its rights under existing licenses, trademarks, and patents with respect to existing products and its rights with respect to future products to allow for the marketing and distribution of the products in the Territory. Ltd. also had the option to manufacture the products based upon market acceptance and other factors which it exercised in 1997.

         Puradyn owns approximately 45% of Ltd. and has a 50% voting interest, however, the Board of Directors is controlled by Centrax representatives. Forty-five (45%) percent is owned by Centrax and the remaining approximately 10% is owned by Mr. Davies. Puradyn is not obligated to fund any of the operations of Ltd., which, pursuant to the Centrax Agreement, may be provided (i) by borrowings by Ltd. from a bank; (ii) from Centrax; or (iii) from the Barr Family, such borrowings or guarantees by the Barr Family or Centrax shall be made until such time as Ltd. is self-funding. If the Barr Family does not fund Ltd.'s operations, the Company has the right to take back Ltd.'s manufacturing, marketing and distribution rights, as well as any patent and trademark rights assigned or to be assigned to Ltd. by the Company for this Territory. To date, Ltd. is negotiating to establish, and/or has established distributors or taken over the servicing of existing Company distributors in various countries, including the United Kingdom, Italy, France, Turkey, the Czech and Slovak Republics, Norway, Denmark, Bahrain, The Netherlands, Sweden, Hungary, Republic of Ireland, Poland, Finland, Spain and Portugal. There can be no assurance that such distributors will be successful in introducing the Purifiner in their territories as they will face obstacles similar to those the Company and its other distributors have encountered in introducing an innovative technology in their territories. Further, there can be no assurance that Ltd's other 45% owner (Centrax), which is responsible for the ultimate funding of Ltd., will continue to fund Ltd.'s operations; discontinuing such funding could have a material adverse effect on the Company's operations in this Territory. Ltd. has also commenced or completed various Purifiner evaluation programs, including those on a large United Kingdom ("U.K.") based fleet. This U.K. test was recommended by a large international engine manufacturer and has been successfully completed, however, this fleet has decided not to purchase the Purifiner, even though the engine company has approved its use. In 1998, Ltd. entered into a supply contract with this international engine manufacturer and expects to sell a private label Purifiner to them commencing in 1998.

         Centrax has filed patents pending on a product consisting of a full flow and bypass oil filter, all housed in one Purifiner unit, as well as a side-by-side full-flow and Purifiner bypass filter design. These patent pending products were designed primarily for original equipment placement by OEMs. The Company is commencing to negotiate with Centrax regarding the ownership/licensing of these pending patents and the rights to distribute these products within and outside the Territory. There can be no assurance that such negotiations can be successfully completed. The Company has the right to distribute any new products developed by Ltd. everywhere other than the Territory. Additionally, the Company is negotiating with Centrax concerning other matters, including the possible discontinuation of the joint venture with Centrax. The ultimate outcome of the negotiations cannot be determined at this time.

Navistar International Dealers
------------------------------

         In 1995, the Company entered into aftermarket programs with Navistar in the United States and Canada as part of its agreement to provide Navistar dealers with the Company's product line. The aftermarket program has provided the Company with the opportunity to be invited to participate in Navistar trade fairs, but that program is not part of any written agreement between the Company and Navistar. However, the Company's Products are included in Navistar's catalog programs for the United States and for Canada which are sent to Navistar dealers. Finally, the Company may be given the opportunity to participate in advertising programs initiated by Navistar, but to date has only done so on a limited basis in Canada. These aftermarket programs are administered by Navistar and, to date, have not resulted in a significant number of new Navistar dealers purchasing Product from the Company.

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

Sales
-----

        Direct Sales. The Company directly and/or with the assistance of its manufacturer's representatives, warehouse distributors or other agents markets its products directly to national accounts. Typically these larger customers, and some smaller customers, have required an evaluation period, usually ranging from three to twelve months, to ensure that the Company's products perform as advertised. Management believes that this evaluation period will continue to be shortened as the Company's products gain wider acceptance and support from well-known customers and OEM's, such as Ford Motor Company, Perkins Engine Company and others.

         Currently, the Company' s products are being evaluated by numerous potential end users, including Ford Motor Company, Metro Dade and Broward County Transit, Murphy Farms, CF Motor Freight, City of San Francisco, Pepsi-Cola Company, Motor Cargo, United States Air Force, United States Postal Services, Wal~Mart, Waste Management, Tyson Foods and others. There can be no assurance that such evaluations will be successful and, even if successful, that they will result in sales for the Company.

         In July 1995, the Company' s products were issued National Stocking Numbers by the General Services Administration pursuant to a contract which expires in June 1998; the Company believes this will enable the Company to more efficiently sell its products to the U.S. Government and its agencies. The Company intends to enter into a new long term contract prior to September 1998.

         International Sales. The Company directly and/or with the assistance of commission based manufacturer's representatives have primarily non-exclusive distributors in various countries, including Australia, Thailand, Colombia, Panama, Pakistan, China, Hong Kong, Brazil and other countries. The majority of these distributorships were established in 1995 and later; therefore, the ultimate success of these and the other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories, including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. The Company's sales to its Asia/Pacific distributors in 1997 was $200,000 ($249,000 in 1996) and has been adversely affected by the weakened local economies of these nations and future sales to these distributors are expected to be adversely effected due to these continuing economic problems. Additionally, sales to Ltd. in 1997 were only $55,000 versus $254,000 in 1996, and it is anticipated that if the joint venture continues, sales by the Company to Ltd. will decrease as a result of Ltd. commencing its own manufacturing operation. Finally, sales to South America in 1997 amounted to $151,000 versus $159,000 in 1996. Due to the focus of the Company on the US marketplace and other factors, it is anticipated that sales in this and other international regions may also decrease in 1998. See "TF Purifiner Ltd." There can be no assurance that the Company's international distributors will be successful in distributing the Company's products in their territories.

Manufacturing and Production.
----------------------------

         The Company subcontracts for the manufacture of component parts for its Purifiners and manufactures substantially all of its Elements. The component parts are assembled, packed and shipped from the Company's facility in Boynton Beach, Florida.

         The Company currently single sources (i.e. purchases each raw material and component part from a specific vendor) substantially all of its raw materials and component parts from various vendors in the United States. Substantially all the tools and dies used by certain of the Company's vendors are owned by the Company. The Company believes that there are alternative sources of supply, and the Company does not anticipate that the loss of any single supplier would have a material long term adverse effect on its business, operations or financial condition. However, as the Company is currently experiencing cash difficulties, it is especially subject to the possibility, on the short term, that a critical unpaid vendor will cease doing business with the Company. Management intends, subsequent to obtaining sufficient financing and as its volume of sales increase, to obtain additional tooling and dies and to upgrade certain of its existing manufacturing equipment and may expand its vendor network for the purpose of limiting its exposure to its single source suppliers. However, there can be no assurances that its volume of sales will increase or that such additional financing will be obtained or will be obtainable, on terms that are in the best interest of the Company or its stockholders. The Company is in the early process of implementing QS 9000 to ensure that the Company's product quality will consistently meet the requirements of the trucking and automotive industries.

Warranties.
----------

         The Purifiner carries a six-month performance warranty, and is currently generally warranted to the original user to be free of defects in material and workmanship for five years (previously 10 years), except for the heating element which is currently warranted for two years (previously five years). The Company also offers limited 250,000-mile and 100,000-mile continuous oil purification performance warranties for Class VII and VIII trucks in the United States and Canada and limited performance warranties for recreational vehicles, including a twelve-month performance warranty, as well as some limited performance warranties with a specific industrial user. The Company maintains $2,000,000 aggregate ($1,000,000 per occurrence) product liability insurance coverage in both the US and certain foreign markets.

Competition.
-----------

         Although the Company believes it is the largest supplier of bypass oil purification systems (see "Legal Proceedings - Premo Litigation") , the Company effectively competes with other bypass oil filtration products such as the Spinner II unit of T.F. Hudgins, Inc., and the bypass filter made by Luberfiner, Inc., The Donaldson Company, Parker Hannifin Corporation - Racor division, and others. The Company's products affect the sales of full-flow filters, maintenance services, replacement parts, original oil sales and oil disposal, as well as sales of new engines.

         All of these products and services are provided by companies that have significantly greater financial, marketing and operating resources than does the Company. Additionally, the Company's other direct competitors include Premo Lubrication Technologies, Incorporated and Certified Technologies, Corp.

Patents and Trademarks.
----------------------

         The Company has a license and royalty agreement (See Item 3 - "Legal Proceedings") with the owner of two of the U.S. patents covering the Company's existing Purifiners. These patents expire in September 1998 and June 2008. This agreement also covers several foreign issued and pending patents in several other countries, the earliest of which will expire in June 2004. The term of the agreement is for the life of the patents and any improvements thereto and requires the payment of a 5% royalty based on the net sales price, as defined, of the covered products. This agreement also covers the U.S. Purifiner trademark for which the Company pays a 1% royalty based on net Element sales, as defined. The Company is primarily responsible for maintaining and defending the integrity of these patents and trademark.

        The Company has registered its product trademark ("Purifiner") in substantially all the countries of the industrialized world (other than in the United States, where the Company's licensor has registered the trademark) and is registering the Puradyn trademark in the United States.

        The Company has patents pending for the TFP Filter Plus and a redesigned Purifiner in substantially all industrialized countries of the world; these were filed by the Company in 1994 through 1996, and to date have been issued in the United States and certain other foreign countries (See "Distribution - TF Purifiner Ltd.). In 1996, the Company filed for U.S. patent protection for its new oil flow meter which will enable the user to visually determine that the oil is flowing through the Purifiner. The oil flow meter patent was approved in the U.S. in early 1997. The Company has also been issued a US patent in 1997 on another method of introducing additives into the oil. There can be no assurance that such patents pending will be issued or that issued patents will be developed into commercially viable products or withstand competitive threats to their patentability.

Governmental Approval.
---------------------

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

Engineering and Development.
---------------------------

         The Company had four employees who focused primarily on engineering and development, prior to the termination of its Vice-President of Technology and reassignment of his administrative assistant. One is the inventor and originator of four U.S. patents issued to the Company in 1996 and 1997, as well as of the most recently issued patent licensed to the Company. During the last two years the inventor has devoted substantially all of his time to the engineering, development and enhancement of the Company's products. The other three employees, included the Company's former Vice President of Technology, who was hired in September 1997 and a mechanical designer who was hired in January 1998, who devoted substantially all their time to the engineering, development and enhancement of the Company's products, with a current emphasis on requirements of OEM's, and researching, developing and engineering various product enhancements which will enable the current and future generation of Purifiners to compete more effectively in the marketplace, and an administrative assistant. Specifically, during 1997, the Company's engineering resources have focused on improving product quality, including redesigning the Purifiner lid, improving sealing and heating characteristics, improving mounting and other hardware and banjo fittings. Certain of these improvements were required in order to eliminate leaks from the Purifiner which occurred under certain circumstances and resulted in various of the Company's product evaluations being extended, or in some cases, curtailed. The Company's engineering department has focused on the underlying reasons for these leaks and have implemented product enhancements to resolve this problem.


Employees.
---------

         At March 31, 1998, the Company had 14 employees, 3 of whom were engaged in manufacturing, assembly, quality control, warehousing and shipping, 5 in marketing, technical and installation assistance and sales, 2 in engineering and development and 4 in administrative positions. None of the employees are represented by a labor union. The Company believes its employee relations are good.


ITEM 2.   DESCRIPTION OF PROPERTY.
          -----------------------

        Substantially all of the Company's operations are conducted from its 14,500 square foot facility located in Boynton Beach, Florida. The facility is leased for a term ending March 31, 1999 at a current annual rate of approximately $90,000.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

Legal Proceedings.
-----------------

Premo Litigation.

         On December 8, 1994, the Company, and Robert C. Malt, filed a patent infringement action against Premo Lubrication Technologies, Incorporated ("Premo") and Charles Borzarelli (collectively the "Defendants") in the United States District Court for the Southern District of Florida. The Defendants subsequently filed certain counterclaims, as amended, against Plaintiffs including that the Company and certain of its employees have libeled the Defendant's business and unlawfully interfered with its business relationships. During February 1998, this case was settled with no adverse effect to the Company.

Malt Litigation:

         On January 13, 1997, Robert C. Malt, as owner of certain patents licensed to the Company, filed an action against Puradyn Filter Technologies, Incorporated and T/F Systems, Inc. (collectively the "Defendants") in the Circuit Court of the 15the Judicial Circuit of Florida in Palm Beach County. Mr. Malt has alleged that the Defendants are in breach of their license agreement with Malt. Malt is seeking a (1) permanent injunction to enjoin the Defendants from manufacturing and marketing the covered Purifiner products and use of the U.S. trademark and (2) approximately $21,000 for alleged past-due breaches of the license agreements. The Company has filed an answer to this case and is proceeding to trial. The Company believes it has meritorious defenses with respect to the monetary amounts alleged by the licensor patent owner, which amount relates primarily to the timing of the royalty payment and legal fees regarding defending certain patents pending of the licensor. The Company, upon advice of counsel, does not believe that the Plaintiffs will be in a position to obtain an injunction against the Company's selling of the Purifiner products. In 1998, the Company unsuccessfully attempted to settle this case in order to avoid the costs related to ongoing litigation. This case is scheduled to go to trial in December of 1998.

Searcy, Denny, Scarola  et. al and Related Claims:

         On June 24, 1997, Searcy, Denny, Scarola, Barnhardt & Shipley, P.A. ("Plaintiff") filed an action in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, against Systems, the Company, Richard C. Ford, individually, and Controlled Fuel Systems, Inc., an inactive Company controlled by Richard C. Ford ("Defendants") for unpaid legal fees and costs of approximately $313,000 plus interest and attorney's fees.

         In late 1990 and early 1991, the Plaintiff was engaged by Systems to represent it in obtaining the manufacturing and marketing rights to the Purifiner and to perform other general matters for Systems. The Plaintiff was ultimately successful in assisting Systems in obtaining such rights. TFS was awaiting the judgment of an appellate court which, if adjudicated in TFS's favor, would have provided TFS with sufficient funds to pay such legal fees and other possible legal fee claims aggregating approximately $75,000, and thereby remove the possibility of the Company being held liable for such fees. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims and the case involving these funds has been remanded to the trial court for a retrial. Puradyn did not assume these obligations as part of its purchase of Systems, and was indemnified by Systems with regard to these claims and related expenses. Management believes such amounts are not the responsibility of Puradyn Filter Technologies, Incorporated and intends to vigorously defend against this action. However, Systems is an inactive company whose only asset is the claim that was reversed on appeal and maybe retried by Systems. Accordingly, the ability to collect such funds, as required, from Systems is uncertain. The ultimate outcome of this litigation against the Company cannot be determined at this time, however, based on the opinion of counsel, a favorable outcome is likely.

Other Matters:

         In addition, in the ordinary course of business, the Company has been named in an action concerning a balance due to a vendor.

         On September 8, 1998 the Company received notice from a stockholder regarding a potential stockholders' derivative action and/or a direct negligence action against the prior Directors and Officers. The Company advised the stockholder that it is not pursuing any potential claim at this time. The impact of this contingent matter is not resonably determinable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         As of February 28, 1998, there were approximately 278 stockholders of record of the Company's stock. The closing bid price quoted on the OTC Bulletin Board sheets for the Company's Common Stock at April 2, 1998 was $.375. Prior to its name change the Company traded under the symbol "TFPU" and currently trades under the symbol "PFTI".

         The transfer agent for the Company's Common Stock is Florida Atlantic Stock Transfer, Inc., 5701 N. Pine Island road, Tamarac, Florida 33321.

         The Company has never declared or paid cash dividends on its Common Stock and is restricted in doing so without the approval of Quantum Industrial Partners LLC ("Quantum"). The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's existing agreement with Quantum, earnings, capital requirements, expansion plans, financial condition and other relevant factors.

         The following table sets forth for the period indicated, the high and low closing prices for the period from October 2, 1996 (the date first quoted) through December 31, 1996, quarterly periods in 1997, and from January 1, 1998 through March 31, 1998.

                                                        Common Stock
                                                        High                Low
                                                        ----                ---

         October 2, 1996 - December 31, 1996            $9.05             $6.30
         January 1, 1997 - March 31, 1997               10.00              7.90
         April 1, 1997 - June 30, 1997                   9.25              4.75
         July 1, 1997 - September 30, 1997               7.75              3.25
         October 1, 1997 - December 31, 1997             4.38              2.00
         January 1, 1998 - March 31, 1998                3.12              1.10
         April 1, 1998 - June 30, 1998                   1.63               .38
         July 1, 1998 - August 31, 1998                   .69               .38

         The above quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other than historical and factual statements, the matters and items discussed in this Annual Report on Form 10-KSB are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.

General

The Company was formed in 1987, and commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) products. The acceptance of the Purifiner products is the result of various factors, including the growing desire of users to extend oil change intervals, reduce maintenance costs, extend engine life and preserve the environment. In 1997, the Company had been unable to significantly increase its revenues through its current distribution network. Accordingly, the Company had recently refocused certain of its resources on the development of commercial relationships with original equipment manufacturers ("OEM's"), which the Company believes will result in the increasing acceptance of the Purifiner products in the marketplace and, accordingly, increase revenues and was also in the process of establishing a U.S. master distributor network to be formed with larger distributors than the Company currently deals with. The Company believed these master distributors would be in a better position, based upon their size and experience, to expand the Purifiner sales. There can be no assurance that such efforts to develop commercial OEM relationships and establish a successful master distributorship organization will be successful. As previously discussed, the Company is currently reevaluating its overall strategy, including its allocation of resources.

Recent Events and Strategy
--------------------------

         In late March 1998, several key employees and Directors were either terminated or resigned from their positions with the Company. These individuals included the Company's Executive Officer, who was also a Director, Vice Presidents of Sales and Marketing, and Technology, its Controller and two members of the Board of Directors. Subsequent to these actions, the Company's sole Director is Richard C. Ford.

         At or about the same time, the Company curtailed its operations and reduced its remaining workforce to key personnel. These actions were taken for a number of reasons, of primary importance was reducing the amount of cash required to maintain operations of the Company while it continues to seek to arrange additional financing and replace certain personnel who are no longer with the Company. There can be no assurance that such financing or other alternatives, such as selling the Company, will be accomplished. Without further financing it is unlikely that the Company will be able to sustain operations.

         As a result of the Company's performance and in light of the recent events discussed above, the Company is in the process of reevaluating its strategy as discussed below.

         As the Purifiner has had limited acceptance in the marketplace, the Company's strategy has been to obtain product credibility by disproving the long-held conviction that oil must be changed regularly in accordance with manufacturers' recommended guidelines. Gradually, the credibility of the Purifiner and the concept of extended oil replacement intervals is becoming more readily accepted. The Company believes that this increasing acceptance is due to the third-party testing of the product, awards and other recognition the Purifiner has received and increasing awareness of consumers as well as vehicle and engine manufacturers and oil companies of the cost benefits, the Company's warranties, as well as environmental benefits of conserving oil and reducing the disposal of waste oil.

         The Company is currently working with certain original equipment manufacturers ("OEM's") to enable them to evaluate the benefits of the Purifiner with the goal of obtaining their approval of the Purifiner and eventually to install the Purifiner on their products at their factories and distribute the Purifiner throughout their dealer networks (See "Marketing"). These OEM's are mindful of the significant competitive benefits of extended drain intervals and the environmental and related regulatory considerations of the use of an oil purification system such as the Purifiner.

         Currently, the Company is refocusing its new distribution network and direct sales activities, primarily in the heavy-duty truck marketplace, primarily in the United States, although it does have some international distributors to which it allocates limited amounts of resources. The Company also formed a foreign joint venture effective January 1, 1996, to market the Purifiner through Europe, the Middle East, the former Soviet Union, Egypt, and South Africa. (See "Distribution" for recent events related to this joint venture). In the future, the Company plans to expand its distribution channels worldwide, as well as the number of market segments on which it focuses.

         The Company had employed direct sales personnel to help establish and service its aftermarket distributors and to directly sell its products to certain major national accounts. Additionally, the Company employed technical and installation personnel to assist customers in analyzing the benefits of the Purifiner through oil analysis, as well as answering technical questions and assisting with the training and installation on the use of the Purifiner. In the future, the Company may also consider additional joint ventures to manufacture and/or market its products in various parts of the world.

         There can be no assurance that the Company will be able to successfully implement its strategies.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statements of operations.

                                                  Percentage of Revenues
                                                  ----------------------
                                                          Year
                                                    Ended December 31,
                                                    ------------------
                                                 1996                1997
                                                 ----                ----
Net sales                                         100%               100%
Operating costs and expenses:
  Cost of sales                                  (72)                (75)
  Selling expenses                               (97)               (203)
  General and administrative expenses            (71)                (83)
  Engineering and development                     (6)                (13)
  Impaired assets                                 --                 (24)
  Other                                           (1)                  1
                                                -----              ------
Total operating costs and expenses              (247)              ( 397)
                                                -----              ------

Operating loss                                  (147)%              (297)%
                                                =====              ======


Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

         Net Sales. Net sales increased by 2% from $1,327,230 in 1996 to $1,352,663 in 1997. This small increase was primarily attributable to the effect of the Company's increased direct US selling efforts offset by the effect of the Company's price reductions implemented in the last quarter of 1996, reduced international sales in 1997, inability to turn material evaluations into sales in 1997 and the overall market resistance seen in 1997 to purchase the Purifiner in large volume amounts without long term evaluation periods and the acceptance of the Purifiner by major engine and truck manufacturers. The Company believes this market resistance will turn around in 1998 as major engine and truck manufacturers are currently evaluating extended drain intervals and bypass filtration methods, including the Purifiner, as a means to help meet various federal emissions regulations, as well as for competitive advantage in the marketplace. The approach by which the Company was dealing with its minimal revenue growth is discussed below. Additionally, during 1996, the Company had approximately $254,000 of sales to Ltd., the Company's joint venture formed in 1996 compared to approximately $55,000 in 1997. Approximately $8,000 of intercompany profit on these sales to Ltd. have been deferred at December 31, 1997.

         Effective October 15, 1996, the Company implemented a new product pricing strategy to reduce the Company's selling prices to enable end users to obtain a significantly improved return on investment. The Company believed this new strategy would promote the sale of the Company's products and result in increased long-term revenues from unit and replacement filter sales and also provide the Company with the ability to reduce its product costs, primarily through 1) volume purchase discounts, 2) utilization of excess fixed manufacturing capacity and 3) improved production processes. To date, the Company has not realized the significant increase in revenues it had anticipated as a result of lowering its selling prices and, accordingly, also did not realize the anticipated cost savings related thereto. Therefore, the Company's gross margin was adversely affected. Accordingly, effective November 1, 1997, the Company revised its pricing strategy and substantially increased the U.S. prices of substantially all the Purifiner units in order to recapture various cost increases from product improvements, material cost increases and to position the Purifiner pricing to be in alignment with the Company's strategy to sell Purifiners to Original Equipment Manufacturers ("OEM's"). The Company was currently refocusing certain of its resources in an effort to sell the Purifiner directly to OEM's, as well as establishing a new master distributor network There can be no assurance that the OEM's will eventually purchase the Purifiner from the Company or that the new master distributors will be successful in increasing Purifiner sales. The Company's November 1997 price increase will not affect certain ongoing evaluations which have been quoted at October 15, 1996 prices and certain international distributors for a limited time period.

         Cost of Sales. Cost of sales increased by 7% from $956,628 in 1996 to $1,019,317 in 1997. The Company's gross margin decreased slightly from 27.9% to 24.6%. The gross margin decrease from years prior to 1996 was due to the significant price reductions implemented in 1996, cost increases to the product incurred primarily for improvements and material price increases and excess fixed cost manufacturing capacity offset by the reduction of sales made to Ltd. at substantially lower sales prices than the Company's international distributor pricing. Unless the Company can increase its revenues, it gross margins will continue to be adversely affected by its excess fixed cost manufacturing capacity.

         Selling Expenses. Selling expenses increased by 112% from $1,290,563 in 1996 to $2,740,188 in 1997. The primary reasons for this increase were the increases in various selling expenses such as salaries for new personnel and consultants, compensatory stock options, office and related expenses, advertising, product evaluation and installation expenses, recruiting and restructuring expenses related to the severance of various direct salespeople in 1997, and travel and related expenses in 1997 versus 1996 offset by a $200,000 write off of patent costs in 1996. As a percentage of revenues, selling expenses increased from 97% in 1996 to 203% in 1997.

         Commencing in late 1996, but primarily in the first two quarters of 1997, the Company began implementing a product evaluation program, whereby it would supply Purifiner units, replacement filters and installation services at no cost to certain potential customers or to assist its distributors potential customers, to evaluate the effectiveness of the Purifiner. The costs related to this evaluation program have been charged to selling expenses and no revenues have been recognized. To the extent these evaluations are not successful or the Company is unable to consummate these potential sales, the Company's future revenues will be adversely effected. To date, only a limited number of these evaluations have been converted to actual sales. A primary reason for the Company's inability to convert these evaluations into actual sales and the extension of the evaluation periods, or in some cases their curtailment, has been the fact that under certain circumstances the Purifiner has leaked. The Company's engineering department has focused on the underlying reasons for these leaks and have implemented product enhancements to resolve this problem.

         General and Administrative Expenses. General and administrative expenses increased by 18% from $947,417 in 1996 to $1,121,888 in 1997 and, as a percent of revenues, G & A increased from 71% to 83%. This dollar increase was generally due to the increased level of business activity, specifically including increases in salaries for new personnel and consultants, office and related expenses, travel, and professional fees offset by a reduction in contributions and compensatory stock option and warrant expenses. The Company's significant computer programs are Year 2000 compliant.

         Engineering and Development Expenses. Engineering and development expenses increased by 144% from $75,078 in 1996 to $183,468 in 1997 and, as a percent of revenues, increased from 6% to 13%. This increase was primarily the result of increased personnel costs, compensatory stock options and a refocusing on the reengineering of the Purifiner.

         Impairment. In the fourth quarter of 1997, the Company wrote down the unamortized amount of costs in excess of net assets acquired and wrote down to $1 each the amount of patents and trademarks due to impairment of the respective amounts based on anticipated cash flows. Such costs amounted to $324,330 for the year ended December 31, 1997.

         Operating Loss. As a result of the foregoing, the Company's operating loss increased from $1,959,759 in 1996 to $4,026,921 in 1997.

         Interest Expense and Income. Interest expense increased from $25,354 in 1996 to $460,050 in 1997. This increase resulted from an increase in average short and long term borrowings outstanding in 1997 versus the comparable period in 1996, specifically the $2,000,000 short term loan from QIP, which resulted in $447,000 of interest expense. Interest income increased from $1,843 in 1996 to $62,846 in 1997 as a result of investing idle cash balances and interest earned on a note receivable from its former president, which note was repaid in June 1997.

         Net Loss. As a result of the foregoing, the Company's net loss increased from $1,983,270 for 1996 to $4,424,125 for 1997.

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

         Cost of Sales. Cost of sales increased by 34% from $712,714 in 1995 to $956,628 in 1996. The Company's gross margin decreased from 51.8% to 27.9%, substantially all due to the

19% of 1996 sales made to Ltd. at substantially lower sales prices than the Company's existing exclusive international distributor pricing, and the significant price reductions implemented in 1996. To the extent that additional sales are made by the Company to Ltd., or if its international distributors account for an increasing proportion of sales, the Company's aggregate gross margin will be adversely affected as compared to prior periods.

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

         General and Administrative Expenses. General and administrative expenses increased by 101% from $470,565 in 1995 to $947,417 in 1996 and, as a percent of revenues, increased from 32% to 71%. This dollar increase was generally due to the increased level of business activity, specifically including increases in personnel, compensatory stock options, travel and professional fees.

         Engineering and Development Expenses. Engineering and development expenses increased by 23% from 61,081 in 1995 to $75,078 in 1996 and, as a percent of revenues, increased from 4.1% to 5.7%. This increase was primarily a result of increased personnel and supply expenses.

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

Liquidity and Capital Resources

         To date, the Company's capital requirements in connection with its business activities have been and will continue to be significant. To fund its activities, the Company has been dependent upon available cash generated from operations, the proceeds of sales of its securities to investors and stockholders, and other loans, including the June 1997 $2,000,000 borrowing from QIP and the January 1998 $500,000 borrowing from QIP. The Company's independent auditors' report includes an explanatory paragraph which states that because the Company has sustained recurring operating losses and negative cash flows from operating activities substantial doubt is raised about the Company's ability to continue as a going concern.

         In late March 1998, the Company curtailed its operations and reduced its remaining workforce to key personnel. These actions were taken for a number of reasons, of primary importance was reducing the amount of cash required to maintain operations of the Company while it continues to seek to arrange additional financing.

         At December 31, 1997, the Company had working capital of $407,645 and its current ratio (current assets to current liabilities) was 1.65 to 1, as compared with a working capital of $1,727,933 and a current ratio of 3.1 to 1 at December 31, 1996. At December 31, 1997, the Company had $252,874 of cash and cash equivalents. Outstanding short-term debt from lenders and shareholders was $144,849 at December 31, 1997 and included a former shareholder loan of $103,501 due to the Estate of Willard Taylor (See Note 4 to the Notes to Financial Statements) which was repaid in January 1998. The balance of long term debt was $2,337,167 at December 31, 1997, and included a former shareholder loan of $295,024 due to the Estate of Willard Taylor and $2,008,000 due to QIP (see Notes 4 and 10 to the Notes to Financial Statements). The proceeds from the QIP loans shall be used solely for general operating expenses, repayment of current Estate loan and to hire additional sales employees for the Company.

         At December 31, 1997, the Company had approximately $337,000 in current liabilities to various trade and other unrelated creditors. These creditors continue to provide services to the Company; however, there can be no assurance that they will continue to do so in the future while all or a portion of such amounts remains outstanding. The Company has made certain payments and intends to use a portion of existing funds and future financings, if any, to repay the amounts due to creditors.

         At June 30, 1998, the Company had a cash overdraft of approximately $23,000, negative working capital of approximately $538,000 and owed approximately $487,000 in current liabilities to various trade and other unrelated creditors. Most of these creditors continue to provide services to the company or have indicated a willingness to restructure these obligations, accept Common Stock of the Company in exchange for a certain portion of these obligations, or defer for the current time payment of these obligations. However, one creditor, who claims to be owed approximately $72,000, has initiated suit against the Company, and the Company is seeking to defend this lawsuit based, in part, on what is believed to be excessive charges alleged by this creditor. There can be no assurances that creditors will continue to provide service to the Company or that other creditors will continue to refrain from initiating lawsuits against the Company in the future.

         The Company continues to seek both short term and long term investment commitments from various institutions and investor groups. The Company's director, Richard C. Ford, has loaned to the Company $150,000 in May and June 1998 under one year notes payable at 12% interest. On August 21, 1998 the Company entered into a Revolving Note Agreement with its bank for $250,000 with interest at 8.75%. The Note is secured by substantially all of the Company's assets and is guaranteed by Richard C. Ford, a shareholder and director of the Company. The Note is due August 21, 1999. Management believes that such funding, along with revenues the Company expects to generate from existing customers and as a result of commitments from present and prospective customers will provide the Company with sufficient cash resources through December 1998. There can be no assurances, however, that such cash resources will be sufficient during that time or that the Company will be able to obtain additional financing from either members of management or other investors. In the absence of sufficient revenues or financing, the Company may be unable to sustain its operations.

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

         Sales of the Company's products will depend principally on end user demand for such products and acceptance of the Company's products by original equipment manufacturers ("OEM's"). The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance, particularly worldwide, for the Company's existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.

Impact of Inflation

         Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products.

Quarterly Fluctuations

         The Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including product returns, purchasing patterns of consumers, the length of the Company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the Company and its competitors, technological factors, variations in sales by product and distribution channel, and competitive pricing and general economic conditions throughout the industrialized world. Consequently, the Company's product revenues may vary significantly by quarter and the Company's operating results may experience significant fluctuations.

Events

Management Focus
----------------

         In addition to investing money in the company, Richard C. Ford, Founder, Director and Largest single stockholder has returned on a full-time basis and together with new management, the Company has set a course to significantly reduce expenses. Concurrent with this priority, particular attention will be focused on delivering a higher quality product while putting into effect new marketing techniques aimed at developing systems for enhancing customer service and developing profitable sales.

New Management
--------------

         The company has appointed Alan J. Sandler as its President/COO and Chief Financial Officer effective June 29, 1998. He will be responsible for leading the total management, planning and operation of the company. Most recently, Mr. Sandler served as President,CEO and then consultant of Hood Depot, Inc., a national restaurant supply manufacturer/distributor with offices in Deerfield Beach. From 1979-1995, he was President/CEO of Sandler & Sons Dental Supply Company, a regional Distributor of dental supplies and equipment, based in St. Louis. Previous to this position, Mr. Sandler was a Vice-President of Gardner Advertising Company in St. Louis.

Sales
-----

            Sales efforts by the Company have resulted in the following:

    /bullet/ Contract negotiations with North Carolina and Florida school districts for Puradyn unit installation to their buses.

    /bullet/ Product purchases of 210 units by Metro Dade County during July, August and September, 1998 and approximately an additional 400 Puradyn units during the last quarter of 1998 to the first quarter of 1999.

    /bullet/ A major waste hauler has given the approval for use of Puradyn units and has provided the Company contacts for each of its locations.

    /bullet/ Negotiations are in the process for an initial sale to a major branch of the US Government following completion of a 14-month successful field test evaluation.

    /bullet/ A large engine manufacturer will complete the final phase of on-going tests where Puradyn units appeared to have performed effectively; a purchase decision is anticipated during the fourth quarter of 1998 or the first quarter of 1999.

    /bullet/ A major transit system in the US recently agreed to begin an extensive test of Puradyn units lasting into the fourth quarter of 1998.

    /bullet/ Other numerous evaluations are in progress that management feels should close in the last quarter of 1998 to the first quarter of 1999.

Options Granted
---------------

         As a means of showing appreciation for past performance and in anticipation of valuable future contribution, the company had awarded stock options in the amount of 40% of base salaries to all employees other than management employed as of July 2, 1998. Options will vest At 25% per year over a period of four years with the first vestation occuring July 1, 1999.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

                    Puradyn Filter Technologies, Incorporated


                                    Contents


                                                                                             Page
                                                                                             ----

Independent Auditors' Report..................................................................F-2

Audited  Financial Statements

Balance Sheet as of December 31, 1997.........................................................F-3
Statements of Operations for the years ended December 31, 1996 and 1997.......................F-4
Statements of Changes in Stockholders Equity (Capital Deficiency)
   for the years ended December 31, 1996 and 1997.............................................F-5
Statements of Cash Flows for the years ended December 31, 1996 and 1997.......................F-6
Notes to  Financial Statements................................................................F-7



INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
Puradyn Filter Technologies, Incorporated

         We have audited the accompanying balance sheet of Puradyn Filter Technologies, Incorporated (formerly known as T/F Purifiner, Inc.) as of December 31, 1997, and the related statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Puradyn Filter Technologies, Incorporated as of December 31, 1997 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

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



Richard A. Eisner & Company, LLP

New York, New York
February  20, 1998

With respect to Note 8
September 8, 1998

                    Puradyn Filter Technologies, Incorporated
                                  Balance Sheet
                                December 31, 1997

Assets
Current assets:
  Cash and cash equivalents                                                              $252,874
  Trade accounts receivable, net of allowance for doubtful
    accounts of $50,000                                                                    87,142
  Inventories                                                                             529,440
  Prepaid expenses and other current assets                                               112,477
                                                                                    -------------
Total current assets                                                                      981,933

Property and equipment, net                                                               362,898
Other assets                                                                               17,139
                                                                                    -------------
                                                                                       $1,361,970
                                                                                    =============
Liabilities and Capital Deficiency
Current liabilities:
  Accounts payable - trade                                                               $206,995
  Accrued expenses                                                                        175,859
  Customer deposits and other                                                              96,540
  Current portion of note payable and capital lease obligations                            41,393
  Note payable to former shareholder                                                      103,501
                                                                                    -------------
Total current liabilities                                                                 624,288

Note payable and accrued interest to shareholder                                        2,008,000
Note payable to former shareholder                                                        295,024
Note payable and capital lease obligations                                                 34,143
Deferred rent and liability to equity investee                                              4,063
                                                                                    -------------
Total liabilities                                                                     $ 2,965,518
                                                                                    -------------

Commitments and contingencies

Capital Deficiency:
Preferred Stock, $.001 par value, 500,000 shares authorized                                     -
Common Stock, $.001 par value, 20,000,000 shares
  authorized, 5,205,879 issued and outstanding                                              5,206
Additional paid-in capital                                                              7,297,522
  Unearned compensatory options                                                           (17,320)
  Loans and subscriptions receivable                                                      (73,931)
  Accumulated deficit                                                                  (8,815,025)
                                                                                    -------------
Total capital deficiency                                                               (1,603,548)
                                                                                    -------------
                                                                                       $1,361,970
                                                                                    =============

See accompanying notes to financial statements.

                    Puradyn Filter Technologies, Incorporated


                            Statements of Operations

                     Years ended December 31, 1996 and 1997


                                                                   1996                      1997
                                                                   ----                      ----
Net sales                                                        $1,327,230              $1,352,663
Cost of sales                                                       956,628               1,019,317
                                                               ------------            ------------
Gross profit                                                        370,602                 333,346
                                                               ------------            ------------

Operating expenses:
  Selling                                                         1,290,563               2,740,188
  General and administrative                                        947,417               1,121,888
  Engineering and development                                        75,058                 183,468
  Deferred profit                                                    17,323                  (9,607)
  Impaired assets                                                         -                 324,330
                                                               ------------            ------------
  Total operating expenses                                        2,330,361               4,360,267
                                                               ------------            ------------

Operating loss                                                   (1,959,759)             (4,026,921)

Other income (expense):
  Interest expense                                                  (25,354)               (460,050)
  Interest income                                                     1,843                  62,846
                                                               ------------            ------------

Net loss                                                        $(1,983,270)            $(4,424,125)
                                                               ============            ============

Basic and diluted loss per common share                         $      (.60)            $      (.86)
                                                               ============            ============

Weighted average common shares outstanding                        3,322,250               5,167,681
                                                               ============            ============


See accompanying notes to financial statements

                    Puradyn Filter Technologies, Incorporated

                  Statements of Changes in Stockholders' Equity
                              (Capital Deficiency)



                                          Redeemable
                                         Common Stock             Common Stock            Additional      Unearned     Loans and
                                    ----------------------     --------------------        Paid-In-     Compensatory  Subscription
                                     Shares         Amount      Shares       Amount        Capital        Options      Receivable
                                    ------------------------------------------------------------------------------------------------
Balance at January 1, 1996                -               -    2,793,000     $2,793       $960,699       $      -       $(7,000)

Proceeds from sale of
  redeemable Common Stock, net      393,443       $ 594,000            -                   (23,163)             -             -

Issuance of Common Stock
  to acquire D.B. Filters                 -               -       90,773         91        136,909              -             -

Accrued interest on
  redeemable Common Stock                 -          30,335            -          -        (30,335)             -             -

Collection of subscriptions
  receivable                              -               -            -          -              -              -         7,000

Other issuances of
  Common Stock                            -               -       24,738         25         54,773              -          -

Proceeds from sale of
  Common Stock, net                       -               -    1,331,453      1,331      3,085,671              -          -

Issuance of Common Stock
  in exchange for
  notes payable                           -               -      338,673        339        828,562              -          -

Proceeds from exercise of
   stock options, net                     -               -      125,000        125        244,160              -          -

Issuance of compensatory
    stock options                         -               -            -          -        442,287       (123,114)         -

Expiration of redeemable
  common stock put option          (393,443)       (624,335)     393,443        393        623,942              -          -

Net loss                                  -               -            -          -              -              -          -
                              ------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1996                       -               -    5,097,080      5,097      6,323,505       (123,114)         -

Cancellation of Common Stock              -               -       (8,676)        (9)       (22,491)             -          -


Exercise of stock options, net            -               -      117,475        118        239,456              -    (73,931)


Issuance of compensatory stock
  options and warrants                    -               -            -          -        357,052       (357,052)         -

Amortization of unearned
  compensation                            -               -            -          -              -        462,846          -

Issuance of stock purchase
  warrant                                 -               -            -          -        400,000              -          -

Net loss                                  -               -            -          -              -              -          -
                              ------------------------------------------------------------------------------------------------------


Balance at December 31, 1997              -       $       -    5,205,879     $5,206     $7,297,522       $(17,320)  $(73,931)
                              ======================================================================================================


(RESTUBBED TABLE)
                                                                      Total
                                                                   Stockholders'
                                                                       Equity
                                                 Accumulated          (Capital
                                                   Deficit          Deficiency)
                                               --------------------------------
Balance at January 1, 1996                      $(2,407,630)        $(1,451,138)

Proceeds from sale of
  redeemable Common Stock, net                            -             (23,163)

Issuance of Common Stock
  to acquire D.B. Filters                                 -             137,000

Accrued interest on
  redeemable Common Stock                                 -             (30,335)

Collection of subscriptions
  receivable                                              -               7,000

Other issuances of
  Common Stock                                            -              54,798

Proceeds from sale of
  Common Stock, net                                       -           3,087,002

Issuance of Common Stock
  in exchange for
  notes payable                                           -             828,901

Proceeds from exercise of
   stock options, net                                     -             244,285

Issuance of compensatory
    stock options                                         -             319,173

Expiration of redeemable
  common stock put option                                 -             624,335

Net loss                                         (1,983,270)         (1,983,270)
                                               --------------------------------
Balance at
  December 31, 1996                               (4,390,900)         1,814,588

Cancellation of Common Stock                               -            (22,500)


Exercise of stock options, net                             -            165,643


Issuance of compensatory stock
  options and warrants                                     -                  -

Amortization of unearned
  compensation                                             -            462,846

Issuance of stock purchase
  warrant                                                  -            400,000

Net loss                                          (4,424,125)        (4,424,125)
                                               --------------------------------


Balance at December 31, 1997                     $(8,815,025)       $(1,603,548)
                                               ================================

See accompanying notes to financial statements.

                    Puradyn Filter Technologies, Incorporated
                            Statements of Cash Flows
                         Years ended December 31, 1996 and 1997

                                                                                  1996                1997
                                                                                  ----                ----
Operating activities
Net loss                                                                   $(1,983,270)         $(4,424,125)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization                                                                22,009               492,222
    Provision for uncollectible notes receivable                                     -                12,549
    Write down of impaired assets                                              200,000               324,330
    Issuances of Common Stock and compensatory options and warrants            341,628               462,846
    Cancellation of Common Stock                                                     -              (10,000)
    Depreciation and amortization of property and equipment                     39,365                79,534
    Changes in operating assets and liabilities:
      Trade accounts receivable, net                                           (42,684)               39,664
      Inventories                                                             (270,612)              (89,201)
      Prepaid expenses and other current assets                                (10,088)              (94,440)
      Other assets                                                              10,691               (14,249)
      Accounts payable-trade                                                   121,049              (107,239)
      Accrued expenses                                                         (88,281)              106,782
Customer deposits and other                                                    121,638              (159,085)
Accrued interest and other payables - related parties                          (61,663)                    -
      Deferred rent                                                             (8,903)              (10,754)
                                                                         -------------        --------------
Net cash used in operating activities                                       (1,609,121)           (3,391,166)

Investing activities
Patents and trademarks                                                        (227,146)              (60,092)
Purchases of property and equipment                                            (89,920)             (221,115)
Decrease (increase) in other assets, net                                       (22,033)               10,100
Acquisition of DB Filters                                                       (1,275)                    -
Increase in note receivable from shareholder/officer                                 -              (200,000)
Decrease in note receivable from shareholder/officer                                 -              (200,000)
                                                                         -------------        --------------
Net cash used in investing activities                                         (340,374)             (271,107)

Financing activities
Decrease (increase) in deferred issuance and financing costs                     4,224               (70,325)
Proceeds from issuances of Common Stock
  and exercise of stock options, net                                         2,892,873             1,194,737
Collection of subscription receivables                                           7,000                     -
Proceeds from notes payable                                                    300,000                20,200
Payment on notes payable and capital lease obligations                        (312,407)             (33,000)
Proceeds from shareholder loans                                                 23,458             2,000,000
Payment on shareholder loans                                                   (58,671)                    -
Payment on former shareholder loans                                                  -              (103,501)
Borrowing from investee                                                         64,400                20,875
Repayment to investee                                                          (74,154)              (42,799)
                                                                         -------------        --------------
Net cash provided by financing activities                                    2,846,723             2,986,187
                                                                         -------------        --------------
Increase (decrease) in cash and cash equivalents                               897,228             (676,086)
Cash and cash equivalents at beginning of year                                  31,732               928,960
                                                                         -------------        --------------
Cash and cash equivalents at end of year                                      $928,960              $252,874
                                                                         =============        ==============
Cash paid for interest                                                         $19,366               $52,050
                                                                         =============        ==============

During 1996 and 1997, the Company entered into capital lease obligations in the amount of approximately $27,200 and $49,000, respectively. See Notes 4, 5, 10, 14, and 15 for description of non-cash issuances of Common Stock and Stock Purchase Warrant.

See accompanying notes to financial statements.

                    Puradyn Filter Technologies, Incorporated

                          Notes to Financial Statements

                           December 31, 1996 and 1997

1.   The Company and Summary of Significant Accounting Policies

The Company

Puradyn Filter Technologies, Incorporated (formerly known as T/F Purifiner, Inc.) ("Puradyn" or the "Company"), a Delaware corporation, is engaged in the manufacturing, distribution and sale of oil purification systems under the trademarks Purifiner(R) and Puradyn(TM).

The Company holds the exclusive worldwide manufacturing and marketing rights for the Purifiner products pursuant to licenses for two patents (see Note 7) and through direct ownership of various patents.

The Company has incurred losses from operations since inception, which has resulted in cash outflows and the continuing need for additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company must obtain additional financing, which it is endeavoring to do through the issuance of additional securities.

The Company has completed several private placements of its Common Stock in 1996, obtained debt financing in 1997 and January 1998 and needs to complete additional financings in early 1998 to continue its operations. However, there is no assurance that the Company can complete these financings or that profitable operations can be sustained. The inability to obtain adequate additional financing when needed, would have a material adverse effect on the Company, including requiring the Company to significantly curtail or cease its operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary as a result of the above uncertainty.

                    Puradyn Filter Technologies, Incorporated

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

Revenue Recognition

Sales are recognized upon shipment. Cash received by the Company prior to shipment is recorded as a customer deposit. Sales are made to certain customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements. Management believes, based on past experience and future expectations, that such limited return rights and warranties will not have a material adverse effect on the Company's financial statements.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, including assets held under capital leases. Leasehold improvements are amortized over the shorter of the useful lives of the improvement or the term of the related lease. The estimated useful lives of property and equipment is 5 years.

Patents and Trademarks

Patents and trademarks are stated at cost and are amortized using the straight-line method over 10 to 20 years.

Engineering and Development

Engineering and development costs are expensed as incurred.

Impairment

Management reviews long lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows estimated to be generated by those assets to the asset's carrying amount. In the fourth

                    Puradyn Filter Technologies, Incorporated

1.    The Company and Summary of Significant Accounting Policies (continued)

quarter of 1996 the Company received approval of its U.S. patent for the next generation of Purifiner units. Accordingly, the Company wrote off approximately $200,000 related to patent costs incurred primarily to defend the prior generation patent rights which have been included in 1996 selling expenses. In the fourth quarter of 1997, the Company wrote down the unamortized amount of costs in excess of net assets acquired and wrote down to $1 each the amount of patents and trademarks due to impairment of the respective amounts based on anticipated cash flows.

Stock Based Compensation

During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123). The provision of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) but disclose the pro forma effects on net income (loss) as if the fair value of the options had been expensed. The Company has elected to continue to apply APB No. 25 in accounting for its employee stock option plan. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the amount the employee must pay to acquire the stock. (See Note 15).

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information". The above pronouncements will not have a significant effect on the information presented in the financial statements.

Credit Risk

The Company minimizes the concentration of credit risk associated with cash and cash equivalents by maintaining its cash and cash equivalents with a high quality federally insured financial institution. At December 31, 1997, deposits in excess of federally insured limits were approximately $153,000. Cash equivalents consist of investments with original maturities of three months or less.

The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes are sufficient to cover potential credit losses. (See
Note 9.)

                    Puradyn Filter Technologies, Incorporated

Basic and Diluted Loss Per Share

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and has retroactively applied the effects thereof for all periods presented. Accordingly, basic and diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during each period. The effect of the Company's stock options and warrants have not been included in the Company's computation of diluted loss per share since they are anti-dilutive. The affect of adoption has not required an adjustment to previously reported per share amounts.

Income Taxes

Prior to April 1996, the Company had elected to be treated as an "S" corporation under the provisions of the Internal Revenue Code ("IRC"). Accordingly, its taxable income or loss was includable in the current taxable income of its shareholders, and no federal or state income tax provision or benefit had been recorded in the accompanying financial statements.

If the Company had been subject to corporate income taxes for the first quarter of 1996, it would not have recorded any income tax expense or benefit in its statements of operations. On April 1, 1996, the Company ceased to qualify under Subchapter S of the IRC and, accordingly, is subject to corporate income taxes commencing April 1, 1996.

Reclassification

Certain general and administrative expenses included in the 1996 statement of operations were reclassified to Engineering and Development expenses in order to conform to the 1997 presentation.

2.   Inventories

At December 31, 1997, inventories consist of the following:

                  Raw materials                             $394,509
                  Finished goods                             174,053
                  Supplies                                    10,878
                                                            --------
                                                            $579,440
                                                            ========

                    Puradyn Filter Technologies, Incorporated

3.   Property and Equipment

At December 31, 1997, property and equipment at cost consists of the following:

                  Machinery and equipment                          $482,154
                  Furniture and fixtures                             47,193
                  Leasehold improvements                             41,286
                                                                  ---------
                                                                    570,633
                  Less accumulated depreciation and
                      amortization                                 (207,735)
                                                                  ---------
                                                                   $362,898
                                                                  =========

At December 31, 1997, machinery and equipment includes approximately $103,000 of equipment held under capital leases with related accumulated amortization of approximately $28,600.

4.   Certain Shareholder and Other Notes Payable

During 1994, the Company and its then principal shareholder instituted legal action against the estate of a former 50% owner of the Company ("the Estate"). Subsequently, the beneficiaries of the Estate filed counterclaims against the Company and its then principal shareholder and his children. In September 1996, the Company entered into an Agreement in partial settlement of the issues ("Agreement") which released the Company, with prejudice, from all litigation pending or contemplated by the beneficiaries of the Estate, and individually, against the Company related to any actions taken by the Company before the date of the Agreement. In return, the Company agreed to repay the Estate's loans of $502,026 as follows: $167,342 due 90 days after any equity financings which raise in excess of $5,000,000 of gross proceeds; $167,342 on the first and second anniversaries of such equity financings. If the equity financings are less than $5,000,000 the amount of the periodic debt repayment will be reduced and the term extended proportionately. The Estate has agreed not to commence any action for loan repayment as long as the Company is in compliance with the Agreement and raises gross proceeds of at least $2,000,000 within one year of the Agreement. Since the Company has made all required payments to the Estate and has raised in excess of $2,000,000, the appropriate amounts of former shareholder loans due to the Estate on January 31, based upon equity raised through December 31, 1997, are as follows:

                                    1998                         $103,501
                                    1999                          103,501
                                    2000                          103,501
                                    2001                           88,022

                    Puradyn Filter Technologies, Incorporated

On July 31, 1996, a shareholder received 49,770 shares of Common Stock in exchange for his loans and unpaid interest in the aggregate amount of $99,540. These loans bore interest at 10% per annum ($6,132 in 1996). On August 1, 1996, the Company's then principal shareholder received 251,013 shares of Common Stock in exchange for his non interest bearing shareholder loans in the aggregate amount of $502,026.

In 1996, the Company issued unsecured notes payable in the aggregate amount of $275,000 to several parties, $125,000 of which bore interest at 10% per annum. The principal and interest on these notes were repaid prior to December 31, 1996. At December 31, 1995, the Company had a total of $35,213 of unsecured loans due to its then principal shareholder bearing interest at 10% per annum. These loans were repaid in April 1996. During 1996, the Company incurred approximately $500 of interest expense on these loans.

5.   Common Stock

On July 1, 1996, the Board of Directors of the Company approved an increase in authorized Common Stock from 100,000 to 20,000,000, approved a change in the par value of Common Stock from $.01 par value to $.001 par value and approved a 57 to 1 stock split distribution for common stockholders of record on such date. In July 1996, the Board of Directors of the Company approved the authorization of up to 500,000 shares of preferred stock (none issued or outstanding at December 31, 1997). On January 1, 1997, the Board of Directors and shareholders approved a 2.5:1 stock split distribution for common stockholders of record on such date. All share and per share data presented in the accompanying financial statements have been restated to reflect the above actions.

In 1996, the Company issued 17,500 shares of its Common Stock to one of its law firms in payment for approximately $40,000 of professional services rendered.

In 1996, the Company issued 7,238 shares of its Common Stock for nominal consideration to certain employees, distributors, a not-for-profit environmental group, and other parties for past services and support given to the Company which has been recorded based upon the estimated fair value of such Common Stock ($2.00 per share) as determined by the Board of Directors. During 1997, 5,000 shares issued to the not-for-profit environmental group were returned to the Company and cancelled at a value of $2.00 per share, thereby recognizing no gain on this transaction.

                    Puradyn Filter Technologies, Incorporated

In 1996, the Company sold 1,331,453 shares of its Common Stock for net proceeds (including December 31, 1996 subscription receivables collected in 1997) of approximately $3,087,000 through various private placements at prices ranging from $2.00 to $3.40 per share. During 1997, the issuance of 3,676 shares ($12,500) subscribed for at December 31, 1996 were cancelled.

In October 1996, a noteholder received 37,890 shares of Common Stock in exchange for outstanding loan and unpaid interest, due at 10% per annum, in the aggregate amount of $227,340.

See Notes 4, 13, 14 and 15 for discussions of additional Common Stock issuances.

6.   Leases

In August 1993, Puradyn entered into a five-year noncancelable operating lease agreement, as amended, for the Company's manufacturing, warehouse and office facilities. The lease commenced on April 1, 1994, with payments commencing on July 1, 1994 and increasing lease payments over the second through fourth years of its term. The Company has accounted for these lease payments using the straight-line method over the term of this lease and recorded a deferred rent payable. At December 31, 1997, the schedule of future minimum lease payments under this lease is as follows:

                           1998                         90,000
                           1999                         23,000
                                                   -----------
                                                      $113,000
                                                   ===========

In 1997, the Company also entered into a month-to-month operating lease for certain warehouse facilities for which it pays $1,590 per month.

Total rent expense was approximately $72,000 and $96,000 for 1996 and 1997, respectively.

The Company also has entered into several obligations for certain office and manufacturing equipment which have been accounted for as capital leases. At December 31, 1997, future minimum commitments under these noncancelable capital leases are as follows:

                           1998                                         $48,293
                           1999                                          21,880
                           2000                                           6,720
                                                                       --------
                           Total minimum lease payments                  76,893
                           Less amount representing interest at
                                approximately 16%                       (18,380)
                           Present value of minimum lease payments
                               ($36,342 due in 1997)                    $58,513
                                                                       ========

                    Puradyn Filter Technologies, Incorporated

7.   Royalties

In connection with the Company being granted worldwide manufacturing and marketing rights for certain of the Purifiner products, a royalty agreement was entered into, the term of which mirrors the life of the related patents or any improvements thereto. Pursuant to this royalty agreement, the owner of the patents will receive 5% of the units net sale price, as defined, of all covered Purifiner products, as defined. Additionally, 1% of the net sales price of replacement oil filter elements will be paid as a royalty for the use of the Purifiner U.S. trademark.

In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties. As a result of this agreement, the patent owner is entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. The monthly royalty may exceed, but never be less than $2,000, unless the current calendar year monthly average is more than $2,000. Royalty expense for 1996 and 1997 was approximately $48,000 and $44,000, respectively.

In January 1997, this patent holder filed an action against the Company for non payment of approximately $21,000 of unpaid royalties claimed by him and seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. The Company believes it has made an adequate provision in connection with this matter. The case is scheduled for trial to the court beginning December 14, 1998. Although the Company believes it has meritorious defenses against the monetary amounts alleged by the licensor patent owner, it had unsuccessfully offered to settle this litigation with the patent holder, including the payment of such alleged unpaid royalties, which amount relates primarily to the timing of the royalty payment and legal fees regarding defending certain patents pending of the licensor. The Company, upon advice of counsel, does not believe the license holder will be in a position to obtain an injunction against the Company's manufacturing and selling of the Purifiner products. However, the ultimate outcome of this matter cannot be determined at this time.

8.   Contingencies

On June 24, 1997, TF Systems, Inc.'s ("Systems") former law firm filed a complaint against the Company, Systems, Richard C. Ford, individually and an inactive company controlled by Richard C. Ford, demanding payment of approximately $313,000 of legal fees and cost, plus interest and attorney fees, related primarily to obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems, a related party (previously under common ownership with the Company), formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company prior to January 1, 1996. Systems was awaiting the judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible legal fee claims aggregating approximately $75,000 at December 31, 1997. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn did not

                    Puradyn Filter Technologies, Incorporated assume these obligations as part of its purchase of Systems in 1995 and management believes such amounts are not the responsibility of Puradyn. However, Systems is an inactive company whose only asset is the claim that was reversed on appeal and maybe retried by Systems. Accordingly, the ability to collect such funds, as required, from Systems is uncertain. The ultimate outcome of this litigation and other unasserted claims against the Company cannot be determined at this time however, based upon the opinion of our counsel, a favorable outcome is likely. No liability has been recorded for these claims in the accompanying balance sheet.

In addition, in the ordinary course of business, the Company has been named in an action concerning a balance due to a vendor.

On September 8, 1998 the Company received notice from a stockholder regarding a potential stockholders' derivative action and/or a direct negligence action against the prior Directors and Officers. The Company advised the stockholder that it is not pursuing any potential claim at this time. The impact of this contingent matter is not resonably determinable.

9.   Major Customers and Export Sales

The Company currently operates in a single business segment and its products are oil purification systems, substantially all of which are sold to distributors and end users for use on transportation vehicles. This could unfavorably affect the Company's overall exposure to credit risk in as much as these customers could be affected by similar economic or other conditions.

During 1997, 31 customers accounted for approximately 73% of the Company's net sales, 14 of which accounted for approximately 56% of the Company's net sales and one customer accounted for approximately 11% of the Company's net sales. In 1997, export sales aggregated approximately $415,000 in geographic regions as follows: South America ($151,000), Europe ($64,000), and Asia/Pacific ($200,000). During 1996, nine customers accounted for approximately 56% of the Company's net sales, one of which accounted for approximately 19% of this amount (See Note 12). In 1996, export sales amounted to approximately $662,000 in geographic regions as follows: South America ($159,000), Europe ($254,000), and Asia/Pacific ($249,000). The loss of business from one or a combination of the Company's significant customers could adversely effect its operations.

10.  Notes Payable to Shareholder

On June 19, 1997, the Company and members of the Ford Family and Taylor Family entered into a Securities Purchase Agreement with Quantum Industrial Partners LDC ("QIP") ("the Agreement"). Pursuant to the Agreement, the Company issued QIP a $2,000,000 non-interest bearing promissory note due December 19, 1997 and received gross proceeds of $2,000,000. This note was subject to mandatory prepayment prior to its due date upon the Company's consummation of a public offering of either debt or equity securities. As long as this note was outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock or retire its existing indebtedness other than required periodic payments. Effective December 19, 1997, the QIP Note began accruing interest at 12% per annum ($8,000 of accrued interest at December 31, 1997).

                    Puradyn Filter Technologies, Incorporated

10.  Note Payable to Shareholder (continued)

Additionally, the Company issued a Common Stock Purchase Warrant to QIP for the purchase of 500,000 shares of the Company's Common Stock, exercisable at $2.75 per share and expiring on December 31, 2000. The warrant is subject to anti-dilution provisions under certain circumstances. These warrants have been assigned a value of $400,000 (of which approximately $158,000 was recorded as a fourth quarter adjustment) and, accordingly, such amount has been credited to additional paid in capital and the $2,000,000 Note payable has been recorded net of a $400,000 discount which was amortized to interest expense over the term of the Note. The Company has also agreed to register securities of QIP under certain circumstances and has reserved 500,000 shares of its Common Stock underlying this warrant.

On January 26, 1998, the Company and QIP entered into a Note Exchange Agreement whereby the above $2,000,000 promissory note, due December 19, 1997, was exchanged for a $2,000,000 12% Senior Subordinated Convertible Note ("Note") due 2003. Interest shall be payable quarterly commencing April 1, 1998, provided however that at the option of the Company, unpaid interest may be added to the principal balance of the Note in lieu of a cash payment. The Note is senior to all indebtedness of the Company, except bank or financial institution debt. The Note will be redeemable at the option of QIP on or after the earlier of January 1, 2001 and the date on which the Company raises cash proceeds aggregating $10 million from the sale of debt or equity securities or assets. As long as this
Note is outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock, retire its existing indebtedness other than existing required periodic payments or enter into transactions with any affiliate.

Prior to January 1, 2003, the Note shall be convertible, at the option of QIP, into Common Stock of the Company at a conversion price of $2.75 per share, which was greater than the quoted market price of the Company's Common stock on the date of issue. Accordingly, no charge to interest expense and offsetting credit to additional paid-in capital will be made related to this transaction. The Note is subject to anti-dilution provisions under certain circumstances. The Company has also agreed to register the securities underlying the Note under certain circumstances. Accordingly, the Company has classified the $2,008,000 due QIP at December 31, 1997 as a long term liability.

                    Puradyn Filter Technologies, Incorporated

Additionally, on January 26, 1998, the Company and QIP entered into a Note Purchase Agreement whereby the Company issued QIP a 12% Senior Subordinated Convertible Note in the aggregate principal amount of $500,000. The loan proceeds can be used for general operating expenses of the Company and to repay $103,501 due to a former shareholder. The terms and conditions of this $500,000 note are identical to the $2,000,000 Note described above.

At January 26, 1998, the Company has reserved 909,091 shares of Common Stock underlying the $2,500,000 of 12% Convertible Notes discussed above.

11.   Financial Instruments

At December 31, 1997, the carrying amounts and estimated fair values of the Company's financial instruments which consist of cash, cash equivalents, accounts and notes receivable, accounts payable and debt, excluding capital leases, $398,525 of former shareholder loans and 70,931 of notes receivable, approximated $840,000 due to the short-term maturity and/or interest rates of these instruments. Management believes the carrying amount of the notes payable of $2,008,000 is higher than the fair value, however Management is unable to determine its fair value since a current market for a similar instrument does not exist. The Company's noninterest bearing former shareholder loans and notes receivable have a carrying amount of $469,456 and an estimated fair value of approximately $405,000 (See Notes 4 and 15).

12.   Joint Venture

Effective January 1, 1996, the Company entered into a joint venture agreement whereby such venture, TF Purifiner Ltd. ("Ltd"), will sell and distribute the Company's product in Europe, the Middle East and certain African countries. The Company has an approximate 45% interest in Ltd's operations (50% voting interest) and is accounting for Ltd using the equity method. The Company is not required to fund Ltd and sold products to Ltd until such time as Ltd decided to exercise its rights under the agreement to manufacture the Company's products in 1997. Ltd was initially capitalized with approximately $88,000 provided by one of its shareholders. Through December 31, 1997, Ltd advanced the Company approximately $137,000 to be used to fund certain patent and trademark filings for the venture's exclusive territory. At December 31, 1997, approximately $1,400 remained unexpended. In 1996 and 1997, the Company had sales of approximately $254,000 and $55,000, respectively, to Ltd, at negotiated prices. At December 31, 1997, approximately $8,000 has been recorded as unrealized intercompany profit related to the inventory sold to Ltd which is included in Ltd's inventory at December 31, 1997. The Company is commencing to negotiate with Ltd's other 45% shareholder (Centrax Ltd.) relating to the ownership/licensing of various pending patents filed by Centrax, as well as other matters, including the possible discontinuation of the joint venture with Centrax. The ultimate outcome of these negotiations cannot be determined at this time.

At December 31, 1996 and 1997 and for the years then ended, summarized financial information of Ltd is as follows:

                    Puradyn Filter Technologies, Incorporated

12.   Joint Venture (continued)
                                                 1996                  1997
                                                 ----                  ----
         Total assets                          $555,000             $582,000
         Total liabilities (1)                1,059,000            1,312,000
         Capital deficiency                     504,000              730,000
         Total revenues                         198,000              394,000
         Gross profit                            76,000              170,000
         Net loss                              (562,000)            (447,000)

(1) Includes approximately $856,000 and $799,000 at December 31, 1996 and 1997, respectively, of loans due to one of Ltd's foreign shareholders, collateralized by substantially all the tangible assets of Ltd.

13.   Redeemable Common Stock

During 1996, the Company sold 393,443 shares of its Common Stock for gross proceeds of $594,000. The subscription agreements provided that if the Company had not registered any amount of class of its Common Stock under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as amended, within two years, the shareholders would have an option to put the shares back to the Company at their original purchase price plus 10% per annum from the date of issuance. Accordingly, such Common Stock was being treated as Redeemable Common Stock until the expiration of the put options and the redemption price was being accreted at the rate of 10% and charged to additional paid in capital. On September 28, 1996, the Company registered Common Stock under the Securities Act of 1934, as amended, and, therefore, the put option expired and such Common Stock was no longer redeemable and has been reclassified to Common Stock.

14.   Acquisition of DB Filters

On May 20, 1996, the Company acquired all the common stock of DB Filters, Inc., an inactive company which has been subsequently dissolved ("DB Filters"), for $1,275 in cash and 90,773 shares of its Common Stock with an estimated fair value of approximately $137,000. DB Filters was owned by two employees of the Company, one of which was a former Director. DB Filter's only assets, at the time of the acquisition, was the right to future royalties related to the Company's then patent pending filter technology and certain restricted, as defined, North American filter manufacturing rights. The Company accounted for this acquisition using the purchase method of accounting and assigned all of its purchase price to cost in excess of net assets acquired and is amortizing such costs using the straight line method over 15 years. DB Filters had no material assets or liabilities at December 31, 1995 and no material operations from January 1, 1996 to May 20, 1996.

                    Puradyn Filter Technologies, Incorporated

15.   Stock Options and Warrants

On July 31, 1996, as amended the Company's Board of Directors approved the adoption of a stock option plan (the "1996 Option Plan"), which provides for the granting of up to 2,200,000 options, subject to stockholder approval, (increased from 1,625,000 on July 17, 1997) for both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, based upon the determination of the Board of Directors. The exercise price of the options may be no less than fair value of the Common Stock on the date of grant for incentive stock options and the option term may not exceed five or ten years. Generally, options to employees vest over four years at 25% per annum, except for certain grants to employees which vested 50% upon grant with remaining amounts over two years at 25% per annum. At December 31, 1997 and 1996, 1,957,525 and 1,500,000 shares of Common Stock have been reserved for issuance under the 1996 Option Plan, respectively.

Additional information concerning the activity in the 1996 Option Plan is as follows:

                                                                       Number of          Weighted Average
                                                                        Shares             Exercise Price
                                                                         ------             --------------
         Options outstanding, January 1, 1996                                 -                   -
              Granted                                                 1,593,750               $2.67
              Exercised                                                (125,000)              $2.00
              Cancelled                                                (108,750)              $4.76
                                                                      ---------
         Options outstanding, December 31, 1996                       1,360,000               $2.57
              Granted                                                   566,625               $7.88
              Exercised                                                (117,475) (a)          $2.05
              Cancelled                                                (139,330)              $8.23
                                                                      ---------
         Options outstanding at December 31, 1997                     1,669,820               $3.93
                                                                      =========
         Options exercisable at December 31:
                   1996                                                 524,898               $2.78
                                                                      =========
                   1997                                               1,135,228               $3.24
                                                                      =========

         Options available for grant at December 31:
                   1996                                                 140,000
                                                                      =========
                   1997                                                 287,705
                                                                      =========

(a) At December 31, 1997, $73,931 of loans receivable, substantially all collateralized by underlying Common Stock, was substantially all due from current and former employees who were allowed a cashless exercise of 45,375 stock options. As a result of allowing these cashless exercises the Company was required to treat such options as newly granted and, accordingly, has expensed $270,000 as a fourth quarter adjustment which was based on the difference between the quoted market price and exercise price on the date of the cashless exercise.

Summarized information with respect to 1996 Option Plan options outstanding at December 31, 1997 is as follows:

                    Puradyn Filter Technologies, Incorporated


                                                                       1997
                    -------------------------------------------------------------------------------------------------

                                          Options Outstanding                                  Options
                                                                                              Exercisable
                    ------------------------------------------------------------  -----------------------------------
                                        Weighted Average             Weighted                            Weighted
Range of            Number            Remaining Contractual     Average Exercise       Number        Average Exercise
Exercise Price      Outstanding         Life (in Years)               Price          Exercisable           Price
--------------      -----------       ---------------------     ----------------     -----------     ----------------
$2.00 - $2.75       1,048,420                  4.93                  $2.03           837,953            $2.01
$3.94 - $6.00         295,775                  5.86                   5.54           191,650             5.61
$7.50 - $10.00        325,625                  9.09                   8.59           105,625             8.68
                    ---------                                                      ---------
                    1,669,820                                                      1,135,228
                    =========                                                      =========

The effect of applying SFAS No. 123 on 1996 and 1997 proforma net loss and recognizing compensation expense for consultants and the former Board of Advisors as stated below are not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's 1996 Option Plan grants to employees and directors been determined based upon the fair value at the grant date for awards under the 1996 Option Plan consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1997 and 1996 would have been approximately $(4,703,000) or $(.91) per basic and diluted share and $(2,119,000) or $(.64) per basic and diluted share, respectively. The fair value of the options granted to employees/directors during 1997 are estimated as $.97 per share ($.44 per share in 1996), on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0% in 1996 and 1997, volatility of 58% in 1997 and 40% in 1996, risk-free interest rate of 6.0% in 1997 and 5.8% in 1996 and expected life of 2.3 years in 1997 and 1.8 years in 1996.

During 1997 and 1996, the Company expensed approximately $120,000 and $243,800, respectively, related to the granting of 1,091,250 stock options to various consultants and the former Board of Advisors. The fair value of these options granted was $.34 on the date of grant using the Black-Scholes Option Pricing model with the following weighted average assumptions: dividend yield 0%, volatility 40%, risk free interest rate of 5.6% and expected life of 1 year. During 1997, the Company expensed approximately $73,000 related to the granting of 50,000 stock options and warrants to various consultants in 1997. The fair value of these options was $1.86 on the date of grant using the Black-Scholes-option-pricing model with the following weighted assumptions: dividend yield 0%, volatility 40%, risk free interest rate of 5.7% and expected life of 1.3 years.

Further, during 1996, the Company expensed $75,400 related to the granting of 47,125 stock options to officers and an employee at $1.60 less than the quoted market value ($7.60) of the Company's Common Stock.

During 1996, the Company granted consultants 250,000 options (included in 1,091,250 discussed above) to purchase Common Stock at $2.00 per share, which are outstanding at

                    Puradyn Filter Technologies, Incorporated

15.   Stock Options and Warrants (continued)

December 31, 1996 and 1997 and became exercisable in 1997. At December 31, 1997 and 1996, this option had a remaining contractual life of seven and nineteen months, respectively. Additionally, in 1997 the Company granted a consultant 20,000 options to purchase Common Stock at an exercise price of $9.00 per share of which 20,000 are outstanding and 7,500 are exercisable at December 31, 1997. At December 31, 1997, this option had a remaining contractual life of 27 months. Finally, at December 31, 1997, the Company had 10,000 warrants outstanding which were granted in 1997 to various consultants which are exercisable at $10.00 per share and expire on January 27, 1999. At December 31, 1997, this warrant had a remaining contractual life of thirteen months. The Company has reserved 250,000 and 280,000 shares of Common Stock related to these options and warrants at December 31, 1996 and December 31, 1997, respectively.

At December 31, 1996 and 1997, the Company had 325,000 warrants outstanding issued in connection with a private placement which are exercisable at $2 per share and expire on December 31, 1999 for which it has reserved 325,000 shares of Common Stock underlying such warrants.

See Note 10 for other warrant grants.

16.   Income Taxes

At December 31, 1997, the Company has a net operating loss carryforward of approximately $5,730,000 for income tax purposes which expires in 2011 and 2012, respectively. Due to the Company's net losses, no provision was made for income taxes from April 1, 1996 to December 31, 1996 or for 1997.

The significant components of the net deferred tax asset as of December 31, 1997 and 1996 are as follows:

         Deferred tax assets:                             1996         1997
                                                          ----         ----

                  Net operating losses                   $557,000    $2,156,000
                  Excess tax basis of
                    manufacturing rights acquired
                    from related party                     70,000        65,000
                  Compensatory options and warrants       120,000       241,000
                  Intangible assets                                     122,000
                  Other                                    16,000        52,000
                                                        ---------    ----------
                                                          763,000     2,636,000

                  Valuation allowance                    (763,000)   (2,636,000)
                                                        ---------    ----------
                  Net deferred tax asset                $       -    $        -
                                                        =========    ==========

                    Puradyn Filter Technologies, Incorporated

The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in valuation allowance of $763,000 and $1,873,000 in 1996 and 1997, respectively.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its net operating loss carryforward pursuant to Section 382 of the Internal Revenue Code.

During the first quarter of 1996, the differences between financial statement loss and taxable loss related primarily to the timing of the deductibility of certain related party accrued expenses.

17.      Related Party Transaction

In January 1997, as amended, the Company loaned Richard C. Ford, its then President and principal shareholder, $200,000 bearing interest at 10% per annum and due in June 1997 secured by 40,000 shares of the Company's Common Stock owned by Mr. Ford. On June 19, 1997, Mr. Ford repaid the entire principal and accrued interest on this loan in the amount of $209,078.

On July 17, 1997, the Company entered into a six month consulting agreement with Richard C. Ford, former President of the Company, whereby Mr. Ford would perform various sales consulting and other services for the Company in exchange for a fee of $8,000 per month, provision for health benefits, reimbursable business expenses and a commission of 10% on the gross margin of any sales consummated by Mr. Ford during this period. Such agreement was extended to March 4, 1998. During 1997, Mr. Ford was paid approximately $45,000 pursuant to this consulting agreement.

                                    PART III


ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
              ---------------------------------------------

              Not applicable.

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
              ------------------------------------------------------------

         The following table sets forth the names, positions with the Company and ages of the directors, executive officers and significant employees and directors of the Company. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and duly qualified. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Directors and Executive Officers
--------------------------------

         Name        Age       Position

Richard C. Ford      54        Director
Alan J. Sandler      60        President, Chief Operating Officer, Secretary,
                               Chief Financial Officer, and Director

RICHARD C. FORD had been President, Chief Executive Officer, Treasurer and a Director of the Company since its inception in 1988. In April 1997, Mr. Ford resigned as President of the Company and in June 1997, Mr. Ford resigned as Chief Executive Officer, Treasurer and Chief Financial Officer of the Company. Mr. Ford was also a Director of TF Purifiner Ltd through July 17, 1997 at which time he resigned. He served as Secretary of the Company from its inception until August 1996.

ALAN J. SANDLER joined the Company in June, 1998. He serves as President, Chief Operating Officer, Secretary, Chief Financial Officer, and Director. Most recently Mr. Sandler served as President, Chief Executive Officer and Consultant to Hood Depot, Inc., a national restaurant supply manufacturer/distributor. From 1979-1995 he was President and Chief Executive Officer of Sandler & Sons Dental Supply Company, a regional dental supply and equipment distributor. Previous to this position he was a Vice President of Gardner Advertising Company, an advertising agency where he worked with clients such as Anheuser Busch, Inc., Ralston Purina Company, Monsanto, Sun Oil, Pet, Inc., and Southwestern Bell Telephone Company.

ITEM 10.    EXECUTIVE COMPENSATION
            ----------------------

Cash Compensation
-----------------

         The following table shows, for the three year period ended December 31, 1997, the cash and other compensation paid by the Company to its former Presidents and Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.


                                            Summary Compensation Table

Name and                                                        Other                                      All
Principal                                                       Annual          Options/     LTIP         Other
Position                         Year       Salary  Bonus    Compensation(l)      (#)       Payouts   Compensation(2)
--------                         ----       ------  -----    ---------------    --------    -------   ---------------
Keith T.J. Hart (3)
  President, CEO, CFO,           1997     $91,346     -0-     $4,752           100,000       -                 -
  Treasurer and Secretary
Richard C. Ford (4)              1997     $85,800     -0-       $700                 -       -            $3,899
 President, CEO,                 1996    $120,000     -0-     $1,200           275,000       -           $11,000
 Treasurer, CFO                  1995    $104,000     -0-     $1,370                 -       -           $12,000


(1) This amount represents payments made by the Company for health insurance premiums.

(2) This amount represents payments made to Mr. Ford for performing various product field testing in 1995 and 1996 and a car allowance in 1997.

(3) Mr. Hart served as President and Chief Operating officer since April 1, 1997 and served as Chief Executive Officer, Treasurer, Secretary and Chief Financial Officer since June 19, 1997. In March 1997, Mr. Hart served as a consultant for the Company for which he received approximately $10,400.

(4) Mr. Ford served as Secretary of the Company until August 1996. Mr. Ford served as President of the Company until April 1, 1997 and served as Chief Executive Officer, Treasurer and Chief Financial Officer until June 19,1997. Mr. Ford left the employment of the Company on July 17, 1997 and entered into a consulting agreement with the Company. (See
         Item 12 - Certain Relationships and Related Transactions).

Employment Agreements
---------------------

Effective June 1, 1998, the Company hired Alan Sandler as president of the Company under an employment contract. Mr. Sandler will receive initial compensation at the rate of $80,000 per year which will be reviewed within a three to six month period. The terms of the employment contract are yet to be completed. The Company has granted Mr. Sandler options to purchase 260,000 shares of the Company's stock and applicable terms are being arranged.

The Company currently does not have any other employment agreements with executive officers or significant employees.

Option Grants in Last Fiscal Year
---------------------------------

         The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended December 31, 1997 to each person named in the Summary Compensation Table.

                           Number of             % of total
                           Securities            Options
                           Underlying            Granted to            Exercise or
                           Options               Employees in          Base Price         Expiration
Name                       Granted (#)           Fiscal year           ($ / Shares)            Date
----                       -----------           -----------           ------------       ----------
Keith T.J. Hart             100,000                  19.5%             $8.50/100,000      April 2007

Incentive and Nonqualified Stock Option Plan
--------------------------------------------

        The Board of Directors and a majority of the Company's stockholders adopted the Company's 1996 Stock Option Plan (the "Plan") on July 31, 1996 and the approval was ratified at the Company's Annual Meeting held on August 28, 1996. The number of shares authorized under the Plan was increased by the Board of Directors from 1,625,000 to 2,200,000 in July 1997, which increase in subject to stockholder approval.

         The Plan will work to increase proprietary interest in the Company of the employees', Board of Advisors, consultants, and non-employee Directors and to align more closely their interests with the interests of the Company's stockholders. The Plan will also maintain the Company's ability to attract and retain the services of experienced and highly qualified employees and non-employee directors.

        Under the Plan, the Company had reserved an aggregate of 2,200,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). The Board of Directors or a Committee of the Board of Directors (the "Committee") of the Company will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

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

         The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee and cannot be less than the par value of the Company's Common Stock.

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

        All Plan Options are generally nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee of the Company but is a member of the Company's Board of Directors and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted to him generally shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him generally shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22 (c) (3) of the Internal Revenue Code of 1986, the Plan Option granted to him generally lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

        The Board of Directors or the Committee may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefor (except in either case in the event of adjustments due to changes in the Company's capitalization) , (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan. Unless the Plan shall theretofore have been suspended or terminated by the Board of Directors, the Plan shall terminate on July 31, 2006. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

        As of December 31, 1997, incentive stock options to purchase 601,163 shares of Common Stock were outstanding and non-qualified options to purchase 1,068,657 shares of Common Stock were outstanding under the Plan.

        Options Granted to Officers and Directors. On August 2, 1996, the Company granted Richard C. Ford incentive Plan Options to purchase an aggregate of 50,000 shares of Common Stock at $2.20 per share through August 2, 2001, of which 25,000 vested on August 2, 1996, 12,500 vested on August 2, 1997, and 12,500 vest on August 2, 1998. On August 2, 1996, the Company granted Richard C. Ford nonqualified options to purchase an aggregate of 200,000 shares of Common Stock at $2.00 per Share through August 2, 2006, of which 100,000 vested on August 2, 1996, 50,000 vested on August 2, 1997, and 50,000 vest on August 2, 1998. On December 3, 1996, the Company granted Richard C. Ford nonqualified options to purchase an aggregate of 25,000 shares of Common Stock at $6.00 per share through December 3, 2006, all of which vested on December 3, 1996.

        On December 1, 1997, the Company granted Bradley A. Hittle, a former director who was appointed on July 17, 1997 and resigned on March 25, 1998, non-qualified Plan Options to purchase an aggregate of 15,000 shares of Common Stock at $2.75 per share through December 1, 2007 of which 7,500 vest on December 1, 1998 and 7,500 vest on December 1, 1999. These options were cancelled upon Mr. Hittle's resignation.

         On April 1, 1997, the Company granted Keith T.J. Hart, a former director, incentive Plan Options to purchase an aggregate of 47,056 shares of Common Stock at $8.50 per share through April 1, 2007, of which 11,764 vested on April 1, 1997, 11,764 vest on April 1, 1998, 11,764 vest on April 1, 1999 and
11,764 vest on April 1, 2000. On April 1, 1997, the Company granted Mr. Hart non-qualified Plan Options to purchase an aggregate of 52,944 shares of Common Stock at $8.50 per share through April 1, 2007 of which 13,236 vested on April 1, 1997, 13,236 vest on April 1, 1998, and 13,236 vest on April 1, 1999 and
13,236 vest on April 1, 2000, respectively. These options were cancelled upon Mr. Hart's resignation.

        On August 2, 1996, the Company granted Byron Lefebvre, a former Director who resigned on June 19, 1997, incentive Plan Options to purchase an aggregate of 75,000 shares of Common Stock at $2.00 per share through August 2, 2006, of which 37,500 vested on August 2, 1996, 18,750 vested on August 2, 2997 and 18,750 vest on August 2, 1988.

        On August 2, 1996, the Company granted Richard J. Ford, a former Director and Secretary who resigned on June 19, 1997 and a former Vice President who resigned on July 17, 1997, incentive Plan Options to purchase an aggregate of 18,750 shares of Common Stock at $2.20 per share through August 2, 2001, of which 9,375 vested on August 2, 1996, 4,668 vested on August 2, 1997, and 4,687 vest on August 2, 1998. On December 3, 1996, the Company granted Richard J. Ford nonqualified options to purchase an aggregate of 3,375 shares of Common Stock at $6.00 per share through December 3, 2006, all of which vested on December 3, 1996. On January 16, 1997, the Company granted Richard J. Ford nonqualified options to purchase an aggregate of 62,500 shares of Common Stock at $8.75 per share through January 16, 2007 of which 31,250 vested on January 16, 1997, 15,625 vested on January 16, 1998 and 15,625 vest on January 16, 1999.

        On July 8, 1998 the Company granted its employees a 40% bonus of their current salary in the form of non -qualified stock options which vest in equal portions of 25% per year over the next four years beginning July 7, 1999, at
 .375 cents per share. The aggregate shares amount to approximately 149,900.

        On July 8, 1998 the Company granted Alan J. Sandler 260,000 stock options to be vested in equal 25% proportions, the first of which 65,000 vested July 8, 1998. The balance of 195,000 shares will vest at the rate of 65,000 shares over the next three annual anniversary dates beginning July 7, 1999.

        Richard C. Ford was granted 300,000 stock options in addition to deferred compensation until the Company has the funds to pay him for past and future services beginning March of 1998. Of these options 50% will vest July 8, 1998 and 50% July 7, 1999.

Option Exercises and Holdings
-----------------------------

         The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended December 31, 1997 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1997 fiscal year.


                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                             FY-END OPTION/SAR VALUES

                                                                    Securities Underlying        Value of  Unexercised
                                     Number of                          Unexercised                   in-the-Money
                                     Shares Acquired                    Options/SARS                 Options/SARs
                                     On Exercise       Value            at FY-End (#)                at FY-End ($)
                                     Realized          Exercsiable/     Exercisable/                  Exercissable/
                                          (#)            ($)            Unexercisable                Unexercisable (1)
---------------------------------------------------------------------------------------------------------------------------------
Richard C. Ford                             -               -              212,500/62,500         $ 50,625/ $16,875
Former President, Chief Executive
Officer, Treasurer, and CFO

Keith T.J. Hart                             -               -               25,000/75,000               $0 / $0
Former President, Chief Executive Officer,
Treasurer, Secretary and CFO

(1) In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $2.31, the closing price reported on December 31, 1997.




              LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

                                  Number           Performance             Estimated Future Payouts Under
                                  of Shares,       or Other                  Non-Stock Price-Based Plans
                                  Units or         Period Until              ---------------------------
                                  Other Rights     Maturation           Threshold          Target    Maximum
             Name                     (#)          or Payout             ($ or #)         ($ or #)   ($ or #)
--------------------------------------------------------------------------------------------------------------
Richard C. Ford                        -                   -                   -             -          -
Former President, Chief
Executive Officer,
Treasurer, and CFO

Keith T.J. Hart                        -                   -                   -             -          -
Former President, Chief Executive
Officer, Treasurer, Secretary
and CFO

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

         The following table sets forth certain information regarding the Company' s Common Stock beneficially owned on August 15, 1998 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. At August 15, 1998, there were 5,206,379 shares of Common Stock outstanding. The address of each of the persons set forth below is 3020 High Ridge Road, Suite 100, Boynton Beach, Florida 33426, except as otherwise noted.

                                                      No. of Shares             Percent of
Name and Address or                                   of Common Stock           Beneficial
Identity of Group                                     Beneficially Owned        Ownership
-----------------                                     ------------------        ----------
Richard C. Ford (1)                                      1,308,521                 23.8%
Alan J. Sandler (2)                                         65,000                     *
Armen Partners, L.P. (3)                                   850,000                 15.0%
Richard J. Ford (4)                                        336,578                  6.4%
Traci M. Ford (5)                                          285,750                  5.5%
Jennifer D. Ford/Roe (6)                                   269,250                  5.2%
Greystone Partners, L.P. (7)                               285,000                  5.4%
Quantum Industrial Partners LDC ("QIP") (8)              2,479,091                 37.4%
All Executive Officers
and Directors as a group (3 persons)                     1,358,521                 24.5%

*Less than 2%


(1) Mr. Ford serves as a Director. Includes 36,875 shares owned by Catherine Ford, Mr. Ford's wife, of which Mr. Ford disclaims beneficial ownership. Also includes options to purchase (i) 37,500 shares of Common Stock at $2.20 per Share through August 2, 2001; 150,000 shares of Common Stock at $2.00 per Share through August 2, 2006; and 25,000 shares of Common Stock at $6.00 per share through December 3, 2006, (iii) options issued to Mrs. Catherine Ford to purchase 46,875 shares of Common Stock at $8.75 through January 16, 2007, 18,750 shares of Common Stock at $6.00 per share through December 3, 2006, and 4,688 shares at $2.20 through August 2, 2001 for which Mr. Ford disclaims beneficial ownership. Also includes 7,000 shares held in custody by Mr. Ford for his grandchild and 14,000 shares held in custody by Mrs. Ford for her children for which Mr. Ford disclaims beneficial ownership.

(2) Mr. Sandler as an officer and director includes 65,000 subject options but does not include 195,000 subject options which have not been vested up to this date.

(3) Address is c/o Armen Partners LP, 630 Fifth Avenue, Suite 918, New York, New York 10111. Includes 325,000 and 50,000 shares of Common Stock owned by Armen Partners, L.P. and Armen Partners Offshore Fund Ltd. of which Garo Armen is the general partner. Includes warrants to purchase 162,500, 25,000 and 12,500 shares of Common Stock at $2.00 per share through December 31, 1999 owned by Armen Partners, L.P., Armen Partners Offshore Fund Ltd., and Garo Armen, respectively. Includes options to purchase 250,000 shares of Common Stock at $2.00 per share through August 2, 1998 owned by Armen Capital Management Corp. Also includes 25,000 shares of Common Stock owned by Garo Armen.

(4) Address is 859 Glouchester St. Boca Raton, FL. 33487. Includes options to purchase 14,063 shares of Common Stock at $2.20 per Share through August 2, 2006, 3,375 shares of Common Stock at $6.00 per share through December 3, 2006 and 46,875 shares of Common Stock at $8.75 per share through January 16, 2007.

(5)    Address is 61 Lexington Avenue, New York, New York  10010.

(6)    Address is 1627 SE Greenacres Circle, Port St. Lucie, Florida  34952.

(7) Address is 1160 Third Avenue, New York, New York 10021. Includes 150,000 shares of Common Stock and Warrants to purchase 75,000 shares of Common Stock at $2.00 per share through December 31, 1999 owned by Greystone Partners, LP. Also includes 50,000 shares of Common Stock and options to purchase 10,000 shares of Common Stock at $9.00 per share through March 31, 2000 owned by Mr. Harvey Stober, the General Partner of Greystone Partners, L.P.

(8) Address is c/o Curacao Corporation Company, N.V., Kaya Flamboyan, Willenstad Curacao, Netherlands, Antilles. Includes warrants to purchase 500,000 shares of Common Stock at $2.75 per share through December 31, 2000. Includes 909,091 shares of Common Stock which can be obtained upon conversion of $2.5 million of 12% Senior Subordinated Convertible Notes at a conversion price of $2.75 per share through January 1, 2003.


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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1997, all Section 16
(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed and filed on a timely basis, except that reports for Mr. Ron Hiram, a director elected on July 17, 1997 who resigned on December 4, 1998, and Mr. Robert Soros, who replaced Mr. Hiram as a director on December 4, 1998 and resigned on February 5, 1998, were not filed on a timely basis.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           ----------------------------------------------

Loans and Issuances of Securities to Taylor/Ford. During 1994, the Company and its then principal shareholder, Richard C. Ford, instituted legal action against the estate of a former 50% owner of the Company ("the Estate"). This litigation sought a declaratory judgment approving the dilution of the Estate's interest in the Company from 50% to approximately 10% as a result of the issuance of additional Common Stock in 1994 to the principal shareholder and his children. Subsequently, the beneficiaries of the Estate filed counterclaims against the Company and its principal shareholder and his children seeking declaratory relief, cancellation of additional stock issuances by the Company, an injunction against further issuances, appointment of a receiver and damages against Ford individually. In June 1995, the Estate demanded repayment of the non interest bearing shareholder loans due to the Estate for which there were no stated due dates. In September 1996, the Company entered into an Agreement in Partial Settlement of Puradyn Issues ("Agreement") which released the Company, with prejudice, from all litigation pending or contemplated by the Taylor Family, the beneficiaries of the Estate, and individually, against the Company related to any actions taken by the Company before the date of the Agreement. In return, the Company agreed to repay the Estate's loans of $502,026 as follows:
$167,342 due 90 days after any equity financings which raise in excess of $5,000,000 of gross proceeds; $167,342 on the first and second anniversaries of such equity financings. If the equity financings are less than $5,000,000 the amount of the periodic debt repayment will be reduced and the term extended proportionately. The Estate has agreed not to commence any action for loan repayment as long as the Company is in compliance with the Agreement and raises gross proceeds of at least $2,000,000 within one year of the Agreement. The Company has made all required payments to the Estate and has raised in excess of $2,000,000 as required by the Agreement.

        In 1996, Mr. Ford loaned the Company $23,458 at 10% per annum. During 1996, the Company incurred approximately $500 of interest expense related to these and other loans. See "Note 4 to the Notes to Financial Statements".

         During 1996, Mr. Richard C. Ford was repaid an aggregate amount of $58,671 on all outstanding loans. On August 1, 1996, Mr. Ford received 251,013 shares of Common Stock in exchange for his non interesting bearing shareholder loans in the amount of $502,026.

        In January 1997, as amended, the Company loaned Richard C. Ford $200,000 bearing interest at 10% per annum and due in June 1997 secured by 40,000 shares of the Company's Common Stock owned by Mr. Ford. On June 19, 1997, Mr. Ford repaid the entire principal and accrued interest on his loan in the amount of $209,078.

        During 1995, Mr. Richard C. Ford agreed to become personally obligated on behalf of the Company for the repayment of certain loans made to the Company of which all such loans had been repaid as of December 31, 1996.

        Richard C. Ford Consulting Agreement. On July 17, 1997, the Company entered into a six month consulting agreement with Richard C. Ford whereby Mr. Ford would perform various sales consulting and other services for the Company in exchange for a fee of $8,000 per month, health insurance premiums of approximately $1,000, reimbursable business expenses and a commission of 10% of the gross margin of any sales consummated by Mr. Ford during this period. Such agreement was extended to March 4, 1998. During 1997, Mr. Ford was paid approximately $45,000 pursuant to this consulting agreement.

        On July 8, 1998 Richard C. Ford was awarded 300,000 options for past and future services to the Company covering March 1998 through July 7, 1999. One-half of these options vested July 8, 1998 and the other half will vest July 7, 1999.

        D.B. Filters, Inc. On May 20, 1996, the Company acquired all of the common stock of D.B. Filters, Inc. ("DB Filters") for $1,275 in cash and 90,773 shares of its Common Stock with an estimated fair value of approximately $137,000. The fair market value of the shares of Common Stock was based upon $1.51 per Share, which was the price per Share being offered by the Company to investors pursuant to a private offering, which was being undertaken by the Company at the same time as the acquisition of D.B. Filters. DB Filters was owned by two employees of the Company, one of which was Byron Lefebvre, a former Director of the Company. D.B Filter's only assets were the future royalty rights related to the Company's new Element patent and certain restricted, as defined, North American Element manufacturing rights. DB Filters had no other material assets or liabilities at December 3, 1994 and 1995 and no material operations in 1994 and 1995.

         Quantum Industrial Partners LLC. On June 19, 1997, the Company and members of the Ford Family and Taylor Family entered into a Securities Purchase Agreement with Quantum Industrial Partners LDC ("QIP") ("the Agreement"). Pursuant to the Agreement, the Company issued QIP a $2,000,000 non-interest bearing promissory note due December 19, 1997 and received gross proceeds of $2,000,000. This note was subject to mandatory prepayment prior to its due date upon the Company's consummation of a public offering of either debt or equity securities. As long as this note was outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock or retire its existing indebtedness other than required periodic payments. Effective December 19, 1997, the QIP note began accruing interest at 12% per annum ($8,000 of accrued interest at December 31, 1997).

        Additionally, the Company issued a Common Stock Purchase Warrant to QIP for the purchase of 500,000 shares of the Company's Common Stock, exercisable at $2.75 per share and expiring on December 31, 2000. The warrant is subject to anti-dilution provisions under certain circumstances. The Company has also agreed to register securities of QIP under certain circumstances.

        On January 26, 1998, the Company and QIP entered into a Note Exchange Agreement whereby the above $2,000,000 promissory note, due December 19, 1997, was exchanged for a $2,000,000 12% Senior Subordinated Convertible Note (Note) due 2003. Interest shall be payable quarterly commencing April 1, 1998, provided however that at the option of the Company, unpaid interest may be added to the principal balance of the Note in lieu of a cash payment. The Note is senior to all indebtedness of the Company, except bank or financial institution debt. The Note will be redeemable at the option of QIP on or after the earlier of January 1, 2001 and the date on which the Company raises cash proceeds aggregate $10 million involving the sale of debt, equity or assets. As long as this Note is outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock, retire its existing indebtedness other than existing required periodic payments or enter into transactions with any affiliate.

        Prior to January 1, 2003, the Note shall be convertible, at the option of QIP, into Common Stock in the Company at a conversion price of $2.75 per share. The Note is subject to anti-dilution provisions under certain circumstances. The Company has also agreed to register the securities underlying the Note under certain circumstances.

        Additionally, on January 26, 1998, the Company and QIP entered into a Note Purchase Agreement whereby the Company issued QIP a 12% Senior Subordinated Convertible Note in the aggregate principal amount of $500,000. The loan proceeds can be used for general operating expenses of the Company and to repay $103,501 due to a former shareholder. The terms and conditions of this $500,000 Note are identical to the $2,000,000 Note described above.

        On June 19, 1997, QIP purchased 285,000 and 785,000 shares of the Company's Common Stock directly from the children of the Taylor Family and from Mr. Richard Ford and his children for an aggregate purchase price of $785,750 and $2,158,750, respectively.

        Consulting Services. On August 2, 1996, the Company granted Armen Capital Management Corp., whose President is Garo Armen, non-qualified stock options to purchase an aggregate of 250,000 shares of Common Stock at $2.00 per share through August 2, 1998, which vested on January 1, 1997, for various consulting services.

        On May 20, 1997, the Company granted Harvey Stober non-qualified stock options to purchase an aggregate of 20,000 shares of Common Stock at $9.00 per share through March 31, 2000, of which 2,500 shares vested on May 20, 1997, and the remaining options shall vest on a quarterly basis in increments of 2,500 shares commencing on September 30, 1997 for various consulting services.

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

3.1(a) Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (4)

3.2               Bylaws of T/F Purifiner, Inc. (1).

3.3               Memorandum and Articles of Association of TF Purifiner
                  Ltd. (1).

4.1               Amendment No. 1 to Registration Rights Agreement (4).

10.1              Stock Option Plan (1).

10.2              Agreement between T/F Systems, Inc. and T/F Purifiner, Inc.
                  dated March 1, 1991 (with exhibits) (1).

10.3 Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995 (1).

10.4 Stock Exchange Agreement between D.B. Filters, Inc., Byron Lefebvre and Robert Meyer, and T/F Purifiner, Inc. (with exhibits) (1).

10.5 Joint Venture Agreement between T/F Purifiner, Inc. T/F Systems, Inc., Centrax Limited, The Barr Family and A.N. Davies (1).

10.6              Lease Agreement between Papeyco Trading International, Inc.
                  and T/F Purifiner, Inc. dated August 23, 1993 (1).

10.7 Master Distributor Agreement dated April 6, 1995 between KLC Corporation and the Company (1).

10.8 Exclusive Distributor Agreement/Colombia Effective Date March 1, 1996, between Al Pacific Cali and the Company (1).

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

10.15             Securities Purchase Agreement and Exhibits thereto (3)

10.16             Note Exchange Agreement dated as of January 26, 1998 (4).

10.17 12% Senior Subordinated Convertible Note in the principal amount of $2,000,000 (4).

10.18             Note Purchase Agreement dated January 26, 1998 (4)

10.19 12% Senior Subordinated Convertible Note in the principal amount of $500,000 (4).

24.1              Consent of Independent Auditors (5)

27                Financial Data Schedule (5)

99.1 Final Judgment in T/F Systems, Inc. v. Southeast Capital Financing, Inc., Case No. CL 90-12772AE in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (1).

----------------

(1) Incorporated by reference from the Exhibits to the Company's Form 10-SB Registration Statement, as amended, as filed with the Securities and Exchange Commission.

(2) Incorporated by reference from the Exhibit to the Company's Form 8-K, January 9, 1997, as filed with the Securities and Exchange Commission.

(3) Incorporated by reference from the Exhibit to the Company's Form 8-K, June 19, 1997, as filed with the Securities and Exchange Commission.

(4) Incorporated by reference from the Exhibit to the Company's Form 8-KA, February 11, 1998, as filed with the Securities and Exchange Commission.

(5)      Filed herewith.

 B)      Report on Form 8-K.
         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Puradyn Filter Technologies, Incorporated
                                                                    (Registrant)


Date:    September 10, 1998             By: /s/Alan J. Sandler
                                           -------------------
                                               Alan J.Sandler
                                               President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  September 10, 1998


By: /s/ Alan J. Sandler                  By: /s/Richard C. Ford
   --------------------                     -------------------
      Alan J. Sandler                          Richard C. Ford
      President, Director and Principal        Director
      Financial and Accounting Officer