Form 10QSB
period 1998-03-31
T F PURIFINER INC
filed 1998-09-11
CIK 1019787

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1998

                                       OR

[ ]                 TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

               For the transition period from ________ to ________

                         Commission File Number 0-29192

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
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

                             ----------------------

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

                                     Yes [ ]         No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 15, 1998: 5,206,379.

                                       1
================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Puradyn Filter Technologies Incorporated
                           Condensed Balance Sheet

                                                                  March 31, 1998              December 31,
                                                                  (Unaudited)                    1997
                                                                  -----------                    ----
Assets
Current assets:
Cash and cash equivalents                                          $       2,638              $    252,874
Trade accounts receivable, net                                            71,872                    87,142
Inventories                                                              487,876                   529,440
Prepaid expenses and other current assets                                 55,787                   112,477
                                                                   -------------             -------------
Total current assets                                                     618,173                   981,933

Property and equipment, net                                              358,905                   362,898
Other assets                                                              28,356                    17,139
                                                                   -------------             -------------
      Total assets                                                    $1,005,434                $1,361,970
                                                                   =============             =============

Liabilities and Capital Deficiency
Current Liabilities:
Accounts payable                                                      $  248,222                $  206,995
Accrued expenses                                                         324,591                   175,859
Customer deposits and other                                               94,044                    96,540
Current portion of note payable and capital lease obligations             40,153                    41,393
Current portion of note payable to former shareholder                    103,635                   103,501
                                                                   -------------             -------------
Total current liabilities                                                810,645                   624,288

Notes payable to QIP, a shareholder, including interest                2,579,000                 2,008,000
Note payable to former shareholder                                       191,121                   295,024
Note payable and capital lease obligations                                25,614                    34,143
Deferred rent and liability to equity investee                             4,565                     4,063
                                                                   -------------             -------------
Total liabilities                                                      3,610,945                 2,965,518
                                                                   -------------             -------------
Contingencies

Capital Deficiency:
Preferred Stock, $.001 par value,
   500,000 shares authorized                                                   -                         -
Common Stock, $.001 par value,
   20,000,000 shares authorized, 5,206,379
   and 5,205,879 issued and outstanding                                    5,206                     5,206
Additional paid-in-capital                                             7,298,522                 7,297,522
Unearned compensatory options                                            (13,630)                  (17,320)
Loans and subscriptions receivable                                       (63,931)                  (73,931)
Accumulated deficit                                                   (9,831,678)               (8,815,025)
                                                                   -------------             -------------
Total capital deficiency                                              (2,605,511)               (1,603,548)
                                                                   -------------             -------------
       Total liabilities and capital deficiency                      $ 1,005,434               $ 1,361,970
                                                                   =============             =============

See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Operations
               For the Three Months Ended March 31, 1997 and 1998
                                   (Unaudited)

                                                                                 1997                1998
                                                                                 ----                ----
Net sales                                                                     $415,901           $ 194,723
Cost of sales                                                                  272,329             192,365
                                                                          ------------        ------------
Gross profit                                                                   143,572               2,358
                                                                          ------------        ------------

Operating expenses:
 Selling                                                                       574,617             600,637
 General and administrative                                                    232,895             271,052
 Engineering and development                                                    25,486              76,232
 Deferred profit                                                                (3,488)                  -
                                                                          ------------        ------------
Total operating expenses                                                       829,510             947,921
                                                                          ------------        ------------

Operating loss                                                                (685,938)           (945,563)
                                                                          ------------        ------------

Other income (expense):

Interest expense                                                                (2,638)            (75,999)
Interest income                                                                 16,246               4,909
                                                                          ------------        ------------
Total other income (expense)                                                    13,608             (71,090)
                                                                          ------------        ------------

                                                                          ------------        ------------
Net loss                                                                     $(672,330)        $(1,016,653)
                                                                          =============       ============

Basic and diluted loss per common share                                         $ (.13)             $( .20)
                                                                          =============       ============

Weighted average common shares outstanding                                    5,133,005          5,206,235
                                                                          =============       ============

See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                         Condensed Statements of Changes
                              in Capital Deficiency
                    For The Three Months Ended March 31, 1998
                                   (Unaudited)

                                     Common       Stock    Additional       Unearned                                       Total
                                     ------------------     Paid-In-      Compensatory       Loans        Accumulated     Capital
                                     Shares       Amount    Capital         Options        Receivable       Deficit      Deficiency
                                     ----------------------------------------------------------------------------------------------
Balance at January 1, 1998            5,205,879    $5,206   $7,297,522      $(17,320)      $(73,931)    $(8,815,025)   $(1,603,548)


Exercise of stock options, net              500                  1,000                                                       1,000

Collections of loans receivable                                                              10,000                         10,000


Amortization of unearned
  Compensation                                                                 3,690                                         3,690

Net loss                                                                                                 (1,016,653)    (1,016,653)
                                      ---------    ------   ----------     ---------     ----------     -----------    -----------
Balance at March 31, 1998             5,206,379    $5,206   $7,298,522      $(13,630)      $(63,931)    $(9,831,678)   $(2,605,511)
                                      =========    ======   ==========     =========     ==========     ===========    ===========

See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1998
                                   (Unaudited)

                                                                                1997               1998
                                                                                ----               ----
Operating activities
Net loss                                                                    $(672,330)       $(1,016,653)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                                32,565             37,589
  Deferred interest on notes payable to QIP                                         -             71,000
  Issuances of compensatory stock options and warrants                         66,105                  -
  Cancellation of Common Stock                                                (10,000)                 -
  Changes in operating assets and liabilities:
   Trade accounts receivable, net                                             (56,813)            15,270
   Inventories                                                               (112,897)            41,564
   Prepaid expenses and other current assets                                  (40,713)            56,690
   Other assets                                                                (2,141)             5,651
   Accounts payable                                                              (611)            41,227
   Accrued expenses                                                            20,213            148,732
   Customer deposits and other                                                (82,941)            (2,496)
   Deferred rent                                                               (2,250)            (2,636)
                                                                           ----------         ----------
Net cash used in operating activities                                        (861,813)          (604,062)
                                                                           ----------         ----------
Investing activities
Patents and trademarks                                                         (2,828)                 -
Purchases of property and equipment                                          (113,023)           (29,906)
Increase in note receivable from shareholder/officer                         (200,000)                 -
                                                                           ----------         ----------
Net cash used in investing activities                                        (315,851)           (29,906)
                                                                           ----------         ----------
Financing activities
Proceeds from issuances of Common Stock and
 exercise of stock options, net                                             1,058,588              1,000
Proceeds from note payable issued to QIP                                            -            500,000
Collection of loans receivable                                                      -             10,000
Proceeds from issuance of notes payable                                        20,200                  -
Increase in deferred issuance and financing costs                              (6,709)           (16,868)
Payment of notes payable and capital lease obligations                         (6,879)            (9,769)
Payment of note payable to former shareholder                                 (99,030)          (103,769)
Borrowing from investee                                                             -              7,500
Repayment to investee                                                         (13,284)            (4,362)
                                                                           ----------         ----------
Net cash provided by financing activities                                     952,886            383,732
                                                                           ----------         ----------

Decrease in cash and cash equivalents                                        (224,778)          (250,236)
Cash and cash equivalents at beginning of period                              928,960            252,874
                                                                           ----------         ----------
Cash and cash equivalents at end of period                                 $  704,182         $    2,638
                                                                           ==========         ==========

See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.  Basis of Presentation and Company

The accompanying condensed financial statements as of March 31, 1998 and for the three month period ended March 31, 1997 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations for these interim periods. Such interim financial statements have been prepared on the basis of presentation as more fully described in the Puradyn Filter Technologies Incorporated (formerly known as T/F Purifiner, Inc.) ("the Company") annual financial statements and should be read in conjunction with the Company's audited financial statements which are included in the Company's Form 10-KSB. The results of operations for the three month period ended March 31, 1998 is not necessarily indicative of the results to be expected for the entire year.

The Company has incurred recurring losses from operations since inception, which has resulted in net cash outflows to fund operations. Cash to fund these requirements have come from several private placements of its Common Stock in 1996, and debt financing in June 1997 for $2,000,000 and in January 1998 for $500,000. In addition, during May and June 1998, the Company borrowed $150,000, secured by inventory, from the Company's director, Richard C. Ford, and an additional $250,000 in August 1998 from Barnett Bank which was secured by substantially all of the Company's assets and guaranteed by the Richard C. Ford. The Company needs to complete additional financings in 1998 to continue its operations, however there is no assurance that the Company can complete these financings or that the major shareholder will loan additional funds to the Company.

In late March 1998, the Company curtailed its operations and reduced its remaining workforce to key personnel. These actions were taken for a number of reasons, but primarily to reduce the amount of cash required to maintain the Company while it continues to seek to arrange additional financing. During the three months ended March 31, 1998, the Company continued its intensified efforts to increase sales of its products directed at potential customers with large fleets of vehicles and original equipment manufacturers. However, there is no assurance that these efforts will result in profitable operations or reduce the amount of cash required to sustain operations.

These factors raise substantial doubts about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company must obtain additional financing. The inability to obtain additional financing when needed would have a material adverse effect on the Company, including requiring the Company to curtail or cease its operations. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary as a result of the above uncertainty.

Certain general and administrative expenses in the 1997 Statement of Operations were reclassified to Engineering and Development expenses in order to conform to the 1998 presentation.

2.  Inventories

At March 31, 1998, inventories consist of the following:

                  Raw materials                                   $339,748
                  Finished goods                                   137,808
                  Supplies                                          10,320
                                                                  --------
                  Total inventories                               $487,876
                                                                  ========

3.  Contingencies

In January 1997, a patent holder filed an action against the Company for non payment of approximately $21,000 of unpaid royalties claimed by him and seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. The case is scheduled to go to trial in December 1998. Although the Company believes meritorious defenses against the monetary amounts alleged by the licensor patent owner, it had unsuccessfully offered to settle this litigation with the patent holder, including the payment of such alleged unpaid royalties, which amount relates primarily to the timing of the royalty payment and legal fees regarding defending certain patents pending of the licensor. The Company, upon advice of counsel, does not believe the license holder will be in a position to obtain an injunction against the Company's manufacturing and selling of the Purifiner products. However, the ultimate outcome of this matter cannot be determined at this time.

On June 24, 1997, TF Systems, Inc.'s ("Systems") former law firm filed a complaint against the Company, Systems, Richard C. Ford, individually and an inactive company controlled by Richard C. Ford, demanding payment of approximately $313,000 of legal fees and cost, plus interest and attorney fees, related primarily to obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems, a related party, formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company prior to January 1, 1996. Systems was awaiting the judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible legal fee claims aggregating approximately $75,000 at December 31, 1997. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn did not assume these obligations as part of its purchase of Systems in 1995 and management believes such amounts are not the responsibility of Puradyn. However, Systems is an inactive company whose only asset is the claim that was reversed on appeal maybe retried by Systems. Accordingly, the ability to collect such funds, as required, from Systems is uncertain. The ultimate outcome of this litigation and other unasserted claims against the Company cannot be determined at this time; however, based upon the opinion of counsel, a favorable outcome is likely. No liability has been recorded for these claims in the accompanying balance sheet.

4.  Joint Venture

Effective January 1, 1996, the Company entered into a joint venture agreement whereby such venture, TF Purifiner Ltd. Ltd's operations (50% voting interest) and is accounting for Ltd using the equity method. The Company is not required to fund Ltd and continues to sell product to Ltd until such time as Ltd decides to exercise its rights under the agreement to manufacture the Company's products in 1997. Ltd was initially capitalized with approximately $88,000 provided by one of its shareholders. Through March 31, 1998, Ltd advanced the Company approximately $144,000, to be used to fund certain patent and trademark filings for the venture's exclusive territory, most of which has been used. For the three months ended March 31, 1997 and 1998, the Company sales to Ltd were insignificant. The Company is commencing to negotiate with Ltd's other 45% shareholder (Centrax
Ltd) relating to the ownership/licensing of various pending patents filed by Centrax, as well as other matters, including the possible discontinuation of the joint venture with Centrax. The ultimate outcome of these negotiations cannot be determined at this time.


5.  Notes Payable to QIP, a Shareholder

On June 19, 1997, the Company and members of the Ford Family and Taylor Family entered into a Securities Purchase Agreement ("the Agreement") with Quantum Industrial Partners LDC ("QIP"), a shareholder in the Company. Pursuant to the Agreement, the Company issued QIP a $2,000,000 non-interest bearing promissory note due December 19, 1997 and received gross proceeds of $2,000,000. This note was subject to mandatory prepayment prior to its due date upon the Company's consummation of a public offering of either debt or equity securities. As long as this note was outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock or retire its existing indebtedness other than required periodic payments. Effective December 19, 1997, the QIP Note began accruing interest at 12% per annum.

On January 26, 1998, the Company and QIP entered into a Note Exchange Agreement whereby the above $2,000,000 promissory note, due December 19, 1997, was exchanged for a $2,000,000 12% Senior Subordinated Convertible Note due 2003. Additionally, on January 26, 1998, the Company and QIP entered into a Note Purchase Agreement whereby the Company issued QIP a 12% Senior Subordinated Convertible Note in the aggregate principal amount of $500,000. The loan proceeds were used for general operating expenses of the Company and to repay $103,501 due to a former shareholder. The terms and conditions of the $500,000 Note and the $2,000,000 Note (collectively, the "Notes") are identical.

The Notes provide that interest shall be payable quarterly commencing April 1, 1998, provided however that at the option of the Company, unpaid interest may be added to the principal balance of the Notes in lieu of a cash payment. The Company elected to have the aggregate accrued interest on the Notes of $79,000 at March 31, 1998, added to the principal balance of the Notes and, accordingly, has classified the aggregate amount due to QIP at March 31, 1998, of $2,579,000 as a long term liability. The Notes are senior to all indebtedness of the Company, except bank or financial institution debt. The Notes will be redeemable at the option of QIP on or after the earlier of January 1, 2001 or the date on which the Company raises cash proceeds aggregate $10 million involving the sale of debt, equity or assets. As long as these Notes are outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock, retire its existing indebtedness other than existing required periodic payments or enter into transactions with any affiliate.

The Notes further provide that prior to January 1, 2003, at the option of QIP, the principal amount can be converted into Common Stock of the Company at a conversion price of $2.75 per share. The Notes are subject to anti-dilution provisions under certain circumstances. The Company has also agreed to register the securities underlying the Note under certain circumstances. As of March 31, 1998, the Company has reserved 909,091 shares of its Common Stock for issuance under the conversion provisions of the Notes.

6.  Net (Loss) Per Share of Common Stock

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted Statement No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on per share amounts previously reported was not significant. The effects of potential common shares such as warrants, options and convertible preferred stock has not been included, as the effect would be antidilutive.


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

General

The Company was formed in 1987, and commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) products. The acceptance of the Purifiner products is the result of various factors, including the growing desire of users to extend oil change intervals, reduce maintenance costs, extend engine life and preserve the environment. In 1998, the Company had been unable to increase its revenues through its current distribution network. Accordingly, the Company has recently refocused certain of its resources on the development of commercial relationships with original equipment manufacturers ("OEM's"), which the Company believes will result in the increasing acceptance of the Purifiner products in the marketplace and, accordingly, increase revenues.

Results of Operations for the Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months ended March 31, 1998 ("1998") to the three months ended March 31, 1997 ("1997"), in thousands.


                                                                Three Months Ended March 31,
                                                                       (in thousands)
                                                         ----------------------------------------
                                                                                         Increase
                                                           1997             1998        (Decrease)
                                                           ----             ----        ---------
Net sales                                                 $ 416          $   195             $(221)
                                                         ------         --------         ---------
Operating costs and expenses:
  Cost of sales                                             272              192               (80)
  Selling expenses                                          575              601                26
  General and administrative expenses                       233              271                38
  Engineering and development                                25               76                51
  Other                                                      (3)               -                 3
                                                         ------         --------         ---------
Total operating costs and expenses                        1,102            1,140                38
                                                         ------         --------         ---------

Operating loss                                             (686)            (945)             (259)
Interest (expense) and income                                14              (71)              (85)
                                                         ------         --------         ---------
Net loss                                                  $(672)         $(1,016)            $(344)
                                                         ======         ========         =========


Net Sales. Net sales decreased by approximately $221,000 from $415,901 in 1997 to $194,723 in 1998. This decrease was primarily attributable to reduced international sales, inability to turn material evaluations into sales and the overall market resistance seen in 1997 to purchase the Purifiner in large volume amounts without long term evaluation periods and the acceptance of the Purifiner by major engine and truck manufacturers. The Company believes this market resistance will turn around later in 1998 as major engine and truck manufacturers are currently evaluating extended drain intervals and bypass filtration methods, including the Purifiner, as a means to help meet various federal emissions regulations, as well as for competitive advantage in the marketplace. The approach by which the Company is dealing with its decreased revenue is discussed below.

During 1997, the Company implemented a new product pricing strategy to reduce the Company's selling prices to enable end users to obtain a significantly improved return on investment. The Company believed this new strategy would promote the sale of the Company's products and result in increased long-term revenues from unit and replacement filter sales and also provide the Company with the ability to reduce its product costs, primarily through 1) volume purchase discounts, 2) utilization of excess fixed manufacturing capacity and 3) improved production processes. To date, the Company has not realized the significant increase in revenues it had anticipated as a result of lowering its selling prices and, accordingly, also did not realize the anticipated cost savings related thereto. Therefore, the Company's gross margin was adversely affected. Accordingly, effective November 1, 1997, the Company revised its pricing strategy and substantially increased the U.S. prices of substantially all the Purifiner units in order to recapture various cost increases from product improvements, material cost increases and to position the Purifiner pricing to be in alignment with the Company's strategy to sell Purifiners to Original Equipment Manufacturers ("OEM's"). There can be no assurance that the OEM's will eventually purchase the Purifiner from the Company's. The Company's November 1997 price increase will not effect certain ongoing evaluations which have been quoted at previous lower prices for units purchased in 1998.

Cost of Sales. Cost of sales decreased by approximately $80,000 from $272,329 in 1997 to $192,365 in 1998. The Company's gross margin decreased slightly from 34.5% to 1.2% in 1998. The gross margin decrease was due to the cost increases to the product incurred primarily for costs to make reengineered improvements to finished products and other materials, and material price increases, and the costs associated with excess manufacturing capacity. Unless the Company can increase its revenues, it gross margins will continue to be adversely affected by its excess fixed cost manufacturing capacity.

Selling Expenses. Selling expenses increased by approximately $26,000 from $574,617 in 1997 to $600,637 in 1998. The primary reasons for this increase were the increases in various selling expenses such as salaries for new personnel and consultants, office and related expenses, advertising, product evaluation and installation expenses, and travel and related expenses in 1998 versus 1997.

Commencing in the first two quarters of 1997, the Company began implementing a product evaluation program, whereby it would supply Purifiner units, replacement filters and installation services at no cost to certain potential customers or to assist its distributors potential customers, to evaluate the effectiveness of the Purifiner. The costs related to this evaluation program have been charged to selling expenses and no significant revenues have been recognized. To the extent these evaluations are not successful or the Company is unable to consummate these potential sales, the Company's future revenues will be adversely effected. To date, only a limited number of these evaluations have been converted to actual sales.

General and Administrative Expenses. General and administrative expenses increased by approximately $38,000 from $232,895 in 1997 to $271,052 in 1998. This dollar increase was generally due to the increased level of business activity, specifically including increases in salaries, office and related expenses, travel, and professional fees plus a provision for doubtful accounts.

Engineering and Development Expenses. Engineering and development expenses increased by approximately $51,000 from $25,486 in 1997 to $76,232 in 1998. This increase was primarily the result of increased personnel costs and a refocusing on the reengineering of the Purifiner.

Interest Expense and Income. Interest expense increased by approximately $73,000 from $2,638 in 1997 to $75,999 in 1998. This increase resulted from the $2,000,000 Note Payable to a shareholder issued in June 1997 which was increased to $2,500,000 in January, 1998.. Interest income decreased by approximately $11,000 from $16,246 in 1997 to $4,909 in 1998 as a result of decreased cash balances in 1998 and due to the absence in 1998 of the interest earned on a note receivable from its former president, which note was repaid in June 1997.

Liquidity and Capital Resources

The Company has incurred recurring losses from operations since inception, which has resulted in net cash outflows to fund operations. Cash to fund these requirements has come from several private placements of its Common Stock in 1996, and debt financing in June 1997 for $2,000,000 and in January 1998 for $500,000. In addition, during May and June 1998, the Company borrowed $150,000 from a major shareholder, secured by inventory, and an additional $250,000 from Barnett Bank which was collateralized by the Ford Family. The Company needs to complete additional financings in 1998 to continue its operations, however there is no assurance that the Company can complete these financings or that the major shareholder will loan additional funds to the Company.

In late March 1998, the Company curtailed its operations and reduced its remaining workforce to key personnel. These actions were taken for a number of reasons, of primary importance was reducing the amount of cash required to maintain the Company while it continues to seek to arrange additional financing. During the three months ended March 31, 1998, the Company continued its intensified efforts to increase sales of its products directed at potential customers with large fleets of vehicles and original equipment manufacturers. However, there is no assurance that these efforts will result in profitable operations or reduce the amount of cash required to sustain operations.

At March 31, 1998, the Company had negative working capital of $192,000 and its current ratio (current assets to current liablilities) was .76 to 1.00, as compared to working capital of $358,000 and a current ratio of 1.57 to 1.00 at December 31, 1997. At March 31, 1998, the Company owed approximately $473,000 in current liabilities to various trade and unrelated creditors. Most of these creditors continue to provide services to the Company or have indicated a willingness to restructure these obligations, accept Common Stock of the Company in exchange for a certain portion of these obligations, or defer for the current time payment of these obligations. However, one creditor, who claims to be owed approximately $75,000, has initiated suit against the Company, and the Company is seeking to defend this lawsuit based, in part, on what is believed to be excessive charges alleged by this creditor. There can be no assurances that creditors will continue to provide service to the Company or that other creditors will continue to refrain from initiating lawsuits against the Company in the future.

The Company continues to seek both short-term and long term investment commitments from various institutions and investor groups. The Company's director, Richard C. Ford, loaned the Company an aggregate of $150,000 in May and June 1998 under one year notes payable, secured by inventory with interest at 12%. On August 21, 1998, the Company entered into a Revolving Note Agreement with its bank for $250,000 with interest at 8.75%. The Note is secured by substantially all of the Company's assets and is guaranteed by Richard C. Ford. The Note is due August 21, 1999. Management believes that such funding, along with revenues from present and prospective customers will provide the Company with sufficient cash resources through December 31, 1998. There can be no assurances, however, that such cash resources will be sufficient during that time or that the Company will be able to obtain additional financing from either members of management or other investors. In the absence of sufficient revenues or financing, the Company may be unable to sustain its operations.

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

Impact of Year 2000 Issue

The Company is assessing the possible effects on its operations of the impact through its own systems and the systems of its key suppliers and subcontractors of the Year 2000 issue. The Company has no interactive or linked computer systems to any of its suppliers or subcontractors, and does not have extensive reliance on internal computer systems for its manufacturing, marketing or sales operations. While the impact of the Year 2000 issue could have a material effect on the Company's operations and financial results, the Company at this time believes the potential impact and related costs are not significant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 3, 1998, the Company obtained the written consent of the holders of a majority in interest of the Common Stock of the Company approving that the Certificate of Incorporation of T/F Purifiner, Inc. be amended to change the name of the Company to Puradyn Filter Technologies Incorporated. Such consent was obtained in lieu of a special meeting of stockholders in accordance with
Section 228 of the Delaware General Corporation Law. A total of 2,904,948 shares voting for the name change were obtained or 55.8% of the Common Stock outstanding on the record date of December 22, 1997.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     a)    Exhibits:
           Exhibit 27 - Financial Data Schedule (Electronic filing only)

     b)    Reports on Form 8-K.

            1. On February 6 and 11, 1998, the Company filed reports on Form 8-K and Form 8-K/A reporting (1) its entering into a Note Exchange Agreement, Note Purchase Agreement, Amendment No. 1 to Registration Rights Agreement and issuance of 12% Senior Subordinated Convertible Notes in the principal amount of $2,000,000 and $500,000, all dated January 26, 1998, with
                Quaatum Industrial Partners, LDC and (2) its Certificate of Amendment dated February 3, 1998 to Certificate of Incorporation which changed its name from T/F Purifiner, Inc. to Puradyn Filter Technologies Incorporated.

            2. On April 1, 1998, the Company filed Form 8-K to report the resignation of the Company's President and Chief Executive Officer, the Vice President of Sales and Marketing, the Vice President of Technology, the Controller and two members of the Board of Directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PURADYN FILTER TECHNOLOGIES INCORPORATED
                                                                    (Registrant)





Date:  September 10, 1998
                                                  By  /s/ Alan J. Sandler
                                                      --------------------------
                                                             President




                                                  By /s/ Richard C. Ford
                                                     ---------------------------
                                                             Director