Form 10QSB
period 1998-06-30
T F PURIFINER INC
filed 1998-09-11
CIK 1019787

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


                  For the quarterly period ended June 30, 1998


                                       OR

    [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                For the transition period from________to________

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

                     Yes X           No
                        ---            ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.


                     Yes              No
                        ---             ---

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 15, 1998: 5,206,379.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Puradyn Filter Technologies Incorporated
                            Condensed Balance Sheet


                                                                   June 30, 1998              December 31,
                                                                     (Unaudited)                   1997
                                                                     -----------                   ----
Assets
Current assets:
Cash and cash equivalents                                             $        -                $  252,874
Trade accounts receivable, net                                            39,825                    87,142
Inventories                                                              428,585                   529,440
Prepaid expenses and other current assets                                 11,474                   112,477
                                                                      ----------                ----------
Total current assets                                                     479,884                   981,933

Property and equipment, net                                              334,258                   362,898
Other assets                                                              24,783                    17,139
                                                                      ----------                ----------
         Total assets                                                 $  838,925                $1,361,970
                                                                      ==========                ==========

Liabilities and Capital Deficiency
Current Liabilities:
Cash overdraft                                                        $   23,048                $        -
Accounts payable                                                         248,294                   206,995
Accrued expenses                                                         371,935                   175,859
Customer deposits and other                                              101,796                    96,540
Notes payable to shareholder                                             150,000                         -
Current portion of note payable and capital lease obligations             33,435                    41,393
Current portion of note payable to former shareholder                    103,635                   103,501
                                                                      ----------                ----------
Total current liabilities                                              1,032,143                   624,288

Notes payable to QIP, a shareholder, including interest                2,656,370                 2,008,000
Note payable to former shareholder                                       191,121                   295,024
Note payable and capital lease obligations                                22,018                    34,143
Deferred rent and liability to equity investee                             4,565                     4,063
                                                                      ----------                ----------
Total liabilities                                                      3,906,217                 2,965,518
                                                                      ----------                ----------

Contingencies

Capital Deficiency:
Preferred stock, $.001 par value,
     500,000 shares authorized                                                 -                        -
Common stock, $.001 par value,
    20,000,000 shares authorized, 5,206,379
    and 5,205,879 shares issued and outstanding                            5,206                     5,206
Additional paid-in-capital                                             7,298,522                 7,297,522
Unearned compensatory options                                            (9,940)                  (17,320)
Loans and subscriptions receivable                                      (60,931)                  (73,931)
Accumulated deficit                                                 (10,300,149)               (8,815,025)
                                                                    ------------              ------------
Total capital deficiency                                             (3,067,292)               (1,603,548)
                                                                    ------------              ------------
            Total liabilities and capital deficiency                $    838,925              $  1,361,970
                                                                    ============              ============


See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Operations
        For the Three Months and Six Months Ended June 30, 1997 and 1998
                                   (Unaudited)


                                      Three Months Ended June 30,         Six Months Ended June 30,
                                   -------------------------------    --------------------------------
                                          1997             1998            1997            1998
                                          ----             ----            ----            ----
Net sales                            $   432,288      $   154,022      $   848,189      $   348,745
Cost of  sales                           236,222          148,597          508,551          340,962
                                     -----------      -----------      -----------      -----------
Gross profit                             196,066            5,425          339,638            7,783
                                     -----------      -----------      -----------      -----------

Operating expenses:
Selling                                  629,579          214,573        1,204,196          815,210
General and administrative               326,593          142,673          559,488          413,725
Engineering and development               29,708           33,584           55,194          109,816
Deferred profit                           (2,975)            --             (6,463)            --
                                     -----------      -----------      -----------      -----------
Total operating expenses                 982,905          390,830        1,812,415        1,338,751
                                     -----------      -----------      -----------      -----------

Operating loss                          (786,839)        (385,405)      (1,472,777)      (1,330,968)
                                     -----------      -----------      -----------      -----------

Other income (expense):
Interest expense                         (13,337)         (83,932)         (15,975)        (159,931)
Interest income                           12,814              866           29,060            5,775
                                     -----------      -----------      -----------      -----------
Total other income (expense)                (523)         (83,066)          13,085         (154,156)
                                     -----------      -----------      -----------      -----------

Net loss                             $  (787,362)     $  (468,471)     $(1,459,692)     $(1,485,124)
                                     ===========      ===========      ===========      ===========

Basic and diluted loss per share     $      (.15)     $      (.09)     $      (.28)     $      (.29)
                                     ===========      ===========      ===========      ===========

Weighted average common
     shares outstanding                5,145,879        5,206,379        5,139,442        5,206,307
                                     ===========      ===========      ===========      ===========

See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                         Condensed Statements of Changes
                              in Capital Deficiency
                     For The Six Months Ended June 30, 1998
                                   (Unaudited)





                                    Common       Stock        Additional     Unearned                                      Total
                                    ------------------         Paid-In-    Compensatory     Loans      Accumulated        Capital
                                    Shares       Amount        Capital       Options      Receivable    Deficit          Deficiency
                                    -----------------------------------------------------------------------------------------------


Balance at January 1, 1998        5,205,879    $    5,206    $ 7,297,522   $  (17,320)   $  (73,931)   $ (8,815,025)   $ (1,603,548)


Exercise of stock options, net          500                        1,000                                                      1,000

Collections of loans receivable                                                              13,000                          13,000

Amortization of unearned
  compensation                                                                  7,380                                         7,380

Net loss                                                                                                 (1,485,124)     (1,485,124)
                                  ---------    ----------    -----------   ----------    ----------    ------------    ------------
Balance at June 30, 1998          5,206,379    $    5,206    $ 7,298,522   $   (9,940)   $  (60,931)   $(10,300,149)   $ (3,067,292)
                                  =========    ==========    ===========   ==========    ==========    ============    ============


See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1998
                                   (Unaudited)

                                                                                1997               1998
                                                                                ----               ----
Operating activities
Net loss                                                                    $(1,459,692)      $(1,485,124)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                                    55,320            67,380
Deferred interest on notes payable to QIP                                             -           148,370
Issuances of  compensatory options and warrants                                 131,118                 -
Cancellation of Common Stock                                                    (10,000)                -
Changes in operating assets and liabilities:
      Trade accounts receivable, net                                            (49,383)           47,317
      Inventories                                                              (161,971)          100,855
      Prepaid expenses and other current assets                                 (40,141)          101,003
      Other assets                                                               (1,588)           10,247
      Accounts payable                                                         (135,298)           41,299
      Accrued expenses                                                          185,980           196,076
      Customer deposits and other                                              (104,988)            5,256
      Deferred rent                                                              (4,500)           (2,636)
                                                                             -----------         ---------
Net cash used in operating activities                                        (1,595,143)         (769,957)
                                                                             -----------         ---------

Investing activities
Purchases of property and equipment                                            (148,656)          (31,360)
Patents and trademarks                                                          (42,368)                -
Decrease in other assets                                                         11,100                 -
Increase in note receivable from shareholder/officer                            200,000                 -
Decrease in note receivable from shareholder/officer                           (200,000)                -
                                                                             -----------         ---------
Net cash used in investing activities                                          (179,924)          (31,360)
                                                                             -----------         ---------

Financing activities
Proceeds from issuances of Common Stock and
  exercise of stock options, net                                              1,073,550             1,000
Proceeds from notes payable issued to QIP                                     2,000,000           500,000
Proceeds from issuance of notes payable to shareholder
  and other notes payable                                                        20,200           150,000
Increase in deferred issuance and financing costs                               (65,857)          (17,891)
Collection of loans receivable                                                        -            13,000
Payment of notes payable and capital lease obligations                          (13,437)          (20,083)
Payment of note payable to former shareholder                                   (99,585)         (103,769)
Borrowing from investee                                                               -             7,500
Repayment to investee                                                           (20,351)           (4,362)
Due to bank                                                                           -            23,048
                                                                             -----------         ---------
Net cash provided by financing activities                                     2,894,520           548,443
                                                                             -----------         ---------

Increase (decrease) in cash and cash equivalents                              1,119,453          (252,874)
Cash and cash equivalents at beginning of period                                928,960           252,874
                                                                             -----------        ----------
Cash and cash equivalents at end of period                                   $2,048,413         $      -0-
                                                                             ===========        ==========

See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.   Basis of Presentation and Company

The accompanying condensed financial statements as of June 30, 1998 and for the three month periods and six month periods ended June 30, 1997 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations for these interim periods. Such interim financial statements have been prepared on the basis of presentation as more fully described in the Puradyn Filter Technologies Incorporated (formerly known as T/F Purifiner, Inc.) ("the Company") annual financial statements and should be read in conjunction with the Company's audited financial statements which are included in the Company's Form 10-KSB. The results of operations for the three month period and six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

The Company has incurred recurring losses from operations since inception, which has resulted in net cash outflows to fund operations. Cash to fund these requirements have come from several private placements of its Common Stock in 1996, and debt financing in June 1997 for $2,000,000 and in January 1998 for $500,000. In addition, during May and June 1998, the Company borrowed $150,000 from the Company's director, Richard C. Ford, secured by inventory, and an additional $250,000 in August 1998 from Barnett Bank which was secured by substantially all of the Company's assets and guaranteed by Richard C. Ford. The Company needs to complete additional financings in 1998 to continue its operations, however there is no assurance that the Company can complete these financings or that the major shareholder will loan additional funds to the Company. At June 30, 1998, the Company had a cash overdraft of approximately $23,000.

In late March 1998, the Company curtailed its operations and reduced its remaining workforce to key personnel. These actions were taken for a number of reasons, of primary importance was reducing the amount of cash required to maintain the Company while it continues to seek to arrange additional financing. During the six months ended June 30, 1998, the Company continued its intensified efforts to increase sales of its products directed at potential customers with large fleets of vehicles and original equipment manufacturers. However, there is no assurance that these efforts will result in profitable operations or reduce the amount of cash required to sustain operations.

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

2.   Inventories

At June 30, 1998, inventories consist of the following:

                  Raw materials                              $351,106
                  Finished goods                               67,159
                  Supplies                                     10,320
                                                             --------
                  Total inventories                          $428,585
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


4.   Joint Venture

Effective January 1, 1996, the Company entered into a joint venture agreement whereby such venture, TF Purifiner Ltd. Ltd's operations (50% voting interest) and is accounting for Ltd using the equity method. The Company is not required to fund Ltd and continues to sell product to Ltd until such time as Ltd decided to exercise its rights under the agreement to manufacture the Company's products in

1997. Ltd was initially capitalized with approximately $88,000 provided by one of its shareholders. Through June 30, 1998, Ltd advanced the Company approximately $144,000, to be used to fund certain patent and trademark filings for the venture's exclusive territory, most of which was used. For the six months ended June 30, 1997 and 1998, sales of the Company's products to Ltd were insignificant. The Company is commencing to negotiate with Ltd's other 45% shareholder (Centrax Ltd) relating to the ownership/licensing of various pending patents filed by Centrax, as well as other matters, including the possible discontinuation of the joint venture with Centrax. The ultimate outcome of these negotiations cannot be determined at this time.

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

The Notes provide that interest shall be payable quarterly commencing April 1, 1998, provided however that at the option of the Company, unpaid interest may be added to the principal balance of the Notes in lieu of a cash payment. The Company elected to have the aggregate accrued interest on the Notes of $148,370 through June 30, 1998, added to the principal balance of the Notes and, accordingly, has classified the aggregate amount due to QIP at June 30, 1998, of $2,656,370 as a long term liability. The Notes are senior to all indebtedness of the Company, except bank or financial institution debt. The Notes will be redeemable at the option of QIP on or after the earlier of January 1, 2001 or the date on which the Company raises cash proceeds aggregate $10 million involving the sale of debt, equity or assets. As long as these Notes are outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock, retire its existing indebtedness other than existing required periodic payments or enter into transactions with any affiliate.

The Notes further provide that prior to January 1, 2003, at the option of QIP, the principal amount can be converted into Common Stock of the Company at a conversion price of $2.75 per share. The Notes are subject to anti-dilution provisions under certain circumstances. The Company has also agreed to register the securities underlying the Note under certain circumstances. As of June 30, 1998, the Company has reserved 965,953 shares of its Common Stock for issuance under the conversion provisions of the Notes.

6.    Net (Loss) Per Share of Common Stock

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted Statement No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant. The effects of potential common shares such as warrants, options and convertible preferred stock has not been included as the effect would be antidilutive.

7.    Notes Payable to Shareholder

The Company's director, Richard Ford, loaned the Company an aggregate of $150,000 in May and June 1998 under one year notes payable with interest at 12%. The notes are secured by the Company's inventories.

8.    Revolving Note Agreement With Bank

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

Results of Operations for the Three Months and Six Months Ended June 30, 1998, Compared to the Three Months and Six Months Ended March 31, 1997

The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months and six months ended June 30, 1998 to the three months and six months ended June 30, 1997, in thousands.

                                                                 Three Months Ended                      Six Months Ended
                                                                      June 30,                               June 30,
                                                      -------------------------------------     ------------------------------------
                                                                                     Incr.                                   Incr.
                                                         1997           1998         (Decr)        1997         1998         (Decr)
                                                         ----           ----         ------        ----         ----         -------
                                                                   (in thousands)                      (in thousands)
Net sales                                               $   432       $   154      $  (278)      $   848       $   349      $  (499)
                                                        -------       -------      -------       -------       -------      -------
Operating costs and expenses:
  Cost of sales                                             236           148          (88)          508           341         (167)
  Selling expenses                                          629           215         (414)        1,204           815         (389)
  General and administrative expenses                       326           142         (184)          560           414         (146)
  Engineering and development                                30            34            4            55           110           55
  Other                                                      (3)         --              3            (6)         --              6
                                                        -------       -------      -------       -------       -------      -------
Total operating costs and expenses                        1,218           539         (679)        2,321         1,680         (641)
                                                        -------       -------      -------       -------       -------      -------

                                       10

                                                      Three Months Ended                      Six Months Ended
                                                           June 30,                                June 30,
                                                   ------------------------          -----------------------------
                                                                       Incr.                                 Incr.
                                                    1997     1998     (Decr)              1997       1998   (Decr)
                                                    ----     ----     ------              ----       ----  -------
                                                        (in thousands)                      (in thousands)

Operating loss                                     (786)    (385)      (401)            (1,473)   (1,331)     (142)
Interest (expense) income                            (1)     (83)        82                 13      (154)      167
                                                  ------   ------    ------           --------   --------    -----
Net loss                                          $(787)   $(468)     $(319)           $(1,460)  $(1,485)      $25
                                                  ======   ======    ======           ========   ========    =====


Net Sales. Net sales decreased by approximately $278,000 and $499,000, respectively, in the second fiscal quarter and the six months ended June 30, 1998 compared to the corresponding periods in the prior year. These decreases were primarily attributable to reduced international sales, inability to turn material evaluations into sales and the overall market resistance seen in 1997 to purchase the Purifiner in large volume amounts without long term evaluation periods and the acceptance of the Purifiner by major engine and truck manufacturers. The Company believes this market resistance will turn around later in 1998 as major engine and truck manufacturers are currently evaluating extended drain intervals and bypass filtration methods, including the Purifiner, as a means to help meet various federal emissions regulations, as well as for competitive advantage in the marketplace. The approach by which the Company is dealing with its decreased revenue is discussed below.

During 1997, the Company implemented a new product pricing strategy to reduce the Company's selling prices to enable end users to obtain a significantly improved return on investment. The Company believed this new strategy would promote the sale of the Company's products and result in increased long-term revenues from unit and replacement filter sales and also provide the Company with the ability to reduce its product costs, primarily through 1) volume purchase discounts, 2) utilization of excess fixed manufacturing capacity and 3) improved production processes. To date, the Company has not realized the significant increase in revenues it had anticipated as a result of lowering its selling prices and, accordingly, also did not realize the anticipated cost savings related thereto. Therefore, the Company's gross margin was adversely affected. Accordingly, effective November 1, 1997, the Company revised its pricing strategy and substantially increased the U.S. prices of substantially all the Purifiner units in order to recapture various cost increases from product improvements, material cost increases and to position the Purifiner pricing to be in alignment with the Company's strategy to sell Purifiners to Original Equipment Manufacturers ("OEM's). There can be no assurance that the OEM's will eventually purchase the Purifiner from the Company. Company's November 1997 price increase will not effect certain ongoing evaluations which have been quoted at previous lower prices for units purchased in 1998.

Cost of Sales. Cost of sales decreased by approximately $88,000 and $167,000, respectively, in the second fiscal quarter and the six months ended June 30, 1998 compared to the corresponding periods in the prior year. The Company's gross margin was 45.4% and 40.0% in the second fiscal quarter and the six months ended June 30, 1997 and decreased to 3.5% and 2.2% in the corresponding periods in 1998. The gross margin decrease was due to the cost increases to the product incurred primarily for the cost to make reengineered improvements to finished products and other materials, material price increases, and the assets associated with excess manufacturing capacity. Unless the Company can increase its revenues, it gross margins will continue to be adversely affected by the costs of its excess manufacturing.

Selling Expenses. Selling expenses decreased by approximately $414,000 and $389,000, respectively, in the second fiscal quarter and the six months ended June 30, 1998 compared to the corresponding periods in the prior year. The primary reasons for this decrease occurred in the second fiscal quarter in 1998 due to actions taken by management to significantly reduce spending combined with the effect of lower sales volume in 1998.

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

General and Administrative Expenses. General and administrative expenses decreased by approximately $184,000 and $146,000, respectively, in the second fiscal quarter and the six months ended June 30, 1998 compared to the corresponding periods in the prior year.. This dollar decrease was generally due to the decreased level of business activity, specifically including decreases in salaries, office and related expenses, travel, and professional fees.

Engineering and Development Expenses. Engineering and development expenses increased by approximately $4,000 and $55,000, respectively, in the second fiscal quarter and the six months ended June 30, 1998 compared to the corresponding periods in the prior year. This increase was primarily the result of increased personnel costs and a refocusing on the reengineering of the Purifiner.

Interest Expense and Income. Interest expense increased by approximately $71,000 and $144,000, respectively, in the second fiscal quarter and the six months ended June 30, 1998 compared to the corresponding periods in the prior year. This increase resulted from the $2,000,000 Note Payable to a shareholder issued in June 1997 which was increased to $2,500,000 in January, 1998. Interest income decreased by approximately $12,000 and $23,000, respectively, in the second fiscal quarter and the six months ended June 30, 1998 compared to the corresponding periods in the prior year as a result of decreased cash balances in 1998 and due to the absence in 1998 of the interest earned on a note receivable from its former president, which note was repaid in June 1997.


Liquidity and Capital Resources.

The Company has incurred recurring losses from operations since inception, which has resulted in net cash outflows to fund operations. Cash to fund these requirements has come from several private placements of its Common Stock in 1996, and debt financing in June 1997 for $2,000,000 and in January 1998 for $500,000. In addition, during May and June 1998, the Company borrowed $150,000, secured by inventory, from the Company's director, Richard C. Ford, and an additional $250,000 in August 1998 from Barnett Bank which was secured by substantially all of the Company's assets and guaranteed by Richard C. Ford. The Company needs to complete additional financings in 1998 to continue its operations, however there is no assurance that the Company can complete these financings or that the major shareholder will loan additional funds to the Company.


In late March 1998, the Company curtailed its operations and reduced its remaining workforce to key personnel. These actions were taken for a number of reasons, of primary importance was reducing the amount of cash required to maintain the Company while it continues to seek to arrange additional financing. During the six months ended June 30, 1998, the Company continued its intensified efforts to increase sales of its products directed at potential customers with large fleets of vehicles and original equipment manufacturers. However, there is no assurance that these efforts will result in profitable operations or reduce the amount of cash required to sustain operations. At June 30, 1998, the Company had a cash overdraft.

At June 30, 1998, the Company had negative working capital of $552,000 and its current ratio (current assets to current liabilities) was .46 to 1, as compared to working capital of $358,000 and a current ratio of 1.57 to 1 at December 31, 1997. The amount of negative working capital increased by $360,000 during the three months ended June 30, 1998. At June 30, 1998, the Company had a cash overdraft of approximately $23,000 and owed approximately $487,000 in liabilities to various trade and other unrelated creditors. Most of these creditors continue to provide services to the Company or have indicated a willingness to restructure these obligations, accept Common Stock of the Company in exchange for a certain portion of these obligations, or defer for the current time payment of these obligations. However, one creditor, who claims to be owed approximately $75,000, has initiated suit against the Company, and the Company is seeking to defend this lawsuit based, in part, on what is believed to be excessive charges alleged by this creditor. There can be no assurances that creditors will continue to provide service to the Company or that other creditors will continue to refrain from initiating lawsuits against the Company in the future.

The Company continues to seek both short term and long term investment commitments from various institutions and investor groups. The Company's director, Richard C. Ford, has loaned the Company $150,000 in May and June 1998 under one year notes payable, secured by the Company's inventories, with interest at 12%. On August 21, 1998, the Company entered into a Revolving Note Agreement with its bank for $250,000 with interest at 8.75%. The Note is secured by substantially all of the Company's assets and is guaranteed by Richard C. Ford. The Note is due August 21, 1999. Management believes that such funding, along with revenues the Company expects to generate from existing customers and as a result of commitments from present and prospective customers will provide the Company with sufficient cash resources through December 31, 1998. There can be no assurances, however, that such cash resources will be sufficient during that time or that the Company will be able to obtain additional financing from either members of management or other investors. In the absence of sufficient revenues or financing, the Company may be unable to sustain its operations.

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


Impact of Inflation.

Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products.

Quarterly Fluctuations.

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

Impact of Year 2000 Issue.

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

                                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                                                  (Registrant)

September 10, 1998                            By  /s/  Alan J. Sandler
                                              ------------------------
                                                      President

                                              By /s/  Richard C. Ford
                                              ------------------------
                                                      Director