Form 10QSB
period 1998-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 1998-11-13
CIK 1019787

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------
                                  FORM 10-QSB

 [X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1998


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


              (Former name, former address and former fiscal year,
                         if changed since last report)
                               -----------------


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

                                  Yes [ ]       No  [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 6, 1998: 5,223,493 .

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Puradyn Filter Technologies Incorporated
                            Condensed Balance Sheet


                                                                  September 30, 1998            December 31,
                                                                     (Unaudited)                    1997
                                                                     -----------                    ----
Assets
Current assets:

Cash and cash equivalents                                             $   27,562                $  252,874
Trade accounts receivable, net                                            56,107                    87,142
Inventories                                                              359,736                   529,440
Prepaid expenses and other current assets                                  3,248                   112,477
                                                                        --------                   -------
Total current assets                                                     446,653                   981,933

Property and equipment, net                                              320,985                   362,898
Other assets                                                              17,903                    17,139
                                                                        --------                ----------
         Total assets                                                   $785,541                $1,361,970
                                                                        ========                ==========

Liabilities and Capital Deficiency
Current Liabilities:
Accounts payable                                                        $223,774                  $206,995
Accrued expenses                                                         398,019                   175,859
Customer deposits and other                                               46,464                    96,540
Notes payable to shareholder                                             150,000                         -
Note payable to bank                                                     250,000                         -
Current portion of notes payable and capital lease obligations           128,217                   144,894
                                                                       ---------                   -------
Total current liabilities                                              1,196,074                   624,288

Notes payable to QIP, a shareholder, including interest                2,736,059                 2,008,000
Note payable to former shareholder                                       191,121                   295,024
Note payable and capital lease obligations                                17,464                    38,206
                                                                       ---------                 ---------
Total liabilities                                                      4,140,718                 2,965,518
                                                                       ---------                 ---------


Contingencies


Capital Deficiency:
Preferred stock, $.001 par value,
     500,000 shares authorized                                                 -                         -
Common stock, $.001 par value,
     20,000,000 shares authorized, 5,223,493
     and 5,205,879 shares issued and outstanding                           5,223                     5,206
Additional paid-in-capital                                             7,309,201                 7,297,522
Unearned compensatory options                                             (6,250)                  (17,320)
Loans and subscriptions receivable                                       (60,931)                  (73,931)
Accumulated deficit                                                  (10,602,420)               (8,815,025)
                                                                     -----------                -----------
Total capital deficiency                                              (3,355,177)               (1,603,548)
                                                                     -----------               ------------
            Total liabilities and capital deficiency                 $   785,541               $ 1,361,970
                                                                     ===========               ============


See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Operations
     For the Three Months and Nine Months Ended September 30, 1997 and 1998
                                   (Unaudited)


                                                  Three Months Ended                          Nine Months Ended
                                                     September 30,                              September 30,
                                                     -------------                              -------------
                                                   1997                1998                  1997               1998
                                                   ----                ----                  ----               ----
Net sales                                        $312,022             $152,516           $1,160,211           $501,261
Cost of  sales                                    249,580              142,530              758,131            483,492
                                                  -------              -------              -------            -------
Gross profit                                       62,442                9,986              402,080             17,769
                                                  -------              -------              -------            -------


Operating expenses:

Selling                                           804,869              131,757            2,009,065            946,967
General and administrative                        185,733               68,820              745,221            482,545
Engineering and development                        36,359               18,513               91,553            128,329
Deferred profit                                   (1,704)                    -              (8,167)                  -
                                                ---------            ---------          -----------        -----------
Total operating expenses                        1,025,257              219,090            2,837,672          1,557,841
                                                ---------            ---------          -----------        -----------
Operating loss                                   (962,815)            (209,104)          (2,435,592)        (1,540,072)
                                                ---------            ---------          -----------        -----------


Other income (expense):

Interest expense                                  (80,391)             (93,415)             (96,366)          (253,346)
Interest income                                    20,169                  248               49,229              6,023
                                                 ---------            ---------          -----------        -----------
Total other income (expense)                      (60,222)             (93,167)             (47,137)          (247,323)
                                                 ---------            ---------          -----------        -----------
Net loss                                      $(1,023,037)           $(302,271)         $(2,482,729)       $(1,787,395)
                                               ===========            =========          ===========        ===========

Basic and diluted loss per share                    $(.20)               $(.06)               $(.48)             $(.34)
                                                     =====                =====                =====              =====

Weighted average common
           shares outstanding                   5,186,076            5,218,636            5,154,987          5,210,572
                                                =========            =========            =========          =========

See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                         Condensed Statements of Changes
                              in Capital Deficiency
                  For The Nine Months Ended September 30, 1998
                                   (Unaudited)





                                                       Additional    Unearned                                        Total
                               Common       Stock       Paid-In-   Compensatory      Loans       Accumulated       Capital
                               Shares       Amount      Capital      Options      Receivable      Deficit         Deficiency


Balance at January 1, 1998      5,205,879      $5,206     $7,297,522     $(17,320)     $(73,931)     $(8,815,025)    $(1,603,548)

Exercise of stock options, net        500                      1,000                                                       1,000

Collections of loans receivable                                                          13,000                           13,000

Issuance of common stock           17,114          17         10,679                                                      10,696

Amortization of unearned
  compensation                                                             11,070                                         11,070

Net loss                                                                                              (1,787,395)     (1,787,395)
                                 ---------    --------    -----------   ----------     ----------  --------------   -------------
Balance at September 30, 1998    5,223,493     $5,223     $7,309,201      $(6,250)     $(60,931)    $(10,602,420)    $(3,355,177)
                                 =========    ========    ===========   ==========     ==========  ==============   =============



See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1998
                                   (Unaudited)

                                                                                1997               1998
                                                                                ----               ----

Operating activities

Net loss                                                                     $(2,482,729)      $(1,787,395)
Adjustments to reconcile net loss to net cash

  used in operating activities:

Depreciation and amortization                                                    159,104            87,971
Deferred interest on notes payable to QIP                                              -           228,059
Issuances of  compensatory options and warrants                                  180,630                 -
Cancellation of Common Stock                                                     (10,000)                -

Changes in operating assets and liabilities:

      Trade accounts receivable, net                                             (43,749)           31,035
      Inventories                                                                (90,320)          169,704
      Prepaid expenses and other current assets                                  (36,491)          109,229
      Other assets                                                               (10,504)           17,127
      Accounts payable                                                          (153,242)           16,779
      Accrued expenses                                                            73,401           222,160
      Customer deposits and other                                               (142,737)          (50,476)
      Deferred rent                                                               (6,750)           (2,636)
                                                                              -----------       -----------
Net cash used in operating activities                                         (2,563,387)         (958,443)
                                                                              -----------       -----------


Investing activities

Purchases of property and equipment                                             (184,802)          (34,987)
Patents and trademarks                                                           (56,475)                -
Decrease in other assets                                                           6,100                 -
Increase in note receivable from shareholder/officer                             200,000                 -
Decrease in note receivable from shareholder/officer                            (200,000)                -
                                                                              -----------       -----------
Net cash used in investing activities                                           (235,177)          (34,987)
                                                                              -----------       -----------


Financing activities

Proceeds from issuances of Common Stock and
  exercise of stock options, net                                               1,193,749            11,696
Proceeds from notes payable issued to QIP                                      2,000,000           500,000
Proceeds from note payable issued to bank                                              -           250,000
Proceeds from issuance of notes payable to shareholder
  and other notes payable                                                         20,200           150,000
Increase in deferred issuance and financing costs                                (70,325)          (17,891)
Collection of loans receivable                                                         -            13,000
Payment of notes payable and capital lease obligations                           (30,634)          (34,918)
Payment of note payable to former shareholder                                   (103,300)         (103,769)
                                                                              -----------       -----------
Net cash provided by financing activities                                      3,009,690           768,118
                                                                              -----------       -----------
Increase (decrease) in cash and cash equivalents                                 211,126          (225,312)
Cash and cash equivalents at beginning of period                                 928,960           252,874
                                                                              -----------       -----------
Cash and cash equivalents at end of period                                    $1,140,086       $    27,562
                                                                              ===========       ===========


See accompanying notes to condensed financial statements.
                                       5

                    Puradyn Filter Technologies Incorporated

                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.   Basis of Presentation and Company

The accompanying condensed financial statements as of September 30, 1998 and for the three month periods and nine month periods ended September 30, 1997 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations for these interim periods. Such interim financial statements have been prepared on the basis of presentation as more fully described in the Puradyn Filter Technologies Incorporated (formerly known as T/F Purifiner, Inc.) ("the Company") annual financial statements and should be read in conjunction with the Company's audited financial statements which are included in the Company's Form 10-KSB. The results of operations for the three month period and nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

In late March 1998 and again in August 1998, the Company curtailed its operations and reduced its remaining workforce to key personnel. These actions were taken for a number of reasons. Of primary importance was reducing the amount of cash required to maintain the Company while it continues to seek to arrange additional financing. During the nine months ended September 30, 1998, the Company continued its intensified efforts to increase sales of its products directed at potential customers with large fleets of vehicles and original equipment manufacturers. However, there is no assurance that these efforts will result in profitable operations or reduce the amount of cash required to sustain operations.

These factors raise substantial doubts about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company must obtain additional financing and/or generate commitments for substantial sales. The inability to obtain additional financing when needed would have a material adverse effect on the Company, including requiring the Company to curtail or cease its operations. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary as a result of the above uncertainty.

Certain general and administrative expenses in the 1997 Statement of Operations were reclassified to Engineering and Development expenses in order to conform to the 1998 presentation.

2.   Inventories

At September 30, 1998, inventories consist of the following:

                  Raw materials                                           $302,719
                  Finished goods                                            50,217
                  Supplies                                                   6,800
                                                                         ---------
                  Total inventories                                       $359,736
                                                                         =========

3.    Contingencies
In January 1997, a patent holder filed an action against the Company for non payment of approximately $21,000 of unpaid royalties claimed by him and seeking a permanent injunction against the Company's manufacturing and selling of the meritorious defenses against the monetary amounts alleged by the licensor patent owner, it had unsuccessfully offered to settle this litigation with the patent holder, including the payment of such alleged unpaid royalties, which amount relates primarily to the timing of the royalty payment and legal fees regarding defending certain patents pending of the licensor. The Company, upon advice of counsel, does not believe the license holder will be in a position to obtain an injunction against the Company's manufacturing and selling of the Purifiner products. However, the ultimate outcome of this matter cannot be determined at this time.

On June 24, 1997, TF Systems, Inc.'s ("Systems") former law firm filed a complaint against the Company, Systems, Richard C. Ford, individually and an inactive company controlled by Richard C. Ford, demanding payment of approximately $313,000 of legal fees and cost, plus interest and attorney fees, related primarily to obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems, a related party, formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company prior to January 1, 1996. Systems was awaiting the judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible legal fee claims aggregating approximately $75,000 at December 31, 1997. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn did not assume these obligations as part of its purchase of Systems in 1995 and management believes such amounts are not the responsibility of Puradyn. However, Systems is an inactive company whose only asset is the claim that was reversed on appeal which may be retried by Systems. Accordingly, the ability to collect such funds, as required, from Systems is uncertain. The ultimate outcome of this litigation and other unasserted claims against the Company cannot be determined at this time; however, based upon the opinion of counsel, a favorable outcome is likely. No liability has been recorded for these claims in the accompanying balance sheet.

On September 8, 1998 the Company received notice from a stockholder regarding a potential stockholders' derivative action and/or a direct negligence action against the prior Directors and Officers. The Company advised the stockholder that it is not pursuing any potential claim at this time. The impact of this contingent matter is not reasonably determinable.

4.   Joint Venture

Effective January 1, 1996, the Company entered into a joint venture agreement whereby such venture, TF Purifiner Ltd. Ltd's operations (50% voting interest) and is accounting for Ltd using the equity method. The Company is not required to fund Ltd and continues to sell product to Ltd until such time as Ltd decided to exercise its rights under the agreement to manufacture the Company's products in 1997. Ltd was initially capitalized with approximately $88,000 provided by one of its shareholders. For the nine months ended September 30, 1997 and 1998, sales of the Company's products to Ltd were insignificant. The Company is commencing to negotiate with Ltd's other 45% shareholder (Centrax Ltd) relating to the ownership/licensing of various pending patents filed by Centrax, as well as other matters.


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

The Notes provide that interest shall be payable quarterly commencing April 1, 1998, provided however that at the option of the Company, unpaid interest may be added to the principal balance of the Notes in lieu of a cash payment. The Company elected to have the aggregate accrued interest on the Notes of $236,059 through September 30, 1998, added to the principal balance of the Notes and, accordingly, has classified the aggregate amount due to QIP at September 30, 1998, of $2,736,059 as a long term liability. The Notes are senior to all indebtedness of the Company, except bank or financial institution debt. The Notes will be redeemable at the option of QIP on or after the earlier of January 1, 2001 or the date on which the Company raises cash proceeds aggregate $10 million involving the sale of debt, equity or assets. As long as these Notes are outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock, retire its existing indebtedness other than existing required periodic payments or enter into transactions with any affiliate.

The Notes further provide that prior to January 1, 2003, at the option of QIP, the principal amount can be converted into Common Stock of the Company at a conversion price of $2.75 per share. The Notes are subject to anti-dilution provisions under certain circumstances. The Company has also agreed to register the securities underlying the Note under certain circumstances. As of September 30, 1998, the Company has reserved 994,930 shares of its Common Stock for issuance under the conversion provisions of the Notes.

6.    Net Loss Per Share of Common Stock
In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted Statement No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant. The effects of potential common shares such as warrants, options and convertible preferred stock has not been included as the effect would be antidilutive.

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

General

The Company was formed in 1987, and commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) products. The acceptance of the Purifiner products is the result of various factors, including the growing desire of users to realize cost savings associated with extended oil change intervals, reduced maintenance, extended engine life and the preservation of the environment. In 1998, the Company had been unable to increase its revenues through its current distribution network. Accordingly, the Company has recently refocused certain of its resources on the development of commercial relationships with fleet owners and original equipment manufacturers ("OEM's"), which the Company believes will result in the increasing acceptance of the Purifiner products in the marketplace and, accordingly, increase revenues.

Results of Operations for the Three Months and Nine Months Ended September 30, 1998, Compared to the Three Months and Nine Months Ended September 30, 1997
The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months and nine months ended September 30, 1998 to the three months and nine months ended September 30, 1997, in thousands.


                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                                         -------------                        -------------
                                                                       Incr.                                 Incr.
                                                    1997     1998     (Decr)              1997       1998   (Decr)
                                                    ----     ----     ------              ----       ----   ------
                                                        (in thousands)                      (in thousands)
                                                        --------------                      --------------
Net sales                                           $312     $153    $(159)             $1,160       $501   $(659)
                                                   -----      ---     -----            -------     -------  -------
Operating costs and expenses:
  Cost of sales                                      250      143     (107)                758        483    (275)
  Selling expenses                                   805      132     (673)              2,009        914  (1,062)
  General and administrative expenses                186       69     (117)                745        483    (262)
  Engineering and development                         36       18      (18)                 92        128      36
  Other                                               (2)       -        2                  (8)         -       8
                                                   -----      ---     -----            -------     -------  -------
Total operating costs and expenses                 1,275      362     (913)              3,596      2,041  (1,555)
                                                   -----      ---     -----            -------     -------  -------


                                                     Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                                         -------------                        -------------
                                                                       Incr.                                 Incr.
                                                    1997     1998     (Decr)              1997       1998   (Decr)
                                                    ----     ----     ------              ----       ----   ------
                                                        (in thousands)                      (in thousands)
                                                        --------------                      --------------
Operating loss                                      (963)    (209)    (754)             (2,436)    (1,540)   (896)
Interest (expense) income                            (60)     (93)      33                 (47)      (247)    200
                                                 -------    -----    ------            -------    -------   ------
Net loss                                         $(1,023)   $(302)   $(721)            $(2,483)   $(1,787)  $(696)
                                                 ========   ======   ======            =======    =======   ======


Net Sales. Net sales decreased by approximately $159,000 and $659,000, respectively, in the third fiscal quarter and the nine months ended September 30, 1998 compared to the corresponding periods in the prior year. These decreases were primarily attributable to reduced international sales, inability to turn material evaluations into sales and the overall market resistance seen in 1997 to purchase the Purifiner in large volume amounts without long term evaluation periods and the acceptance of the Purifiner by major engine and truck manufacturers. The Company believes this market resistance will turn around later in 1998 and in 1999 as major engine and truck manufacturers are currently evaluating extended drain intervals and bypass filtration methods, including the Purifiner, as a means to help meet various federal emissions regulations, as well as for competitive advantage in the marketplace. The approach by which the Company is dealing with its decreased revenue is discussed below.

During 1997, the Company implemented a new product pricing strategy to reduce the Company's selling prices to enable end users to obtain a significantly improved return on investment. The Company believed this new strategy would promote the sale of the Company's products and result in increased long-term revenues from unit and replacement filter sales and also provide the Company with the ability to reduce its product costs, primarily through 1) volume purchase discounts, 2) utilization of excess fixed manufacturing capacity and 3) improved production processes. To date, the Company has not realized the significant increase in revenues it had anticipated as a result of lowering its selling prices and, accordingly, also did not realize the anticipated cost savings related thereto. Therefore, the Company's gross margin was adversely affected. Accordingly, effective November 1, 1997, the Company revised its pricing strategy and substantially increased the U.S. prices of substantially all the Purifiner units in order to recapture various cost increases from product improvements, material cost increases and to position the Purifiner pricing to be in alignment with the Company's strategy to sell Purifiners to Original Equipment Manufacturers ("OEM's). There can be no assurance that the OEM's will eventually purchase the Purifiner from the Company. Company's November 1997 price increase will not effect certain ongoing evaluations which have been quoted at previous lower prices for units purchased in 1998. In June and July 1998, the Company increased its prices slightly for specific model units and filter elements to make gross profit margins consistent for its entire product lines. These adjustments are not expected to have a material effect on revenues.

Cost of Sales. Cost of sales decreased by approximately $107,000 and $275,000, respectively, in the third fiscal quarter and the nine months ended September 30, 1998 compared to the corresponding periods in the prior year. The Company's gross margin was 20.0% and 34.7% in the third fiscal quarter and the nine months ended September 30, 1997 and decreased to 3.5% and

3.5% in the correspondin periods in 1998. The gross margin decrease was due to the cost increases to the product incurred primarily for the cost to make reengineered improvements to finished products and other materials, material price increases, and the inability to absorb the cost of assets associated with excess manufacturing capacity. Unless the Company can increase its revenues, it gross margins will continue to be adversely affected by the costs of its excess manufacturing capacity.

Selling Expenses. Selling expenses decreased by approximately $673,000 and $1,062,000 respectively, in the third fiscal quarter and the nine months ended September 30, 1998 compared to the corresponding periods in the prior year. The primary reasons for this decrease occurred in the second and third fiscal quarters in 1998 due to actions taken by management to significantly reduce spending combined with the effect of lower sales volume in 1998.

Commencing in the first two quarters of 1997, the Company began implementing a product evaluation program, whereby it would supply Purifiner units, replacement filters and installation services at no cost to certain potential customers or to assist its distributors' potential customers to evaluate the effectiveness of the Purifiner. The costs related to this evaluation program have been charged to selling expenses and no significant revenues have been recognized. To the extent these evaluations are not successful or the Company is unable to consummate these potential sales, the Company's future revenues will be adversely effected. To date, only a limited number of these evaluations have been converted to actual sales.

General and Administrative Expenses. General and administrative expenses decreased by approximately $117,000and $262,000, respectively, in the third fiscal quarter and the nine months ended September 30, 1998 compared to the corresponding periods in the prior year.. This dollar decrease was generally due to the decreased level of business activity, specifically including decreases in salaries, office and related expenses, travel, and professional fees.

Engineering and Development Expenses. Engineering and development expenses decreased by approximately $18,000 in the third fiscal quarter and increased by approximately $36,000 in the nine months ended September 30, 1998 compared to the corresponding periods in the prior year. The increase in the nine month period was primarily the result of increased personnel costs and a refocusing on the reengineering of the Purifiner, however, due to the loss of an engineer in the third fiscal quarter ended September 30, 1998, the expenses decreased compared to the prior year period.

Interest Expense and Income. Interest expense increased by approximately $13,000 and $157,000, respectively, in the third fiscal quarter and the nine months ended September 30, 1998 compared to the corresponding periods in the prior year.
 This increase resulted from the $2,000,000 Note Payable to a shareholder issued in June 1997 which was increased to $2,500,000 in January, 1998. Interest income decreased by approximately $20,000 and $43,000, respectively, in the third fiscal quarter and the nine months ended September 30, 1998 compared to the corresponding periods in the prior year as a result of decreased cash balances in 1998 and due to the absence in 1998 of the interest earned on a note receivable from its former president, which note was repaid in June 1997.

Liquidity and Capital Resources.
The Company has incurred recurring losses from operations since inception, which has resulted in net cash outflows to fund operations. Cash to fund these requirements has come from several private placements of its Common Stock in 1996, and debt financing in June 1997 for $2,000,000 and in January 1998 for $500,000. In addition, during May and June 1998, the Company borrowed $150,000, secured by inventory, from the Company's director, Richard C. Ford, and an additional $250,000 in August 1998 from Barnett Bank which was secured by substantially all of the Company's assets and guaranteed by Richard C. Ford. The Company needs to complete additional financings in 1998/1999 or generate substantial sales to continue its operations, however there is no assurance that the Company can complete these financings or that the major shareholder will loan additional funds to the Company.

In late March 1998 and again in August 1998, the Company curtailed its operations and reduced its remaining workforce to key personnel. These actions were taken for a number of reasons, of primary importance was reducing the amount of cash required to maintain the Company while it continues to seek to arrange additional financing. During the nine months ended September 30, 1998, the Company continued its intensified efforts to increase sales of its products directed at potential customers with large fleets of vehicles and original equipment manufacturers. However, there is no assurance that these efforts will result in profitable operations or reduce the amount of cash required to sustain operations. At September 30, 1998, the Company had a cash overdraft.

At September 30, 1998, the Company had negative working capital of approximately $749,000 and its current ratio (current assets to current liabilities) was .37 to 1, as compared to working capital of $358,000 and a current ratio of 1.57 to 1 at December 31, 1997. The amount of negative working capital increased by $197,000 during the three months ended September 30, 1998. At September 30, 1998, the Company had a cash balance of approximately $26,000 and owed approximately $497,000 in liabilities to various trade and other unrelated creditors. Most of these creditors continue to provide services to the Company or have indicated a willingness to restructure these obligations, accept Common Stock of the Company in exchange for a certain portion of these obligations, or defer for the current time payment of these obligations. However, one creditor, who claims to be owed approximately $75,000, has initiated suit against the Company, and the Company is seeking to defend this lawsuit based, in part, on what is believed to be excessive charges alleged by this creditor. There can be no assurances that creditors will continue to provide service to the Company or that other creditors will continue to refrain from initiating lawsuits against the Company in the future.

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



November 9, 1998
                                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                                    (Registrant)

                                    By  /s/ Alan J. Sandler
                                            --------------------
                                            Alan J. Sandler
                                            President



                                    By /s/  Richard C. Ford
                                            --------------------
                                            Richard C. Ford
                                            Director