Form 10KSB40
period 1998-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 1999-06-17
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-KSB
(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (No Fee Required)

         For the transition period from ______________ to ______________
                         Commission file number 0-29192

       Puradyn Filter Technologies, Incorporated (formerly T/F Purifiner, Inc.)
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                  14-1708544
           --------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

3020 High Ridge Road, Suite 100, Boynton Beach, Florida           33426
--------------------------------------------------------     ------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number (561) - 547-9499

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class               Name of each exchange on which registered

---------------------------------     ---------------------------------------

---------------------------------     ---------------------------------------

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

State issuer's revenues for its most recent fiscal year.  $708,028

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Common stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 19, 1999. Based on the closing price of the Common Stock quoted on the OTC Bulletin Board as reported on March 19, 1999 ($.8125), the aggregate market value of the 1,700,520 shares of the Common Stock held by the persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $1,381,000. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 19, 1999: 5,223,493.

This report contains a total of 67 pages.

                                     PART I

The term "Company" refers to Puradyn Filter Technologies, Incorporated (formerly known as T/F Purifiner, Inc.) and T/F Systems, Inc., as described more fully below, unless the context otherwise implies.


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

Recent Events and Strategy
--------------------------

         In late March 1998, several key employees and Directors were either terminated or resigned from their positions with the Company. These individuals included the Company's Executive Officer, who was also a Director, Vice Presidents of Sales and Marketing, and Technology, its Controller and two members of the Board of Directors. The Company's Board of Directors is now comprised of Richard C. Ford, the Chairman, and Alan J. Sandler, President of the Company.

         At or about the same time, the Company curtailed its operations and reduced its remaining workforce to key personnel. These actions were taken for a number of reasons, but primarily to reduce the amount of cash required to maintain operations of the Company. Richard C. Ford, a shareholder and Chairman of the Board of Directors of the Company, loaned the Company $150,000 in May and June, 1998. In August, 1998, the Company entered into a Revolving Note Agreement, guaranteed by Mr. Ford, with its bank for $250,000 which was revised in January, 1999, to $350,000. In March, 1999, Mr. Ford agreed to guarantee an addition of $175,000 to the bank Revolving Note Agreement. The Company believes it needs additional financing and continues to seek sources of such additional financing. There can be no assurance that such financing or other alternatives, such as selling the Company, will be accomplished. Without further financing it is unlikely that the Company will be able to sustain operations.

         At December 31, 1998, the Company had approximately $497,000 in current liabilities to various trade and other creditors. Many of these creditors continue to provide services to the company or have indicated a willingness to restructure the payment of these obligations or defer for the current time payment of these obligations. However, one creditor, who claims to be owed approximately $72,000, has initiated suit against the Company which the Company is seeking to defend, in part, on what is believed to be excessive charges alleged by this creditor. At January 31, 1999, the Company failed to make a scheduled installment payment of $105,512 on a note payable to a former shareholder. The note holder declared the note agreement to be in default and claimed immediate payment of the balance due totaling $294,756. There can be no assurances that trade creditors will continue to provide service to the Company or that other creditors and debt holders will refrain from initiating lawsuits against the Company in the future.

         As the Purifiner has had limited acceptance in the marketplace, the Company's strategy has been to obtain product credibility by disproving the long-held conviction that oil must be changed regularly in accordance with manufacturers' recommended guidelines. Gradually, the credibility of the Purifiner and the concept of extended oil replacement intervals is becoming more readily accepted. The Company believes that this increasing acceptance is due to successful third-party testing of the product, awards and other recognition the Purifiner has received and the increased awareness of consumers as well as vehicle, engine and oil companies that oil, if kept continually clean, will have a significantly longer, useful life resulting in significant cost and environmental benefits. As an example, the Company recently obtained the results from Vulcan Chemicals, a division of Vulcan Materials Company, a customer whose truck equipped with the Company's Purifiner traveled 616,000 miles without an oil change and whose engine parts showed no appreciable wear over that period. The oil report showed all measurement levels to be normal.

         The Company is currently working with certain original equipment manufacturers ("OEM's") to enable them to evaluate the benefits of the Purifiner with the goal of obtaining their approval of the Purifiner and eventually to install the Purifiner on their products at their factories under either the Purifiner brand or a private label name, and distribute the product throughout their dealer networks (See "Marketing"). These OEM's are mindful of the significant competitive benefits of extended drain intervals and the environmental and related regulatory considerations of the use of an oil purification system such as the Purifiner.

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

         The Company believes that business, economic, competitive, environmental and governmental factors are now converging to provide fertile and opportunistic conditions for achieving profitable business outcomes. One such example of a noteworthy development was a video the company commissioned in mid-December 1998 of an engine teardown of a Vulcan Chemicals Company truck with an M-11 Cummins engine equipped with a Purifiner filter unit that went 616,000 miles without a single oil change. The engine wear and oil analysis reports stated the engine parts and oil were well within specifications and normal. Because the content of this video provides validation and assurance of the Purifiner's benefits to end-users, it has been a catalyst for establishing sales opportunities with numerous prospects since the beginning of 1999, and the Company believes it will also assist in the search for long term financing commitments from institutions or investor groups. The Company has developed an in-depth business plan and renewed its comprehensive search for such financing.

         Management believes the favorable response from potential customers will result in improved sales in 1999, however, there can be no assurance such improvements will occur. Also, there can be no assurance that the Company will be able to successfully implement its strategies. Furthermore, management believes it will need additional financing in 1999. In the absence of obtaining sufficient additional financing, increasing revenues, and cooperation from trade vendors and debt holders, the Company may be unable to sustain operations.

Risk Factors
------------

Potentialfor Continuing Losses; Accumulated Deficit; Explanatory Paragraph in Independent Auditors' Report

         Prior to 1993, the Company was engaged in limited sales activities. Consequently, the Company has had a limited operating history upon which an evaluation of the Company's prospects and performance can be made. The Company's prospects must be considered in light of risks, expenses, difficulties and delays frequently encountered in connection with the formation and early phase of operation of a new business, the development and commercialization of new products based on innovative technology and the high level of competition in the industry in which the Company operates. The Company has had significant losses in each year of its operations. In addition, the Company has an accumulated deficit, which amounted to approximately $10,876,000 as of December 31, 1998. It is likely that significant losses will continue until such time, if ever, as the Company is able to generate a level of revenue sufficient of offset these continuing early-phase expenditures. There can be no assurance that the Company will be able to successfully implement its business strategy, that its revenues will increase in the future or that it will ever be able to achieve profitable operations.

         The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements stating that the Company's recurring operating losses and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern.

Dependence on Significant Customers

         During 1998, eighteen of the Company's customers accounted for approximately 50% of the Company's revenues, and one customer accounted for 10% of the Company's revenues. Termination of the arrangements with any of these significant customers could have a material adverse effect on the Company's financial condition or operations. There can be no assurance that the Company will retain any or all of these customers or, if such customers are not retained, that the Company would be able to attract and retain new customers to replace the revenues currently generated by these significant customers.

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

Dependence on Distributors

         The Company currently sells a portion of its products through distributors for resale to other distributors or customers, and is dependent to some extent upon acceptance of its products by such distributors, customers and their active marketing and distribution efforts relating to the Company's products. Most of the distributors to whom the Company sells it products, including those that are contractually obligated to purchase the Company's products in order to maintain their distribution territories, could discontinue carrying the Company's products at any time. Due to increasing competition, distributors are increasingly in a stronger position to negotiate favorable terms of sale, including price discounts and product return policies. There can be no assurance that the Company will be able to increase or maintain its distribution, and as a result, the Company's operating results could be adversely affected.

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

Significant Outstanding Payables

         At December 31, 1998, the Company owed approximately $497,000 in current liabilities to various trade creditors. The inability to obtain credit on commercially reasonable terms, or at all, resulting in an interruption of supplies or services, would have a material adverse effect on the Company's operations.

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

Product Protection, Expiration of Patents and Patents Pending Infringement

         The Company's success is heavily dependent upon its proprietary technology. The Company relies on a combination of contractual rights, patents, trade secrets, trademarks, non-disclosure agreements and technical measures to establish and protect its proprietary rights.

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

         One patent licensed by the Company expired in September 1998 and the other patent under this license, used in a small number of the Company's products, will expire in June, 2008. The Company has patents for a redesigned Purifiner, the basis for the next generation of the Purifiner products, and the TFP Filter Plus which have been issued in the United States and certain other foreign countries in 1997, a U.S. patent for its new oil flow meter and a U.S. patent issued in 1998 on another method of introducing additives into the oil.

These patents expire from May, 2014 to October, 2016. There can be no assurance that such patents withstand competitive threats to their patentability or, in the case of the redesigned Purifiner, be developed into commercially viable products. The expiration of these patents may have an adverse competitive effect on the Company and there can be no assurance that the patents pending for these new products in various foreign countries will be issued or that they will provide meaningful proprietary protection.

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

        In 1987, T/F Systems, Inc., a Delaware corporation ("Systems") , of which Richard C. Ford and Willard H. Taylor (deceased) were equal stockholders, obtained certain limited distribution rights to the Purifiner in several states from Refineco Manufacturing Company, Inc. ("Refineco"), then located in Oakland Park, Florida (Byron Lefebvre, currently an employee of the Company, was then the President of Refineco). In 1988, Systems obtained an option to acquire the exclusive manufacturing and marketing rights to the Purifiner in the event Refineco, and subsequently, Purifiner Distribution Corporation of Chicago, Illinois, were unable to meet their commitments to supply Purifiners to Systems. As a result of a default, and a failure of the manufacturer to meet this supply commitment, Systems obtained the worldwide manufacturing and marketing rights to the Purifiner in 1990.

         In February 1988, Puradyn Filter Technologies, Incorporated (formerly T/F Purifiner, Inc.) was incorporated in Delaware under the name "Econology Systems, Inc." On October 16, 1990, the name was changed to "T/F Purifiner, Inc." The Company was inactive until 1991, when it obtained the distribution and marketing rights to the Purifiner by virtue of an assignment from Systems (at the time owned equally by Messrs. Ford and Taylor). However, System's ownership of the rights to the Purifiner were contested in court by other third parties who were also manufacturing and marketing a device similar to the Purifiner and using the Purifiner trademark. Eventually, the court ruled in favor of Systems with respect to its manufacturing and marketing rights, and in May 1993 all appeals by the other parties were exhausted. During the period of this litigation, the Company continued to market the Purifiner, but success was limited due to various factors including the pending litigation and the actions by these other parties in the marketplace.

         Prior to December 31, 1995, Puradyn Filter Technologies, Incorporated ("Puradyn"), was the exclusive distributor and Systems was the exclusive manufacturer of the Purifiner. On December 31, 1995, in exchange for any claims Puradyn had in the delay damage award, Puradyn purchased all operating assets and assumed all operating liabilities of Systems, except for (a) any benefits and/or liabilities related to a delay damage judgment awarded in December 1994 against the other parties discussed above, and (b) liabilities related to certain stockholder advances made to Systems by Ford and Taylor. Accordingly, Puradyn currently owns all manufacturing and marketing rights previously owned by Systems.

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

         After filtration the oil flows slowly over the diffuser plate located in the dry-heated evaporation chamber where it is heated to a temperature of approximately 200 degrees Fahrenheit (slightly higher on the HBS model) to enable the removal of the liquid contaminants including water, fuel and coolant. The stainless steel heating element is sealed in aluminum and, for safety is, completely isolated from direct contact with the oil. The liquid contaminants are evaporated and then vented out of the Purifiner before they can recondense in the oil. These gases and water vapor are vented back into the induction system and are consumed in the combustion process or vented to atmosphere. (On hydraulic applications, the water vapor is vented into the atmosphere.) The cleaned oil then flows back to the hydraulic sump or engine crankcase via gravity. These processes continue whenever the equipment or engine is operating.

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

        The Company estimates that the current cost of an oil and full flow-filter change (assuming a person does not do the oil change himself or herself) is approximately $100 or more for heavy duty trucks. The cost varies depending on, among other things, the type of engine and application, labor and oil costs, and costs of waste oil disposal. Depending on the size of the Purifiner Element, the current suggested prices for retail end-users of the Elements range from approximately $9.10-30.00 and the cost of an oil analysis purchased through the Company currently costs approximately $8.50 per sample.

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

        When the Element is changed, make-up oil is added to replace any oil retained in the used Element or consumed in the normal engine combustion process. The Company's performance warranties for product used in the United States and Canada requires the user to take a small sample of the used oil for submission to an oil testing laboratory at the same intervals that the OEM recommends/approves for an oil change, but at least once a year. (See "Warranties.") The Purifiner has an oil sample valve to expedite the taking of the oil sample. The current customer cost of testing an oil sample ranges up to approximately $8.50. The cost of an oil sample may exceed $8.50 in certain foreign countries.

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

         To date, the Company has not expended any material amounts to advertise its products in the marketplace and has relied upon editorials, trade shows and other methods to promote its products. However, the Company has expended material amounts in its selling efforts. Starting in 1994 and subsequently, the Company's products have achieved recognition from well-known sources, including
(i) certification (in 1994) and recertification (in 1998) by the California Environmental Protection Agency's Department of Toxic Substances as a "Pollution Prevention Technology", (ii) receipt of the State of Florida' s 1995 Governor' s New Product Award (Small Business Category), (iii) receipt of the National Society of Professional Engineers 1996 New Product Award "for innovative use of engineering principals and materials, improved function and savings in use and benefit to the national economy" (Small Business Category) ; and (iv) receipt of the World Trade Center's (Ft. Lauderdale, Florida) 1996 Award for Outstanding Achievement in International Trade (Manufacturing) . Management believes that such recognition has and will continue to enable the Company to increase the credibility and acceptance of its products.

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

         In April 1996, the Company made arrangements to help facilitate retrofit sales of the product at the end user level through Leasing Services, Incorporated ("LSI") , with principal offices located in Solana Beach, California and Boston, Massachusetts, a national leasing company that will provide lease financing to certain of the Company's users, subject to normal credit considerations with respect to the user. Many customers have found the up-front cost of purchasing the Purifiner to be prohibitive for large scale retrofits. Lease financing will enable the user to immediately benefit from reduced maintenance expenses and to pay for the Purifiner from such savings over variable terms. The Company has no written agreement with LSI, receives no consideration from LSI and merely provides its customers with LSI's brochure which explains LSI's services.

         With this arrangement, the Company and its distributor network are able to provide to its customers a complete product package that includes the Purifiner, installation assistance and third party financing. Management believes the ability to provide a turnkey program should provide the Company with a competitive edge. However, no assurance can be given that this approach will result in increased revenues to the Company and to date this arrangement with LSI has not resulted in any material increase in revenues.

         The Company relies on management's ability to determine the existence and extent of available markets for its product. Company management and consultants had considerable sales and marketing backgrounds and devoted a significant portion of their time to sales related activities. The Company has marketed its products at various national trade shows, including the International Truck Show in Las Vegas, Nevada, Mid-America Truck Show in Louisville, Kentucky, the Maintenance Council Show in Nashville, Tennessee, the ConAgra Show in Las Vegas, Nevada and others.

         Management believes that the ultimate success of its product will depend on the approval of and sales directly to OEMs and through their distribution networks. A number of international and domestic engine and truck OEMs are currently evaluating the Company' s products, such as Mack Trucks, Navistar, Peterbilt and Kenworth Trucks (trucks), and Detroit Diesel Corporation (engines). There can be no assurance that these or other OEMs will accept the Company's products for original placement on their equipment or directly approve the use of the Purifiner with their equipment. To date, the Company's customers have requested that the Purifiners be installed at a Volvo USA factory (North Carolina), Navistar International factory and a Mack Truck factory on a very limited number of vehicles.

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

        During 1998, 18 customers accounted for approximately 50% of the Company's net sales, and one customer accounted for approximately 10% of Company net sales. There are no assurances that each or all of these customers will continue to do business with the Company and the loss from one or a combination of the Company's significant customers could have a material adverse affect on the Company's revenues.

        TF Purifiner Ltd. Pursuant to a joint venture agreement (the "Centrax Agreement") dated December 18, 1995 (but effective January 1, 1996), the Company became a stockholder in TF Purifiner Ltd. ("Ltd."), an English company limited by shares and formed under England's Company's Act 1985. The other stockholders and parties to the agreement include Centrax, Ltd., the Barr family (the "Barr Family" who includes Messrs. Richard H.H. Barr, C. Robert Barr, the Chief Executive Officer of Centrax, and Richard A. Barr), and Albert N. Davies, of Devon, England (who is not an affiliate of Centrax or the Barr Family). Centrax, located in Devon, England, had sales of approximately $87 million for 1997 from its worldwide activities in power generation and specialist aero-engine components. The principal stockholders of Centrax include Richard H. H. Barr, C. Robert Barr and Richard A. Barr (the Barr Family), who are also directors of Centrax.

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

         Puradyn owns approximately 45% of Ltd. and has a 50% voting interest, however, the Board of Directors is controlled by Centrax representatives. Forty-five (45%) percent is owned by Centrax and the remaining approximately 10% is owned by Mr. Davies. Puradyn is not obligated to fund any of the operations of Ltd. which, pursuant to the Centrax Agreement, may be provided (i) by borrowings by Ltd. from a bank; (ii) from Centrax; or (iii) from the Barr Family. Such borrowings or guarantees by the Barr Family or Centrax shall be made until such time as Ltd. is self-funding. If the Barr Family does not fund Ltd.'s operations, the Company has the right to take back Ltd.'s manufacturing, marketing and distribution rights, as well as any patent and trademark rights assigned or to be assigned to Ltd. by the Company for this Territory. To date, Ltd. is negotiating to establish, and/or has established distributors or has taken over the servicing of existing Company distributors in various countries, including the United Kingdom, Italy, France, Turkey, the Czech and Slovak Republics, Norway, Denmark, Bahrain, The Netherlands, Sweden, Hungary, Republic of Ireland, Poland, Finland, Spain and Portugal. There can be no assurance that such distributors will be successful in introducing the Purifiner in their territories as they will face obstacles similar to those the Company and its other distributors have encountered in introducing an innovative technology in their territories. Further, there can be no assurance that Ltd's other 45% owner (Centrax), which is responsible for the ultimate funding of Ltd., will continue to fund Ltd.'s operations; discontinuing such funding could have a material adverse effect on the Company's operations in this Territory. Ltd. has also commenced or completed various Purifiner evaluation programs, including those on a large United Kingdom ("U.K.") based fleet. This U.K. test was recommended by a large international engine manufacturer and has been successfully completed, however, this fleet has decided not to purchase the Purifiner, even though the engine company has approved its use.

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

         Currently, the Company' s products are being evaluated by numerous potential end users, including Ford Motor Co., Detroit Diesel, Mack Truck, Salem Leasing, Kinsley Construction, McKee Foods Arlington ISD, USF Bestway, Edison Chouset, Long Horn Idealease, City of Austin, HEB Grocer Co., Kirkland Crane, Texas Department of Transportation, Silver State Disposal, Walmart and others. There can be no assurance that such evaluations will be successful and, even if successful, that they will result in sales for the Company.

         In July 1995, the Company's products were issued National Stocking Numbers by the General Services Administration pursuant to a contract which expired in June 1998. The Company is currently negotiating a new contract which the Company expects to receive by July 1, 1999. The Company believes this will enable the Company to more efficiently sell its products to the U.S. Government and its agencies.

         Recent sales efforts by the Company have resulted in the following:
Contract negotiations with North Carolina and Florida school districts for Puradyn unit installation to their buses; product purchases of approximately 400 units by Metro Dade County during 1999; a major waste hauler has given approval for use of Puradyn units and has provided the Company with contacts for each of its locations; negotiations are in process with an agency of a large state for specification of Puradyn units as an option for their vehicles; a large truck manufacturer has begun tests with Puradyn units; a major transit system in the United States recently agreed to begin an extensive test of Puradyn units lasting into 1999; a major utility (sixth largest in the United States) has begun testing Puradyn units; a large metropolitan dairy has begun testing Puradyn units; a major Canadian industry association has begun testing Puradyn units for its members; and other numerous evaluations are in progress that management feels should close during 1999.

         International Sales. The Company directly and/or with the assistance of commission based manufacturer's representatives have primarily non-exclusive distributors in various countries, including Australia, Thailand, Colombia, Panama, Pakistan, China, Hong Kong, Brazil and other countries. The majority of these distributorships were established in 1995 and later; therefore, the ultimate success of these and the other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories, including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. The Company's sales to its Asia/Pacific distributors in 1998 was $14,000 ($200,000 in 1997) and has been adversely affected by the weakened local economies of these nations and future sales to these distributors are expected to be adversely effected due to these continuing economic problems. Additionally, sales to Ltd. in 1998 were only $4,000 versus $55,000 in 1997 which has decreased as a result of Ltd. commencing its own manufacturing operation. Finally, sales to South America in 1998 amounted to $81,000 versus $151,000 in 1997. Due to focus by the Company on the US marketplace and other factors, it is anticipated that sales in this and other international regions may be difficult to increase in 1999. See "TF Purifiner Ltd." There can be no assurance that the Company's international distributors will be successful in distributing the Company's products in their territories.

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

Warranties.
----------

         The Purifiner carries a six-month performance warranty, and is currently generally warranted to the original user to be free of defects in material and workmanship for ten years (previously five years), except for the heating element which is currently warranted for five years (previously two years). The Company also offers limited 250,000-mile and 100,000-mile continuous oil purification performance warranties for Class VII and VIII trucks in the United States and Canada, limited performance warranties for recreational vehicles, including a twelve-month performance warranty, and some limited performance warranties with a specific industrial user. The Company maintains $2,000,000 aggregate ($1,000,000 per occurrence) product liability insurance coverage in both the US and certain foreign markets.

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

Patents and Trademarks.
----------------------

        The Company has patents for a redesigned Purifiner, the basis for the next generation of the Purifiner products, and the TFP Filter Plus which have been issued in the United States and certain other foreign countries in 1997 (See "Distribution - TF Purifiner Ltd.). In 1997, the Company obtained a U.S. patent for its new oil flow meter which enables the user to visually determine that oil is flowing through the Purifiner and a U.S. patent issued in 1998 on another method of introducing additives into the oil. These patents expire from May, 2014 to October, 2016. There can be no assurance that such patents withstand competitive threats to their patentability or, in the case of the redesigned Purifiner, be developed into commercially viable products.

         The Company has a license and royalty agreement (See Item 3, "Legal Proceedings") with the owner of two of the U.S. patents which covered most of the Company's existing Purifiners. One of these patents expired in September 1998 and the other patent under this agreement, used in a small number of the Company's products, expires in June 2008. This agreement also covers several foreign issued and pending patents in several other countries, the earliest of which will expire in June 2004. The term of the agreement is for the life of the patents and any improvements thereto and requires the payment of a 5% royalty based on the net sales price, as defined, of the covered products. This agreement also covers the Purifiner trademark in the United States for which the Company pays a 1% royalty based on net Purifiner sales, as defined. The Company is primarily responsible for maintaining and defending the integrity of these patents and the Purifiner trademark.

        The Company has registered the product trademark, "Purifiner" in substantially all the countries of the industrialized world (other than in the United States, where the Company's licensor has registered the trademark) and is registering the Puradyn trademark in the United States.

Governmental Approval.
---------------------

         The Company's products typically do not require any governmental approvals. As part of the certification process under the California Environmental Protection Agency's Department of Toxic Substances, in July 1994, and recertification in July 1998, the Company has obtained an Executive Order issued by the State of California Air Resources Board stating that the Purifiner does not reduce the effectiveness of applicable vehicle pollution control systems, and may be installed on all 1998 and older model year vehicles with pressure oil systems.

Engineering and Development.
---------------------------

         The Company had four employees who focused primarily on engineering and development, prior to the termination of its Vice-President of Technology and reassignment of his administrative assistant. One is the inventor and originator of four U.S. patents issued to the Company in 1996 and 1997, as well as of the most recently issued patent licensed to the Company. During the last two to three years the inventor has devoted substantially all of his time to the engineering, development and enhancement of the Company's products. The other three employees, included the Company's former Vice President of Technology, who was hired in September 1997 and a former mechanical designer who was hired in January 1998, who devoted substantially all their time to the engineering, development and enhancement of the Company's products, with an emphasis on requirements of OEM's, and researching, developing and engineering various product enhancements which will enable the current and future generation of Purifiners to compete more effectively in the marketplace, and a former administrative assistant. Specifically, during 1997 and 1998, the Company's engineering resources have focused on improving product quality, including redesigning the Purifiner lid, improving sealing and heating characteristics, improving mounting and other hardware and banjo fittings. Certain of these improvements were required in order to eliminate leaks from the Purifiner which occurred under certain circumstances and resulted in various Company product evaluations being extended, or in some cases, curtailed. The Company's Engineering Department has focused on the underlying reasons for these leaks and has successfully implemented product enhancements to resolve these problems.

Employees.
---------

         At March 19, 1999, the Company had 12 employees, 4 of whom were engaged in manufacturing, assembly, quality control, warehousing and shipping, 5 in marketing, technical and installation assistance and sales, 1 in engineering and development and 2 in administrative positions. None of the employees are represented by a labor union. The Company believes its employee relations are good.

ITEM 2.   DESCRIPTION OF PROPERTY.
          -----------------------

        Substantially all of the Company's operations are conducted from its 14,500 square foot facility located in Boynton Beach, Florida. The facility was leased for a term which ended March 31, 1999 at a monthly rate of approximately $8,000. The Company has made arrangements with the landlord to extend the lease on a month to month basis until longer lease terms can be negotiated.




ITEM 3.           LEGAL PROCEEDINGS.
                  -----------------

Malt Litigation

         On January 13, 1997, Robert C. Malt ("Malt"), as owner of certain patents licensed to the Company, filed an action against Puradyn Filter Technologies, Incorporated and T/F Systems, Inc. (collectively the "Defendants") in the Circuit Court of the 15the Judicial Circuit of Florida in Palm Beach County. Malt has alleged that the Defendants are in breach of their license agreement with Malt. Malt was seeking a (1) permanent injunction to enjoin the Defendants from manufacturing and marketing the covered Purifiner products and use of the U.S. trademark and (2) approximately $21,000 for alleged past-due breaches of the license agreements.

         In 1998, the Company tendered a formal offer of judgment to Malt in the amount of $55,000 which was rejected. After a four day trial to the court, the court ruled on March 2, 1999 that Malt was not entitled to any injunctive relief and was awarded a total judgement of $20,168.48. As that judgement is much less than the $55,000 offer of judgement, Malt may now be liable to the Company for attorneys' fees and expenses of litigation from the date of the offer of judgement.

         The Company, upon the advise of counsel, has filed a motion for rehearing and amendment of the final judgement on issue of damages and requirement. Counsel believes the undisputed evidence shows payments made by the Company from October 1996 to present were such that Malt's damages are only on sales totaling $79,483, and therefore Malt's damages are a maximum of 5% of that amount or $3,974.


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

Premo Litigation

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of March 19, 1999, there were approximately 284 stockholders of record of the Company's stock. The closing bid price quoted on the OTC Bulletin Board sheets for the Company's Common Stock at March 19, 1999 was $.8125. The Company currently trades under the symbol "PFTI", and prior to its name change in February, 1998 it traded under the symbol "TFPU".

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

         The following table sets forth for the period indicated, the high and low closing prices for the quarterly periods in 1997 and 1998, and from January 1, 1999 through March 19, 1999.

                                                                     Common Stock
                                                                High              Low
                                                                ----              ---
         January 1, 1997 - March 31, 1997                       $10.00            $7.90
         April 1, 1997 - June 30, 1997                            9.25             4.75
         July 1, 1997 - September 30, 1997                        7.75             3.25
         October 1, 1997 - December 31, 1997                      4.38             2.00
         January 1, 1998 - March 31, 1998                         3.12             1.10
         April 1, 1998 - June 30, 1998                            1.63              .38
          July 1, 1998 - September 30, 1998                        .69              .38
         October 1, 1998 - December 31, 1998                       .44              .10
         January 1, 1999 - March 19, 1999                         1.50              .17

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

General

         The Company was formed in 1987, and commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) products. The acceptance of the Purifiner products is the result of various factors, including the growing desire of users to extend oil change intervals, reduce maintenance costs, extend engine life and preserve the environment. In 1997, the Company had been unable to significantly increase its revenues through its current distribution network. Accordingly, the Company had recently refocused certain of its resources on the development of commercial relationships with original equipment manufacturers ("OEM's") and medium to large size fleets, which the Company believes will result in the increasing acceptance of the Purifiner products in the marketplace and, accordingly, increase revenues. There can be no assurance that such efforts to develop commercial OEM and major fleet business relationships will be successful. As previously discussed, the Company is currently reevaluating its overall strategy, including its allocation of resources.

         In late March 1998, several key employees and Directors were either terminated or resigned from their positions with the Company. These individuals included the Company's Executive Officer, who was also a Director, Vice Presidents of Sales and Marketing, and Technology, its Controller and two members of the Board of Directors. Subsequent to these actions, the Company hired a new president. The president and Richard C. Ford now serve as the Company's Board of Directors.

         At or about the same time, the Company curtailed its operations and reduced its remaining workforce to key personnel. These actions were taken for a number of reasons, but primarily to reduce the amount of cash required to maintain operations of the Company while it continues to seek to arrange additional financing and replace certain personnel who are no longer with the Company. There can be no assurance that such financing or other alternatives, such as selling the Company, will be accomplished. Without further financing it is unlikely that the Company will be able to sustain operations.

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

Results of Operations

The following table sets forth for the periods indicated the amounts in thousands of net sales and the categories of operating costs and expenses, interest expense and interest income for each of the years ended December 31, 1997 and 1998 together with the amount of increase or decrease from the preceding year.

                                                               Year Ended December 31, (in thousands)
                                                               --------------------------------------
                                                                       1997 vs 1996               1998 vs 1997
                                                                         Increase                     Increase
                                                 1996         1997      (Decrease)          1998    (Decrease)
                                               ------       ------     ------------         ----  ------------
Net sales                                      $1,327      $ 1,353       $      26      $    708    $    (645)
                                             --------    ---------       ---------    ----------    ----------
Operating costs and expenses:
  Cost of sales                                   957        1,019              62           580          (439)
  Selling expenses                              1,291        2,740           1,449         1,060        (1,680)
  General and administrative expenses             947        1,121             174           630          (491)
  Engineering and development                      75          184             109           152           (32)
  Deferred profit                                  17          (9)            (26)                           9
  Impaired assets                                   -          324             324             -          (324)
                                             --------    ---------       ---------    ----------    ----------
Total operating costs and expenses              3,287        5,379           2,092         2,422        (2,957)
                                             --------    ---------       ---------    ----------    ----------

Operating loss                                 (1,960)      (4,026)         (2,066)       (1,714)        2,312

Interest (Expense)                                (25)        (460)           (435)         (354)          106
Interest Income                                     2           63              61             7           (56)
                                             --------    ---------       ---------    ----------    ----------
Net Loss                                      $(1,983)     $(4,423)        $(2,440)      $(2,061)       $2,362
                                             ========    =========       =========    ==========    ==========

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net Sales. Net sales decreased by $645,000 from $1,353,000 in 1997 to $708,000 in 1998. This decrease was a continuation of a decline in sales that began in the third fiscal quarter of 1997 due in part to unsuccessful product evaluation results from a redesign that caused leaks in the products and due to an unsuccessful revision of the Company's sales strategy. During 1998, the Company experienced reduced international and marine sales due to prior management's discontinuation of its efforts in these markets, continued inability to turn product evaluations into sales, continued overall market resistance to purchase the Purifiner in large volume amounts without long term evaluation periods, and cancellation of sales efforts planned for the recreational vehicle and military markets. However, during 1998, the Company completed improvements to the quality of the Purifiner product and has since obtained documentation from potential customers on successful tests of the product which the Company believes will result in an improvement in sales in 1999.

         Cost of Sales. Cost of sales decreased by $439,000 from $1,019,000 in 1997 to $580,000 in 1998. The Company's gross margin decreased from 24.6% in 1997 to 18.1% in 1998. The decrease in cost of sales is primarily due to excess fixed and indirect manufacturing costs related to the decrease in sales discussed above. Although the Company reduced many of its manufacturing expenses during 1998, its gross margin will continue to be adversely affected by its excess manufacturing capacity.

         Selling Expenses. Selling expenses decreased by $1,680,000 from $2,740,000 in 1997 to $1,060,000 in 1998. The decrease is due to the reduction by management of many sales related expenses in 1998 to reduce spending. Salaries and benefit expenses were reduced by approximately $800,000, related travel expenses by $267,000, use of outside consultants by $185,000 and costs related to product evaluations by $100,000.

         General and Administrative Expenses. General and administrative expenses decreased by $492,000 from $1,122,000 in 1997 to $630,000 in 1998. This decrease was due to reductions in personnel resulting in a decrease in salaries of $240,000 and $50,000 in related travel expenses, and a reduction in legal expenses of $80,000. In addition, expenses related to the amortization of the cost of stock options given to outside consultants decreased by $100,000.

         Engineering and Development Expenses. Engineering and development expenses decreased by $32,000 from $184,000 in 1997 to $152,000 in 1998 due primarily to the expense in 1997 of $32,000 related to the cashless exercise of stock options in that year.

         Impaired Assets. In the fourth quarter of 1997, the Company wrote down the unamortized amount of costs in excess of net assets acquired and wrote down to $1 each the amount of patents and trademarks due to impairment of the respective amounts based on anticipated cash flows. Such costs amounted to $324,330 for the year ended December 31, 1997. There were no such expenses in 1998.

         Interest Expense and Income. Interest expense decreased by $106,000 from $460,000 in 1997 to $354,000 in 1998. Interest expense in 1997 included $447,000 related to the $2,000,000 short term loan received from Quantum Industrial Partners ("QIP"), including the amortization of a discount on the loan due to the issuance of a warrant to purchase shares of the Company's Common Stock. In 1998 the QIP loan was converted to a 12% Senior Subordinated Convertible Note Payable and increased in amount to $2,500,000 (See Note 8 to the Financial Statements). There was no such discount amortization in 1998. Interest income decreased from $63,000 in 1997 to $7,000 in 1998 as a result of smaller amounts of idle cash balances to invest in 1998 and a decrease in interest earned on a note receivable from the Company's former president, which was repaid in June 1997.

Year Ended December 31, 1997 Compared to with Year Ended December 31, 1996

         Net Sales. Net sales increased by $26,000 from $1,327,000 in 1996 to $1,353,000 in 1997. This small increase was primarily attributable to the effect of the Company's increased direct US selling efforts offset by the effect of the Company's price reductions implemented in the last quarter of 1996, reduced international sales in 1997, inability to turn material evaluations into sales in 1997 and the overall market resistance seen in 1997 to purchase the Purifiner in large volume amount without long term evaluation periods and the acceptance of the Purifiner by major engine and truck manufacturers. The Company expected this market resistance to turn around in 1998 resulting from major truck engine and truck manufacturers currently evaluating extended drain intervals and bypass filtration methods, including the Purifiner, as a means to help meet various federal emissions regulations, as well as for competitive advantage in the marketplace. The approach by which the Company was dealing with it minimal revenue growth is discussed below. Additionally, during 1996, the Company had approximately $254,000 of sales to Ltd., the Company's joint venture formed in 1996 compared to approximately $55,000 in 1997.

         In October, 1996, the Company reduced its selling prices believing this new strategy would promote the sale of the Company's products and result in increased long-term revenues from unit and replacement filter sales and also provide the Company with the ability to reduce its product costs through volume purchase discounts, utilization of excess fixed manufacturing capacity and improved production processes. The Company did not realize the significant increase in revenues it had anticipated as a result of lowering its selling prices and also did not realize the related anticipated cost savings which adversely affected its gross margin. The Company revised its pricing strategy in November, 1997 to substantially increase the U.S. prices of substantially all the Purifiner units in order to recapture various cost increases from product improvements, material cost increases and to position the Purifiner pricing to be in line with the Company's revised strategy to sell Purifiners to Original Equipment Manufacturers ("OEM's") and to establish a new master distributor network.

         Cost of Sales. Cost of sales increased by $62,000 from $957,000 in 1996 to $1,019,000 in 1997. The Company's gross margin decreased slightly from 27.9% to 24.6%. The gross margin decrease was due to the significant price reductions implemented in the latter part of 1996 combined with the effect of cost increases to the product incurred for improvements and material price increases offset by the reduction of sales in 1997 to Ltd which were at substantially lower sales prices than the Company's international distributor pricing.

         Selling Expenses. Selling expenses increased by $1,449,000 from $1,291,000 in 1996 to $2,740,000 in 1997. The primary reasons were increases in personnel resulting in increased expenses for recruiting, salaries, use of outside consultants, compensatory stock options, and related travel and office expenses, increased efforts in advertising, product evaluation and installation expenses, and restructuring expenses related to the severance of various direct salespeople in 1997, offset by a $200,000 write off of patent costs in 1996.

         Commencing primarily in the first two quarters of 1997, the Company began implementing a product evaluation program, whereby it would supply Purifiner units, replacement filters and installation services at no cost to certain potential customers or to assist its distributors' potential customers to evaluate the effectiveness of the Purifiner. The costs related to this evaluation program have been charged to selling expenses and no revenues were recognized. Only a limited number of these evaluations were converted to actual sales and the program was curtailed in the latter part of 1997 due to the unsuccessful evaluation results previously discussed.

         General and Administrative Expenses. General and administrative expenses increased by $175,000 from $947,000 in 1996 to $1,122,000 in 1997. This dollar increase was due to the increased level of personnel resulting in increases in salaries, travel and related office expenses, increased use of consultants, and increased professional fees offset by a reduction in contributions and compensatory stock option and warrant expenses.

         Engineering and Development Expenses. Engineering and development expenses increased by $109,000 from $75,000 in 1996 to $184,000 in 1997. This increase was primarily the result of increased personnel costs, compensatory stock options and focusing on reengineering of the Purifiner.

         Impaired Assets. In the fourth quarter of 1997, the Company wrote down the unamortized amount of costs in excess of net assets acquired and wrote down to $1 each the amount of patents and trademarks due to impairment of the respective amounts based on anticipated cash flows. Such costs amounted to $324,000 for the year ended December 31, 1997.

         Interest Expense and Income. Interest expense increased from $25,000 in 1996 to $460,000 in 1997 resulting from an increase in average short and long term borrowings outstanding in 1997 versus the comparable period in 1996. In 1997, the Company obtained the $2,000,000 short term loan from QIP, which resulted in $447,000 of interest expense including expenses related to a discount on the loan due to the issuance of warrants. Interest income increased from $2,000 in 1996 to $63,000 in 1997 as a result of investing an increased amount of idle cash balances and interest earned on a note receivable from its former president, which note was repaid in June 1997.

Liquidity and Capital Resources

         To date, the Company's capital requirements in connection with its business activities have been and will continue to be significant. To fund its activities, the Company has been dependent upon available cash generated from operations, the proceeds of sales of its securities to investors and stockholders, and other loans, including the $2,000,000 loan from QIP in June, 1997 and an additional loan of $500,000 from QIP in January, 1998, short term borrowings in 1998 of $250,000 from the Company's bank and $150,000 from the Company's Chairman of the Board of Directors and an additional $100,000 from the Company's bank in January, 1999. The report of the Company's independent auditors includes an explanatory paragraph which states that because the Company has sustained recurring operating losses and negative cash flows from operating activities substantial doubt is raised about the Company's ability to continue as a going concern.

         In late March, 1998, the Company curtailed its operations and reduced its remaining workforce to key personnel. These actions were taken for a number of reasons, but of primary importance was the reduction of the amount of cash required to maintain operations of the Company while it continues to seek to arrange additional financing.

         At December 31, 1998, the Company had negative working capital of $1,380,017 and its current ratio (current assets to current liabilities) was .21 to 1, as compared with a working capital of $357,645 and a current ratio of 1.57 to 1 at December 31, 1997. At December 31, 1998, the Company had negative cash of 77,693. Outstanding short-term debt from lenders and shareholders was $694,756 at December 31, 1998 which included a former shareholder loan of $294,756 due to the Estate of Willard Taylor. (See Notes 6 and 7 in the Notes to Financial Statements). The balance of long term debt of $2,512,851 at December 31, 1998 included $2,500,000 due to QIP (see Note 8 in the Notes to Financial Statements).

         At December 31, 1998, the Company had approximately $497,000 in current liabilities to various trade creditors. Many of these creditors continue to provide services to the company or have indicated a willingness to restructure the payment of these obligations or defer for the current time payment of these obligations. However, one creditor, who claims to be owed approximately $72,000, has initiated suit against the Company which the Company is seeking to defend, in part, on what is believed to be excessive charges alleged by this creditor. At January 31, 1999, the Company failed to make a scheduled installment payment of $105,512 on a note payable to a former shareholder. The note holder declared the note agreement to be in default and claimed immediate payment of the balance due totaling $294,756. There can be no assurances that trade creditors will continue to provide service to the Company or that other creditors and debt holders will refrain from initiating lawsuits against the Company in the future.

         The Company continues to seek both short term and long term investment commitments from various institutions and investor groups. In the meantime, the Company has obtained several sources of short term funding. Richard C. Ford, a shareholder and director of the Company, loaned to the Company $150,000 in May and June 1998 notes payable at 12% interest. On August 21, 1998 the Company entered into a Revolving Note Agreement with its bank for $250,000 with interest at 8.75% and, in January 1999, revised that loan agreement to $350,000 with interest at prime rate (7.75%, initially). The Revolving Note is secured by substantially all of the Company's assets, is guaranteed by Richard C. Ford and is due August 21, 1999. In March, 1999, Mr. Ford agreed to guarantee an addition under the bank Revolving Note of approximately $175,000.

         The Company believes that business, economic, competitive, environmental and governmental factors are now converging to provide fertile and opportunistic conditions for achieving profitable business outcomes. One such example of a noteworthy development was a video the company commissioned in mid-December 1998 of an engine teardown of a Vulcan Chemicals Company truck with an M-11 Cummins engine equipped with a Purifiner filter unit that went 616,000 miles without a single oil change. The engine wear and oil analysis reports stated the engine parts and oil were well within specifications and normal. Because the content of this video provides validation and assurance of the Purifiner's benefits to end-users, it has been a catalyst for establishing sales opportunities with numerous prospects since the beginning of 1999, and the Company believes it will also assist in the search for long term financing commitments from institutions or investor groups. The Company has developed an in-depth business plan and renewed its comprehensive search for such financing.

         Management believes the favorable response from potential customers will result in improved sales in 1999, however, there can be no assurance such improvements will occur. Furthermore, management believes it will also need additional financing in 1999. There can be no assurances that the Company will be able to obtain additional financing from either members of management or other investors or that such cash resources will be sufficient. In the absence of sufficient financing, the Company may be unable to sustain its operations.

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

Impact of Year 2000 Issue

         The Company is assessing the possible effects on its operations of the impact through its own systems and the systems of its key suppliers and subcontractors of the Year 2000 issue. The Company has no interactive or linked computer systems to any of its suppliers or subcontractors and does not have extensive reliance on internal computer systems for its manufacturing, marketing or sales operations. While the impact of the Year 2000 issue could have a material effect on the Company's operations and financial results, the Company at this time believes the potential impact and related costs are not significant.

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

                                    PART III


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
         ---------------------------------------------

         On January 6, 1999, the Company dismissed its independent certified accountants, Richard A. Eisner & Company, LLP, and on January 8, 1999, the Company appointed Durland & Company as its new independent certified accountants. The opinion of Richard A. Eisner & Company, LLP on each of years ended December 31, 1997 and 1996 did not contain any disclaimer of opinion, or qualification or modification as to audit scope or accounting principles, however their report included a paragraph as to the uncertainty of the Company's ability to continue as a going concern.

         During the two years ended December 31, 1997 and the subsequent interim period preceding the dismissal, there were no disagreements with Richard A. Eisner & Company, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         Both the dismissal of Richard A. Eisner & Company, LLP and the appointment of Durland & Company were approved by the Company's Board of Directors.

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

Directors and Executive Officers
--------------------------------

         Name                       Age              Position
         ----                       ---              --------
Richard C. Ford                     54               Chairman of the Board of Directors and Chief Exeuctive Officer
Alan J. Sandler                     60               President, Chief Operating Officer, Secretary,
                                                     Chief Financial Officer, and Director

RICHARD C. FORD had been President, Chief Executive Officer, Treasurer and a Director of the Company since its inception in 1988. In April 1997, Mr. Ford resigned as President of the Company and in June 1997, Mr. Ford resigned as Chief Executive Officer, Treasurer and Chief Financial Officer of the Company. He rejoined the Company in April, 1998. Mr. Ford was also a Director of TF Purifiner Ltd through July 17, 1997 at which time he resigned. He served as Secretary of the Company from its inception until August 1996. In January 1999, Mr. Ford was elected Chairman of the Board of Directors and appointed Chief Executive Officer.

ALAN J. SANDLER joined the Company in June, 1998. He serves as President, Chief Operating Officer, Secretary, Chief Financial Officer, and Director. Most recently Mr. Sandler served as President, Chief Executive Officer and Consultant to Hood Depot, Inc., a national restaurant supply manufacturer/distributor. From 1979-1995 he was President and Chief Executive Officer of Sandler & Sons Dental Supply Company, a regional dental supply and equipment distributor. Previous to this position he was a Vice President of Gardner Advertising Company, an advertising agency where he worked on marketing with clients such as Anheuser Busch, Inc., Ralston Purina Company, Monsanto, Sun Oil, Pet, Inc., and Southwestern Bell Telephone Company.


ITEM 10.    EXECUTIVE COMPENSATION
            ----------------------

Cash Compensation
-----------------

         The following table shows, for the three year period ended December 31, 1998, the cash and other compensation paid by the Company to its former Presidents and Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.

                                                Summary Compensation Table

Name and                                                     Other                                  All
Principal                                                   Annual        Number of     LTIP       Other
Position                          Year   Salary(1) Bonus  Compensation(2)  Options    Payouts   Compensation(3)
--------                          ----   --------- -----  ---------------  -------    -------   ---------------
Richard C. Ford (4)              1998    $ 79,000   -      $1,800          300,000       -          $16,000
President, CEO,                  1997      85,800   -         700                -       -           48,899
Treasurer, CFO                   1996     120,000   -       1,200          275,000       -           11,000

Alan J. Sandler (5)              1998      42,460               -          260,000       -                -
President, COO, Secretary
and Chief Financial Officer

Keith T.J. Hart (6)
President, CEO, CFO,             1997      91,346           4,752          100,000       -                -
Treasurer and Secretary


(1) Mr. Ford elected to defer payment of $53,000 included in his 1998 salary.

(2) This amount represents payments made by the Company for health insurance premiums.

(3) This amount represents payments made to Mr. Ford for performing various product field testing in 1996, consulting services in 1997 and 1998, and a car allowance in 1997.

(4) Mr. Ford served as Secretary of the Company until August 1996. Mr. Ford served as President of the Company until April 1, 1997 and served as Chief Executive Officer, Treasurer and Chief Financial Officer until June 19, 1997. Mr. Ford left the employment of the Company on July 17, 1997 and provided consulting services under an agreement with the Company until April 1, 1998 when he rejoined the Company. (See Item 12, Certain Relationships and Related Transactions).

(5) Mr. Sandler joined the Company June 29, 1998 as President, Chief Operating Officer and Director.

(6) Mr. Hart served as President and Chief Operating officer beginning April 1, 1997 and served as Chief Executive Officer, Treasurer, Secretary and Chief Financial Officer beginning June 19, 1997, and resigned from these positions in March, 1998. In March 1997, Mr. Hart served as a consultant for the Company for which he received approximately $10,400.

Employment Agreements
---------------------

Effective June 29, 1998, the Company hired Alan Sandler as president of the Company. Mr. Sandler will receive initial compensation at the rate of $80,000 per year. On July 7, 1998, the Company granted Mr. Sandler options to purchase 260,000 shares of the Company's stock at $.38 per share of which 65,000 vested immediately and the balance vests in increments of 65,000 on the first, second and third year anniversaries of the grant.

The Company currently does not have any other employment agreements with executive officers or significant employees.

Option Grants in Last Fiscal Year
---------------------------------

         The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended December 31, 1998 to each person named in the Summary Compensation Table.

                           Number of             % of total
                           Securities            Options
                           Underlying            Granted to            Exercise or
                           Options               Employees in          Base Price         Expiration
Name                       Granted (#)           Fiscal year           ($ / Shares)            Date
----                       -----------           -----------           ------------       ------------
Richard C. Ford             300,000                32.2%               $.38/300,000       July, 2008
Alan J. Sandler             260,000                27.9                 .38/260,000       July, 2008

Incentive and Nonqualified Stock Option Plan
--------------------------------------------

        The Board of Directors and a majority of the Company's stockholders adopted the Company's 1996 Stock Option Plan (the "Plan") on July 31, 1996 and the approval was ratified at the Company's Annual Meeting held on August 28, 1996. The number of shares authorized under the Plan was increased by the Board of Directors from 1,625,000 to 2,200,000 in July 1997, which increase was subject to stockholder approval.

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

        As of December 31, 1998, incentive stock options to purchase 279,107 shares of Common Stock were outstanding and non-qualified options to purchase 1,355,248 shares of Common Stock were outstanding under the Plan.

        Options Granted to Officers and Directors. On July 8, 1998, Richard C. Ford was granted 300,000 stock options to purchase shares of the Company's Common Stock at $.38 per share. Of these options 50% will vest July 8, 1998 and 50% July 7, 1999.

        On July 8, 1998 the Company granted Alan J. Sandler 260,000 stock options to purchase shares of the Company's Common Stock of which 65,000 vested July 8, 1998. The balance of 195,000 shares will vest at the rate of 65,000 shares over the next three annual anniversary dates beginning July 7, 1999.

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

        On August 2, 1996, the Company granted Byron Lefebvre, a former Director who resigned on June 19, 1997, incentive Plan Options to purchase an aggregate of 75,000 shares of Common Stock at $2.00 per share through August 2, 2006, of which 37,500 vested on August 2, 1996, 18,750 vested on August 2, 1997 and 18,750 vest on August 2, 1998.

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

Option Exercises and Holdings
-----------------------------

         The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended December 31, 1998 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1998 fiscal year.

                                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES

                                                                 Securities Underlying       Value of Unexercised
                                     Number of                       Unexercised                 in-the-Money
                                   Shares Acquired                  Options/SARS                Options/SARs
                                     On Exercise       Value          at FY-End (#)               at FY-End ($)
                                     Realized       Exercsiable/     Exercisable/                Exercissable/
                                           (#)         ($)           Unexercisable             Unexercisable (1)
------------------------------------------------------------------------------------------------------------------
Richard C. Ford                           -           -             425,000/150,000                 $0/$0
Chairman of the Board of Directors
and Chief Executive Officer

Alan J. Sandler, President, Chief         -           -              65,000/195,000                 $0/$0
Operating Officer and Director

(1) In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $.17, the closing price reported on December 31, 1998.

              LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

                                  Number           Performance            Estimated Future Payouts Under
                                  of Shares,       or Other                  Non-Stock Price-Based Plans
                                  Units or         Period Until              ---------------------------
                                  Other Rights     Maturation           Threshold        Target    Maximum
             Name                    (#)           or Payout            ($ or #)        ($ or #)   ($ or #)
             ----                    ---           ---------            --------        --------   --------
Richard C. Ford                        -                -                   -                -          -
Chairman of the Board of Directors
and Chief Executive Officer

Alan J. Sandler                        -                -                   -                -          -
President, Chief Operating
Officer and Director

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth certain information regarding the Company' s Common Stock beneficially owned on March 19, 1999 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. At March 19, 1999, there were 5,223,493 shares of Common Stock outstanding. The address of each of the persons set forth below is 3020 High Ridge Road, Suite 100, Boynton Beach, Florida 33426, except as otherwise noted.

                                                      No. of Shares         Percent of
Name and Address or                               of Common Stock           Beneficial
Identity of Group                                 Beneficially Owned        Ownership
-----------------                                 ------------------        ---------
Richard C. Ford (1)                                    1,091,333               13.5%
Alan J. Sandler (2)                                       65,000                   *
Armen Partners, L.P. (3)                                 600,000                7.4%
Richard J. Ford (4)                                      506,890                6.3%
Traci M. Ford (5)                                        435,750                5.4%
Jennifer D. Ford/Roe (6)                                 419,250                5.2%
Greystone Partners, L.P. (7)                             295,000                3.6%
Quantum Industrial Partners LDC ("QIP") (8)            2,595,962               32.1%
All Executive Officers
and Directors as a group (2 persons)                   1,156,333               14.3%

*Less than 2%

(1) Mr. Ford serves as a Chairman of the Board of Directors and Chief Executive Officer. Includes 136,875 shares owned by Catherine Ford, Mr. Ford's wife, of which Mr. Ford disclaims beneficial ownership. Also includes options to purchase (i) 50,000 shares of Common Stock at $2.20 per Share through August 2, 2001; 200,000 shares of Common Stock at $2.00 per Share through August 2, 2006; 25,000 shares of Common Stock at $6.00 per share through December 3, 2006, and 150,000 shares of Common Stock at $.38 per Share through July 7, 2000; (iii) options issued to Mrs. Catherine Ford to purchase 62,500shares of Common Stock at $8.75 through January 16, 2007, 18,750 shares of Common Stock at $6.00 per share through December 3, 2006, and 9,375 shares at $2.20 through August 2, 2001 for which Mr. Ford disclaims beneficial ownership. Also includes 40,000 shares held in custody by Mr. Ford for his grandchildren, and 14,000 shares held in custody by Mrs. Ford for her children for which Mr. Ford disclaims beneficial ownership. This number does not include options held by Mr. Ford to purchase 250,000 shares which have not vested at this date.

(2) Mr. Sandler serves as President, Chief Operating Officer, Secretary, Chief Financial Officer and Director. Includes 65,000 subject options but does not include 195,000 subject options which have not vested at this date.

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

(4) Address is 859 Glouchester St. Boca Raton, FL. 33487. Includes options to purchase 18,750 shares of Common Stock at $2.20 per Share through August 2, 2006, 3,375 shares of Common Stock at $6.00 per share through December 3, 2006 and 62,500 shares of Common Stock at $8.75 per share through January 16, 2007.

(5)    Address is 61 Lexington Avenue, New York, New York  10010.

(6)    Address is 1627 SE Greenacres Circle, Port St. Lucie, Florida  34952.

(7) Address is 1160 Third Avenue, New York, New York 10021. Includes 150,000 shares of Common Stock and Warrants to purchase 75,000 shares of Common Stock at $2.00 per share through December 31, 1999 owned by Greystone Partners, LP. Also includes 50,000 shares of Common Stock and options to purchase 20,000 shares of Common Stock at $9.00 per share through March 31, 2000 owned by Mr. Harvey Stober, the General Partner of Greystone Partners, L.P.

(8) Address is c/o Curacao Corporation Company, N.V., Kaya Flamboyan, Willenstad Curacao, Netherlands, Antilles. Includes warrants to purchase 500,000 shares of Common Stock at $2.75 per share through December 31, 2000. Includes 1,025,962 shares of Common Stock which can be obtained upon conversion of $2.5 million of 12% Senior Subordinated Convertible Notes at a conversion price of $2.75 per share through January 1, 2003.

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           ----------------------------------------------

Loans and Issuances of Securities to Taylor/Ford. During 1994, the Company and its then principal shareholder, Richard C. Ford, instituted legal action against the estate of a former 50% owner of the Company ("the Estate"). This litigation sought a declaratory judgment approving the dilution of the Estate's interest in the Company from 50% to approximately 10% as a result of the issuance of additional Common Stock in 1994 to the principal shareholder and his children. Subsequently, the beneficiaries of the Estate filed counterclaims against the Company and its principal shareholder and his children seeking declaratory relief, cancellation of additional stock issuances by the Company, an injunction against further issuances, appointment of a receiver and damages against Ford individually. In June 1995, the Estate demanded repayment of the non interest bearing shareholder loans due to the Estate for which there were no stated due dates. In September 1996, the Company entered into an Agreement in Partial Settlement of Puradyn Issues ("Agreement") which released the Company, with prejudice, from all litigation pending or contemplated by the Taylor Family, the beneficiaries of the Estate, and individually, against the Company related to any actions taken by the Company before the date of the Agreement. In return, the Company agreed to repay the Estate's loans of $502,026 as follows: $167,342 due 90 days after any equity financings which raise in excess of $5,000,000 of gross proceeds; $167,342 on the first and second anniversaries of such equity financings. If the equity financings are less than $5,000,000 the amount of the periodic debt repayment will be reduced and the term extended proportionately. The Estate has agreed not to commence any action for loan repayment as long as the Company is in compliance with the Agreement and raises gross proceeds of at least $2,000,000 within one year of the Agreement. The Company has raised in excess of $2,000,000 as required by the Agreement, however, it failed to make the required payment on January 31, 1999. The Estate has declared the Agreement to be in default and has demanded immediate payment of the balance due totaling $294,756.

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

        Richard C. Ford Consulting Agreement. On July 17, 1997, the Company entered into a six month consulting agreement with Richard C. Ford whereby Mr. Ford would perform various sales consulting and other services for the Company in exchange for a fee of $8,000 per month, health insurance premiums of approximately $1,000, reimbursable business expenses and a commission of 10% of the gross margin of any sales consummated by Mr. Ford during this period. Such agreement was extended to March 4, 1998. During 1998 and 1997, Mr. Ford was paid approximately $16,000 and $45,000, respectively, pursuant to this consulting agreement.

        On July 8, 1998 Richard C. Ford was awarded 300,000 options for past and future services to the Company covering March 1998 through July 7, 1999. One-half of these options vested July 8, 1998 and the other half will vest July 7, 1999.

        D.B. Filters, Inc. On May 20, 1996, the Company acquired all of the common stock of D.B. Filters, Inc. ("DB Filters") for $1,275 in cash and 90,773 shares of its Common Stock with an estimated fair value of approximately $137,000. The fair market value of the shares of Common Stock was based upon $1.51 per Share, which was the price per Share being offered by the Company to investors pursuant to a private offering, which was being undertaken by the Company at the same time as the acquisition of DB Filters. DB Filters was owned by two employees of the Company, one of which was Byron Lefebvre, a former Director of the Company. DB Filter's only assets were the future royalty rights related to the Company's new Element patent and certain restricted, as defined, North American Element manufacturing rights. DB Filters had no other material assets or liabilities at December 3, 1994 and 1995 and no material operations in 1994 and 1995.

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

        The Company has not paid the quarterly interest on the $2,000,000 and $500,000 12% Senior Subordinated Convertible Notes since inception, and has elected to add the amounts, aggregating $321,396, at December 31, 1998, to the principal under provisions of the respective note agreements.

        On June 19, 1997, QIP purchased 285,000 and 785,000 shares of the Company's Common Stock directly from the children of the Taylor Family and from Mr. Richard Ford and his children for an aggregate purchase price of $785,750 and $2,158,750, respectively.

        Consulting Services. On August 2, 1996, the Company granted Armen Capital Management Corp., whose President is Garo Armen, non-qualified stock options to purchase an aggregate of 250,000 shares of Common Stock at $2.00 per share through August 2, 1998, which vested on January 1, 1997, for various consulting services. These options expired in August, 1998.

        On May 20, 1997, the Company granted to Harvey Stober, for various consulting services, non-qualified stock options to purchase an aggregate of 20,000 shares of Common Stock at $9.00 per share through March 31, 2000, of which 2,500 shares vested on May 20, 1997, and the remaining options vested quarterly in increments of 2,500 shares commencing on September 30, 1997.

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

10.19             12% Senior Subordinated Convertible Note in the principal amount of $500,000 (4).
24.1              Consent of Independent Auditors as of December 31, 1998 (5)
24.2              Consent of Independent Auditors as of December 31, 1997 (5)
27                Financial Data Schedule (5)
99.1              Final Judgment in T/F Systems,  Inc. v. Southeast Capital Financing,  Inc., Case No. CL 90-12772AE in the
                  Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (1).

-------------------
(1) Incorporated by reference from the Exhibits to the Company's Form 10-SB Registration Statement, as amended, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference from the Exhibit to the Company's Form 8-K, January 9, 1997, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference from the Exhibit to the Company's Form 8-K, June 19, 1997, as filed with the Securities and Exchange Commission.
(4) Incorporated by reference from the Exhibit to the Company's Form 8-KA, February 11, 1998, as filed with the Securities and Exchange Commission.
(5)      Filed herewith.

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

                                      Puradyn Filter Technologies, Incorporated
                                                                   (Registrant)


Date: June 11, 1999                   By: /s/Richard C. Ford
                                          --------------------------
                                             Richard C. Ford
                                             Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: June 11, 1999


By: /s/Allan J. Sandler               By: /s/Richard C. Ford
    --------------------------------      -------------------------------------
       Alan J. Sandler                       Richard C. Ford
       President, Director and Chief         Chairman of the Board of Directors
       Financial and Accounting Officer

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

                    Puradyn Filter Technologies, Incorporated

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page


Independent Auditors' Report as of December 31, 1998.........................F-2

Independent Auditors' Report as of December 31, 1997.........................F-3

Balance Sheet................................................................F-4

Statements of Operations.....................................................F-5

Statements of Stockholders' Deficiency.......................................F-6

Statements of Cash Flows.....................................................F-7

Notes to  Financial Statements...............................................F-8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
Puradyn Filter Technologies, Incorporated
Boynton Beach, Florida


We have audited the accompanying balance sheet of Puradyn Filter Technologies, Incorporated (formerly known as T/F Purifiner, Inc.), as of December 31, 1998 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial  statements,  the  Company  has  experienced  operating  losses  since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                /s/Durland & Company, CPAs, P.A.
                                                   Durland & Company, CPAs, P.A.
Palm Beach, Florida
March 5, 1999, except for
Note 6, as to which the date
is March 25, 1999

                                            Richard A. Eisner & Company, LLP
                                            Accountants and Consultants

EISNER

                                            575 Madison Avenue
                                            New York, NY 10022-2597
                                            Tel 212 355 1700 Fax 212 355 2414
                                            www.rae.com

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Puradyn Filter Technologies, Incorporated


         We have audited the accompanying statements of operations, changes in stockholder' equity (capital deficiency) and cash flows for the year December 31, 1997 of Puradyn Filter Technologies Incorporated (formerly known as T/F Purifiner, Inc.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material missatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements of Puradyn Filter Technologies, Incorporated enumerated above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/ Richard A. Eisner & Company, LLP
------------------------------------
Richard A. Eisner & Company, LLP


New York, New York
February 20, 1998


With respect to Note 11
September 8, 1998

                    Puradyn Filter Technologies, Incorporated
                                  Balance Sheet
                                December 31, 1998

                                        ASSETS
CURRENT ASSETS
   Trade accounts receivable, net of allowance for doubtful accounts of $35,000       $                      30,623
    Inventories                                                                                             342,439
    Prepaid expenses and other current assets                                                                   207
                                                                                      -----------------------------
Total current assets                                                                                        373,269
                                                                                      -----------------------------
FIXED ASSETS
   Property and equipment, net                                                                              289,317
                                                                                      -----------------------------
Total fixed assets                                                                                          289,317
                                                                                      -----------------------------
OTHER ASSETS
   Other assets                                                                                              16,370
                                                                                      -----------------------------
Total other assets                                                                                           16,370
                                                                                      -----------------------------
Total assets                                                                          $                     678,956
                                                                                      =============================
                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Cash overdraft                                                                     $                      77,693
   Accounts payable -trade                                                                                  422,252
   Accrued expenses                                                                                         167,661
   Customer deposits                                                                                         48,568
   Current portion of capital lease obligations                                                              20,960
   Note payable to bank                                                                                     250,000
   Note payable to shareholder                                                                              150,000
   Note payable to former shareholder                                                                       294,756
                                                                                      -----------------------------
Total current liabilities                                                                                 1,431,890
                                                                                      -----------------------------
LONG TERM DEBT
   Note payable and accrued interest to QIP, a shareholder                                                2,821,396
   Capital lease obligations                                                                                 12,851
                                                                                      -----------------------------
Total other liabilities                                                                                   2,834,247
                                                                                      -----------------------------
Total liabilities                                                                                         4,266,137
                                                                                      -----------------------------
STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.001 par value, 500,000 shares authorized; 0 issued and
       outstanding                                                                                                0
   Common stock, $.001 par  value, 20,000,000 shares authorized, 5,223,493 issued
       and outstanding                                                                                        5,223
   Additional paid-in capital                                                                             7,309,201
   Unearned compensatory options                                                                             (2,560)
   Loan receivable, net of allowance for doubtful accounts of $38,000                                       (22,931)
   Deficit                                                                                              (10,876,114)
                                                                                      -----------------------------
Total stockholders' deficiency                                                                           (3,587,181)
                                                                                      -----------------------------
Total Liabilities and Stockholders' Deficiency                                        $                     678,956
                                                                                      =============================

    The accompanying notes are an integral part of the financial statements.

                    Puradyn Filter Technologies, Incorporated
                            Statements of Operations
                     Years Ended December 31, 1997 and 1998

                                                                                1997                  1998
                                                                       ---------------------- ---------------------
Net sales                                                              $            1,352,663 $             708,028
Cost of sales                                                                       1,019,317               579,508
                                                                       ---------------------- ---------------------
Gross profit                                                                          333,346               128,520
                                                                       ---------------------- ---------------------
Operating expenses:
   Selling                                                                          2,740,188             1,059,573
   General and administrative                                                       1,121,888               630,502
   Engineering and development                                                        183,468               152,016
   Deferred profit                                                                    (9,607)                     0
   Impaired assets                                                                    324,330                     0
                                                                       ---------------------- ---------------------
Total operating expenses                                                            4,360,267             1,842,091
                                                                       ---------------------- ---------------------
Operating loss                                                                    (4,026,921)           (1,713,571)
                                                                       ---------------------- ---------------------
Other income (loss)
   Interest expense                                                                 (460,050)             (354,281)
   Interest income                                                                     62,846                 6,763
                                                                       ---------------------- ---------------------
Total other income (loss)                                                           (397,204)             (347,518)
                                                                       ---------------------- ---------------------
Net loss                                                               $          (4,424,125) $         (2,061,089)
                                                                       ====================== =====================
Basic loss per common share                                            $                (.86) $               (.40)
                                                                       ====================== =====================
Basic number of weighted average common shares outstanding                          5,167,681             5,213,752
                                                                       ====================== =====================








     The accompanying notes are an integral part of the financial statements

                    Puradyn Filter Technologies, Incorporated
                     Statements of Stockholders' Deficiency

                                                               Additional     Unearned                                   Total
                                           Common Stock         Paid-in     Compensatory    Loans                     Stockholders
                                                                Capital        Options    Recveivable    Deficit       Deficiency
                                      ----------------------- ------------- ------------- ----------- --------------- --------------
                                         Shares      Amount
                                      ------------ ---------- ------------- ------------- ----------- --------------- --------------
BALANCE, January 1, 1997                5,097,080  $   5,097  $  6,323,505  $   (123,114) $        0  $   (4,390,900) $   1,814,588

Cancellation of common stock               (8,676)        (9)      (22,491)            0           0               0        (22,500)
Exercise of stock option, net             117,475        118       239,456             0     (73,931)              0        165,643
Issuance of compensatory stock option
   and warrants                                 0          0       357,052      (357,052)          0               0              0
Amortization of unearned  compensation          0          0             0       462,846           0               0        462,846
Issuance of stock purchase warrant              0          0       400,000             0           0               0        400,000
Net loss                                        0          0             0             0           0      (4,424,125)    (4,424,125)
                                      ------------ ---------- ------------- ------------- ----------- --------------- --------------
BALANCE, December 31, 1997              5,205,879      5,206     7,297,522       (17,320)    (73,931)     (8,815,025)    (1,603,548)

Exercise of stock option, net                 500          0         1,000             0           0               0          1,000
Issuance of common stock                   17,114         17        10,679             0           0               0         10,696
Amortization of unearned  compensation          0          0             0        14,760           0               0         14,760
Collection of loan receivable                   0          0             0             0      13,000               0         13,000
Provision on loss on loan receivable            0          0             0             0      38,000               0         38,000
Net loss                                        0          0             0             0           0      (2,061,089)    (2,061,089)
                                      ------------ ---------- ------------- ------------- ----------- --------------- --------------

BALANCE, December 31, 1998              5,223,493  $   5,223  $  7,309,201  $     (2,560) $  (22,931) $  (10,876,114) $  (3,587,181)
                                      ============ ========== ============= ============= =========== =============== ==============















     The accompanying notes are an integral part of the financial statements

                    Puradyn Filter Technologies, Incorporated
                             Statement of Cash Flows
                     Years ended December 31, 1997 and 1998

                                                                                                      1997                1998
                                                                                              ------------------- ------------------
Operating activities
Net loss                                                                                      $       (4,424,125) $      (2,061,089)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization                                                                         571,756            104,941
   Provision for doubtful accounts                                                                        12,549            (15,000)
   Provision for uncollectible loan receivable                                                                 0             38,000
   Write down of impaired assets                                                                         324,330                  0
   Issuances of common stock and compensatory options and warrants                                       462,846             14,760
   Cancellation of common stock                                                                          (10,000)                 0
Changes in operating assets and liabilities:
     Trade accounts receivable                                                                            39,664             71,521
      Inventories                                                                                        (89,201)           187,001
      Prepaid expenses and other current assets                                                          (94,440)           112,270
      Other assets                                                                                       (14,249)               769
      Accounts payable - trade                                                                          (107,239)           233,553
      Accrued expenses                                                                                   106,782             (8,198)
      Accrued interest payable - QIP                                                                           0            313,396
      Customer deposits                                                                                 (159,085)           (66,272)
      Deferred rent                                                                                      (10,754)                 0
                                                                                              ------------------- ------------------
Net cash used by operating expenses                                                                   (3,391,166)        (1,074,348)
                                                                                              ------------------- ------------------
Investing activities
Additions to patents and trademarks                                                                      (60,092)                 0
Purchases of property and equipment                                                                     (221,115)           (31,360)
Decrease (increase) in other assets, net                                                                  10,100                  0
Increase in note receivable from shareholder/officer                                                    (200,000)                 0
Decrease in note receivable from shareholder/officer                                                     200,000                  0
                                                                                              ------------------- ------------------
Net cash used by investing activities                                                                   (271,107)           (31,360)
                                                                                              ------------------- ------------------
Financing activities
Increase in deferred issuance and financing costs                                                        (70,325)                 0
Proceeds from issuances of common stock and exercise of stock option, net                              1,194,737             11,698
Collection of loans and subscription receivable                                                                0             13,000
Proceeds from notes payable                                                                               20,200                  0
Payment on notes payable and capital lease obligations                                                   (33,000)           (46,056)
Proceeds from note payable to QIP                                                                      2,000,000            500,000
Proceeds from note payable to bank                                                                             0            250,000
Proceeds from note payable to shareholder                                                                      0            150,000
Payment on note payable to former shareholder                                                           (103,501)          (103,501)
Borrowing from investee                                                                                   20,875                  0
Repayment to investee                                                                                    (42,799)                 0
Increase in cash overdraft                                                                                     0             77,693
                                                                                              ------------------- ------------------
Net cash provided by financing activities                                                              2,986,187            852,834
                                                                                              ------------------- ------------------

Increase (decrease) in cash and cash equivalents                                                        (676,086)          (252,874)
Cash and cash equivalents at beginning of year                                                           928,960            252,874
                                                                                              ------------------- ------------------
Cash and cash equivalents at end of year                                                      $          252,874  $               0
                                                                                              =================== ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                                        $           52,050  $          14,486
                                                                                              =================== ==================
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Property and equipment acquired under capital leases                                          $           49,000  $               0
                                                                                              =================== ==================

     The accompanying notes are an integral part of the financial statements

                    Puradyn Filter Technologies, Incorporated
                          Notes to Financial Statements
                           December 31, 1997 and 1998

(1)   The Company and Summary of Significant Accounting Policies
          The Company Puradyn Filter Technologies,Incorporated(formerly known as T/F Purifiner, Inc.), ("Puradyn" or the "Company"), a Delaware corporation, is engaged in the manufacturing, distribution and sale of oil purification systems under the trademarks Purifiner(R) and Puradyn(TM).

          The Company holds the exclusive worldwide manufacturing and marketing rights for the Purifiner products pursuant to licenses for two patents (see Note 9) and through direct ownership of various patents.

Going Concern    The  Company   has  incurred  losses  from   operations   since
          inception, which has resulted in negative cash flow from operating activities and the continuing need for additional financing. In addition, the Company has negative working capital and negative net worth. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company must obtain additional financing, which it is endeavoring to do through the issuance of additional securities.

          The Company has completed several private placements of its Common Stock in 1996, and obtained debt financing in 1997, 1998 and January, 1999, however, the Company needs to complete additional financings in early 1999 to continue its operations. There is no assurance that the Company can complete these financings or that profitable operations can be achieved. The inability to obtain adequate additional financing when needed, would have a material adverse effect on the Company, including requiring the Company to significantly curtail or cease its operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary as a result of the above uncertainty.

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

Inventories    Inventories  are  stated  at  the lower of cost (first-in, first-
          out method) or market.

Property  and   Equipment   Property  and   equipment   are  recorded  at  cost.
          Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, including assets held under capital leases. Leasehold improvements are amortized over the shorter of the useful lives of the improvement or the term of the related lease. The estimated useful lives of property and equipment is 5 years. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charges to operations as incurred.

Patents and Trademarks   Patents  and   trademarks  have been written down to $1
          each, due to impairment of the respective amounts based on anticipated cash flows. See "Impairment". Accordingly, expenditures for patents and trademarks are expensed as incurred. Patent and trademark expenses in 1998 and 1997 were $28,300 and $3,535, respectively.

                    Puradyn Filter Technologies, Incorporated
                          Notes to Financial Statements

Advertising Costs Advertising costs are generally charged to operations in the year incurred. During the years ended December 31, 1998 and 1997, these costs totaled $159,400 and $113,200, respectively, and are presented in selling expenses. The 1998 amount includes $70,000 in expenses related to the pending litigation discussed in Note 11.

Engineering and Development Engineering and development costs are expensed as incurred.

Impairment   Management reviews long lived  assets  and  intangible  assets  for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows estimated to be generated by those assets to the asset's carrying amount. In the fourth quarter of 1997, the Company wrote down the unamortized amount of costs in excess of net assets acquired, and wrote down to $1 each the amount of patents and trademarks due to impairment of the respective amounts based on anticipated cash flows.

Stock Based Compensation    The   Company   adopted   Statement   of   Financial
          Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123). The Company has elected to continue to apply APB No. 25 in accounting for its employee stock option plan and to disclose in the footnotes the pro forma effects on net income
          (loss) as if the fair value of the options has been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the amount the employee must pay to acquire the stock. (See Note 13).

Credit Risk    The Company minimizes the concentration of credit risk associated with cash and cash equivalents by maintaining its cash and cash equivalents with a high quality, federally insured financial institution. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover potential credit losses. (See Note 16.)

Fair Value of Financial Instruments    The  following   methods  and assumptions
          were used in estimating the indicated fair values of financial instruments:

          Cash and cash equivalents: The carrying amount approximates the fair value due to the short maturity of these instruments.

          Short term debt: The carrying amount approximates fair value due to the short term maturity of these instruments.

          Long  term  debt:   The  fair  value  of  the   Company's   borrowings
          approximates the carrying value based on current rates offered to the Company for similar debt.

Basic and Diluted Loss Per Share    The  Company   has   adopted   Statement  of
          Financial  Accounting  Standards  No. 128,  "Earnings  Per Share" (FAS
          128), which establishes new standards for computing and presenting earnings per share ("EPS") effective for the periods ending after December 15, 1997. FAS 128 requires a dual presentation of basic and diluted earnings per share. Because of losses from operations, the effect of stock options, warrants and convertible debt is anti-dilutive.

                    Puradyn Filter Technologies, Incorporated
                          Notes to Financial Statements

(2)   Inventories  At December 31, 1998 inventories consist of the following:

                          Raw materials                   $298,008
                          Finished goods                    43,431
                          Supplies                           1,000
                                                       -------------
                                                          $342,439

(3) Property and Equipment At December 31, 1998 property and equipment at cost consists of the following:

                          Machinery and equipment              $ 509,102
                          Furniture and fixtures                  47,193
                          Leasehold improvements                  45,698
                                                              ------------
                                                                 601,993
                          Less accumulated depreciation
                            and amortization                    (312,676)
                                                               $ 289,317

          At  December  31,  and  1998,   machinery   and   equipment   includes
          approximately $103,000 of equipment held under capital leases with related accumulated amortization of approximately $49,000.

(4) Leases The Company's manufacturing, warehouse and office facilities are leased under a five year, noncancelable operating lease. The lease began on April 1, 1994, with payments commencing on July 1, 1994 and increasing lease payments over the second through fourth years of its term. The Company has accounted for these lease payments using the straight-line method over the term of the lease and recorded a deferred rent payable. At December 31, 1998, future minimum lease payments to the term of the lease at March 31, 1999 are $22,530. A month-to-month operating lease entered into in 1997, with payments of $1,590 per month, was canceled in 1998. Total rent expense was approximately $96,000 and $86,000 for 1997 and 1998, respectively.

          The Company also has entered into several obligations for certain office and manufacturing equipment which have been accounted for as capital leases. At December 31, 1998, future minimum commitments under these noncancelable capital leases are as follows:

                                              1999                   $20,960
                                              2000                    12,851
                                                                      -------
                Total minimum lease payments                          33,811
                 Less amount representing interest at
                    approximately 16%                                 (5,630)
                                                                   ----------
                 Present value of minimum lease payments            $ 28,181
                                                                     =======

(5) Note Payable to Shareholder On May 21, 1998 and on June 24, 1998, Richard C. Ford, Chairman of the Board of Directors and a majority shareholder of the Company, loaned the Company $110,000 and $40,000, respectively. For each loan, the Company issued notes payable due one year from the date of issuance at 12% interest and secured by accounts receivable and inventories. Interest accrued to December 31, 1998 totaling $10,750 has not been paid.

                    Puradyn Filter Technologies, Incorporated
                          Notes to Financial Statements

(6) Note Payable to Bank On August 21, 1998, the Company borrowed $250,000 from its bank under a revolving note payable due one year from the date of issuance with interest at 8.75%, payable monthly. The note was secured by substantially all assets of the Company.

          On January 21,1999, the Company converted its loan with the bank to a $350,000 revolving line of credit, due on demand, with interest at the bank's prime rate (7.75% at inception). The revolving line of credit is secured by certificates of deposit in the name of Richard C. Ford and held by the bank. On January 21, 1999, the Company borrowed an additional $100,000 under the new revolving line of credit. Both the initial loan and the revolving line of credit were personally guaranteed by Richard C. Ford.

          On March 25, 1999, the Company increased the revolving line of credit from $350,000 to $525,000. The additional $175,000 was drawn down during March 1999. The total balance owed on the line of credit is secured by certificates of deposit in the name of Richard C. Ford and held at the bank.

(7) Note Payable to Former Shareholder In 1996, the Company entered into an Agreement (the "Agreement") with the beneficiaries of the estate of a former 50% owner of the Company ("the Estate") in partial settlement the issues under which the Company agreed to repay the Estate's loans of $502,026 based on a formula related to the amount of equity financings by the Company. The Estate agreed not to commence any action for loan repayment as long as the Company is in compliance with the Agreement. Based upon equity raised through December 31, 1998, future payments due on January 31 each year are: 1999: $104,328; 2000:
          $104,328; and 2001: $86,100. However, the Company did not make the required payment on January 31,1999 and the Estate has issued a letter to the Company to declare the Agreement in default and to demand immediate payment of the entire remaining balance. Accordingly, the entire remaining balance has been classified as a current liability as of December 31, 1998.

(8) Notes Payable to QIP, a Shareholder On January 26, 1998, the Company and Quantum Industrial Partners LDC ("QIP") entered into a Note Exchange Agreement whereby a $2,000,000 promissory note issued June 19, 1997 to QIP was exchanged for a $2,000,000 12% Senior Subordinated Convertible Note ("Note") due 2003. Interest is payable quarterly commencing April 1, 1998, provided, however, that at the option of the Company, unpaid interest may be added to the principal balance of the Note in lieu of a cash payment, which the Company has elected to do each quarter through December 31, 1998. Such unpaid interest bears interest at 15% per annum and is payable on demand. Total accrued interest at December 31, 1998 was $321,396. The Note is senior to all indebtedness of the Company, except bank or financial institution debt. The Note can be redeemable at the option of QIP on or after the earlier of January 1, 2001 or the date on which the Company raises cash proceeds aggregating $10 million from the sale of debt or equity securities or assets. As long as the Note is outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock retire its existing indebtedness other than existing required periodic payments or enter into transactions with any affiliate.

          Prior to January 1, 2003, the Note is convertible, at the option of QIP, into Common Stock of the Company at a conversion price of $2.75 per share, which was greater than the quoted market price of the Company's Common stock on the date of issue. Under certain circumstances, the Note is subject to anti-dilution provisions and the Company will register the securities underlying the Note. Also on January 26, 1998, the Company and QIP entered into a Note Purchase Agreement whereby the Company issued QIP a 12% Senior Subordinated Convertible Note in the aggregate principal amount of $500,000. The terms and conditions of this $500,000 note are identical to the $2,000,000 Note described above.

          At December 31, 1998, the Company has classified principal and accrued interest of $2,821,396 as a long term liability and has reserved 1,025,962 shares of Common Stock under the conversion provisions of the notes discussed above.

                    Puradyn Filter Technologies, Incorporated
                          Notes to Financial Statements

(8) Notes Payable to QIP, a Shareholder (continued) In connection with the $2,000,000 promissory note originally issued to QIP on June 19, 1997, the Company issued a Common Stock Purchase Warrant to QIP for the purchase of 500,000 shares of the Company's Common Stock, exercisable at $2.75 per share and expiring on December 31, 2000. The warrant is subject to anti-dilution provisions under certain circumstances. The warrant was assigned a value of $400,000 which was credited to additional paidin capital and the $2,000,000 note payable was recorded net of the related discount. The Company has reserved 500,000 shares of its Common Stock underlying this warrant.

(9)  Royalties       In  connection  with the Company  being  granted  worldwide manufacturing and marketing rights for certain of the Purifiner products, a royalty agreement was entered into over a term which mirrors the life of the related patents or any improvements thereto. Pursuant to this royalty agreement, the owner of the patents will receive 5% of the net unit sale price and of all covered Purifiner products, as defined. Additionally, 1% of the net sales price of replacement oil filter elements will be paid as a royalty for the use of the Purifiner U.S. trademark.

          In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties. As a result of this agreement, the patent owner is entitled to a minimum annual royalty of $24,000, payable in minimum monthly installments of $2,000. Royalty expense for 1998 and 1997 was approximately $21,000 and $44,000, respectively.

          In February, 1997, the patent owner filed an action against the Company for non payment of approximately $21,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief and was entitled to receive approximately $20,000 in past royalties which are recorded at December 31, 1998.

(10) Income Taxes In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. At December 31, 1998, the Company has net operating loss carryforwards of approximately $7,872,900 for Federal income tax purposes which expire in 2018. Due to the Company's net losses, no provision was made for income taxes in 1997 and 1998.

          The significant components of the net deferred tax asset as of December 31, 1998 are as follows:

                      Net operating losses                            2,963,000
                      Excess tax basis of manufacturing
                      rights acquired from related party                 60,000
                      Compensatory options and warrants                 241,000
                      Intangible assets                                 117,000
                      Other                                              28,000
                                                                     -----------
                                                                      3,409,000
                      Valuation allowance                            (3,409,000)
                                                                      ---------
                      Net deferred tax asset                  $               0
                                                               =================

          The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in valuation allowance of $773,000.

          As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its net operating loss carryforward pursuant to Section 382 of the Internal Revenue Code

                    Puradyn Filter Technologies, Incorporated
                          Notes to Financial Statements

(11) Contingencies TF Systems, Inc. ("Systems"), a related party (previously under common ownership with the Company), formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company in 1995. In June, 1997, the former law firm of Systems filed a complaint against the Company, Systems,Richard
          C. Ford, individually and an inactive company controlled by Richard C. Ford, demanding payment of approximately $313,000 of legal fees and costs, plus interest and attorney fees, related primarily to obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems was awaiting a judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible legal fee claims aggregating approximately $75,000. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn Filter Technologies, Incorporated did not assume these obligations as part of its purchase of Systems in 1995 and management believes such amounts are not the responsibility of Puradyn Filter Technologies, Incorporated. However, Systems is an inactive company whose only asset is the claim that was reversed on appeal and may be retried by Systems. Accordingly, the ability to collect such funds from Systems is uncertain. The ultimate outcome of this litigation and other unasserted claims against the Company cannot be determined at this time, however, based upon the opinion of the Company's counsel, a favorable outcome is likely. No liability has been recorded for these claims in the accompanying balance sheet.

          During 1998, in the ordinary course of business, the Company has been named in an action concerning a balance due to a vendor. The claim has been estimated at $72,000. In addition, on September 8, 1998 the Company received notice from a stockholder regarding a potential stockholder's derivative action and/or a direct negligence action against the prior Directors and Officers of the Company. The Company advised the stockholder that it is not pursuing any potential claim at this time. The impact of this contingent matter is not reasonably determinable.

(12) Common Stock During 1997, 5,000 shares issued to a not-for-profit environmental group in 1996 for past services and support given to the Company were returned to the Company and cancelled at a value of $2.00 per share and credited to Additional Paid In Capital. These shares had been issued based on a $2.00 market value. Also during 1997, 3,676 shares at a value of $12,500 were canceled that had been subscribed for at December 31, 1996.

          Common stock reserved for possible future issuance as of December 31, 1998 is as follows:

                      Conversion of QIP notes (Note 8)                1,025,962
                      Stock Options (Note 13)                         1,977,025
                      Warrants (Notes 8 and 14)                         835,000
                                                                     ----------
                      Total shares of common stock                    3,837,987
                                                                      =========

(13) Stock Options The Company's stock option plan, adopted in 1996 and amended in July, 1997 (the "1996 Option Plan"), provides for the granting of up to 2,200,000 options for both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, based upon the determination of the Board of Directors. The exercise price of the options may be no less than fair value of the Common Stock on the date of grant for incentive stock options, and the option term may not exceed five or ten years. Generally, options to employees vest over four years at 25% per annum, except for certain grants to employees which vested 50% upon grant with remaining amounts over two years at 25% per annum. At December 31 1998 1,977,025 shares of Common Stock have been reserved for issuance under the 1996 Option Plan.

                    Puradyn Filter Technologies, Incorporated
                          Notes to Financial Statements

(13) Stock Options (continued) Additional information concerning the activity in the 1996 Option Plan is as follows:
                                               Number of        Weighted Average
                                                Shares           Exercise Price
     Options outstanding, January 1, 1997      1,360,000               $2.57
          Granted                                566,625                7.88
          Exercised                             (117,475)(a)            2.05
          Cancelled                             (139,330)               8.23
                                               ---------
     Options outstanding at December 31, 1997  1,669,820                3.93
          Granted                                932,685                 .47
          Exercised                                 (500)               2.00
          Cancelled                             (967,650)               3.80
                                               ---------
     Options outstanding at December 31, 1998  1,634,355                2.03
                                               =========

     Options exercisable at December 31:
               1997                            1,135,228               $3.24
                                               =========
               1998                              970,320                2.68
                                               =========

       Options available for grant at December 31:
            1997                                 287,705
                                              ==========
            1998                                 322,670
                                              ==========

          (a) At December 31, 1998, $60,931 of loans receivable, substantially all collateralized by underlying Common Stock, was due from current and former employees who were allowed a cashless exercise of 45,375 stock options. As a result of allowing these cashless exercises, the Company was required to treat such options as newly granted and, accordingly, has expensed $270,000 in 1997 based on the difference between the quoted market price and exercise price on the date of the cashless exercise.

          Summarized information with respect to 1996 Option Plan options outstanding at December 31, 1998 is as follows:

                          Options Outstanding                Options Exercisable
               --------------------------------------------- -------------------
               Weighted Average      Weighted       Weighted            Weighted
                  Remaining      Average Remaining   Average            Average
Range of            Number          Contractual     Exercise   Number   Exercise
Exercise Price   Outstanding      Life (in Years)     Price  Exercisable  Price

$ .38 - $ .44       862,035           6.77          $   .39    255,000   $   .38
 2.00 -  2.75       539,820           6.11             2.04    539,820      2.04
 4.50 - 10.00       232,500           7.86             8.13    175,500      7.98
                    -------                                    -------
                  1,634,355                                    970,320
                  =========                                    =======

          The effect of applying SFAS No. 123 on 1997 and 1998 proforma net loss and recognizing compensation expense for consultants and the former Board of Advisors as stated below are not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's 1996 Option Plan grants to employees and directors been determined based upon the fair value

                    Puradyn Filter Technologies, Incorporated
                          Notes to Financial Statements

(13) Stock Options (continued) at the grant date for awards under the 1996 Option Plan, consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1997 and 1998 would have been approximately $(4,703,000) or $(.91) per basic and diluted share and $(2,142,000) or $(.41) per basic and diluted share, respectively. The fair value of the options granted to employees/directors during 1998 are estimated as $.39 per share ($.97 per share in 1997), on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0% in 1997 and 1998, volatility of 161% in 1998 and 58% in 1997, risk-free interest rate of 5.5% in 1998 and 6.0% in 1997 and expected life of 4 years in 1998 and 2.3 years in 1997.

          During 1997, the Company expensed approximately $120,000 related to the granting of stock options to various consultants and the former Board of Advisors. During 1997, the Company expensed approximately $73,000 related to the granting of 50,000 stock options and warrants to various consultants. The fair value of these options was $1.86 on the date of grant using the Black-Scholes option pricing model with the following weighted assumptions: dividend yield 0%, volatility 40%, risk free interest rate of 5.7% and expected life of 1.3 years.

          During 1997 the Company granted a consultant 20,000 options to purchase Common Stock at $9.00 per share which are not under the 1996 Option Plan. At December 31, 1998, options to purchase 17,500 shares are exercisable and this option had a remaining contractual life of 15 months.

(14) Warrants At December 31, 1998, the Company had 10,000 warrants to purchase Common Stock outstanding which were granted in 1997 to various consultants. These warrants are exercisable at $10.00 per share and expire on January 27, 1999. Also at December 31, 1998, the Company had 325,000 warrants to purchase Common Stock outstanding, which were issued in connection with a private placement. These warrants are exercisable at $2.00 per share and expire on December 31, 1999. As discussed in Note 8, the Company issued to QIP 500,000 warrants to purchase Common Stock at $2.75 per share, which expire on December 31, 2000.The Company has reserved an aggregate of 835,000 shares of Common Stock for shares issuable in connection with these warrants.

(15) Joint Venture Effective January 1, 1996, the Company entered into a joint venture agreement whereby such venture, TF Purifiner Ltd.("Ltd"), will sell and distribute the Company's product in Europe, the Middle East and certain African countries. The Company has an approximate 45% interest in Ltd's operations (50% voting interest) and is accounting for Ltd using the equity method. The Company is not required to fund Ltd, and Ltd was initially capitalized with approximately $88,000 provided by one of its shareholders. The Company is negotiating with Ltd's other 45% shareholder (Centrax Ltd.) relating to the ownership/ licensing of various pending patents filed by Centrax,as well as other matters, including the possible discontinuation of the joint venture with Centrax. The ultimate outcome of these negotiations cannot be determined at this time. In 1997 and 1998, the Company had sales of approximately $55,000 and $4,000, respectively, to Ltd, at negotiated prices.

                    Puradyn Filter Technologies, Incorporated
                          Notes to Financial Statements

(15)  Joint Venture (continued)    At December 31, and for the years then ended,
          summarized financial information of Ltd is as follows:

                                            1997                     1998
                                       --------------            -----------
          Total assets                  $    582,000              $ 465,000
          Total liabilities (1)            1,312,000              1,277,000
          Capital deficiency                (730,000)              (812,000)

          Total revenues                     394,000                270,000
          Gross profit                       170,000                140,000
          Net loss                          (447,000)              (465,000)

          (1) Includes approximately $799,000 and $957,000 at December 31, 1997 and 1998, respectively, of loans due to one of Ltd's foreign shareholders, collateralized by substantially all the tangible assets of Ltd.

(16) Major Customers and Export Sales The Company currently operates a single business segment. Its products are oil purification systems, substantially all of which are sold to distributors and end users for use on transportation vehicles. This could unfavorably affect the Company's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions.

          During 1998, 18 customers accounted for approximately 50% of the Company's net sales, and one customer accounted for approximately 10% of the Company's net sales. In 1998, export sales aggregated approximately $109,000 in geographic regions as follows: $81,000 in South America, $14,000 in Europe, and $14,000 in Asia/Pacific. During 1997, 31 customers accounted for approximately 73% of the Company's net sales and one customer accounted for approximately 11% of the Company's net sales. In 1997, export sales aggregated approximately $415,000 in geographic regions as follows: $151,000 in South America, $64,000 in Europe, and $200,000 in Asia/Pacific. The loss of business from one or a combination of the Company's significant customers could adversely effect its operations.

(17) Related Party Transactions During 1998, the Company borrowed an aggregate of $150,000 from Richard C. Ford, Chairman of the Board of Directors and a major shareholder of the Company, as discussed in Note
          5. In addition, Mr. Ford personally guaranteed the Company's indebtedness to its bank as discussed in Note 6.

          In January 1997, the Company loaned Richard C. Ford, its then President and principal shareholder, $200,000 bearing interest at 10% per annum, which was repaid in June, 1997. In addition, on July 17, 1997, the Company entered into a six month consulting agreement with Mr. Ford, who was then no longer President of the Company, whereby Mr. Ford would perform various sales consulting and other services for the Company in exchange for a fee of $8,000 per month, provision for health benefits, reimbursement of business expenses and a commission of 10% on the gross margin of any sales consummated by Mr. Ford during this period. Such agreement was extended to March 4, 1998. During 1997 and 1998, Mr. Ford was paid approximately $45,000 and $16,000, respectively, pursuant to this consulting agreement.
                                      F-16