Form 10QSB
period 1999-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 1999-06-18
CIK 1019787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 1999


                                       OR

[ ]                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                        For the transition period from to

                         Commission File Number 0-29192

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                            14-1708544
                  --------                            ----------
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or organization)

3020 High Ridge Road, Suite 100, Boynton Beach, Florida       33426
(Address of principal executive offices)                   (Zip Code)

                                 (561) 547-9499
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------


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


APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 1999: 5,223,493 shares of Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Puradyn Filter Technologies Incorporated
                             Condensed Balance Sheet

                                                                  March 31, 1999              December 31,
                                                                    (Unaudited)                   1998
                                                                    -----------                   ----
Assets
Current assets:
Cash                                                                  $   22,418               $         -
Trade accounts receivable, net                                            35,746                    30,623
Inventories                                                              306,077                   342,439
Prepaid expenses and other current assets                                  2,950                       207
                                                                    ------------               -----------
Total current assets                                                     367,191                   373,269

Property and equipment, net                                              265,038                   289,317
Other assets                                                              15,303                    16,370
                                                                    ------------               -----------
         Total assets                                                   $647,532                  $678,956
                                                                    ============               ===========

Liabilities and Capital Deficiency
Current Liabilities:
Cash overdraft                                                        $        -                $   77,693
Accounts payable                                                         407,522                   422,252
Accrued expenses                                                         157,734                   167,661
Customer deposits and other                                               34,768                    48,568
Current portion of capital lease obligations                              20,960                    20,960
Note payable to bank                                                     525,000                   250,000
Note payable to shareholder                                              150,000                   150,000
Note payable to former shareholder                                       294,756                   294,756
                                                                    ------------               -----------
Total current liabilities                                              1,590,740                 1,431,890

Notes payable to QIP, a shareholder                                    2,907,342                 2,821,396
Capital lease obligations                                                  6,956                    12,851
                                                                    ------------               -----------
Total liabilities                                                      4,505,038                 4,266,137
                                                                    ------------               -----------
Contingencies

Capital Deficiency:
 Preferred Stock, $.001 par value,
      500,000 shares authorized                                                -                         -
 Common Stock, $.001 par value,
      20,000,000 shares authorized,
      5,223,493 issued and outstanding                                     5,223                     5,223
  Additional paid-in-capital                                           7,309,201                 7,309,201
  Unearned compensatory options                                                -                    (2,560)
  Loans and subscriptions receivable, net                                (22,931)                  (22,931)
  Accumulated deficit                                                (11,148,999)              (10,876,114)
                                                                    ------------               -----------
   Total capital deficiency                                           (3,857,506)               (3,587,181)
                                                                    ------------               -----------
            Total liabilities and capital deficiency                  $  647,532                $  678,956
                                                                    ============               ===========

           See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Operations
               For the Three Months Ended March 31, 1998 and 1999
                                   (Unaudited)

                                                                                 1998                1999
                                                                                 ----                ----
Net sales                                                                   $  194,723          $  129,814
Cost of  sales                                                                 192,365             119,202
                                                                        --------------      --------------
Gross profit                                                                     2,358              10,612
                                                                        --------------      --------------

Operating expenses:
  Selling                                                                      600,637              73,394
  General and administrative                                                   271,052              95,073
  Engineering and development                                                   76,232              14,121
                                                                        --------------      --------------
Total operating expenses                                                       947,921             182,588
                                                                        --------------      --------------
Operating loss                                                                (945,563)           (171,976)
                                                                        --------------      --------------


Other income (expense):

Interest expense                                                               (75,999)           (101,190)
Interest income                                                                  4,909                 281
                                                                        --------------      --------------
Total other income (expense)                                                   (71,090)           (100,909)
                                                                        --------------      --------------
Net loss                                                                   $(1,016,653)         $ (272,885)
                                                                        ==============      ==============

Basic and diluted loss per common share                                         $ (.20)            $ ( .05)
                                                                        ==============      ==============

Weighted average common shares outstanding                                   5,206,235           5,223,493
                                                                        ==============      ==============


           See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
             Condensed Statements of Changes in Capital Deficiency
                    For The Three Months Ended March 31, 1999
                                   (Unaudited)

                             Common       Stock       Additional            Unearned                                      Total
                             ------------------        Paid-In-           Compensatory      Loans      Accumulated       Capital
                             Shares       Amount       Capital              Options       Receivable     Deficit        Deficiency
                             ------------------------------------------------------------------------------------------------------
Balance at January 1, 1999   5,223,493   $5,223       $7,309,201           $(2,560)      $(22,931)      $(10,876,114)  $(3,587,181)

Amortization of unearned
  Compensation                                                               2,560                                           2,560

Net loss                                                                                                    (272,885)     (272,885)
                            ----------  -------    -------------          --------    -----------      -------------  ------------
Balance at March 31, 1999   5, 223,493   $5,223       $7,309,201                 -       $(22,931)      $(11,148,999)  $(3,857,506)
                            ==========  =======    =============          ========    ===========      =============  ============


           See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Cash Flows
                   Three Months Ended March 31, 1998 and 1999
                                   (Unaudited)

                                                            1998             1999
                                                            ----             ----
Operating activities:
Net loss                                                 $(1,016,653)   $  (272,885)
Adjustments to reconcile net loss to net cash

  used in operating activities:

    Depreciation and amortization                             33,899         24,279
    Deferred interest on notes payable to QIP                 71,000         85,946
    Amortization of  compensatory stock options                3,360          2,560

    Changes in operating assets and liabilities:

      Trade accounts receivable, net                          15,270         (5,123)
      Inventories                                             41,564         36,362
      Prepaid expenses and other current assets               56,690         (2,743)
      Other assets                                             5,651           (466)
      Accounts payable                                        41,227        (14,730)
      Accrued expenses                                       148,732         (9,927)
      Customer deposits and other                             (2,496)       (13,800)
      Deferred rent                                           (2,636)            --
                                                         -----------    -----------
Net cash used in operating activities                       (604,062)      (170,528)
                                                         -----------    -----------

Investing activities:
Purchases of property and equipment                          (29,906)            --
                                                         -----------    -----------

Financing activities:
Proceeds from exercise of stock options, net                   1,000             --
Proceeds from note payable issued to QIP                     500,000             --
Collection of loans receivable                                10,000             --
Proceeds from bank loan payable                                   --        275,000
Increase in deferred issuance and financing costs            (16,868)         1,533
Payment of notes payable and capital lease obligations        (9,769)        (5,895)
Payment of note payable to former shareholder               (103,769)            --
Borrowing from investee, net                                   3,138             --
                                                         -----------    -----------
Net cash provided by financing activities                    383,732        270,638
                                                         -----------    -----------

Decrease in cash and cash equivalents                       (250,236)       100,111
Cash and cash equivalents at beginning of period             252,874        (77,693)
                                                         -----------    -----------
Cash and cash equivalents at end of period               $     2,638    $    22,418
                                                         ===========    ===========

           See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.   Basis of Presentation and Company

The accompanying condensed financial statements as of March 31, 1999 and for the three month period ended March 31, 1998 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations for these interim periods. Such interim financial statements have been prepared on the basis of presentation as more fully described in the Puradyn Filter Technologies Incorporated (formerly known as T/F Purifiner, Inc.) ("the Company") annual financial statements and should be read in conjunction with the Company's audited financial statements which are included in the Company's Form 10-KSB. The results of operations for the three month period ended March 31, 1999 is not necessarily indicative of the results to be expected for the entire year.

The Company has incurred recurring losses from operations since inception, which has resulted in net cash outflows to fund operations. Cash to fund these requirements have come from several private placements of its Common Stock in 1996, and debt financing in June 1997 for $2,000,000 and in January 1998 for $500,000. During May and June 1998, the Company borrowed $150,000 from the Company's co-founder, a significant shareholder and now Chief Executive Officer, Richard C. Ford, and an additional $250,000 in August 1998 from its bank which was secured by substantially all of the Company's assets and guaranteed by Mr. Ford. The Company borrowed from the bank an additional $100,000 in January 1999 and $175,000 in late March 1999. The bank loan balance is due in August 1999. The Company needs to complete additional financing in 1999 to continue its operations, however there is no assurance that the Company can complete this financing or that Mr. Ford or the bank will loan additional funds to the Company.

During 1998, a number of events occurred. In late March 1998, several key employees were either terminated or resigned from their positions with the Company, and one of the Company's co-founders, Richard C. Ford, returned to the Company. In late June 1998 the company hired a new president who, with Mr. Ford, also serves on the Company's Board of Directors. At the same time in 1998, the Company curtailed its operations and reduced its workforce to key personnel in order to reduce expenses and reduce the amount of cash required to maintain operations of the Company while it began to seek to arrange additional financing. The report of the Company's independent auditors as of December 31, 1997 and 1998 includes an explanatory paragraph which states that because the Company has sustained recurring operating losses and negative cash flows from operating activities substantial doubt is raised about the Company's ability to continue as a going concern.

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

2.   Inventories

At March 31, 1999, inventories consist of the following:

                  Raw materials                                    $276,766
                  Finished goods                                     28,311
                  Supplies                                            1,000
                                                                -----------
                  Total inventories                                $306,077
                                                                ===========

3.   Contingencies
In February 1997, a patent holder filed an action against the Company for non payment of approximately $21,000 of unpaid royalties claimed by him and seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief and was entitled to $20,000 in past royalties.

TF Systems, Inc. ("Systems"), a related party (previously under common ownership with the Company), formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company in 1995. In June 1997, the former law firm of Systems filed a complaint against the Company, Systems, Richard C. Ford (individually) and an inactive company controlled by Mr. Ford, demanding payment of approximately $313,000 of legal fees plus interest and attorney fees, related primarily to obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems was awaiting the judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible legal fee claims aggregating approximately $75,000. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn did not assume these obligations as part of its purchase of Systems in 1995 and management believes such amounts are not the responsibility of Puradyn. However, Systems is an inactive company whose only asset is the claim that was reversed on appeal and maybe retried by Systems. Accordingly, the ability to collect such funds from Systems is uncertain. The ultimate outcome of this litigation and other unasserted claims against the Company cannot be determined at this time; however, based upon the opinion of the Company's counsel, a favorable outcome is likely. No liability has been recorded for these claims in the accompanying balance sheet.

4.   Joint Venture

Effective January 1, 1996, the Company entered into a joint venture agreement whereby such venture, TF Purifiner Ltd. ("Ltd"), will sell and distribute the Company's product in Europe, the Middle East and certain African countries. The Company has an approximate 45% interest in Ltd's operations (50% voting interest) and is accounting for Ltd using the equity method. The Company is not required to fund Ltd which was initially capitalized with approximately $88,000 provided by one of its shareholders. The Company is commencing to negotiate with Ltd's other 45% shareholder (Centrax Ltd) relating to the ownership/licensing of various pending patents filed by Centrax, as well as other matters, including the possible discontinuation of the joint venture with Centrax. The ultimate outcome of these negotiations cannot be determined at this time. For the three months ended March 31, 1998 and 1999, the Company sales to Ltd were insignificant.

5.   Notes Payable to Shareholder
On May 21, 1998 and on June 24, 1998, Richard C. Ford, Chairman of the Board of Directors, Chief Executive Officer and significant shareholder of the Company, loaned the Company $110,000 and $40,000, respectively. For each loan, the Company issued notes payable due one year from the date of issuance at 12% interest and secured by accounts receivable and inventories.

6.   Note Payable to Bank
On August 21, 1998, the Company borrowed $250,000 from its bank under a revolving note payable due one year from the date of issuance with interest at 8.75%, payable monthly. The note is secured by substantially all assets of the Company and guaranteed by Richard C. Ford. On January 21, 1999, the Company converted is loan with the bank to a $350,000 revolving line of credit with interest at the bank's prime rate (7.75% at inception). The collateral and guarantee remained the same. On January 21, 1999, the Company borrowed an additional $100,000 under the new revolving line of credit. On March 25, 1999, the company renegotiated its revolving line of credit to increase the amount to $575,000 and extend the repayment date to March 25, 2000. The interest rate, collateral and guarantee remained the same. The company borrowed an additional $175,000 to increase the aggregate borrowing to $575,000.

7.   Note Payable to Former Shareholder
In 1996, the Company entered into an Agreement (the "Agreement") with the beneficiaries of the estate of a former 50% shareholder of the Company (the "Estate") under which the Company agreed to repay the Estate's loans of $502,206 based on a formula related to the amount of future equity financing by the Company. As of December 31, 1998 future payments due January 31 each year were:
1999-$105,512, 2000-$104,328 and 2001-$84,916. However, the Company did not make the required payment on January 31, 1999 and the Estate has issued a letter to the Company to declare the Agreement in default and to demand immediate payment of the entire remaining balance. Accordingly, the entire balance of $294,756 has been classified as current as of March 31, 1999.

8.   Notes Payable to QIP, a Shareholder
On January 26, 1998, the Company and Quantum Industrial Partners LDC ("QIP") entered into a Note Exchange Agreement whereby the a $2,000,000 promissory note issued June 19, 1997 to QIP was exchanged for a $2,000,000 12% Senior Subordinated Convertible Note (the "Note") due 2003.

Interest is payable quarterly commencing April 1, 1998, provided however that at the option of the Company, unpaid interest may be added to the principal balance of the Notes in lieu of a cash payment which the Company has elected to do each quarter through March 31, 1999. Such unpaid interest bears interest at 15% and is payable on demand. Such aggregate deferred interest at March 31, 1999 is $407,342. The Note is senior to all indebtedness of the Company, except bank or financial institution debt. The Note can be redeemable at the option of QIP on or after the earlier of January 1, 2001 or the date on which the Company raises cash proceeds aggregate $10 million involving the sale of debt, equity or assets. As long as these Notes are outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock, retire its existing indebtedness other than existing required periodic payments or enter into transactions with any affiliate.

Prior to January 1, 2003, at the option of QIP, the principal amount can be converted into Common Stock of the Company at a conversion price of $2.75 per share. Under certain circumstances, the Note is subject to anti-dilution provisions and the Company will register the securities. Also on January 26, 1998, the Company and QIP entered into a Note Purchase Agreement whereby the Company issued QIP a 12% Senior Subordinated Convertible Note in the aggregate principal amount of $500,000. The terms and conditions of this $500,000 Note are identical to the $2,000,000 Note described above.

As of March 31, 1998, the Company has reserved 1,057,342 shares of its Common Stock for issuance under the conversion provisions of the notes.

9.  Net (Loss) Per Share of Common Stock
The Company has adopted Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128) which establishes new standards for computing and presenting earnings per share. FAS requires dual presentation of basic and diluted earnings per share. Because of losses from operations, the effect of stock options, warrants and convertible debt is anti-dilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share in both periods presented.

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

General

The Company was formed in 1987 and commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) products. The marketplace has had a long-held conviction that oil must be changed regularly in accordance with manufacturers' recommended guidelines. Gradually, the concept of extended oil drain intervals has become more readily accepted. The Company believes that this change in acceptance is due to the results of third-party testing of the product, awards and other recognition the Purfiner has received, and to increasing awareness by consumers, vehicle and engine manufacturers and oil companies of the cost benefits and the environmental benefits of conserving oil and reducing disposal of waste oil.

The Company has also found that potential customers require extended field testing to verify performance effects on engine wear and oil change savings for themselves. The Company is making a more concentrated effort to assist potential customers in the testing process and, in December 1998, documented certain performance results by a large fleet owner that showed minimal engine wear after 616,000 miles using the Company's Purifiner without an oil change. The company believes these results will not only help to validate the product's reliability, but also provide new sales leads, however, there can be no assurance it can experience any improvement.

Sales of the Company's products depend primarily on end user demand for such products and acceptance of the Company's products by original equipment manufacturers ("OEM's"). The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance, particularly worldwide, for the Company's products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.

In terms of marketing through 1997, the Company had been unsuccessful in reaching potential customers through its distribution network of independent resellers. During 1998, the Company refocused certain of its resources on the development of commercial relationships with OEMs and medium to large size fleets and, as mentioned, is attempting to be more involved in their testing process. While the Company believes these developments will lead to improvements in sales and operating results, there can be no assurance that such improvements will occur.

As previously mentioned, the Company has incurred losses from operations since inception which has resulted in net cash outflows to fund operations. The Company has found short-term sources of cash to fund operations in 1998 and early in 1999, however, the Company needs to complete additional financing in 1999 to continue its operations and there can be no assurance it will be successful in finding sufficient sources of such financing.

Results of Operations for the Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998 The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months ended March 31, 1999 ("1999") to the three months ended March 31, 1998 ("1998"), in thousands.

                                           Three Months Ended March 31,
                                                   (in thousands)
                                        -------------------------------
                                                              Increase
                                         1998        1999    (Decrease)
                                         ----        ----    ----------
Net sales                               $   195    $   130    $   (65)
                                        -------    -------    -------
Operating costs and expenses:
  Cost of sales                             192        119        (73)
  Selling expenses                          601         74       (527)
  General and administrative expenses       271         95       (176)
  Engineering and development                76         14        (62)
                                        -------    -------    -------
Total operating costs and expenses        1,140        302       (838)
                                        -------    -------    -------

Operating loss                             (945)      (172)      (773)
Interest (expense) and income               (71)      (101)        30
                                        -------    -------    -------
Net loss                                $(1,016)   $  (273)   $  (743)
                                        =======    =======    =======


Net Sales. Net sales decreased by approximately $65,000 from $194,723 in 1998 to $129,814 in 1999. The Company experienced declining sales during 1998 resulting from an unsuccessful change in marketing strategy which began in 1997 through a change in sales market focus with product price changes, and product design changes that caused some performance problems. Pricing was decreased in April 1998, market focus was changed toward OEMs and middle and large fleet companies in mid-1998, and product quality problems were corrected in early 1998. These changes, together with turnover in key personnel in late March 1998, resulted in the Company having to re-establish certain customer relationships. Management feels it now has a good base of potential customers with very satisfactory product performance results, however there can be no assurance these will produce improved results in sales.

Cost of Sales. Cost of sales decreased by approximately $73,000 from $192,365 in 1998 to $119,202 in 1999. The Company's gross margin increased slightly from 1.2% to 8.2% in 1999. The gross margin increase was due to decreases in certain of the costs associated with excess manufacturing capacity. Unless the Company can increase its revenues, its gross margins will continue to be adversely affected by its excess fixed cost manufacturing capacity.

Selling Expenses. Selling expenses decreased by approximately $527,000 from $600,637 in 1998 to $73,394 in 1999. In connection with the change in key personnel and the reductions in operating expenses to reduce cash required to fund operations that began in late March 1998, the Company made significant reductions in various selling expenses such as salaries, related travel and communication expenses, consulting expenses and advertising expenses in 1999 versus 1998.

General and Administrative Expenses. General and administrative expenses decreased by approximately $176,000 from $271,052 in 1998 to $95,073 in 1999. As noted with Selling Expenses above, the Company began a concerted effort to reduce operating expense beginning in late March 1998 which reduced general and administrative expenses in the areas of salaries, communication expenses, travel, and professional fees and certain other office expenses.

Engineering and Development Expenses. Engineering and development expenses decreased by approximately $62,000 from $73,232 in 1997 to $14,121 in 1999. This decrease was primarily the result of decreased personnel costs.

Interest Expense and Income. Interest expense increased by approximately $25,000 from $75,999 in 1998 to $101,190 in 1999. This increase resulted primarily from the short term loans of $150,000 obtained in 1998 from Richard C. Ford, a shareholder and now Chief Executive Officer of the Company, and from its bank in the amount of $250,000. Interest income decreased by approximately $4,600 from $4,909 in 1998 to $281 in 1999 as a result of decreased cash balances in 1999.


Liquidity and Capital Resources.
The Company has incurred recurring losses from operations since inception, which has resulted in net cash outflows to fund operations. Cash to fund these requirements has come from several private placements of its Common Stock in 1996, and debt financing in June 1997 for $2,000,000 and in January 1998 for $500,000. In addition, during May and June 1998, the Company borrowed $150,000 from Richard C. Ford and an additional $250,000 from its bank which was collateralized by assets of the Company and guaranteed by Mr. Ford. The Company borrowed from the bank an additional $100,000 in January 1999 and $175,000 in late March 1999. The aggregate bank loan of $575,000 is due in March 2000. The Company needs to complete additional financing in 1999 to continue its operations, however there is no assurance that the Company can complete this financing or that Mr. Ford or the bank will loan additional funds to the Company.

During 1998, the Company significantly reduced personnel and operating expenses and intensified its efforts to increase sales of its products to potential customers with large fleets of vehicles and original equipment manufacturers. The Company continues to closely monitor its operating expenses and cash flow. However, there is no assurance that these efforts will result in profitable operations or reduce the amount of cash required to sustain operations.

At March 31, 1999, the Company had negative working capital of $1,380,000 and its current ratio (current assets to current liabilities) was .21 to 1.00. At March 31, 1999, the Company owed approximately $472,000 in current liabilities to various trade and unrelated creditors. Most of these creditors continue to provide services to the Company or defer payment of these obligations for the current time. One creditor, who claims to be owed approximately $75,000, initiated suit against the Company in early 1998 which the Company is seeking to defend based, in part, on what is believed to be excessive charges alleged by this creditor. There can be no assurances that creditors will continue to provide service to the Company or that other creditors will continue to refrain from initiating lawsuits against the Company in the future.

The Company continues to seek both short-term and long-term investment commitments from various institutions and investor groups. On March 25, 1999, the Company renegotiated the Revolving Note Agreement with its bank to increase it to $525,000 with interest at 7.75%. The Note is secured by substantially all of the Company's assets, guaranteed by Richard C. Ford and is due August 21, 1999. Management believes it will need additional financing to continue operations in 1999. There can be no assurances that the Company will be able to obtain additional financing from either members of management, its bank or other investors. In the absence of sufficient revenues or financing, the Company may be unable to sustain its operations.

Impact of Inflation
Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products.

Quarterly Fluctuations
The Company's operating results may fluctuate significantly from period to period as a result of a variety of factors including product returns, purchasing patterns of consumers, the length of the Company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the Company and its competitors, technological factors, variations in sales by product and distribution channel, and competitive pricing and general economic conditions throughout the industrialized world. Consequently, the Company's product revenues may vary significantly by quarter and the Company's operating results may experience significant fluctuations.

Impact of Year 2000 Issue
The Company is continuing to assess the possible effects on its operations of the impact through its own systems and the systems of its key suppliers and subcontractors of the Year 2000 issue. The Company has no interactive or linked computer systems to any of its suppliers or subcontractors, and does not have extensive reliance on internal computer systems for its manufacturing, marketing or sales operations. While the impact of the Year 2000 issue could have a material effect on the Company's operations and financial results, the Company at this time believes the potential impact and related costs are not significant.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     a)    Exhibits:
           Exhibit 27 - Financial Data Schedule (Electronic filing only)

     b)    Reports on Form 8-K.

           On January 6, 1999 and February 9, 1999, the Company filed reports on Form 8-K and Form 8-K/A reporting a change in its certifying accountant from Richard A. Eisner & Company, LLP to Durland & Company.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PURADYN FILTER TECHNOLOGIES INCORPORATED
                                                     (Registrant)





         Date:  May    , 1999
                                        By  /s/ Alan J. Sandler
                                        --------------------------------------
                                        Alan J. Sandler
                                        President and Chief Accounting Officer