Form 10QSB
period 1999-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 1999-08-11
CIK 1019787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

                /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

                                       OR

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

              (Former name, former address and former fiscal year,
                          if changed since last report)
                          -----------------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes        /X/                     No / /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.
                           Yes        / /                     No / /


APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 4, 1999: 5,342,661

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Puradyn Filter Technologies Incorporated
                            Condensed Balance Sheet

                                                                    June 30, 1999              December 31,
                                                                     (Unaudited)                   1998
                                                                     -----------                   ----
Assets
Current assets:
Trade accounts receivable, net                                    $       69,849              $     30,623
Inventories                                                              275,419                   342,439
Prepaid expenses and other current assets                                  1,743                       207
                                                                        --------              -------------
Total current assets                                                     347,011                   373,269

Property and equipment, net                                              242,302                   289,317
Other assets                                                              13,769                    16,370
                                                                  --------------              -------------
         Total assets                                             $      603,082                  $678,956
                                                                  ==============              =============

Liabilities and Capital Deficiency
Current Liabilities:
Cash overdraft                                                    $       81,318              $     77,693
Accounts payable                                                         463,054                   422,252
Accrued expenses                                                         203,584                   167,661
Customer deposits                                                         48,735                    48,568
Note payable to bank                                                     525,000                   250,000
Notes payable to shareholder                                             150,000                   150,000
Current portion of capital lease obligations                              18,550                    20,960
Note payable to former shareholder                                       294,756                   294,756
                                                                  --------------              -------------
Total current liabilities                                              1,784,997                 1,431,890

Notes payable and accrued interest to QIP, a shareholder               2,996,541                 2,821,396
Capital lease obligations                                                  5,062                    12,851
                                                                  --------------              -------------
Total liabilities                                                      4,786,600                 4.266,137
                                                                  --------------              -------------

Capital Deficiency:
Preferred stock, $.001 par value,
     500,000 shares authorized                                                 -                         -
Common stock, $.001 par value,
    20,000,000 shares authorized, 5,291,479
    and 5,223,493 shares issued and outstanding                            5,291                     5,223
Additional paid-in-capital                                             7,346,585                 7,309,201
Unearned compensatory options                                                  -                    (2,560)
Loans receivable, net                                                   (22,931)                   (22,931)
Accumulated deficit                                                 (11,512,463)               (10,876,114)
                                                                  --------------              -------------
Total capital deficiency                                             (4,183,518)                (3,587,181)
                                                                  --------------              -------------
            Total liabilities and capital deficiency              $      603,082              $    678,956
                                                                  ==============              =============

See accompanying notes to condensed financial statements.


                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Operations
        For the Three Months and Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)




                                            Three Months Ended June 30,          Six Months Ended June 30,
                                            ---------------------------          -------------------------
                                             1999               1998               1999             1998
                                             ----               ----               ----             ----
Net sales                                $  135,469         $  154,022         $  265,284      $   348,745
Cost of  sales                              143,137            148,597            262,339          340,962
                                         ----------         ----------         ----------      -----------
Gross profit                                 (7,668)             5,425              2,945            7,783
                                         ----------         ----------         ----------      -----------

Operating expenses:
Selling                                      74,395            214,573            147,789          815,210
General and administrative                  146,223            142,673            241,297          413,725
Engineering and development                  32,556             33,584             46,677          109,816
                                         ----------         ----------         ----------      -----------
Total operating expenses                    253,174            390,830            435,763        1,338,751
                                         ----------         ----------         ----------      -----------

Operating loss                             (260,842)          (385,405)          (432,818)      (1,330,968)
                                         ----------         ----------         ----------      -----------

Other income (expense):
Interest expense                           (102,991)           (83,932)          (204,181)        (159,931)
Interest income                                 369                866                650            5,775
                                         ----------         ----------         ----------      -----------
Total other income (expense)               (102,622)           (83,066)          (203,531)        (154,156)
                                         ----------         ----------         ----------      -----------
                                         ----------         ----------         ----------      -----------
Net loss                                 $ (363.464)         $(468,471)        $ (636,349)     $(1,485,124)
                                         ==========         ==========         ==========      ===========

Basic loss per share                          $(.07)             $(.09)             $(.12)           $(.29)
                                         ==========         ==========         ==========      ===========

Basic number of weighted average
     common shares outstanding            5,232,458          5,206,379          5,228,000        5,206,307
                                         ==========         ==========         ==========      ===========


See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
             Condensed Statements of Changes in Capital Deficiency
                     For The Six Months Ended June 30, 1999
                                   (Unaudited)

                                   Common      Stock      Addititonal     Unearned                                     Total
                                   -----------------       Pain-In-     Compensatory     Loans       Accumulated       Capital
                                   Shares     Amount       Capital         Options     Receivable      Deficit        Deficiency
                                   ------     ------       -------         -------     ----------      -------        ----------
Balance at January 1, 1999        5,223,493   $5,223      $7,309,201       $(2,560)     $(22,931)   $(10,876,114)   $(3,587,181)


Issuance of compensatory options     67,986       68          37,384             -             -               -
37,452

Amortization of unearned
  compensation                            -        -               -         2,560             -               -          2,560

Net loss                                  -        -               -             -             -        (636,349)      (636,349)
                                  ---------   ------      ----------      --------     ---------    -------------   ------------
Balance at June 30, 1999          5,291,479   $5,291      $7,346,585      $      -      $(22,931)   $(11,512,463)   $(4,183,518)
                                  =========   ======      ==========      ========     =========    =============   ============


See accompanying notes to condensed financial statements.


                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Cash Flows
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                         1999               1998
                                                                         ----               ----
Operating activities
Net loss                                                               $(636,349)      $(1,485,124)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                             48,579            67,380
Deferred interest on notes payable to QIP                                175,146           148,370
Issuances of compensatory options                                         40,012                 -
Changes in operating assets and liabilities:
      Trade accounts receivable, net                                     (39,226)           47,317
      Inventories                                                         67,019           100,855
      Prepaid expenses and other current assets                           (1,536)          101,003
      Other assets                                                         2,601            10,247
      Accounts payable                                                    40,802            41,299
      Accrued expenses                                                    35,923           196,076
      Customer deposits and other                                            167             5,758
                                                                       ---------         ---------
Net cash used in operating activities                                   (266,862)         (766,819)
                                                                       ---------         ---------

Investing activities
Purchases of property and equipment                                       (1,564)          (31,360)
                                                                       ---------         ---------
Net cash used in investing activities                                     (1,564)          (31,360)
                                                                       ---------         ---------

Financing activities
Proceeds from issuances of Common Stock and
  exercise of stock options, net                                               -             1,000
Proceeds from notes payable issued to QIP                                      -           500,000
Proceeds from bank loan                                                  275,000                 -
Proceeds from issuance of notes payable to shareholder
  and other notes payable                                                      -           150,000
Increase in deferred issuance and financing costs                              -          (17,891)
Collection of loans receivable                                                 -            13,000
Payment of notes payable and capital lease obligations                   (10,199)          (20,083)
Payment of note payable to former shareholder                                  -          (103,769)
Increase in bank overdraft                                                 3,625            23,048
                                                                       ---------         ---------
Net cash provided by financing activities                                268,426           545,305
                                                                       ---------         ---------

Increase (decrease) in cash and cash equivalents                             -0-         (252,874)
Cash and cash equivalents at beginning of period                             -0-           252,874
                                                                     -----------           -------
Cash and cash equivalents at end of period                           $       -0-         $     -0-
                                                                     ===========         =========

See accompanying notes to condensed financial statements.


                    Puradyn Filter Technologies Incorporated
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.   Basis of Presentation and Company
The accompanying condensed financial statements as of June 30, 1999 and for the three month periods and six month periods ended June 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations for these interim periods. Such interim financial statements have been prepared on the basis of presentation as more fully described in the Puradyn Filter Technologies Incorporated ("the Company") annual financial statements and should be read in conjunction with the Company's audited financial statements which are included in the Company's Form 10-KSB. The results of operations for the three month period and six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

The Company has incurred recurring losses from operations since inception, which has resulted in net cash outflows to fund operations. Cash to fund these requirements has come from several private placements of its Common Stock in 1996, and debt financing in June 1997 for $2,000,000 and in January 1998 for $500,000. During May and June 1998, the Company borrowed $150,000 from the Company's co-founder, a significant shareholder and now Chief Executive Officer, Richard C. Ford. The Company also borrowed $250,000 in August 1998 from its bank which was secured by substantially all of the Company's assets and guaranteed by Mr. Ford. In January and March 1999, the Company borrowed from the bank an additional $175,000 and $100,000, respectively, under renegotiated loan agreements which now require the loan to be repaid in March 2000. Furthermore, Mr. Ford has advanced funds to the Company or paid on behalf of the Company approximately $25,000 in the period from March 1999 through June 30,1999 and approximately $14,000, subsequent to that date in July 1999. Also, beginning in June 1999, the Company granted options with a zero exercise price to certain individuals in lieu of cash compensation.

The reports of the Company's independent auditors as of December 31, 1998 and 1997 include an explanatory paragraph which states that, because the Company has sustained recurring operating losses and negative cash flows from operating activities, substantial doubt is raised about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company must complete substantive additional financing in 1999. The inability to obtain additional financing will have a material adverse effect on the Company, including requiring the Company to curtail or cease its operations. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary as a result of the above uncertainty.

2.   Inventories
At June 30, 1999, inventories consist of the following:

                  Raw materials                              $255,528
                  Finished goods                               18,891
                  Supplies                                      1,000
                                                             --------
                  Total inventories                          $275,419
                                                             ========

3.  Contingencies
TF Systems, Inc. ("Systems"), a related party (previously under common ownership with the Company), formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company in 1995. In June 1997, the former law firm of Systems filed a complaint against the Company, Systems, Richard C. Ford (individually) and an inactive company controlled by Mr. Ford demanding payment of approximately $313,000 of legal fees plus interest and attorney fees, related primarily to services in obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems had been awaiting the judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible legal fee claims aggregating approximately $75,000. However, on February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn did not assume these obligations as part of its purchase of Systems in 1995 and management believes such amounts are not the responsibility of Puradyn. However, Systems is an inactive company whose only asset is the claim that was reversed on appeal and maybe retried by Systems. Accordingly, the ability to collect such funds from Systems is uncertain. The ultimate outcome of this litigation and other unasserted claims against the Company cannot be determined at this time; however, based upon the opinion of the Company's counsel, a favorable outcome is likely. No liability has been recorded for these claims in the accompanying balance sheet.

4.   Notes Payable to Shareholder
During 1998, the Company borrowed $150,000 from Richard C. Ford, Chairman of the Board of Directors, Chief Executive Officer and significant shareholder of the Company and issued notes, secured by accounts receivable and inventories, with interest payable at 12%. The notes are due on demand.

5.  Note Payable to Bank
On August 21, 1998, the Company borrowed $250,000 from its bank under a one year revolving note payable with interest payable monthly at 8.75%. On January 21, 1999, the Company increased its loan with the bank to a $350,000 revolving line of credit with interest at the bank's prime rate (7.75% at inception) and borrowed an additional $100,000. On March 25, 1999, the company again renegotiated its revolving line of credit to increase the amount to $525,000 at the same rate of interest and extend the repayment date to March 25, 2000. The company borrowed an additional $175,000 at that date to increase the aggregate borrowing to $525,000. The note is secured by substantially all assets of the Company and guaranteed by Richard C. Ford.

6. Note Payable to Former Shareholder
In 1996, the Company entered into an Agreement (the "Agreement") with the beneficiaries of the estate of a former 50% shareholder of the Company (the "Estate") under which the Company agreed to repay the Estate's loans of $502,206 based on a formula related to the amount of future equity financing by the Company. However, the Company did not make the required installment payment of $105,512 on January 31, 1999 and the Estate has issued a letter to the Company to declare the Agreement in default and to demand immediate payment of the entire remaining balance. Accordingly, the entire balance of $294,756 is classified as current as of June 30, 1999.

7. Notes Payable to QIP, a Shareholder
On January 26, 1998, the Company and Quantum Industrial Partners LDC ("QIP") entered into a Note Exchange Agreement whereby the a $2,000,000 promissory note issued June 19, 1997 to QIP was exchanged for a $2,000,000 12% Senior Subordinated Convertible Note (the "Note") due 2003.

Commencing April 1, 1998, interest is payable quarterly provided, that at the option of the Company, unpaid interest may be added to the principal balance of the Notes in lieu of a cash payment which the Company has elected to do each quarter through June 30, 1999. Such unpaid interest bears interest at 15% and is payable on demand. Such aggregate deferred interest at June 30, 1999 is $496,542. The Note is senior to all indebtedness of the Company, except bank or financial institution debt, and can be redeemable at the option of QIP on or after the earlier of January 1, 2001 or the date on which the Company raises cash proceeds aggregate $10 million involving the sale of debt, equity or assets. As long as these Notes are outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock, retire its existing indebtedness other than existing required periodic payments or enter into transactions with any affiliate.

Prior to January 1, 2003, at the option of QIP, the principal amount can be converted into Common Stock of the Company at a conversion price of $2.75 per share. Under certain circumstances, the Note is subject to anti-dilution provisions and the Company will register the securities.

Also on January 26, 1998, the Company and QIP entered into a Note Purchase Agreement whereby the Company issued QIP a 12% Senior Subordinated Convertible
Note in the aggregate principal amount of $500,000. The terms and conditions of this $500,000 Note are identical to the $2,000,000 Note described above. As of June 30, 1999, the Company has reserved 1,089,651 shares of its Common Stock for issuance under the conversion provisions of the notes.

8. Net (Loss) Per Share of Common Stock
The Company has adopted Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128) which establishes new standards for computing and presenting earnings per share. FAS requires dual presentation of basic and diluted earnings per share. Because of losses from operations, the effect of stock options, warrants and convertible debt is anti-dilutive.

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

General
The Company was formed in 1987 and commenced operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) products. The marketplace has had a long-held conviction that oil must be changed regularly in accordance with manufacturers' recommended guidelines. Gradually, the concept of extended oil drain intervals has become more readily accepted. The Company believes that this change in acceptance is due to the results of third-party testing of the product, awards and other recognition the Purfiner has received, and to increasing awareness by consumers, vehicle and engine manufacturers and oil companies of the cost benefits and the environmental benefits of conserving oil and reducing disposal of waste oil.

The Company has also found that potential customers require extended field testing to verify performance effects on engine wear and oil change savings for themselves. The Company is making a more concentrated effort to assist potential customers in the testing process and, in December 1998, documented certain performance results by a large fleet owner that showed minimal engine wear after 616,000 miles using the Company's Purifiner without an oil change. The company believes these results will not only help to validate the product's reliability, but also provide new sales leads. However, there can be no assurance it can experience any improvement.

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

As previously mentioned, the Company has incurred losses from operations since inception which has resulted in net cash outflows to fund operations. The Company found short-term sources of cash to fund operations in 1998 and through the first half of 1999, however, the Company must complete additional substantive financing in 1999 to continue its operations and there can be no assurance it will be successful in finding sufficient sources of such financing.


Results of Operations for the Three Months and Six Months Ended June 30, 1999, Compared to the Three Months and Six Months Ended June 30, 1998 The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months and six months ended June 30, 1999 to the three months and six months ended June 30, 1998, in thousands.


                                                      Three Months Ended                      Six Months Ended
                                                           June 30,                              June 30,
                                                           --------                              --------
                                                                       Incr.                                  Incr.
                                                    1999      1998     (Decr)              1999       1998   (Decr)
                                                    ----      ----     ------              ----       -----  ------
                                                          (in thousands)                      (in thousands)
Net sales                                         $  135    $  154    $  (19)             $ 265    $   349    $ (84)
                                                  ------    ------    ------              -----    -------    -----
Operating costs and expenses:
  Cost of sales                                      143       148        (5)               262        341      (79)
  Selling expenses                                    74       215      (141)               148        815     (667)
  General and administrative expenses                146       142         4                241        414     (173)
  Engineering and development                         33        34        (1)                47        110      (63)
                                                  ------    ------    ------              -----    -------    -----
Total operating costs and expenses                   396       539      (143)               698      1,680     (982)
                                                  ------    ------    ------              -----    -------    -----

Operating loss                                      (261)     (385)     (124)              (433)    (1,331)    (898)
Interest (expense) income                           (103)      (83)      (20)              (203)      (154)     (49)
                                                 -------    ------    ------              -----    -------    -----
Net loss                                         $  (363)   $ (468)   $ (104)             $(636)   $(1,485)   $(849)
                                                 =======    ======    ======              =====    =======    =====


Net Sales. Net sales decreased by approximately $19,000 and $84,000, respectively, in the second fiscal quarter and the six months ended June 30, 1999 compared to the corresponding periods in the prior year. The Company experienced declining sales during 1998 resulting from an unsuccessful change in marketing strategy which began in 1997 through a change in sales market focus with product price changes, and product design changes that caused some performance problems. Pricing was decreased in April 1998, market focus was changed toward OEMs and middle and large fleet companies in mid-1998, and product quality problems were corrected in early 1998. These changes, together with turnover in key personnel in late March 1998, resulted in the Company having to re-establish certain customer relationships. Management feels it now has a good base of potential customers with very satisfactory product performance results, however there can be no assurance these will produce improved results in sales.

Cost of Sales. Cost of sales decreased by approximately $5,000 in the second fiscal quarter and decreased by $79,000 in the six months ended June 30, 1998 compared to the corresponding periods in the prior year. In the three months ended June 30, 1999 cost of sales exceeded sales resulting in negative gross margin of $8,000. The excess was due to several factors including increases in inventory costs from vendors due to low purchase volumes, a mix of sales to customers that qualified for lower prices, and due to an increase in rent expense. Unless the Company can increase its revenues, its gross margins will continue to be adversely affected by factors such as these.

Selling Expenses. Selling expenses decreased by approximately $141,000 and $667,000, respectively, in the second fiscal quarter and the six months ended June 30, 1998 compared to the corresponding periods in the prior year. In connection with the change in key personnel and the reductions in operating expenses to reduce cash required to fund operations that began in late March 1998, the Company made significant reductions in various selling expenses such as salaries, related travel and communication expenses, consulting expenses and advertising expenses in 1999 versus 1998.

General and Administrative Expenses. General and administrative expenses increased by approximately $4,000 in the second fiscal quarter and decreased by approximately $173,000 the six months ended June 30, 1999 compared to the corresponding periods in the prior year. As noted with Selling Expenses above, the Company began a concerted effort to reduce operating expense beginning in late March 1998 which reduced general and administrative expenses in the areas of salaries, communication expenses, travel, and professional fees and certain other office expenses.

Engineering and Development Expenses. Engineering and development expenses decreased by approximately $1,000 and $63,000, respectively, in the second fiscal quarter and the six months ended June 30, 1998 compared to the corresponding periods in the prior year. This decrease was primarily the result of decreased personnel costs.

Interest Expense and Income. Interest expense increased by approximately $19,000 and $44,000, respectively, in the second fiscal quarter and the six months ended June 30, 1999 compared to the corresponding periods in the prior year. This increase resulted primarily from the short term loans of $150,000 obtained in 1998 from Richard C. Ford, a shareholder and now Chief Executive Officer of the Company, and from its bank that increased from $250,000 in August, 1998 to $350,000 in January 1999 and to $525,000 in March 1999. Interest income decreased by approximately a small amount in the second fiscal quarter and by $5,000 in the six months ended June 30, 1999 compared to the prior year as a result of decreased cash balances in 1999.

Liquidity and Capital Resources.
The Company has incurred recurring losses from operations since inception, which has resulted in net cash outflows to fund operations. Cash to fund these requirements has come from several private placements of its Common Stock in 1996, and debt financing in June 1997 for $2,000,000 and in January 1998 for $500,000. In addition, during mid-1998, the Company borrowed $150,000 from

Richard C. Ford and in August 1998 borrowed $150,000 from its bank which was collateralized by assets of the Company and guaranteed by Mr. Ford. The Company borrowed from the bank an additional $100,000 in January 1999 and $175,000 in late March 1999. The aggregate bank loan of $525,000 is due in March 2000. In addition, Mr. Ford has personally advanced approximately $25,000 to the Company through June 30, 1999 and an additional $14,000 subsequent to that date. The Company must complete additional substantive financing in 1999 to continue its operations, and there is no assurance that the Company can complete this financing or that Mr. Ford or the bank will loan additional funds to the Company.

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

At June 30, 1999, the Company had negative working capital of $1,438,000 and its current ratio (current assets to current liabilities) was .19 to 1.00. At June 30, 1999, the Company owed approximately $500,000 in current liabilities to various trade and unrelated creditors. Most of these creditors continue to provide services to the Company or defer payment of these obligations for the current time. There can be no assurances that creditors will continue to provide service to the Company or that other creditors will refrain from initiating lawsuits against the Company in the future.

The Company continues to pursue substantive long-term investment commitments from various institutions and investor groups in the form of either a loan or equity investment. Management believes it will need additional financing to continue operations in 1999. There can be no assurances that the Company will be able to obtain such additional financing. In the absence of sufficient revenues or financing, the Company may be unable to sustain its operations.

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


                                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                                                   (Registrant)

August 9, 1999                      By  /s/ Alan J. Sandler
                                        -------------------------------
                                        Alan J. Sandler
                                        President