Form 10QSB
period 1999-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 1999-11-12
CIK 1019787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-QSB

         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1999

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

                       ----------------------------------

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

                           Yes  [ ]      No  [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 12, 1999: 5,389,903

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                    Puradyn Filter Technologies Incorporated
                            Condensed Balance Sheet

                                                                  September 30, 1999            December 31,
                                                                     (UNAUDITED)                   1998
                                                                     -----------                   ----
Assets
Current assets:
Trade accounts receivable, net                                         $  67,950                $   30,623
Inventories                                                              230,995                   342,439
Prepaid expenses and other current assets                                      -                       207
                                                                               -
                                                                       ---------                 ---------
Total current assets                                                     298,945                   373,269

Property and equipment, net                                              218,001                   289,317
Other assets                                                              11,770                    16,370
                                                                        --------                  --------
         Total assets                                                   $528,716                  $678,956
                                                                        ========                  ========

Liabilities and Capital Deficiency
Current Liabilities:
Cash overdraft                                                        $  102,423                $   77,693
Accounts payable                                                         446,801                   422,252
Accrued expenses                                                         264,052                   167,661
Customer deposits                                                         56,828                    48,568
Note payable to bank                                                     525,000                   250,000
Notes payable to shareholder                                             150,000                   150,000
Current portion of capital lease obligations                              18,773                    20,960
Note payable to former shareholder                                       294,756                   294,756
                                                                       ---------               -----------
Total current liabilities                                              1,858,593                 1,431,890

Notes payable and accrued interest to QIP, a shareholder               3,082,942                 2,821,396
Capital lease obligations                                                    870                    12,851
                                                                       ---------               -----------
Total liabilities                                                      4,942,405                 4,266,137
                                                                       ---------               -----------

Capital Deficiency:
Preferred stock, $.001 par value,
     500,000 shares authorized                                                 -                         -
Common stock, $.001 par value,
    20,000,000 shares authorized, 5,389,903
    and 5,223,493 shares issued and outstanding                            5,411                     5,223
Additional paid-in-capital                                             7,386,338                 7,309,201
Unearned compensatory options                                                  -                   (2,560)
Loans receivable, net                                                   (12,931)                  (22,931)
Accumulated deficit                                                 (11,792,507)              (10,876,114)
                                                                     -----------              ------------
Total capital deficiency                                             (4,413,689)               (3,587,181)
                                                                   -------------             -------------
            Total liabilities and capital deficiency              $      528,716           $       678,956
                                                                  ==============           ===============

See Accompanying Notes to Condensed Financial Statements.

                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Operations
     For the Three Months and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                     Three Months Ended                         Nine Months Ended
                                                        September 30,                              September 30,
                                                        -------------                              -------------
                                                   1999                 1998                 1999               1998
                                                   ----                 ----                 ----               ----
Net sales                                      $   147,621          $   152,516          $   412,904          $   501,261
Cost of  sales                                     135,820              142,530              398,159              483,492
                                               -----------          -----------          -----------          -----------
Gross profit                                        11,801                9,986               14,745               17,769
                                               -----------          -----------          -----------          -----------

Operating expenses:
Selling                                             75,574              131,757              223,363              946,967
General and administrative                          95,954               68,820              337,250              482,545
Engineering and development                          9,429               18,513               56,105              128,329
                                               -----------          -----------          -----------          -----------
Total operating expenses                           180,957              219,090              616,718            1,557,841
                                               -----------          -----------          -----------          -----------

Operating loss                                    (169,156)            (209,104)            (601,973)          (1,540,072)
                                               -----------          -----------          -----------          -----------

Other income (expense):
Interest expense                                  (110,896)             (93,415)            (315,076)            (253,346)
Interest income                                          7                  248                  656                6,023
                                               -----------          -----------          -----------          -----------
Total other income (expense)                      (110,889)             (93,167)            (314,420)            (247,323)
                                               -----------          -----------          -----------          -----------
Net loss                                       $  (280,045)         $  (302,271)         $  (916,393)         $(1,787,395)
                                               ===========          ===========          ===========          ===========

Basic loss per share                           $      (.05)         $      (.06)         $      (.17)         $      (.34)
                                               ===========          ===========          ===========          ===========

Basic number of weighted average
     common shares outstanding                   5,323,904            5,218,636            5,259,594            5,210,572
                                               ===========          ===========          ===========          ===========


See Accompanying Notes to Condensed Financial Statements.

                    Puradyn Filter Technologies Incorporated
             Condensed Statements of Changes in Capital Deficiency
                  For The Nine Months Ended September 30, 1999
                                   (Unaudited)

                                       COMMON  STOCK          ADDITIONAL       UNEARNED
                                     ------------------        PAID-IN-      COMPENSATORY
                                     SHARES       AMOUNT       CAPITAL         OPTIONS
                                     ------       ------       -------         -------
Balance at January 1, 1999         5,223,493   $      5,223   $  7,309,201   $     (2,560)

Issuance of compensatory
  options                            166,410            188         77,137           --

Amortization of unearned
  compensation                          --             --             --            2,560

Net loss                                --             --             --             --
                                ------------   ------------   ------------   ------------
Balance at September 30, 1999      5,389,903   $      5,411   $  7,386,338   $       --
                                ============   ============   ============   ============

[RESTUBBED TABLE]
                                                                     TOTAL
                                      LOANS        ACCUMULATED      CAPITAL
                                    RECEIVABLE       DEFICIT       DEFICIENCY
                                    ----------       -------       ----------

Balance at January 1, 1999        $    (22,931)   $(10,876,114)   $ (3,587,181)

Issuance of compensatory
  options                                 --              --            77,325

Amortization of unearned
  compensation                            --              --             2,560

Net loss                                  --          (916,393)       (916,393)
                                  ------------    ------------    ------------
Balance at September 30, 1999     $    (22,931)   $(11,792,507)   $ (4,413,689)
                                  ============    ============    ============


See Accompanying Notes to Condensed Financial Statements.

                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                1999               1998
                                                                                ----               ----
Operating activities
Net loss                                                                      $(916,393)      $(1,787,395)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                                     77,479            87,971
Provision for uncollectible accounts                                              10,000                 -
Deferred interest on notes payable to QIP                                        261,546           228,059
Issuances of compensatory options                                                 79,884                 -
Changes in operating assets and liabilities:
      Trade accounts receivable, net                                            (37,327)            31,035
      Inventories                                                                111,444           169,704
      Prepaid expenses and other current assets                                    1,489           109,229
      Other assets                                                                     -            17,127
      Accounts payable                                                            24,549            16,779
      Accrued expenses                                                            95,110           222,160
      Customer deposits and other                                                  8,260          (53,112)
                                                                               ---------         ---------
Net cash used in operating activities                                          (283,959)         (958,443)
                                                                               ---------         ---------

Investing activities
Purchases of property and equipment                                              (1,564)          (34,987)
                                                                                 -------          --------
Net cash used in investing activities                                            (1,564)          (34,987)
                                                                                 -------          --------

Financing activities
Proceeds from issuances of common stock and
  exercise of stock options, net                                                       -            11,696
Proceeds from notes payable issued to QIP                                              -           500,000
Proceeds from bank loan                                                          275,000           250,000
Proceeds from issuance of notes payable to shareholder
  and other notes payable                                                              -           150,000
Increase in deferred issuance and financing costs                                      -          (17,891)
Collection of loans receivable                                                         -            13,000
Payment of notes payable and capital lease obligations                          (14,207)          (34,918)
Payment of note payable to former shareholder                                          -         (103,769)
Increase in bank overdraft                                                        24,730                 -
                                                                               ---------        ----------
Net cash provided by financing activities                                        285,523           768,118
                                                                               ---------        ----------

Increase (decrease) in cash and cash equivalents                                     -0-         (225,312)
Cash and cash equivalents at beginning of period                                     -0-           252,874
                                                                              ----------       -----------
Cash and cash equivalents at end of period                                    $      -0-       $    27,562
                                                                              ==========       ===========

See Accompanying Notes to Condensed Financial Statements.

                    Puradyn Filter Technologies Incorporated
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION AND COMPANY
The accompanying condensed financial statements as of September 30, 1999 and for the three month periods and nine month periods ended September 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations for these interim periods. Such interim financial statements have been prepared on the basis of presentation as more fully described in the Puradyn Filter Technologies Incorporated ("the Company") annual financial statements and should be read in conjunction with the Company's audited financial statements which are included in the Company's Form 10-KSB. The results of operations for the three month period and six month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

The Company has incurred recurring losses from operations since inception, which has resulted in net cash outflows to fund operations. Cash to fund these requirements has come from several private placements of its Common Stock in 1996, and debt financing in June 1997 for $2,000,000 and in January 1998 for $500,000. During May and June 1998, the Company borrowed $150,000 from the Company's co-founder, a significant shareholder and now Chief Executive Officer, Richard C. Ford. The Company also borrowed $250,000 in August 1998 from its bank which was secured by substantially all of the Company's assets and guaranteed by Mr. Ford. In January and March 1999, the Company borrowed from the bank an additional $100,000 and $175,000, respectively, under renegotiated loan agreements which now require the loan to be repaid in March 2000. Furthermore, Mr. Ford has advanced funds to the Company or paid on behalf of the Company approximately $61,000 in 1999 through September 30,1999. Also, from June 1999 through September 1999, the Company granted 187,410 options to purchase the Company's Common Stock for nominal consideration to certain employees in lieu of cash compensation.

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

2.   INVENTORIES
At September 30, 1999, inventories consist of the following:

           Raw materials                                  $210,913
           Finished goods                                   17,191
           Supplies                                          1,000
                                                          --------
           Total inventories                              $229,104
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

4.   NOTES PAYABLE TO SHAREHOLDER
During 1998, the Company borrowed $150,000 from Richard C. Ford, Chairman of the Board of Directors, Chief Executive Officer and significant shareholder of the Company and issued notes, secured by accounts receivable and inventories, with interest payable at 12%. No interest has been paid to date. The notes are due on demand.

5.  NOTE PAYABLE TO BANK
On August 21, 1998, the Company borrowed $250,000 from its bank under a one year revolving note payable with interest payable monthly at 8.75%. On January 21, 1999, the Company increased its loan with the bank to a $350,000 revolving line of credit with interest at the bank's prime rate (7.75% at inception) and borrowed an additional $100,000. On March 25, 1999, the company again renegotiated its revolving line of credit to increase the amount to $525,000 at the same rate of interest and extended the repayment date to March 25, 2000. The company borrowed an additional $175,000 at that date to increase the aggregate borrowing to $575,000. The note is secured by substantially all assets of the Company and guaranteed by Richard C. Ford. Interest is paid monthly.

6.  NOTE PAYABLE TO FORMER SHAREHOLDER
In 1996, the Company entered into an Agreement (the "Agreement") with the beneficiaries of the estate of a former 50% shareholder of the Company (the "Estate") under which the Company agreed to repay the Estate's loans of $502,206 based on a formula related to the amount of future equity financing by the Company. However, the Company did not make the required installment payment of $105,512 on January 31, 1999 and the Estate has issued a letter to the Company to declare the Agreement in default and to demand immediate payment of the entire remaining balance. Accordingly, the entire balance of $294,756 is classified as current as of September 30, 1999.

7.   NOTES PAYABLE TO QIP, A SHAREHOLDER
On January 26, 1998, the Company and Quantum Industrial Partners LDC ("QIP") entered into a Note Exchange Agreement whereby the a $2,000,000 promissory note issued June 19, 1997 to QIP was exchanged for a $2,000,000 12% Senior Subordinated Convertible Note (the "Note") due 2003.

Commencing April 1, 1998, interest is payable quarterly provided, that at the option of the Company, unpaid interest may be added to the principal balance of the Notes in lieu of a cash payment which the Company has elected to do each quarter through September 30, 1999. Such unpaid interest bears interest at 15% and is payable on demand. Such aggregate deferred interest at September 30, 1999 is $582,942. The Note is senior to all indebtedness of the Company, except bank or financial institution debt, and can be redeemable at the option of QIP on or after the earlier of January 1, 2001 or the date on which the Company raises cash proceeds aggregate $10 million involving the sale of debt, equity or assets. As long as these Notes are outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock, retire its existing indebtedness other than existing required periodic payments or enter into transactions with any affiliate.

Prior to January 1, 2003, at the option of QIP, the principal amount can be converted into Common Stock of the Company at a conversion price of $2.75 per share. Under certain circumstances, the Note is subject to anti-dilution provisions and the Company will register the securities.

Also on January 26, 1998, the Company and QIP entered into a Note Purchase Agreement whereby the Company issued QIP a 12% Senior Subordinated Convertible
Note in the aggregate principal amount of $500,000. The terms and conditions of this $500,000 Note are identical to the $2,000,000 Note described above. As of September 30, 1999, the Company has reserved 1,123,111 shares of its Common Stock for issuance under the conversion provisions of the notes.

8.  NET (LOSS) PER SHARE OF COMMON STOCK
The Company has adopted Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128) which establishes new standards for computing and presenting earnings per share. FAS 128 requires dual presentation of basic and diluted earnings per share. Because of losses from operations, the effect of stock options, warrants and convertible debt is anti-dilutive.

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

GENERAL
The Company was formed in 1987 and commenced operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) products. The marketplace has had a long-held conviction that oil must be changed regularly in accordance with manufacturers' recommended guidelines. Gradually, the concept of extended oil drain intervals has become more accepted. The Company believes that this change in acceptance is due to the results of third-party testing of the product, awards and other recognition the Purfiner has received, and to increasing awareness by consumers, vehicle and engine manufacturers and oil companies of the cost benefits and the environmental benefits of conserving oil and reducing disposal of waste oil.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months and nine months ended September 30, 1999 to the three months and nine months ended September 30, 1998, in thousands.

                                                   Three Months Ended                         Nine Months Ended
                                                       September 30,                             September 30,
                                                       -------------                             -------------
                                                                      Incr.                                     Incr.
                                                 1999      1998      (Decr)                1999      1998       (Decr)
                                                 ----      ----      ------                ----      -----      ------
                                                      (in thousands)                             (in thousands)
                                                      --------------                              --------------
Net sales                                     $   147     $   153    $    (6)            $   412    $   501    $   (89)
                                              -------     -------    -------             -------    -------    -------
Operating costs and expenses:
  Cost of sales                                   135         143         (8)                398        483        (85)
  Selling expenses                                 76         132        (56)                223        947       (724)
  General and administrative expenses              96          69         27                 337        483       (146)
  Engineering and development                       9          18         (9)                 56        128        (72)
                                              -------     -------    -------             -------    -------    -------
Total operating costs and expenses                316         362        (46)              1,014      2,041     (1,027)
                                              -------     -------    -------             -------    -------    -------

Operating loss                                   (169)       (209)       (40)               (602)    (1,540)      (938)
Interest (expense) income                        (111)        (93)        18                (314)      (247)        67
                                              -------     -------    -------             -------    -------    -------
Net loss                                      $  (280)    $  (302)   $   (22)            $  (916)   $(1,787)   $  (871)
                                              =======     =======    =======             =======    =======    =======


NET SALES. Net sales decreased by approximately $6,000 and $89,000, respectively, in the third fiscal quarter and the nine months ended September 30, 1999 compared to the corresponding periods in the prior year. The Company experienced declining sales during 1998 resulting from an unsuccessful change in marketing strategy in 1997 when the Company increased its product prices and made product design changes that caused some performance problems. To correct the problems encountered, the Company decreased product prices in April 1998, market focus was changed toward OEMs and middle and large fleet companies in mid-1998, and product quality problems were corrected in early 1998. These changes, together with turnover in key personnel in late March 1998, resulted in the Company having to re-establish certain customer relationships. Sales continued to decline through the 1998 year into the first fiscal quarter of 1999. Sales have increased somewhat in the second and third fiscal quarters of 1999. Management feels it now has a good base of potential customers with very satisfactory product performance results, however there can be no assurance these will produce improved results in sales.

COST OF SALES. Cost of sales decreased by approximately $8,000 in the second fiscal quarter and decreased by $85,000 in the nine months ended September 30, 1998 compared to the corresponding periods in the prior year. The low gross margin is due to several factors including increases in inventory costs from vendors due to low purchase volumes, a mix of sales to customers that qualified for lower prices, and due to an increase in rent expense. Unless the Company can increase its revenues, its gross margins will continue to be adversely affected by factors such as these.

SELLING EXPENSES. Selling expenses decreased by approximately $56,000 and $724,000, respectively, in the third fiscal quarter and the nine months ended September 30, 1998 compared to the corresponding periods in the prior year. Beginning in late March 1998, the Company reduced many key sales personnel and other sales and marketing expenses such as advertising, shows and consultants in connection with the reductions in general operating expenses to reduce cash required to fund operation. The reductions in Selling Expenses in the third fiscal quarter and the nine months ended September 30, 1999 are the result of these expense reduction efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $27,000 in the third fiscal quarter and decreased by approximately $146,000 the nine months ended September 30, 1999 compared to the corresponding periods in the prior year. As noted with Selling Expenses above, the Company began a concerted effort to reduce operating expense beginning in late March 1998 which reduced general and administrative expenses in the areas of salaries, communication expenses, travel, professional fees and certain other office expenses. In the aggregate, these reductions amounted to $146,000 in the nine month period. The third fiscal quarter in 1998 contained a credit for the reduction of the provision for doubtful accounts of $15,000 and the third fiscal quarter of 1999 contained a provision for doubtful accounts of $10,000. These two items resulted in an increase in expenses in the third fiscal quarter from 1998 to1999 of $25,000.

ENGINEERING AND DEVELOPMENT EXPENSES. Engineering and development expenses decreased by approximately $9,000 and $72,000, respectively, in the third fiscal quarter and the nine months ended September 30, 1998 compared to the corresponding periods in the prior year. This decrease was primarily the result of decreased personnel costs related to the general operating expense reductions referred to above.

INTEREST EXPENSE AND INCOME. Interest expense increased by approximately $18,000 and $67,000, respectively, in the third fiscal quarter and the nine months ended September 30, 1999 compared to the corresponding periods in the prior year. This increase resulted primarily from the short term loans of $150,000 obtained in 1998 from Richard C. Ford, a shareholder and now Chief Executive Officer of the Company, and from its bank that increased from $250,000 in August 1998 to $350,000 in January 1999 and to $525,000 in March 1999. Interest income is insignificant in each of the periods.

LIQUIDITY AND CAPITAL RESOURCES.
The Company has incurred recurring losses from operations since inception, which has resulted in net cash outflows to fund operations. Cash to fund these requirements has come from several private placements of its Common Stock in 1996, and debt financing in June 1997 for $2,000,000 and in January 1998 for $500,000. In addition, during mid-1998, the Company borrowed $150,000 from Richard C. Ford and in August 1998 borrowed $150,000 from its bank which was collateralized by assets of the Company and guaranteed by Mr. Ford. The Company borrowed from the bank an additional $100,000 in January 1999 and $175,000 in late March 1999. The aggregate bank loan of $575,000 is due in March 2000. In addition in 1999, Mr. Ford has personally advanced approximately $61,000 to the Company through September 30, 1999. The Company must complete additional substantive financing in 1999 to continue its operations, and there is no assurance that the Company can complete this financing or that Mr. Ford or the bank will loan additional funds to the Company.

During 1998, the Company significantly reduced personnel and operating expenses and intensified its efforts to increase sales of its products to potential customers with medium and large fleets of vehicles and original equipment manufacturers. The Company continues to closely monitor its operating expenses and cash flow. However, there is no assurance that these efforts will result in profitable operations or reduce the amount of cash required to sustain operations.

At September 30, 1999, the Company had negative working capital of $1,559,648 and its current ratio (current assets to current liabilities) was .16 to 1.00. At September 30, 1999, the Company owed approximately $576,000 in current liabilities to various trade and unrelated creditors. Most of these creditors continue to provide services to the Company or defer payment of these obligations for the current time. There can be no assurances that creditors will continue to provide service to the Company or that other creditors will refrain from initiating lawsuits against the Company in the future.

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


                                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                                                   (Registrant)

November 12, 1999                                   By:  /s/ Alan J. Sandler
                                                    ----------------------------
                                                        Alan J. Sandler
                                                        President