Form 10KSB40
period 1999-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2000-04-07
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-KSB
(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 1999
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

           For the transition period from ____________ to ____________

                         Commission file number 0-29192


                  Puradyn Filter Technologies, Incorporated
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                     14-1708544
--------------------------------           ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


3020 High Ridge Road, Suite 100, Boynton Beach, Florida              33426
-------------------------------------------------------------    --------------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number (561) -547-9499
                          ---------------
Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered

------------------------------       ------------------------------------------
------------------------------       ------------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $______

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


                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 20, 2000: 12,870,469

This report contains a total of 60 pages.

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

Recent Events and Strategy
--------------------------

         Beginning in March 1998, several key employees and Directors were either terminated or resigned from their positions with the Company and Richard
C. Ford, the present Chief Executive Officer and Director returned to the Company and in June 1998 Alan J. Sandler, joined the Company. At or about the same time, the Company curtailed its operations and reduced its remaining workforce to key personnel to reduce the amount of cash required to maintain operations of the Company. To provide the cash to sustain operations, Richard C. Ford, loaned the Company $150,000 in May and June, 1998. In August, 1998, the Company entered into a Revolving Note Agreement, guaranteed by Mr. Ford, with its bank for $250,000 which was revised in January, 1999, to $350,000. In March, 1999, Mr. Ford agreed to guarantee an addition of $175,000 to the bank Revolving Note Agreement. In November, 1999, the Company formulated a plan to convert $3,175,000 of debt into stock, to obtain forgiveness of $714,000 in interest on the notes payable, and to offer 3,500,000 shares of its Common Stock for sale at $1.00 per share. Prior to December 31, 1999, the Company sold 500,000 shares of this stock offering. Also in December, 1999, the Company obtained discounts totaling $347,000 from certain note holders and vendors on the settlement of amounts owed. The Company completed the conversion of $3,175,000 of debt into stock on January 24, 2000 as well as the forgiveness of the related accrued and unpaid interest of $714,000. The sale of stock was completed on February 28, 2000, with a total of 4, 172,000 shares being sold for net proceeds of approximately $4,100,000. The Company now has sufficient cash for the foreseeable future.

         On January 17, 2000, the Company hired an individual (formerly with Detroit Desiel as a Senior Supplier Quality Engineer for 8 years, and Ford Motor Co. as Supplier Quality Assurance Engineer for 7 years) as Director of Manufacturing and Product Development. Also on March 1, 2000, The Company hired a National Sales Manager to help recruit, train and manage an expanded sales effort.

         The Puradyn Onboard Oil Refiner ("Puradyn"), formerly called the Purifiner, has had limited acceptance in the marketplace, the Company's strategy has been to obtain product credibility by disproving the long-held conviction that oil must be changed regularly in accordance with manufacturers' recommended guidelines. Gradually, the credibility of the Puradyn and the concept of extended oil replacement intervals is becoming more readily accepted. The Company believes that this increasing acceptance is due to successful third-party testing of the product, awards and other recognition the Puradyn has received, and the increased awareness of consumers as well as vehicle, engine and oil companies, that oil if kept continually clean will have a significantly longer, useful life resulting in significant cost and environmental benefits. As an example, in December, 1998, the Company obtained the results from Vulcan Chemicals, a division of Vulcan Materials Company, a customer whose truck equipped with the Company's Purifiner traveled 616,000 miles without an oil change and whose engine parts showed no appreciable wear over that period. The oil report showed all measurement levels to be normal. Management believes the favorable response from potential customers will result in improved sales in future years, however, there can be no assurance such improvements will occur.

         The Company is currently working with certain original equipment manufacturers ("OEM's") to enable them to evaluate the benefits of the Puradyn with the goal of obtaining their approval of the product and eventually to install the Puradyn on their products at their factories under either the Puradyn brand or a private label name, and distribute the product throughout their dealer networks (see "Marketing"). These OEM's are mindful of the significant competitive benefits of extended drain intervals and the environmental and related regulatory considerations of the use of an oil purification system such as the Puradyn.

         Currently the Company is refocusing its new distribution network and direct sales activities, primarily in the heavy-duty truck marketplace and primarily in the United States, although it does have some international distributors to which it allocates limited amounts of resources. The Company also formed a foreign joint venture effective in January, 1996, to market the Puradyn through Europe, in the Middle East, the former Soviet Union, Egypt and South Africa See "Distribution" for recent events related to this joint venture. In the future, the Company plans to expand its distribution channels worldwide, as well as the number of market segments on which it focuses.

         The Company had employed direct sales personnel to help establish and service its aftermarket distributors and to directly sell its products to certain major national accounts. Additionally, the Company employs technical and installation personnel to assist customers in analyzing the benefits of the Puradyn through oil analysis, as well as answering technical questions and assisting with the training and installation on the use of the Puradyn. In the future, the Company may also consider additional joint ventures to manufacture and/or market its products in various parts of the world.

         The Company believes that business, economic, competitive, environmental and governmental factors are now converging to provide fertile and opportunistic conditions for achieving profitable business outcomes. One such example of a noteworthy development was a video the Company commissioned in December, 1998, of an engine teardown of a Vulcan Chemicals Company truck with an M-11 Cummins engine equipped with a Puradyn filter unit that went 616,000 miles without a single oil change. The engine wear and oil analysis reports stated the engine parts and oil were well within specifications and normal. Because the content of the video provides validation and assurance of the Puradyn's benefits to end-users, it has been a catalyst for establishing sales opportunities with numerous prospects since the beginning of 1999. Management believes the favorable response will result in improved sales, however, there can be no assurance such improvements will occur.

Risk Factors
------------

Potential for Continuing Losses and Accumulated Deficit

         Prior to 1993, the Company was engaged in limited sales activities. Consequently, the Company has had a limited operating history upon which an evaluation of the Company's prospects and performance can be made. The Company's prospects must be considered in light of risks, expenses, difficulties and delays frequently encountered in connection with the formation and early phase of operation of a new business, the development and commercialization of new products based on innovative technology and the high level of competition in the industry in which the Company operates. The Company has had significant losses in each year of its operations. In addition, the Company has an accumulated deficit, which amounted to approximately $11,889,000 as of December ,31, 1999. It is likely that significant losses will continue until such time, if ever, as the Company is able to generate a level of revenue sufficient of offset these continuing early-phase expenditures. There can be no assurance that the Company will be able to successfully implement its business strategy, that its revenues will increase in the future or that it will ever be able to achieve profitable operations.

Dependence on Significant Customers

         During 1999, eleven of the Company's customers accounted for approximately -50% of the Company's revenues, and one customer accounted for 9% of the Company's revenues. Termination of the arrangements with any of these significant customers could have a material adverse effect on the Company's financial condition or operations. There can be no assurance that the Company will retain any or all of these customers or, if such customers are not retained, that the Company would be able to attract and retain new customers to replace the revenues currently generated by these significant customers.

Uncertainty of Product and Technology Development; Technological Factors

         The Company has not completed development and testing of certain of its proposed products and proposed enhancements to its products, some of which are still in the planning stage or in relatively early stages of development. The Company's success will depend in part upon the ability of its proposed products to meet targeted performance and cost objectives, and will also depend upon their timely introduction into the marketplace. The Company will be required to commit considerable time, effort and resources to finalize development of its proposed products and product enhancements. Although the Company anticipates that the development of its products and technology will be successfully concluded, its product development efforts are subject to all of the risks inherent in the development of new products and technology (including unanticipated delays, expenses and difficulties). There can be no assurance as to when, or whether, such product development efforts will be successfully completed. In addition, there can be no assurance that the Company's products will satisfactorily perform the functions for which they are designed, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in their development. There can be no assurance that, despite testing by the Company and by current and potential end users, problems will not be found in the new products after the commencement of commercial shipments, resulting in loss of or delay in market acceptance.

Limited Marketing Activity; Uncertainty of Market Acceptance

         The Company has commenced limited marketing and sales activities relating to its products. To date, the Company has generated limited revenues from the sale of its products, which have achieved limited market acceptance. Demand for the Company's products and the Company's proposed products will depend principally upon consumer demand for the Puradyn. The oil filtration industry has historically been competitive, and as is typically the case with innovative products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance for the Company's existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform consumers of the benefits and cost advantages of its products and achieve name recognition. There can be no assurance that the Company will be able to penetrate existing markets on a wide scale basis or position its products to appeal to mainstream consumer markets or that any marketing efforts undertaken by the Company will result in increased demand for or market acceptance of the Company's existing and proposed products. The Company relies, and intends to continue to rely, in part, on arrangements with third parties for the marketing of its products, including arrangements with distributors and other strategic partners. There can be no assurance that they or the company will be able to successfully market the Company's products or that their efforts will result in any significant increase in revenues.

Dependence on Suppliers

         A substantial portion of the component parts of the Company's products' are manufactured by various suppliers for assembly by the Company. The Company believes its relationships with its suppliers are satisfactory and that alternative suppliers are available if relationships falter or existing suppliers are unable to keep up with the Company's requirements. However, there can be no assurance that the Company's current or future suppliers will be able to meet the Company's requirements on commercially reasonable terms or within scheduled delivery times. An interruption of the Company's arrangements with suppliers could cause a delay in the production of the Company's products for timely delivery to distributors and customers. The absence of suitable manufacturing arrangements would have a material adverse effect on the Company's operations.

Dependence on Distributors

         The Company currently sells a relatively small portion of its products through distributors for resale to other distributors or customers, and is dependent to some extent upon acceptance of its products by such distributors, customers and their active marketing and distribution efforts relating to the Company's products. Most of the distributors to whom the Company sells it products, including those that are contractually obligated to purchase the Company's products in order to maintain their distribution territories, could discontinue carrying the Company's products at any time. Due to increasing competition, distributors are increasingly in a stronger position to negotiate favorable terms of sale, including price discounts and product return policies. There can be no assurance that the Company will be able to increase or maintain its distribution, and as a result, the Company's operating results could be somewhat adversely affected.

Competition; Technological Obsolescence

         Although there is limited competition in the electric mobile oil purification system market, the market for full-flow oil filters, in general, and by-pass oil filters, in particular, is characterized by intense competition. To the extent that the Company's products reduce oil consumption, full-flow oil filter sales and disposal costs and extend engine life, the Company's products compete with, or affect the sales of many well established companies. These companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing and sale of their products and technology. Certain of these competitors have the financial resources necessary to enable them to withstand substantial price competition or downturns in their markets. In addition, certain companies may be expected to develop technologies or products which may be functionally similar to some or all of those being developed by the Company. Industry standards with respect to the markets for the technology and products being developed by the Company may be characterized as evolving, which often results in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete will depend on its ability to complete development and introduce into the marketplace in a timely manner its proposed products and technology, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

Dependence on Key Personnel

         The success of the Company will be largely dependent on the efforts of the members of the management of the Company. The Company has not as yet entered into employment agreements with some members of the management of the Company, and there can be no assurance that such persons will continue their employment with the Company. The loss of the services of one or more of such key personnel could have a material adverse effect on the Company's ability to maximize its use of its products and technologies or to develop related products and technologies. The success of the

Company also in dependent upon its ability to hire and retain additional qualified executive, engineering and marketing personnel. There can be no assurance that the Company will be able to hire or retain such necessary personnel. The Company does not presently have "key man" life insurance with respect to members of its management.

Product Concentration

         Although the Company has taken steps to broaden its product offerings, sales of the Puradyn and related products and enhancements are expected to continue to account for a substantial portion of the Company's sales for the foreseeable future. Future growth will depend upon acceptance of the Puradyn by a broader group of customers. Failure to achieve broader acceptance would have a material adverse effect on the Company's financial condition and results of operations. In addition, any factors adversely affecting the Puradyn, such as the introduction of superior products or shifts in the needs of the marketplace, would have a material adverse effect on the Company's financial condition and results of operations.

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

         One patent licensed by the Company expired in September 1998 and the other patent under this license, used in a small number of the Company's products, will expire in June, 2008. The Company has patents for a redesigned Puradyn (the basis for the next generation of the Puradyn products), and the TFP Filter Plus which have been issued in the United States and certain other foreign countries in 1997, a U.S. patent for its new oil flow meter and a U.S. patent issued in 1998 on another method of introducing additives into the oil. These patents expire from May, 2014 to October, 2016. There can be no assurance that such patents withstand competitive threats to their patentability or, in the case of the redesigned Puradyn, be developed into commercially viable products. The expiration of these patents may have an adverse competitive effect on the Company and there can be no assurance that the patents pending for these new products in various foreign countries will be issued or that they will provide meaningful proprietary protection.

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



The Company

Introduction
------------

         The Company owns the rights to manufacture, market and distribute worldwide the Puradyn, a bypass oil refining system for use with substantially all internal combustion engines, generators and other types of equipment that use lubricating oil. The Puradyn cleans oil by continually removing solid and liquid contaminants from the oil through a sophisticated and unique filtration and evaporation process. The Puradyn has been used successfully to substantially extend oil-drain intervals and to extend the time between engine overhauls to up to three times longer than traditional intervals. The Company also manufactures (with one exception) and sells disposable replacement filter elements ("Elements") for the Puradyn.

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


Background and Formation of Puradyn Filter Technologies, Incorporated
---------------------------------------------------------------------

         The patents issued on the oil purification system that, after further development, has evolved into the current Puradyn units, were issued in the early 1980's. The owners of such patents attempted to market and sell the original system under various other trade names, but were not successful. The factors to which that could be attributed, include (a) the failure of potential customers to understand the importance or possibility of continually clean oil and belief that extended drain interval could be practical; (b) lack of consumer awareness of the importance of the environmental benefits inherent in the Puradyn; (c) the absence of acceptance and endorsement by engine and vehicle manufacturers; (d) general disbelief that the product would perform as claimed and could provide benefits in a cost-effective manner; (e) inadequate capitalization, and (f) limited management experience.

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

         Prior to Mr. Taylor's death in May 1993, Mr. Taylor and Mr. Ford had each contributed equal amounts of working capital to the Company and each owned 50% of the issued and outstanding capital stock. Following Mr. Taylor's death, despite Mr. Ford's subsequent investments in the Company, the business activities and growth of the Company had been hampered by, among other things, insufficient capital. Commencing in early 1996 through January 1998, the Company has raised net proceeds of approximately $6.6 million through the issuance of debt or equity securities to finance its operations. In January, 2000, the Company completed the conversion of $3,175,000 of debt into its Common Stock and in February, 2000, it completed the sale of 4,172,000 shares of its Common Stock for net proceeds of approximately $4,100,000. However, the Company continues to incur operating losses, which has resulted in cash outflows and the continuing need for additional financing. The inability of the Company to obtain adequate future financing when needed, will have a material adverse effect on the

Company, including requiring the Company to significantly curtail or cease its operations.

         On February 4, 1998, the Company filed a Certificate of Amendment to its Certificate of Incorporation which changed its name from T/F Purifiner, Inc. to Puradyn Filter Technologies Incorporated.


Products
--------

         The Puradyn Oil Refining System (formerly called the Purifiner Oil Purification System) dramatically extends the life of lubricating oil in gas and diesel engines as well as hydraulic fluid used in industrial machinery. The core product, the Puradyn, can be attached to any engine. In essence, it works like a dialysis machine that filters blood to rid it of impurities, so it keeps the oil in engines continually clean. Whenever the engine or machinery is operating, the Puradyn is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as liquid contaminants (water, fuel and antifreeze). As the Puradyn dramatically extends the useful life of the oil, it also protects engines from the harmful wear caused by contaminants in oil. As dirty, damaging oil does not come in contact with the engine, the result is less down time for maintenance and longer engine life. Further, not only are oil purchases drastically reduced, but as used hydraulic fluids are recovered and no waste oil is generated, the need for and cost of disposal decline dramatically.

         Thus, the Puradyn reduces maintenance costs by decreasing oil consumption, engine wear, and the necessity for overhauls and certain other types of general maintenance as well as aiding increased fuel economy. All these savings are achieved from utilizing the Puradyn which has a relatively short payback period, which in some cases is less than one year. Accordingly, the Puradyn achieves great savings and, therefore, increased profits for its end users.

         The Puradyn is manufactured in six different sizes suitable for placement on engines or equipment with oil sump capacities ranging from 5 to 240 quarts. The Puradyn also can be used in multiples for larger oil sumps. Qualified personnel can usually install the Puradyn on engines and other equipment in approximately 1 1/2 to 2 hours.

         The Company also has developed and sells a Hydraulic Batch System ("HBS") which is mounted on a hand cart for mobility. The HBS was developed to clean 55-gallon drums of used hydraulic oils, which substantially reduces oil purchases as well as the high costs of storing and disposing of used oil in compliance with environmental regulations. The HBS consists primarily of two 60-quart Puradyns, a preheater, a pump and other miscellaneous parts.

         All Puradyns are compatible with virtually all standard and synthetic oils on the market and they work with engines using gasoline, diesel, propane or natural gas. Except for the HBS, the Puradyn cannot be used on engines without a pressurized lubricating system, and neither can be used on an outboard boat motor, which mixes oil with the fuel.

         The Puradyn consists of a canister that can be mounted on the firewall, fender well, frame of a vehicle or on other convenient locations, depending on the particular application. The canister inlet is connected either to the engine's oil-pressure sending unit or, for hydraulic applications, a pressure line. The outlet is connected to the sump. The canister houses the Element and an evaporation chamber heated by an enclosed heating element. Under pressure from the engine or equipment, engine oil enters the canister via a metering jet that regulates the flow of oil to approximately three and six gallons per hour, depending on the size of the Puradyn. The oil passes slowly through the Element, where solid contaminants in the oil are trapped. The Element includes compacted long-strand natural cotton fibers that retain solid particles as small as approximately one micron. A conventional paper oil filter will typically remove particles down to 15-30 microns. According to a paper published by the Society of Automotive Engineers in its SAE Paper No. 660081, dated January 1966, "filtering the used oil through a 5-micron filter did not significantly reduce the wear rate; however, when the oil was filtered through a 1 micron filter, there was a significant reduction." The natural cotton filtering media in the Element also absorbs water, traps sulfur and neutralizes the acids which are left in the oil by conventional paper filters. The slow rate at which the oil passes through the Element helps ensure maximum contaminant retention.

         After filtration the oil flows slowly over the diffuser plate located in the dry-heated evaporation chamber where it is heated to a temperature of approximately 200 degrees Fahrenheit (slightly higher on the HBS model) to enable the removal of the liquid contaminants including water, fuel and coolant. The stainless steel heating element is sealed in aluminum and, for safety is, completely isolated from direct contact with the oil. The liquid contaminants are evaporated and then vented out of the Puradyn before they can recondense in the oil. These gases and water vapor are vented back into the induction system and are consumed in the combustion process or vented to atmosphere. (On hydraulic applications, the water vapor is vented into the atmosphere.) The cleaned oil then flows back to the hydraulic sump or engine crankcase via gravity. These processes continue whenever the equipment or engine is operating.

         The Company also manufactures and distributes its replacement Elements for the Puradyn with the exception of the TF8SP. The Company generally recommends that the Element be replaced at the engine manufacturer's recommended/approved periodic oil change interval (with one exception for one model currently used for gasoline applications only, the Company generally recommends that the Element be replaced every ten thousand miles or 250 hours when used for gasoline powered automobiles and vans or as oil analysis dictates). The Company recently introduced a U.S. patent approved oil-flow meter which enables the user to visually confirm that the oil is flowing through the Puradyn. The useful life of oil and the Element is dependent on several factors, including the quality of the oil used, type of fuel, condition of engine, and the type and operating environment of the equipment. Accordingly, the change intervals mentioned above may vary. Elements can be changed and an oil sample taken in approximately five to fifteen minutes by the customer.

        The Company estimates that the current cost of an oil and full flow-filter change (assuming a person does not do the oil change himself or herself) is approximately $100 or more for heavy duty trucks. The cost varies depending on, among other things, the type of engine and application, labor and oil costs, and costs of waste oil disposal. Depending on the size of the Puradyn Element, the current suggested prices for retail end-users of the Elements range from approximately $10.10-33.25 and the cost of an oil analysis purchased through the Company currently costs approximately $9.45 per sample.

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

        When the Element is changed, make-up oil is added to replace any oil retained in the used Element or consumed in the normal engine combustion process. The Company's performance warranties for product used in the United States and Canada requires the user to take a small sample of the used oil for submission to an oil testing laboratory at the same intervals that the OEM recommends/approves for an oil change, but at least once a year. (See "Warranties.") The Puradyn has an oil sample valve to expedite the taking of the oil sample. The current customer cost of testing an oil sample ranges up to approximately $8.50. The cost of an oil sample may exceed $8.50 in certain foreign countries.

         Users must maintain a record of the laboratory oil analysis results in order for the Company's warranties to remain in effect. Management believes that the risk of losing the Puradyn's warranties encourages customers to complete the oil analysis and replace Elements in a timely manner, making the Puradyn more effective and stimulating recurring Element sales. The oil analysis also helps the Company monitor customer satisfaction, and should a problem arise with a particular application, the Company and the customer can work together to address the problem and find a solution on a timely basis. Finally, oil analysis has been analogized to blood samples for humans, in that through proper analysis other problems occurring within the engine or equipment, apart from oil contamination, can be diagnosed and corrected before incurring significant problems. To date, there have been no material warranty claims, although there can be no assurances that such a trend will continue. Due to the sometimes prohibitive cost of oil analyses and generally more frequent recommended/approved oil change intervals for engines used in certain countries outside the United States and Canada, primarily due to the poorer quality of oil and fuel used, not all performance warranties for Puradyn products (whether offered by the Company or by the Company's distributors) used outside the United States and Canada require oil analyses at the OEM recommended/approved oil change intervals.

         The Puradyn has no moving parts and consequently requires no significant ongoing maintenance. The Puradyn has an in-line pre-strainer to prevent the metering jet from becoming clogged by large contaminant particles. As long as the Elements are changed at the recommended/approved intervals, and other standard preventive maintenance procedures are performed, the Company believes that the Puradyn will perform as designed. Puradyns used for hydraulic applications do not require as frequent Element changes since hydraulic oil applications typically do not contain the level of contaminants as other oil applications. In order to maintain the Company's performance warranties, users must, among other things, change the full flow filters once a year or every 50,000 to 60,000 miles or 1500 hours, depending on the particular application of the Puradyn. The cost of changing a full flow filter is part of the cost of an oil change, as discussed above.

         The Company has received acknowledgments from Deere & Company, Detroit Diesel Corporation, Caterpillar, Inc., Ford Motor Company, Mack Trucks, Inc., Cummins Engine Company, Inc., Chrysler Motors Corporation, Mercedes Benz of North American, Inc. and others, who have all stated that the installation and use of the Puradyn does not void their manufacturer's warranties. Most engine manufacturers will accept oil analyses as alternatives to their recommended oil change intervals. Management believes that the existence of other longer-life oils in the marketplace which allow for extended oil drains has been and will continue to exert continuing pressure on the use of oil analysis as an acceptable alternative to engine manufacturer's recommended oil change intervals, as will the cost, environmental and other benefits obtained from extended oil drain intervals.

Marketing
---------

         The Company' s products are eventually expected to be marketed to numerous market segments, including trucking, marine, agricultural, bus, recreational vehicle, generator, construction, mining, industrial and hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the primary focus is on the on-highway and construction segment.

         To date, the Company has not expended any material amounts to advertise its products in the marketplace and has relied upon editorials, trade shows and other methods to promote its products. However, the Company has expended material amounts in its selling efforts. The Company's products have achieved recognition from well-known sources, including (i) certification (in 1994) and recertification (in 1998) by the California Environmental Protection Agency's Department of Toxic Substances as a "Pollution Prevention Technology", (ii) receipt of the State of Florida' s 1995 Governor' s New Product Award (Small Business Category), (iii) receipt of the National Society of Professional Engineers 1996 New Product Award "for innovative use of engineering principals and materials, improved function and savings in use and benefit to the national economy" (Small Business Category), (iv) receipt of the World Trade Center's (Ft. Lauderdale, Florida) 1996 Award for Outstanding Achievement in International Trade (Manufacturing), and (v) being selected as one of the finalists in the 1998 Discover Magazine awards for Technological Innovation. Management believes that such recognition has and will continue to enable the Company to increase the credibility and acceptance of its products.

         In February 1996, the Purifiner gained the support of the American Oceans Campaign ("AOC"), a not-for-profit organization devoted to ensuring the earth's waters are kept free of contamination and pollution. Management believes that the association with AOC and similar groups will be a cost-effective way to promote the Puradyn and increase its sales. However, no assurance can be given that such associations will be successful in promoting the Company's products.

         In April 1996, the Company made arrangements to help facilitate retrofit sales of the product at the end user level through Leasing Services, Incorporated ("LSI") , with principal offices located in Solana Beach, California and Boston, Massachusetts, a national leasing company that will provide lease financing to certain of the Company's users, subject to normal credit considerations with respect to the user. Many customers have found the up-front cost of purchasing the Puradyn to be prohibitive for large scale retrofits. Lease financing will enable the user to immediately benefit from reduced maintenance expenses and to pay for the Puradyn from such savings over variable terms. The Company has no written agreement with LSI, receives no consideration from LSI and merely provides its customers with LSI's brochure which explains LSI's services.

         With this arrangement, the Company and its distributor network are able to provide to its customers a complete product package that includes the Puradyn, installation assistance and third party financing. Management believes the ability to provide a turnkey program should provide the Company with a competitive edge. However, no assurance can be given that this approach will result in increased revenues to the Company and to date this arrangement with LSI has not resulted in any material increase in revenues.

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

         Management believes that the ultimate success of its product will depend on the approval of and sales directly to OEMs and through their distribution networks. A number of international and domestic engine and truck OEMs are currently evaluating the Company' s products, such as Mack Trucks, Ford Motor Company, and Detroit Diesel Corporation (engines). There can be no assurance that these or other OEMs will accept the Company's products for original placement on their equipment or directly approve the use of the Puradyn with their equipment. To date, the Company's customers have requested that the Puradyns be installed at a Volvo USA factory (North Carolina),

Navistar International factory and a Mack Truck factory on a very limited number of vehicles.


Distribution
------------

         The Company currently distributes its products through several channels under the Puradyn trademark. To date, purchasers of the Company's products have included USF Dugan, Carroll's Foods, Cyprus Bagdad Corporation, Miami-Dade County Schools, Fort Worth Carriers, Coca Cola Enterprises, Sysco Foods, Vulcan Chemicals and others.

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

         The Company has warehouse distributors located in the United States and Canada, primarily in the heavy-duty trucking industry. The remaining distributors are located primarily in South America, England (See "Distribution") and the Far East. These distributors purchase product directly from the Company and sell to their existing or new customers. Late in 1997, the Company decided to curtail the use of substantially all U.S. manufacturers representatives, except for one primarily industrial agent in the Mid-Central U.S., whose job it was to establish and service warehouse distributors and introduce the Company's products to selected fleets. These responsibilities are now performed primarily by direct employees. The Company does utilize manufacturers representatives in the recreational vehicle market, and in Canada, to enable the Company's personnel to focus its efforts on the US on-highway segment. The Company pays its manufacturer's representatives negotiated commission rates, depending on the level of services provided. The manufacturers representatives' contracts can be canceled by either party on 30 to 60 days notice.

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

         Navistar was the first major truck manufacturer that has agreed to an aftermarket program with the Company, however, the Company's arrangement with Navistar in the

U.S. was cancelled during 1999. Management plans to work with other truck manufacturers, to establish other aftermarket programs. No assurance can be made that such programs will be established or if established that they will be successful. No assurance can be given that these sales efforts will result in significant sales for the Company.

        During 1999, 11 customers accounted for approximately 50% of the Company's net sales, and one customer accounted for approximately 9% of Company net sales. There are no assurances that each or all of these customers will continue to do business with the Company and the loss from one or a combination of the Company's significant customers could have a material adverse affect on the Company's revenues.

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

        Ltd.'s primary purpose is to market and establish distribution for the Puradyn throughout Europe, the Middle East, the former Soviet Union, Egypt and South Africa (the "Territory"). In this regard, the Company has granted to Ltd. its rights under existing licenses, trademarks, and patents with respect to existing products and its rights with respect to future products to allow for the marketing and distribution of the products in the Territory. Ltd. also had the option to manufacture the products based upon market acceptance and other factors which it exercised in 1997.

         Puradyn owns approximately 45% of Ltd. and has a 50% voting interest, however, the Board of Directors is controlled by Centrax representatives. Forty-five (45%) percent is owned by Centrax and the remaining approximately 10% is owned by Mr. Davies. Puradyn is not obligated to fund any of the operations of Ltd. which, pursuant to the Centrax Agreement, may be provided (i) by borrowings by Ltd. from a bank; (ii) from Centrax; or (iii) from the Barr Family. Such borrowings or guarantees by the Barr Family or Centrax shall be made until such time as Ltd. is self-funding. If the Barr Family does not fund Ltd.'s operations, the Company has the right to take back Ltd.'s manufacturing, marketing and distribution rights, as well as any patent and trademark rights assigned or to be assigned to Ltd. by the Company for this Territory. To date, Ltd. is negotiating to establish, and/or has established distributors or has taken over the servicing of existing Company distributors in various countries, including the United Kingdom, Italy, France, Turkey, the Czech and Slovak Republics, Norway, Denmark, Bahrain, The Netherlands, Sweden, Hungary, Republic of Ireland, Poland, Finland, Spain and Portugal. There can be no assurance that such distributors will be successful in introducing the Puradyn in their territories as they will face obstacles similar to those the Company and its other distributors have encountered in introducing an innovative technology in their territories. Further, there can be no assurance that Ltd's other 45% owner (Centrax), which is responsible for the ultimate funding of Ltd., will continue to fund Ltd.'s operations; discontinuing such funding could have a material adverse effect on the Company's operations in this Territory. Ltd. has also commenced or completed various Puradyn evaluation programs, including those on a large United Kingdom ("U.K.") based fleet. This U.K. test was recommended by a large international engine manufacturer and has been successfully completed, however, this fleet has decided not to purchase the Puradyn, even though the engine company has approved its use.

         Centrax has filed patents pending on a product consisting of a full flow and bypass oil filter, all housed in one Puradyn unit, as well as a side-by-side full-flow and Puradyn bypass filter design. These patent pending products were designed primarily for original equipment placement by OEMs. The Company is commencing to negotiate with Centrax regarding the ownership/licensing of these pending patents and the rights to distribute these products within and outside the Territory. There can be no assurance that such negotiations can be successfully completed. The Company has the right to distribute any new products developed by Ltd. everywhere other than the Territory. Additionally, the Company is negotiating with Centrax concerning other matters, including the possible discontinuation of the joint venture with Centrax. The ultimate outcome of the negotiations cannot be determined at this time.


Sales
-----

        Direct Sales. The Company directly and/or with the assistance of its manufacturer's representatives, warehouse distributors or other agents markets its products directly to national accounts. Typically these larger customers, and some smaller customers, have required an evaluation period, usually ranging from three to twelve months, to ensure that the Company's products perform as advertised. Management believes that this evaluation period will continue to be shortened as the Company's products gain wider acceptance and support from well-known customers and OEM's, such as Ford Motor Company, Mack Truck and others.

         Currently, the Company' s products are being evaluated by numerous potential end users, including Ford Motor Company, Detroit Diesel, Mack Truck, Kinsley Construction, Arlington ISD, Nabors Drilling, Anthony Crane Rental Co., Trinity Industries, I.E. Miller Co., Texas Department of Transportation, Detroit Edison, City of Houston, Miami-Dade Water and Sewer G.S.A., Asplundh Tree Expert Co., Corporate Express Delivery Systems, and others. There can be no assurance that such evaluations will be successful and, even if successful, that they will result in sales for the Company.

         In July 1995, the Company's products were issued National Stocking Numbers by the General Services Administration pursuant to a contract which expired in June 1998. The Company negotiated a new contract which the Company received in July 1999. The Company believes this will enable the Company to more efficiently sell its products to the U.S. Government and its agencies.

         Recent sales efforts by the Company have resulted in the following:
Contract negotiations with Florida school districts for Puradyn unit installation to their buses; product purchases of approximately 1000-1500 units by Miami-Dade County during 2000 with an initial recommendation for purchase submitted of $255,000; negotiations are in process with an agency of a large state for specification of Puradyn units as an option for their vehicles; a large truck manufacturer has begun tests with Puradyn units; a major transit system in the United States is conducting an extensive test of Puradyn units; a major water and sewer utility (sixth largest in the United States) has finished testing Puradyn units; a large metropolitan dairy (owned by a national food maker/distributor) has placed on order for approximately 300 Puradyn units; a major Canadian industry association is testing Puradyn units for its members; a national tree trimming company began testing Puradyn units; a major GM modification company has agreed to include Puradyn products as an equipment option in their customer catalog; a major utility issued a $99,950 blanket purchase order for Puradyns; two prominent bus manufacturers have agreed to offer installation of Puradyns on their buses as an equipment option and other numerous evaluations are in progress that management feels should close during 2000. Also, the Company recently awarded exclusive aftermarket sales rights for representation in the State of Michigan, and hired a marketing and public affairs consultant to promote Puradyns to municipalities in Florida and other specified states. Additionally, the Company received approval for Florida's State Negotiated Agreement Price Schedule (SNAPS) to allow easier marketing of Puradyns to Florida's local and state government agencies at discounted prices.

         International Sales. The Company directly and/or with the assistance of commission based manufacturer's representatives have established primarily non-exclusive distributors in various countries, including Australia, Thailand, Colombia, Panama, Pakistan, China, Hong Kong, Brazil and other countries. The majority of these distributorships were established in 1995 and later; therefore, the ultimate success of these and the other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories, including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. The Company's sales to its Asia/Pacific distributors in 1999 was $6,000 ($14,000 in 1998) and has been adversely affected by the weakened local economies of these nations and future sales to these distributors are expected to be adversely affected due to these continuing economic problems. Additionally, sales to Ltd. were insignificant in both 1999 and 1998 as a result of Ltd. commencing its own manufacturing operation. Finally, sales to Latin America in 1999 amounted to $60,000 versus $81,000 in 1998. Due to focus by the Company on the US marketplace and other factors, it is anticipated that sales in this and other international regions may be difficult to increase in 2000. See "TF Purifiner Ltd." There can be no assurance that the Company's international distributors will be successful in distributing the Company's products in their territories.

Manufacturing and Production.
-----------------------------

         The Company subcontracts for the manufacture of component parts for its Puradyn units and manufactures substantially all of its Elements. The component parts are assembled, packed and shipped from the Company's facility in Boynton
Beach, Florida.

         The Company currently single sources (i.e. purchases each raw material and component part from a specific vendor) substantially all of its raw materials and component parts from various vendors in the United States. Substantially all the tools and dies used by certain of the Company's vendors are owned by the Company. The Company believes that there are alternative sources of supply, and the Company does not anticipate that the loss of any single supplier would have a material long term adverse effect on its business, operations or financial condition. Management intends to obtain additional tooling and dies and to upgrade certain of its existing manufacturing equipment and may expand its vendor network for the purpose of limiting its exposure to its single source suppliers. However, there can be no assurances that its volume of sales will increase or that such additional financing will be obtained or will be obtainable, on terms that are in the best interest of the Company or its stockholders. The Company is in the early process of implementing QS 9000 to ensure that the Company's product quality will consistently meet the requirements of the trucking and automotive industries.

Warranties.
-----------

         The Puradyn carries a six-month performance warranty, and is currently generally warranted to the original user to be free of defects in material and workmanship for ten years (previously five years), except for the heating element which is currently warranted for five years (previously two years). The Company also offers limited 250,000-mile and 100,000-mile continuous oil purification performance warranties for Class VII and VIII trucks in the United States and Canada, limited performance warranties for recreational vehicles, including a twelve-month performance warranty, and some limited performance warranties with a specific industrial user. The Company maintains $2,000,000 aggregate ($1,000,000 per occurrence) product liability insurance coverage in both the US and certain foreign markets.


Competition.
------------

         Although the Company believes it is the largest supplier of bypass oil purification systems (see "Legal Proceedings - Premo Litigation") , the Company effectively competes with other bypass oil filtration products such as the Spinner II unit of T.F. Hudgins, Inc., and the bypass filter made by Luberfiner, Inc., Parker Hannifin Corporation - Racor division, and others. The Company's products affect the sales of full-flow filters, maintenance services, replacement parts, original oil sales and oil disposal, as well as sales of new engines.

         All of these products and services are provided by companies that have significantly greater financial, marketing and operating resources than does the Company. Additionally, the Company's other direct competitors include Premo Lubrication Technologies, Incorporated and Certified Technologies, Corp.

Patents and Trademarks.
-----------------------

        The Company has patents for a redesigned Puradyn, the basis for the next generation of the Puradyn products, and the TFP Filter Plus which have been issued in the United States and certain other foreign countries in 1997 (See "Distribution - TF Purifiner Ltd.). In 1997, the Company obtained a U.S. patent for its new oil flow meter which enables the user to visually determine that oil is flowing through the Purifiner and a U.S. patent issued in 1998 on another method of introducing additives into the oil. These patents expire from May, 2014 to October, 2016. There can be no assurance that such patents withstand competitive threats to their patentability or, in the case of the redesigned Puradyn, be developed into commercially viable products.

         The Company has a license and royalty agreement (See Item 3, "Legal Proceedings") with the owner of two of the U.S. patents which covered most of the Company's existing Puradyns. One of these patents expired in September 1998 and the other patent under this agreement, used in a small number of the Company's products, expires in June 2008. This agreement also covers several foreign issued and pending patents in several other countries, the earliest of which will expire in June 2004. The term of the agreement is for the life of the patents and any improvements thereto and requires the payment of a 5% royalty based on the net sales price, as defined, of the covered products. This agreement also covers the Purifiner trademark in the United States for which the Company pays a 1% royalty based on net Purifiner sales, as defined. The Company is primarily responsible for maintaining and defending the integrity of these patents and the Purifiner trademark.

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

Engineering and Development.
----------------------------

         The Company's engineer is the inventor and originator of four U.S. patents issued to the Company in 1996 and 1997 and the most recently issued patent licensed to the Company. During the last two to three years the inventor has devoted substantially all of his time to the engineering, development and enhancement of the Company's products. Since 1998, the Company's engineering resources have focused on improving product quality, including redesigning the Puradyn lid, improving sealing and heating characteristics, improving mounting and other hardware and banjo fittings. Certain of these improvements were required in order to eliminate leaks from the Puradyn which occurred under certain circumstances and resulted in various Company product evaluations being extended, or in some cases, curtailed. The Company's Engineering Department has focused on the underlying reasons for these leaks and has successfully implemented product enhancements to resolve these problems.

Employees.
----------

         At March 20, 2000, the Company had 17 employees, 5 of whom were engaged in manufacturing, assembly, quality control, warehousing and shipping, 5 in marketing, technical and installation assistance and sales, 2 in engineering and development and 5 in administrative positions. None of the employees are represented by a labor union. The Company believes its employee relations are good.


ITEM 2.   DESCRIPTION OF PROPERTY.
          ------------------------

        Substantially all of the Company's operations are conducted from its 14,500 square foot facility located in Boynton Beach, Florida. The facility was leased for a term ending March 31, 1999 which has been extended on a month to month basis at a monthly rate of approximately $10,000.


ITEM 3.   LEGAL PROCEEDINGS.
          ------------------

Malt Litigation

         On January 13, 1997, Robert C. Malt ("Malt"), as owner of certain patents licensed to the Company, filed an action against Puradyn Filter Technologies, Incorporated and T/F Systems, Inc. (collectively the "Defendants") in the Circuit Court of the 15the Judicial Circuit of Florida in Palm Beach County alleging that the Defendants are in breach of their license agreement with Malt. Malt was seeking a (1) permanent injunction to enjoin the Defendants from manufacturing and marketing the covered Purifiner products and use of the U.S. trademark and (2) approximately $21,000 for alleged past-due breaches of the license agreements. After a four day trial to the court, the court ruled on March 2, 1999 that Malt was not entitled to any injunctive relief and was awarded a total judgement of $20,168.48 which the Company has paid.

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

         In late 1990 and early 1991, the Plaintiff was engaged by Systems to represent it in obtaining the manufacturing and marketing rights to the Purifiner and to perform other general matters for Systems. The Plaintiff was ultimately successful in assisting Systems in obtaining such rights. TFS was awaiting the judgment of an appellate court which, if adjudicated in TFS's favor, would have provided TFS with sufficient funds to pay such legal fees and other possible legal fee claims aggregating approximately $75,000, and thereby remove the possibility of the Company being held liable for such fees. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims and the case involving these funds has been remanded to the trial court for a retrial. Puradyn did not assume these obligations as part of its purchase of Systems, and was indemnified by Systems with regard to these claims and related expenses. Management believes such amounts are not the responsibility of Puradyn Filter Technologies, Incorporated and intends to vigorously defend against this action. However, Systems is an inactive company whose only asset is the claim that was reversed on appeal and maybe retried by Systems. Accordingly, the ability to collect such funds, as required, from Systems is uncertain. The ultimate outcome of this litigation against the Company cannot be determined at this time. However, based on the opinion of counsel, a favorable outcome is likely, as the only company who obtained legal services from this law firm was T/F Systems.

Other Matters:

The Company settled the claim by a former supplier, Z Post, by paying $57,500 in December 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         Not Applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------

         As of March 20, 2000, there were approximately 273 stockholders of record of the Company's stock. The closing bid price quoted on the OTC Bulletin Board sheets for the Company's Common Stock at March 20, 2000 was $4.50. The Company currently trades under the symbol "PFTI", and prior to its name change in February, 1998 it traded under the symbol "TFPU".

         The transfer agent for the Company's Common Stock is Florida Atlantic Stock Transfer, Inc., 5701 N. Pine Island road, Tamarac, Florida 33321.

         The Company has never declared or paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's, earnings, capital requirements, expansion plans, financial condition and other relevant factors.

         The following table sets forth for the period indicated, the high and low closing prices for the quarterly periods in 1998 and 1999, and from January 1, 2000 through March 20, 2000.

                                                           Common Stock
                                                        High           Low
                                                        ----           ---

         January 1, 1998 - March 31, 1998               3.12           1.10
         April 1, 1998 - June 30, 1998                  1.63            .38
         July 1, 1998 - September 30, 1998               .69            .38
         October 1, 1998 - December 31, 1998             .44            .10
         January 1, 1999 - March 31, 1999               1.75            .17
         April 1, 1999 - June 30, 1999                  1.06            .44
         July 1, 1999 - September 30, 1999               .56            .25
         October 1, 1999 - December 31, 1999            1.49            .25
         January 1, 2000 - March 20, 2000               4.50           1.25

         The above quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

General

         The Company was formed in 1987, and commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) product, now called the Puradyn Onboard Oil Refiner or "Puradyn". The Puradyn system can be attached to any engine and filters impurities from the oil in the engine. Acceptance of the Puradyn products is dependent on various factors, including the desire of potential users to extend oil change intervals, to reduce maintenance costs, to extend engine life and to preserve the environment.

         Through 1997, the Company had been unable to significantly increase its revenues through its distribution network which caused the Company to change its sales strategy. In 1998, it began to refocus its sales effort toward the development of commercial relationships with original equipment manufacturers ("OEM's") and companies having medium to large size fleets of vehicles.

         The sales effort not only involves selling the benefits to the potential customer, but allowing the customer to test the Puradyn on its fleet vehicles. Consequently the sales cycle is long. The Company is currently working with several large OEM's and a large number of companies having large vehicle fleets to enable them to evaluate the benefits of the Puradyn. In the case of OEM's, the goal is to obtain their approval of the Puradyn to eventually install it on their products at their factories and distribute the Puradyn throughout their dealer networks. In the case of large vehicle fleets, the goal is to obtain performance approval and to retrofit existing fleet vehicles with the Puradyn and to have the Puradyn installed on all new vehicle engines. (See "Marketing")

         Largely as a result of the Company's sales efforts there is increasing awareness on the part of vehicle and engine manufacturers and vehicle fleet managers of the cost benefits of the Puradyn, the Company's warranties, and the environmental benefits of conserving oil and reducing the disposal of waste oil. The credibility of the Puradyn and the concept of extended oil replacement intervals is now becoming more readily accepted. The Company believes that this increasing acceptance is also due to third-party testing of the product and awards and other recognition the Puradyn has received. However, there can be no assurance that such efforts to develop commercial OEM and major fleet business relationships will result in significant sales revenues.

         Increasing operating losses and negative cash flow caused the Company to make a change in management personnel in March 1998 underwhich several key employees and directors were either terminated or resigned from their positions. The Company curtailed its operations and reduced its remaining workforce to key personnel. These actions were taken to reduce the amount of cash required to maintain operations of the Company. At the same time, the Company sought to arrange additional financing.

         In November 1999, the Company formulated a plan to convert $3,175,000 of debt into stock, to obtain the forgiveness of interest on notes payable totaling $715,000, and to offer 3,500,000 shares of its Common Stock for sale at $1.00 per share. Prior to December 31, 1999, the Company sold 500,000 shares of this stock offering. Also, in December 1999, the Company obtained discounts totaling $347,000 from certain note holders and vendors on the settlement of amounts owed. On January 24, 2000, the Company completed the conversion of $3,175,000 of debt to its Common Stock and obtained forgiveness of $715,000 in related accrued but unpaid interest. On February 28, 2000, the Company completed the sale of 4,172,000 shares of its Common Stock with net proceeds of approximately $4,100,000.

         While this debt restructuring and sale of stock will improve the balance sheet of the Company and provide cash for the foreseeable future, there is no assurance that sales will increase to the level required to generate profitable operations and to provide positive cash flow from operations, and there is no assurance that the Company will not have to seek additional financing in the future.

Results of Operations

The following table sets forth for the periods indicated the amounts in thousands of net sales and the categories of operating costs and expenses, interest expense and interest income for each of the years ended December 31, 1999 and 1998 together with the amount of increase or decrease from the preceding year.

                                                                   Year Ended December 31, (in thousands)
                                                                  ----------------------------------------
                                                                 1999 vs 1998                          1998 vs 1997
                                                     ----------------------------------             ------------------
                                                                                Increase                        Increase
                                                    1999           1998        (Decrease)           1997       (Decrease)
                                                   ------        -------       ----------          ------     -----------
Net sales                                         $   580         $   708         $  (128)        $ 1,353         $  (645)
                                                   ------         -------         -------         -------         -------
Operating costs and expenses:
  Cost of sales                                       585             580               5           1,019            (439)
  Selling expenses                                    338           1,060            (722)          2,740          (1,680)
  General and administrative expenses                 509             630            (121)          1,122            (492)
  Engineering and development                          72             152              80             184             (32)
  Deferred profit                                      --              --              --              (9)              9
  Impaired assets                                      --              --              --             324            (324)
                                                  -------         -------         -------         -------         -------
Total operating costs and expenses                  1,504           2,422            (918)          5,380          (2,958)
                                                  -------         -------         -------         -------         -------
Operating loss                                       (924)         (1,714)           (790)         (4,027)         (2,313)

Forgiven indebtedness                                (347)             --            (347)             --              --
Interest (Expense)                                   (437)           (354)             83            (460)           (106)
Interest Income                                         1               7               6              63              56
                                                  -------         -------         -------         -------         -------
Net Loss                                          $(1,013)        $(2,061)        $(1,048)        $(4,424)        $(2,363)
                                                  =======         =======         =======         =======         =======


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Net Sales. Net sales decreased by $128,000 from $708,000 in 1998 to $580,000 in 1999. The Company experienced declining sales from the latter part of 1997 through 1998 and for the first half of 1999 due to problems which began in 1997 related to product quality. These problems were fixed in 1998, but had a negative effect on sales after that time. Also during that period, the Company changed the focus of its sales efforts toward OEM's and companies having large fleets of trucks. Effects of this change in focus began to show late in 1999. The Company experienced increased sales results in the latter months of 1999, but had an overall decrease for the year compared to 1998.

         Cost of Sales. Cost of sales increased by $5,000 from $580,000 in 1998 to $585,000 in 1999. The Company's gross margin decreased from 18.1% in 1998 to negative 0.9% in 1999. The Company's gross margin was adversely affected by the write off of $57,000 in excess and obsolete inventory and by its excess manufacturing capacity.

         Selling Expenses. Selling expenses decreased by $722,000 from $1,060,000 in 1998 to $338,000 in 1999. The decrease is due to the effect in 1999 of the reduction by management of many sales related expenses that began in April 1998. Salaries and benefit expenses were reduced by approximately $271,000, advertising expenses by $143,000 and costs related to the sales force reduction such as travel, entertainment and communication by $149,000. Commissions were lower by $24,000 due to lower sales and consulting was lower by $27,000 due to spending cut backs in 1998.

         General and Administrative Expenses. General and administrative expenses decreased by $121,000 from $630,000 in 1998 to $509,000 in 1999.
Several categories of expenses decreased to offset to some extent increases in several other areas. Expenses for consulting and insurance were reduced $43,000 and $15,000, respectively, from spending cutbacks and bad debt expense for trade accounts and notes receivable by $105,000 due to higher provisions for expense in 1998. Travel expenses by executives for sales contacts increased $27,000 and salaries increased $28,000.

         Engineering and Development Expenses. Engineering and development expenses decreased by $80,000 from $152,000 in 1998 to $72,000 in 1999 due primarily to the salaries expense related to staff cutbacks in 1998.

         Forgiveness of Indebtedness. In 1999, the company obtained discounts from vendors and a note holder totaling $347,000 to settle amounts owed by the Company.

         Interest Expense and Income. Interest expense increased by $83,000 from $354,000 in 1998 to $437,000 in 1999 related to higher bank borrowings outstanding in 1999. Interest income was not significant in either 1998 or 1999 due to reduced amounts of excess cash.

         Net Loss. The loss in both 1998 and 1999 was due to the low amount of net sales and the low amount of related gross profit from product sales. The Company made a concerted effort to reduce operating expenses in both years to minimize the amount of loss and the amount of negative cash flow. Consequently, the net loss decreased from $2,061,000 to $1,013,000 in 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net Sales. Net sales decreased by $645,000 from $1,353,000 in 1997 to $708,000 in 1998. This decrease was a continuation of a decline in sales that began in the third fiscal quarter of 1997 due in part to unsuccessful product evaluation results from a redesign that caused leaks in the products and due to an unsuccessful revision of the Company's sales strategy. During 1998, the Company experienced reduced international and marine sales due to prior management's discontinuation of its efforts in these markets, continued inability to turn product evaluations into sales, continued overall market resistance to purchase the Purifiner in large volume amounts without long term evaluation periods, and cancellation of sales efforts planned for the recreational vehicle and military markets. However, during 1998, the Company completed improvements to the quality of the Purifiner product and has since obtained documentation from potential customers on successful tests of the product.

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

         General and Administrative Expenses. General and administrative expenses decreased by $492,000 from $1,122,000 in 1997 to $630,000 in 1998. This decrease was due to reductions in personnel resulting in a decrease in salaries of $240,000 and $50,000 in related travel expenses, and a reduction in legal expenses of $80,000. In addition, expenses related to the amortization of the cost of stock options given to outside consultants decreased in 1998 by $100,000.

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

         Interest Expense and Income. Interest expense decreased by $106,000 from $460,000 in 1997 to $354,000 in 1998. Interest expense in 1997 included $447,000 related to the $2,000,000 short term loan received from Quantum Industrial Partners ("QIP"), including the amortization of a discount on the loan due to the issuance of a warrant to purchase shares of the Company's Common Stock. In 1998 the QIP loan was converted to a 12% Senior Subordinated Convertible Note Payable and increased in amount to $2,500,000. There was no such discount amortization in 1998. Interest income decreased from $63,000 in 1997 to $7,000 in 1998 as a result of smaller amounts of idle cash balances to invest in 1998 and a decrease in interest earned on a note receivable from the Company's former president, which was repaid in June 1997.

Liquidity and Capital Resources

         The Company's capital requirements in connection with its business activities have been and will continue to be significant. To fund its activities, the Company has been dependent upon the proceeds of sales of its securities to investors and stockholders and other loans, including the $2,000,000 loan from QIP in June, 1997 and an additional loan of $500,000 from QIP in January, 1998. The Company also borrowed $250,000 in 1998 and $275,000 in 1999 from its bank and borrowed $150,000 in 1998 from the Company's Chairman of the Board of Directors.

         In November 1999, the Company formulated a plan to convert $3,175,000 of debt into stock, to obtain the forgiveness of interest on notes payable totaling $715,000, and to offer 3,500,000 shares of its Common Stock for sale at $1.00 per share. Prior to December 31, 1999, the Company sold 500,000 shares of this stock offering. Also, in December 1999, the Company obtained discounts totaling $347,000 from certain note holders and vendors on the settlement of amounts owed. The Company completed the conversion of $3,175,000 of debt into stock on January 24, 2000 as well as the forgiveness of related accrued and unpaid interest of $715,000. The sale of stock was completed on February 28, 2000, with a total of 4,172,000 shares being sold and net proceeds of approximately $4,100,000

         At December 31, 1999, the Company had negative working capital of $4,109,187 and its current ratio (current assets to current liabilities) was .07 to 1, as compared with negative working capital of $867,596 and a current ratio of .25 to 1 at December 31, 1998. On a proforma basis after giving effect to the conversion of debt to stock, forgiveness of the related accrued and unpaid interest in January, 2000, and the completion of the sale of 4,172,000 shares of its common stock for approximately $4,100,000 in February, 2000, the Company had working capital of $3,881,197 and its current ratio was 7.51 to 1. The Company believes it has sufficient cash for the foreseeable future, however there is no assurance that sales will increase to the level required to generate profitable operations and to provide positive cash flow from operations, and there is no assurance that the Company will not have to seek additional financing in the future.

         Management believes the favorable response from potential customers it has seen in 1999 will result in improved sales in 2000, however, there can be no assurance such improvements will occur or that such improvements will be sufficient to generate positive cash flow from its operations.

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

Impact of Year 2000 Issue

         The Company has not experienced any adverse effect of Year 2000 issues on its systems or operations, or the systems or operations of its customers and trade suppliers.

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

ITEM 7.  FINANCIAL STATEMENTS
         --------------------


                          INDEX TO FINANCIAL STATEMENTS


                                                                                             Page
                                                                                             ----
Independent Auditors' Report .................................................................F-2

Balance Sheets................................................................................F-3

Statements of Operations......................................................................F-4

Statements of Changes in Stockholders'Deficiency..............................................F-5

Statements of Cash Flows......................................................................F-6

Notes to Financial Statements.................................................................F-7

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Puradyn Filter Technologies Incorporated
Boynton Beach, Florida

We have audited the accompanying balance sheets of Puradyn Filter Technologies Incorporated as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' deficiency and cash flows the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                 Durland & Company, CPAs, P.A.

Palm Beach, Florida
February 24, 2000 except for the second
paragraph of Note 19, as to which the date is March 6, 2000


                    Puradyn Filter Technologies Incorporated
                                 Balance Sheets
                                  December 31,


                                                                                          1999
                                                                              ----------------------------
                                                                                Proforma       Historical          1998
                                                                                --------       ----------          ----
                                                                               (unaudited)
                           ASSETS
CURRENT ASSETS:
  Cash                                                                        $  3,608,121    $      8,121    $          0
  Accounts receivable, net of allowance for
       doubtful accounts of $8,000 and $35,000                                      78,876          78,876          30,623
  Inventories                                                                      209,531         209,531         342,439
  Prepaid expenses and other current assets                                          4,031           4,031             207
                                                                              ------------    ------------    ------------
     Total current assets                                                        3,900,559         300,559         373,269
                                                                              ------------    ------------    ------------

FIXED ASSETS
  Property and equipment, net                                                      182,347         182,347         289,317
                                                                              ------------    ------------    ------------
     Total fixed assets                                                            182,347         182,347         289,317
                                                                              ------------    ------------    ------------

OTHER ASSETS
  Other assets                                                                       4,102          10,236          16,370
                                                                              ------------    ------------    ------------
     Total other assets                                                              4,102          10,236          16,370
                                                                              ------------    ------------    ------------
                                                                              $  4,087,008    $    493,142    $    678,956
                                                                              ============    ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Cash overdraft                                                              $          0    $          0          77,693
  Accounts payable-trade                                                           179,544         179,544         422,252
  Accounts payable and accrued expenses-related parties                            169,942         194,240          14,360
  Accrued expenses                                                                  97,263          97,263         153,301
  Customer deposits                                                                 60,076          60,076          48,568
  Current portion of capital lease obligations                                      12,537          12,537          20,960
  Note payable to bank                                                                   0         525,000         250,000
  Note payable to shareholder                                                            0         150,000         150,000
  Note payable to former shareholder                                                     0               0         294,756
  Note payable and accrued interest to QIP, a shareholder                                0       3,191,086       2,821,396
                                                                              ------------    ------------    ------------
      Total current liabilities                                                    519,362       4,409,746       4,253,286
                                                                              ------------    ------------    ------------

LONG TERM DEBT
  Capital lease obligations                                                              0               0          12,851
                                                                              ------------    ------------    ------------
    Total long term debt                                                                 0               0          12,851
                                                                              ------------    ------------    ------------
Total liabilities                                                                  519,362       4,409,746       4,266,137
                                                                              ------------    ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred Stock, $.001 par value, 500,000 shares
      authorized; none issued and outstanding                                            0               0               0
Common Stock, $.001 par value, 20,000,000 shares
      authorized; 12,845,6238, (proforma) 5,998,628
      and 5,223,493 issued and outstanding, respectively                            12,846           5,999           5,223
  Additional paid-in capital                                                    14,785,551       8,017,398       7,309,201
  Unearned compensatory options                                                                          0          (2,560)
  Loans receivable, net of allowance for doubtful
       accounts of $10,000 and $38,000                                             (50,931)        (50,931)        (22,931)
  Deficit                                                                      (11,179,820)    (11,889,070)    (10,876,114)
                                                                              ------------    ------------    ------------
     Total stockholders' equity (deficiency)                                     3,567,646      (3,916,604)     (3,587,181)
                                                                              ------------    ------------    ------------
Total Liabilities and Stockholders' Equity (Deficiency)                       $ 4,087,008$    $    493,142    $    678,956
                                                                              ============    ============    ============


    The accompanying notes are an integral part of the financial statements.


                    Puradyn Filter Technologies Incorporated
                            Statements of Operations
                             Year ended December 31,


                                                 1999           1998
                                                 ----           ----
Net sales                                    $   580,480    $   708,028
Cost of sales                                    585,658        579,508
                                             -----------    -----------
Gross Profit                                      (5,178)       128,520
                                             -----------    -----------

Operating expenses:
  Selling                                        337,728      1,059,573
  General and administrative                     509,541        630,502
  Engineering and development                     71,793        152,016
                                             -----------    -----------
      Total operating expenses                   919,062      1,842,091
                                             -----------    -----------

Operating Loss                                  (924,240)    (1,713,571)
                                             -----------    -----------

Other income (expense):
  Interest expense                              (436,392)      (354,281)
  Interest income                                    656          6,763
  Forgiveness of debt                            347,020              0
                                             -----------    -----------
      Total other income (expense)               (88,716)      (347,518)
                                             -----------    -----------

Net Loss                                     $(1,012,956)   $(2,061,089)
                                             ===========    ===========

Net loss per common share                    $      (.19)   $      (.40)
                                             ===========    ===========

Weighted average common shares outstanding     5,300,189      5,213,752
                                             ===========    ===========



     The accompanying notes are an integral part of the financial statements


                    Puradyn Filter Technologies Incorporated
                Statements of Changes in Stockholders' Deficiency



                                        Common Stock        Additional       Unearned                                      Total
                                    -----------------         Paid In      Compensatory      Loans                     Stockholders'
                                    Shares       Amount       Capital         Options      Receivable    Deficit        Deficiency
                                    ------       ------       -------         -------      ----------    -------        ----------
BALANCE, January 1, 1998          5,205,879        $5,206  $  7,297,522  $    (17,320)      $(73,931)       $(8,815   $ (1,603,548)

Year ended December 31, 1998:
----------------------------

Exercise of stock options, net          500             0         1,000             0              0              0          1,000
Issuance of common stock             17,114            17        10,679             0              0              0         10,696
Amortization of unearned
        compensation                      0             0             0        14,760              0              0         14,760
Collection of loan receivable             0             0             0             0         13,000              0         13,000
Provision for loss on loan
         receivable                       0             0             0             0         38,000              0         38,000
Net loss                                  0             0             0             0              0     (2,061,089)    (2,061,089)
                                 ----------   -----------  ------------   -----------   ------------   ------------   ------------
BALANCE, December 31, 1998        5,223,493         5,223     7,309,201        (2,560)       (22,931)   (10,876,114)    (3,587,181)

Year ended December 31, 1999:
-----------------------------

Exercise of stock options           196,994           198       131,194             0              0              0        131,392
Issuance of stock for cash          500,000           500       499,500             0              0              0        500,000
Issuance of stock for services       81,340            81        81,259             0              0              0         81,340
Cancellation of common stock         (3,199)           (3)       (3,756)            0              0              0         (3,759)
Amortization of unearned
    compensation                          0             0             0         2,560              0              0          2,560
Provision for loss on loan
    receivable                            0             0             0             0        (28,000)             0        (28,000)
Net loss                                  0             0             0             0              0     (1,012,956)    (1,012,956)
                                 ----------   -----------  ------------   -----------   ------------   ------------   ------------
BALANCE, December 31, 1999        5,998,628  $      5,999  $  8,017,398  $          0   $    (50,931)  $(11,889,070)  $ (3,916,604)
                                 ==========  ============  ============  ============   ============   ============   ============


     The accompanying notes are an integral part of the financial statements


                    Puradyn Filter Technologies Incorporated
                            Statements of Cash Flows
                             Year ended December 31

                                                                  1999           1998
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(1,012,956)   $(2,061,089)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                                      103,033        104,941
Issuance of stock for services                                      81,340              0
Provision for doubtful accounts                                       (807)       (15,000)
Provision for uncollectible loan receivable                        (28,000)        38,000
Write down of leasehold improvements                                 8,376              0
Issuances of common stock and compensatory options                 130,232         14,760
Forgiveness of debt, former shareholder                           (204,756)             0
Forgiveness of debt, vendors                                      (142,264)             0
Changes in operating assets and liabilities:
      Trade accounts receivable                                    (47,446)        71,521
      Inventories                                                  132,908        187,001
      Prepaid expenses and other current assets                     (3,824)       112,270
      Other assets                                                       0            769
      Accounts payable-trade                                      (100,445)       233,553
      Accounts payable and accrued expenses -related parties       179,880         14,360
      Accrued expenses                                             (56,038)       (22,558)
      Accrued interest payable - QIP                               369,690        313,396
      Customer deposits                                             11,508        (66,272)
                                                               -----------    -----------
Net cash used by operating activities                             (579,569)    (1,074,348)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                       0        (31,360)
Sale of equipment                                                    1,696              0
                                                               -----------    -----------
Net cash used by investing activities                                1,696        (31,360)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock                            500,000         11,698
Collection of loans receivable                                           0         13,000
Payment on notes payable and capital lease obligations             (21,274)       (46,056)
Proceeds from note payable to QIP                                        0        500,000
Proceeds from note payable to bank                                 275,000        250,000
Proceeds from note payable to shareholder                                0        150,000
Payment of note payable to former shareholder                      (90,000)      (103,501)
Increase (decrease) in cash overdraft                              (77,693)        77,693
Other                                                                  (39)             0
                                                               -----------    -----------
Net cash provided by financing activities                          585,994        852,834
                                                               -----------    -----------
Increase (decrease) in cash                                          8,121       (252,874)

CASH, beginning of year                                                  0        252,874
                                                               -----------    -----------

CASH, end of year                                              $     8,121    $         0
                                                               ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                         $    38,398    $    14,486
                                                               ===========    ===========


     The accompanying notes are an integral part of the financial statements

                    Puradyn Filter Technologies Incorporated
                              Notes to Financial Statements
                           December 31, 1998 and 1999

1.   The Company and Summary of Significant Accounting Policies
The Company Puradyn Filter Technologies Incorporated (formerly known as T/F Purifiner, Inc.) ("Puradyn" or the "Company"), a Delaware corporation, is engaged in the manufacturing, distribution and sale of oil refining systems under the trademarks Purifiner(R) and Puradyn(TM). The Company holds the exclusive worldwide manufacturing and marketing rights for the Purifiner products pursuant to licenses for two patents (see Note 10) and through direct ownership of various patents.

(a) Use of estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liablilities and disclosure of contingent assets and liablilities at the date of the financial statements, and those reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Revenue recognition Sales are recognized upon shipment. Cash received by the Company prior to shipment is recorded as a customer deposit. Sales are made to certain customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements. Management believes, based on past experience and future expectations, that such limited return rights and warranties will not have a material adverse effect on the Company's financial statements.

(c) Inventories Inventories are stated at the lower of cost (first-in, first-out method) or market.

(d) Property and equipment Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, including assets held under capital leases. Leasehold improvements are amortized over the shorter of the useful lives of the improvement or the term of the related lease. The estimated useful lives of property and equipment is 5 years. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

(e) Patents and trademarks Patents and trademarks have been written down to $1 each, due to impairment of the respective amounts based on anticipated cash flows. Accordingly, expenditures for patents and trademarks are expensed as incurred. Patent and trademark expenses in 1999 and 1998 were $200 and $28,300, respectively.
                                       F-7

(f) Advertising costs Advertising costs are generally charged to operations in the year incurred. During the years ended December 31, 1999 and 1998, these costs totaled $11,200 and $159,400, respectively, and are presented in selling expenses. The 1998 amount includes $70,000 in expenses related to the pending litigation discussed in Note 12.

(g) Engineering and development Engineering and development costs are expensed as incurred.

(h) Impairment Management reviews long lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows estimated to be generated by those assets to the asset's carrying amount.

(i) Stock based compensation The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123). The Company has elected to continue to apply APB No. 25 in accounting for its employee stock option plan and to disclose in footnotes the proforma effects on net income (loss) as if the fair value of the options has been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount the employee must pay to acquire the stock. (See Note 14)

(j) Credit risk The Company minimizes the concentration of credit risk associated with cash and cash equivalents by maintaining its cash and cash equivalents with a high quality federally insured financial institution. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover potential credit losses. (See
Note 17)

(k) Fair value of financial instruments The following methods and assumptions were used in estimating the indicated fair values of financial instruments:

Cash and cash equivalents: The carrying amount approximates the fair value due to the short maturity of these instruments.

Short term debt: The carrying amount approximates fair value due to the short term maturity of these instruments.

Long term debt: The fair value of the Company's borrowings approximates the carrying value based on current rates offered to the Company for similar debt.

(l) Basic and diluted loss per share The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires a dual presentation of basic and diluted earnings per share. However, because of losses from operations, the effect of stock options, warrants and convertible debt (in 1999) is anti-dilutive.


2.   Inventories  At December 31, inventories consist of the following:

                                                                       1999                1998
                                                                       ----                ----
                  Raw materials                                     $ 192,064           $ 298,008
                  Finished goods                                       15,576              43,431
                                                                   ----------           ---------
                                                                    $ 207,640           $ 341,439
                                                                   ==========           =========

3. Property and Equipment At December 31, property and equipment at cost consists of the following:

                                                                       1999                1998
                                                                       ----                ----
                  Machinery and equipment                          $  504,862           $ 509,102
                  Furniture and fixtures                               47,193              47,193
                  Leasehold improvements                                    0              45,698
                                                                  -----------           ---------
                                                                      552,055             601,993
                  Less accumulated depreciation
                      and amortization                              (369,708)             312,676
                                                                  -----------           ---------
                                                                   $  182,347            $289,317
                                                                  ===========           =========

At December 31, 1999, machinery and equipment includes approximately $103,000 of equipment held under capital leases with related accumulated amortization of approximately $68,000.

4. Leases Beginning April 1, 1999, the Company's manufacturing, warehouse and office facilities are leased under on a month-to-month basis for $10,000 per month. Total rent expense was approximately $107,000 and $86,000 for 1999 and 1998, respectively.

The Company also has entered into several obligations for certain office and manufacturing equipment which have been accounted for as capital leases. At December 31, future minimum commitments under these noncancelable capital leases are as follows:

                                                                          1999              1998
                                                                          ----              ----
                  Total minimum lease payments                          $ 13,221         $ 33,811
                  Less amount representing interest at
                       approximately 16%                                   (684)           (5,630)
                                                                       ---------        ---------
                  Present value of minimum lease payments               $ 12,537         $ 28,181
                                                                       =========        =========


5. Accounts Payable Forgiveness During the year, the Company settled certain accounts payable with unrelated parties totaling $142,264 which was credited to forgiveness of debt in the accompanying financial statements.

6. Note Payable to Shareholder On May 21, 1998 and on June 24, 1998, Richard C. Ford, Chairman of the Board of Directors and a major shareholder of the Company, loaned the Company $110,000 and $40,000, respectively. For each loan, the Company issued notes payable due one year from the date of issuance, at 12% interest, and secured by accounts receivable and inventories. The principal and interest accrued to December 31, 1999 totaling $24,300 has not been paid. On January 24, 2000, Mr. Ford converted these loans into 150,000 shares of common stock and the related interest accrued to December 31, 1999 totaling $24,300 was forgiven by Mr. Ford. This transaction is reflected in the December 31, 1999 Proforma Balance Sheet (see Note 19).

7. Note Payable to Bank On August 21, 1998, the Company borrowed $250,000 from its bank under a revolving note payable due one year from the date of issuance, with interest at 8.75%, payable monthly. The note was secured by substantially all assets of the Company.

On January 21,1999, the Company converted its loan to a $350,000 revolving line of credit, due on demand, with interest at the bank's prime rate (7.75% at inception). The revolving line of credit is secured by certificates of deposit in the name of Richard C. Ford and held by the bank. On January 21, 1999, the Company borrowed an additional $100,000 under the new revolving line of credit. Both the initial loan and the revolving line of credit were personally guaranteed by Richard C. Ford.

On March 25, 1999, the Company increased the line of credit from $350,000 to $525,000. The additional $175,000 was drawn down during March 1999. At December 31, 1999, the total balance owed on the line of credit is secured by certificates of deposit in the name of Richard C. Ford and held at the bank.

On January 24, 2000, Mr. Ford and his daughter, Traci Ford, personally repaid the bank and simultaneously converted the loan into 525,000 shares of the Company's common stock. This transaction is reflected in the December 31, 1999 Proforma Balance Sheet (see Note 19).

8. Note Payable to Former Shareholder In 1996, the Company entered into an Agreement (the "Agreement") with the beneficiaries of the estate of a former 50% owner of the Company ("the Estate") in partial settlement of the issues underwhich the Company agreed to repay the Estate's loans of $502,026 based on a formula related to the amount of equity financings by the Company. The Estate agreed not to commence any action for loan repayment as long as the Company is in compliance with the Agreement. Based upon equity raised through December 31, 1998, future repayments due on January 31 each year are: 1999 $104,328; 2000 $104,328; and 2001 $86,100. However, the Company did not make the required payment on January 31, 1999 and the Estate has issued a letter to the Company to declare the Agreement in default and to demand immediate payment of the entire remaining balance. Consequently, the entire remaining balance was classified as current as of December 31, 1998.

On December 28, 1999, the Company paid the Estate $90,000 and obtained the forgiveness of the remaining $204,756 which was credited to forgiveness of debt in the accompanying financial statements.

9. Notes Payable to QIP, a Shareholder On January 26, 1998, the Company and Quantum Industrial Partners LDC ("QIP") entered into a Note Exchange Agreement whereby a $2,000,000 promissory note issued June 19, 1997 to QIP was exchanged for a $2,000,000 12% Senior Subordinated Convertible Note ("Note") due 2003. Interest is payable quarterly commencing April 1, 1998, provided, however, that at the option of the Company, unpaid interest may be added to the principal balance of the Note in lieu of a cash payment, which the Company has elected to do each quarter through December 31, 1999. Such unpaid interest bears interest at 15% per annum and is payable on demand. Total accrued interest at December 31, 1999 was $691,086. The Note is senior to all indebtedness of the Company except bank or financial institution debt. The Notes could be redeemable at the option of QIP on or after the earlier of January 1, 2001, or the date on which the Company raises cash proceeds aggregating $10 million from the sale of debt or equity securities or assets, based upon a conversion price of $2.75 per share. As long as the Note is outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its common stock, retire its existing indebtedness other than existing required periodic payments, or enter into transactions with any affiliate.

In addition, on January 26, 1998, the Company and QIP entered into a Note Purchase Agreement whereby the Company issued QIP a 12% Senior Subordinated Convertible Note in the aggregate principal amount of $500,000. The terms and conditions of this $500,000 note are identical to the $2,000,000 Note described above.

On January 24, 2000, QIP converted the principal balance of the Notes totaling $2,500,000 into 2,500,000 shares of the Company's common stock, and agreed to forgive the payment of the accrued interest. This transaction is reflected in the December 31, 1999 Proforma Balance Sheet (see Note 19).

In connection with the $2,000,000 promissory note originally issued to QIP on June 19, 1997, the Company issued a Common Stock Purchase Warrant to QIP for the purchase of 500,000 shares of the Company's Common Stock, exercisable at $2.75 per share and expiring on December 31, 2000. QIP agreed to surrender these warrants in connection with the conversion of its Notes to stock and the waiver of accrued interest discussed above.

10. Royalties In connection with the Company being granted worldwide manufacturing and marketing rights for certain of the Purifiner products, a royalty agreement was entered into over a term which mirrors the life of the related patents or any improvements thereto. Pursuant to this royalty agreement, the owner of the patents will receive 5% of the net unit sale price and of all covered Purifiner products, as defined. Additionally, 1% of the net sales price of replacement oil filter elements will be paid as a royalty for the use of the Purifiner U.S. trademark.

In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties. As a result of this agreement, the patent owner is entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000.

In February 1997, the patent owner filed an action against the Company for non payment of approximately $21,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief an was entitled to approximately $20,000 in past royalties.

In June, 1999, the Company settled the action filed against the Company by the patent owner for non payment of royalties by paying approximately $21,000. Royalty expense for 1999 and 1998 was approximately $2,100 and $21,000, respectively.

11. Income Taxes In accordance with Statement of Financial Accounting Standards
(SFAS) No. 109, deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. At December 31, 1999, the Company has a net operating loss carry-forwards of approximately $1,400,000, $4,300,000, $2,100,000 and
$1,000,000 for Federal income tax purposes expiring in 2016, 2017, 2018 and 2019, respectively. Due to the Company's net losses, no provision was made for income taxes in 1999.

The significant components of the net deferred tax asset as of December 31, 1999 are as follows:

                  Net operating losses                               $ 3,300,000
                  Excess tax basis of manufacturing
                    rights acquired from related party                    60,000
                  Compensatory options and warrants                      240,000
                  Intangible assets                                      110,000
                  Other                                                   25,000
                                                                     -----------
                                                                       3,735,000
                  Valuation allowance                                 (3,735,000)
                                                                     -----------
                  Net deferred tax asset                             $         0
                                                                     ===========

The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in valuation allowance.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its net operating loss carryforward pursuant to Section 382 of the Internal Revenue Code.

The impact on income taxes due to subsequent events discussed in Note 19 would create the utilization of approximately $700,000 of prior losses and tax asset recognition to offset liability of approximately $260,000.

12. Contingencies TF Systems, Inc. ("Systems"), a related party (previously under common ownership with the Company), formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company in 1995. In June, 1997, the former law firm of Systems filed a complaint against the Company, Systems, Richard C. Ford, individually and an inactive company controlled by Richard C.

Ford, demanding payment of approximately $313,000 of legal fees and cost, plus interest and attorney fees, related primarily to obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems was awaiting a judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible legal fee claims aggregating approximately $75,000. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn did not assume these obligations as part of its purchase of Systems in 1995 and management believes such amounts are not the responsibility of the Company. However, Systems is an inactive company whose only asset is the claim that was reversed on appeal and maybe retried by Systems. Accordingly, the ability to collect such funds from Systems is uncertain. The ultimate outcome of this litigation and other unasserted claims against the Company cannot be determined at this time. However, based upon the opinion of the Company's counsel, a favorable outcome is likely. No liability has been recorded for these claims in the accompanying balance sheet.

During 1998, in the ordinary course of business, the Company was named in an action concerning a balance due to a vendor. In December 1999, the case was settled for $57,500.

13. Common Stock During 1999, 500,000 shares were issued for cash and 81,340 shares were issued for services, based upon a $1.00 market value. In addition, during 1999, 196,994 options were exercised. Of the options exercised, 42,650 were paid by 3,199 shares creating, in effect, a cashless transaction.

Common stock reserved for possible future issuance as of December 31, 1999 is as follows:

                  Conversion of QIP notes (Note 9)                  1,160,395
                  Stock Options (Note 14)                           3,014,581
                  Warrants (Notes 9 and 15)                           600,000
                                                                   ----------
                                                                    4,774,976
                                                                   ==========

14. Stock Options The Company has two stock option plans, one adopted in 1996 and amended in July, 1997 (the "1996 Option Plan"), and one adopted in September 1999 (the "1999 Option Plan"). The 1996 Option Plan provides for the granting of up to 2,200,000 options and the 1999 Option Plan provides for the granting of up to 2,000,000 options. Each plan provides for the granting of both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, based upon the determination of the Board of Directors. Each plan limits the exercise price of the options to be no less than fair value of the common stock on the date of grant for incentive stock options and the option term may not exceed five or ten years. Generally, under both plans, options to employees vest over four years at 25% per annum, except for certain grants to employees which vested 50% upon grant with remaining amounts over two years at 25% per annum.

At December 31, 1999 and 1998, 1,753,331 and 1,634,355 shares of common stock have been reserved for issuance under the 1996 Option Plan, respectively. Additional information concerning the activity in the 1996 Option Plan is as follows:



                                                                       Number of          Weighted Average
                                                                        Shares             Exercise Price
                                                                        ------             --------------
         Options outstanding, January 1, 1998                          1,669,820              $3.93
              Granted                                                    932,685                .47
              Exercised                                                    (500)               2.00
              Canceled                                                 (967,650)               3.80
                                                                       ---------
         Options outstanding at December 31, 1998                      1,634,355               2.03
              Granted                                                    799,720                .40
              Exercised                                                (196,994)                .05
              Canceled                                                 (483,750)               2.90
                                                                       ---------
         Options outstanding at December 31, 1999                      1,753,331               1.23
                                                                       =========

         Options exercisable at December 31:
                   1998                                                  970,320              $2.68
                   1999                                                1,261,707               1.42

         Options available for grant at December 31:
                   1998                                                  322,670
                   1999                                                    6,700


Summarized information with respect to 1996 Option Plan options outstanding at December 31, 1999 is as follows:

                                        Options Outstanding                    Options Exercisable
                  ------------------------------------------------     -------------------------------
                                 Weighted Average      Weighted                            Weighted
                                     Remaining          Average                            Average
Range of            Number          Contractual        Exercise            Number          Exercise
Exercise Price    Outstanding     Life (in Years)        Price          Exercisable          Price
--------------    -----------   -----------------    -------------     --------------    -------------
         $.00 (a)    147,576           9.56             $      .00           147,576         $    .00
    .21 - .94      1,249,835           8.87                    .49           771,211              .45
  2.00 - 2.75        229,670           6.72                   2.05           229.670             2.05
  4.50 -10.00        126,250           7.38                   8.56           113,250             8.58
                  ----------                                            ------------
                   1,753,331                                               1,261,707
                  ==========                                            ============

      (a) During 1999, stock options were granted at a zero exercise price in lieu of cash compensation. The company recorded compensation expense for the aggregate amount of the market value on the dates of grant.

With respect to the 1999 Option Plan, at December 31, 1999 and for the year ended on that date, 1,241,250 options had been granted and were outstanding at $1.00 per share, none were canceled or exercised, and 356,250 options were available for grant. At December 31, 1999, 1,241,250 shares of common stock have been reserved for issuance under the 1999 Option Plan. Furthermore, at December 31, 1999, outstanding options had a weighted average remaining contractual life of 9.92-years and had a weighted average exercise price of $1.00. The 356,250 options exercisable had a weighted average exercise price of $1.00.

The effect of applying SFAS No. 123 on 1998 and 1999 proforma net loss and recognizing compensation expense for consultants and the former Board of Advisors as stated below are not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's 1996 Option Plan and 1999 Option Plan grants to employees and directors been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1999 and 1998 would have been approximately $1,460,000 or $.25 per basic and diluted share and $2,142,000 or $.41 per basic and diluted share, respectively. The fair value of the options granted to employees during 1999 are estimated as $.45 per share ($.39 per share in 1998), on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0% in 1998 and 1999, volatility of 213% in 1999 and 161% in 1998, risk-free interest rate of 5.5% in 1999 and 1998 and expected life of 4 years in 1999 and 4 years in 1998.

Options granted to a consultant to purchase 20,000 shares of Common Stock at $9.00 per share are outstanding at December 31, 1999, which are not under either the 1996 Option Plan or the 1999 Option Plan. These options are all exercisable and have a remaining contractual life of 3 months.

15. Warrants Warrants to purchase 10,000 shares of Common Stock at $10.00 per share which were granted in 1997 to various consultants and were outstanding at December 31, expired on January 27, 1999. Also, 325,000 warrants to purchase Common Stock at $2.00 per shares which were issued in connection with a private placement and were outstanding at December 31, 1998 expired on December 31, 1999. Warrants to purchase 500,000 shares of Common Stock at $2.75 per share which were issued to QIP, were surrendered in connection with the conversion of QIP's notes payable to the Company's Common Stock as discussed in Note 19.

On December 21, 1999, the Company issued warrants to purchase 100,000 shares of the Company's Common Stock at $1.00 per share. The Company has reserved an aggregate of 100,000 shares of Common Stock for shares issuable in connection with these warrants.

16. Joint Venture Effective January 1, 1996, the Company entered into a joint venture agreement whereby such venturer, TF Purifiner Ltd. ("Ltd"), will sell and distribute the Company's product in Europe, the Middle East and certain African countries. The Company has an approximate 45% interest in Ltd's operations (50% voting interest) and is accounting for Ltd using the equity method. The Company is not required to fund Ltd, and Ltd was initially capitalized with approximately $88,000 provided by one of its shareholders. The Company is negotiating with Ltd's other 45% shareholder (Centrax Ltd.) relating to the ownership/licensing of various pending patents filed by Centrax, as well as other matters, including the possible discontinuation of the joint venture with Centrax. The ultimate outcome of these negotiations cannot be determined at this time. In 1999, the Company had sales of approximately $300 to Ltd, at negotiated prices.

At December 31, and for the year then ended, summarized financial information of Ltd is as follows:

                                                                        1999
                                                                        ----
         Total assets                                                 $212,000
         Total liabilities (1)                                       1,143,000
         Capital deficiency                                           (931,000)

         Total revenues                                                127,000
         Gross profit                                                   66,000
         Net loss                                                     (372,000)

      (1) Includes approximately $1,020,000 at December 31, 1999 of loans due to one of Ltd's foreign shareholders, collateralized by substantially all the tangible assets of Ltd.

17. Major Customers and Export Sales The Company currently operates in a single business segment and its products are oil refining systems, substantially all of which are sold to distributors and end users for use on transportation vehicles. This could unfavorably affect the Company's overall exposure to credit risk in as much as these customers could be affected by similar economic or other conditions.

During 1999, 11 customers accounted for approximately 50% of the Company's net sales, and one customer accounted for approximately 9% of the Company's net sales. In 1999, export sales aggregated approximately $66,000 in geographic regions as follows: $60,000 in Latin America, and $6,000 in Asia/Pacific. During 1998, 18 customers accounted for approximately 50% of the Company's net sales, and one customer accounted for approximately 9% of the Company's net sales. In 1998, export sales aggregated approximately $109,000 in geographic regions as follows: $81,000 in South America, $14,000 in Europe, and $14,000 in Asia/Pacific. The loss of business from one or a combination of the Company's significant customers could adversely effect its operations.

18. Related Party Transaction During 1998, the Company borrowed an aggregate of $150,000 from Richard C. Ford, Chairman of the Board of Directors and major shareholder of the Company as discussed in Note 6. In addition, Mr. Ford personally guaranteed the Company's indebtedness to its bank as discussed in
Note 7. On January 24, 2000, Mr. Ford received 150,000 shares of the Company's Common Stock as repayment of the $150,000 notes payable and Mr. Ford and Traci Ford, his daughter, received 525,000 shares of the Company's Common Stock as repayment for repaying on behalf of the company the $525,000 debt to the bank.

During 1999, Mr. Ford paid certain vendors and incurred certain expenses on behalf of the company totaling approximately $70,000, and made advances to the company totaling $97,000 for which he was not reimbursed as of December 31, 1999. These amounts together with $24,300 of unpaid accrued interest payable to Mr. Ford and approximately $3,000 owed to TF Purifiner Ltd., the Company's joint venture company (see Note 16) are classified separately in the accompanying balance sheet as accounts payable and accrued expenses -related parties.

As of December 31, 1999, the Company owed TF Purifiner Ltd., its joint venture (see Note 16), $3,200 for trade products.

19. Subsequent Events On January 24, 2000 Richard C. Ford converted $150,000 of Notes Payable to 150,000 shares of the Company's common stock and forgave repayment of accrued interest totaling approximately $24,000 (see Note 6). Also on January 24, 2000, Mr. Ford and his daughter, Traci Ford, personally repaid the Company's Notes Payable to its bank totaling $525,000 and simultaneously converted the loan into 525,000 shares of the Company's common stock (see Note
7). In addition, on January 24, 2000, QIP converted Notes Payable totaling $2,500,000 into 2,500,000 shares of the Company's common stock and forgave the repayment of approximately $691,000 (as of December 31, 1999) of accrued and unpaid interest (see Note 9). QIP on that date also surrendered without consideration warrants to purchase 500,000 shares of the Company's Common Stock (see Note 15).

On March 6, 2000, the Company completed the private offering of 4,172,000 shares of its Common Stock for $1.00 per share. Net proceeds were approximately $4,100,000. Of this total number of shares, 500,000 shares were sold prior to December 31, 1999.

The accompanying Proforma Balance Sheet reflects the effects of the transactions described above assuming that those transactions had occurred on December 31,1999, which are summarized as follows:

         Assets:
         Cash                                                 $ 3,600,000
         Writeoff of deferred loan costs                           (6,134)

         Liabilities:
         Reduction of note payable to bank                    $  (525,000)
         Forgiveness of accrued interest                          (24,298)
         Reduction of note payable to shareholder                (150,000)
         Reduction of note payable to QIP                      (2,500,000)
         Forgiveness of accrued interest                         (691,086)

         Stockholders' Equity
         Common stock                                               6,847
         Additional paid in capital                             6,768,153
         Deficit                                                  709,250

                                    PART III



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

Directors and Executive Officers
--------------------------------

         Name                       Age              Position
         ----                       ---              --------
Joseph V. Vittoria                  64               Chairman of the Board of Directors
Richard C. Ford                     56               Chief Executive Officer and Director
Alan J. Sandler                     62               Vice President, Secretary, Chief Financial
                                                       Officer, and Director

JOSEPH V. VITTORIA was appointed to the Board of Directors and appointed as Chairman on February 8, 2000. Mr. Vittoria is presently Chairman and Chief Executive Officer of Travel Services International, Inc. where he has served since 1998. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc. and was President and Chief Operating Officer of Avis, Inc. from 1982 to 1987. Mr.Vittoria also serves on the Boards of Directors of Sirius Satellite Radio, Inc., Carey International, Inc., ResortQuest International, Inc. and Membertek International, Inc.

RICHARD C. FORD has been a Director of the Company since its inception in 1988. He served as President of the Company from its inception in 1988 until April 1997 and as Chief Executive Officer and Treasurer until June 1997. He also served as Secretary of the Company from its inception until August 1996. Mr. Ford returned to the Company in April 1998 and in January 1999, Mr. Ford was elected Chairman of the Board of Directors and appointed Chief Executive Officer. Mr. Ford was also a Director of TF Purifiner Ltd. through July 17, 1997 at which time he resigned, and was re-appointed as a Director in 1999.

ALAN J. SANDLER joined the Company in June, 1998 as President, Chief Operating Officer, Secretary, Chief Financial Officer, and Director. In January 2000, he became Vice President and resigned from the positions of President, Chief Operating Officer, Secretary and Chief Financial Officer. From 1995 until 1997 Mr. Sandler served as President and Chief Executive Officer to Hood Depot, Inc., a national restaurant supply manufacturer/distributor. From 1979 to 1995 he was President and Chief Executive Officer of Sandler & Sons Dental Supply Company, a regional dental supply and equipment distributor. Previous to this position he was a Vice President of Gardner Advertising Company, an advertising agency. Mr. Sandler was appointed as a Director of TF Purifiner Ltd. in 1999.

ITEM 10.    EXECUTIVE COMPENSATION
            ----------------------


Cash Compensation
-----------------

         The following table shows, for the three year period ended December 31, 1999, the cash and other compensation paid by the Company to its former Presidents and Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.



                                     Summary Compensation Table

Name and                                            Other Annual      Number of   LTIP        All Other
Principal Position     Year    Salary(1)   Bonus   Compensation(2)     Options   Payouts   Compensation(3)
------------------     ----    ---------   -----   ---------------     -------   -------   ---------------
Richard C. Ford (4)    1999    $145,608   $1,000          1,171      1,064,510       -      $   9,000
CEO and Director       1998    $ 79,000        -          1,800        300,000       -         16,000
                       1997      85,800        -            700              -       -         48,899

(1) Salary in 1999 includes stock options granted at a nominal exercise price in lieu of cash compensation for Richard C. Ford (114,519 options having a value of $50,008). Mr. Ford elected to defer payment of $53,000 included in his 1998 salary.

(2) This amount represents payments made by the Company for health insurance premiums.

(3) This amount represents payments made to Mr. Ford for consulting services in 1997 and 1998, and a car allowance in 1997 and in 1999.

(4) Mr. Ford served as Secretary of the Company until August 1996. Mr. Ford served as President of the Company until April 1, 1997 and served as Chief Executive Officer, Treasurer and Chief Financial Officer until June 19, 1997. Mr. Ford left the employment of the Company on July 17, 1997 and provided consulting services under an agreement with the Company until April 1, 1998 when he rejoined the Company. In February, 2000, Mr. Ford resigned as Chairman of the Board of Directors, but remained as a Director. (See Item 12, Certain Relationships and Related Transactions).


Option Grants in Last Fiscal Year
---------------------------------

         The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended December 31, 1999 to each person named in the Summary Compensation Table.



                           Number of        % of total
                           Securities       Options
                           Underlying       Granted to       Exercise or
                           Options          Employees in     Base Price       Market Price     Expiration
Name                       Granted (#)      Fiscal year      ($ / Share)      ($ / Share)         Date
----                       -----------      -----------      -----------      -----------         ----
Richard C. Ford             114,510                             $.00          $.31-.51(1)     Jun-Sep 2009
                            100,000                              .21              .21         Jan 2009
                            100,000                              .56              .56         Apr 2009
                            175,000                              .94              .94         Apr 2009
                             50,000                             1.00             1.00         Aug 2006
                            225,000                             1.00             1.00         Aug-Dec 2006
                            300,000          52.1%(2)           1.00             1.00         Dec 2009

(1) Richard C. Ford received 114,510 options, having an aggregate market value of $50,008, in lieu of cash compensation during the period from June 18 to September 24, 1999.

(2) The aggregate number of options granted to Richard C. Ford during 1999 (1,064,510 options) were 52.1% of total options granted to all employees.

Incentive and Nonqualified Stock Option Plan
--------------------------------------------

        The Board of Directors adopted the Company's 1999 Stock Option Plan (the "1999 Plan") on September 15, 1999. The total number of shares authorized under the 1999 Plan was 2,000,000. The Board of Directors and a majority of the Company's stockholders adopted the Company's 1996 Stock Option Plan (the "1996 Plan") on July 31, 1996 and the approval was ratified at the Company's Annual Meeting held on August 28, 1996. The number of shares authorized under the 1996 Plan was increased by the Board of Directors from 1,625,000 to 2,200,000 in July 1997, which increase was subject to stockholder approval.

         The 1999 and 1996 Plans will work to increase proprietary interest in the Company of the employees, Board of Advisors, consultants, and non-employee Directors and to align more closely their interests with the interests of the Company's stockholders. The Plan will also maintain the Company's ability to attract and retain the services of experienced and highly qualified employees and non-employee directors.

        Under the 1999 Plan and 1996 Plan, the Company had reserved an aggregate of 2,000,000 and 2,200,000 shares, respectively, of Common Stock for issuance pursuant to options granted under the Plans ("Plan Options"). The Board of Directors or a Committee of the Board of Directors (the "Committee") of the Company will administer the Plans including, without limitation, the selection of the persons who will be granted Plan Options under the Plans, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

         Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify ("Non-Qualified Options") . In addition, the Plans also allow for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of Common Stock owned by the eligible person and receive a new Plan Option to purchase shares of Common Stock equal in number to the tendered shares. Any Incentive Option granted under the Plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock, no more than five years after the date of the grant.

         The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee and cannot be less than the par value of the Company's Common Stock.

         The per share purchase price of shares subject to Plan Options granted under the Plans may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.

         Officers, directors, key employees and consultants of the Company and its subsidiaries (if applicable in the future) will be eligible to receive Non-Qualified Options under the Plans. Only officers, directors and employees of the Company who are employed by the Company or by any subsidiary thereof are eligible to receive Incentive Options.

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

        The Board of Directors or the Committee may amend, suspend or terminate the Plans at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plans or changes the minimum purchase price therefor (except in either case in the event of adjustments due to changes in the Company's capitalization) , (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan. Unless the Plans shall theretofore have been suspended or terminated by the Board of Directors, the 1996 Plan shall terminate on July 31, 2006 and the 1999 Plan shall terminate on September 15, 2009. Any such termination of the Plans shall not affect the validity of any Plan Options previously granted thereunder.

        As of December 31, 1999, incentive stock options to purchase 241,907 shares of Common Stock were outstanding and non-qualified options to purchase 1,511,424 shares of Common Stock were outstanding under the 1996 Plan, and incentive stock options to purchase 1,021,250 shares of Common Stock were outstanding and non-qualified options to purchase 220,000 shares of Common Stock were outstanding under the 1999 Plan.

Options Granted to Officers and Directors
-----------------------------------------

        On January 7, 1999 Richard C. Ford was granted 100,000 non-qualified options at $.21 per share which were immediately vested and exercisable. On April 1, 1999, Mr. Ford was granted 175,000 non-qualified options at $.94 per share of which 100,000 were immediately vested and exercisable and 75,000 vest on April 1, 2000. On April 14, 1999 Mr. Ford was granted 100,000 non-qualified options at $.56 per share which vest on April 14, 2001. From June 18, 1999 to September 24, 1999 Mr. Ford was granted 114,510 non-qualified options at a nominal price compared to market prices of from $.31 to .51 per share in lieu of cash compensation. All vested and were exercisable immediately. On December 20, 1999, Mr. Ford was granted 275,000 qualified options which were immediately vested and exercisable.

        On July 8, 1998, Richard C. Ford was granted 300,000 stock options to purchase shares of the Company's Common Stock at $.38 per share. Of these options, 50% vest on July 8, 1998 and 50% July 7, 1999.

        On August 2, 1996, the Company granted Richard C. Ford incentive Plan Options to purchase an aggregate of 50,000 shares of Common Stock at $2.20 per share through August 2, 2001, of which 25,000 vested on August 2, 1996, 12,500 vested on August 2, 1997, and 12,500 vested on August 2, 1998. Mr. Ford surrendered these options for cancellation in 1999. On August 2, 1996, the Company granted Richard C. Ford non-qualified options to purchase an aggregate of 200,000 shares of Common Stock at $2.00 per Share through August 2, 2006, of which 100,000 vested on August 2, 1996, 50,000 vested on August 2, 1997, and 50,000 vest on August 2, 1998. Mr. Ford also surrendered these 200,000 options for cancellation in 1999.

Option Exercises and Holdings
-----------------------------

         The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended December 31, 1999 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1999 fiscal year.



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                 Securities Underlying     Value of  Unexercised
                                     Number of                        Unexercised                in-the-Money
                                  Shares Acquired                     Options/SARS               Options/SARs
                                    On Exercise       Value           at FY-End (#)              at FY-End ($)
                                     Realized       Exercsiable/       Exercisable/              Exercissable/
                                        (#)            ($)            Unexercisable            Unexercisable (1)
------------------------------------------------------------------------------------------------------------------
Richard C. Ford                          -                -          889,510 / 475,000        $501,146 / $98,500
Chief Executive Officer and
Director

(1) In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $1.13, the closing price reported on December 31, 1999.



                                 LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

                                     Number         Performance           Estimated Future Payouts Under
                                   of Shares,        or Other               Non-Stock Price-Based Plans
                                    Units or       Period Until          --------------------------------
                                  Other Rights      Maturation           Threshold      Target    Maximum
             Name                     (#)            or Payout           ($ or #)      ($ or #)   ($ or #)
----------------------------------------------------------------------------------------------------------
Richard C. Ford                        -                -                    -            -          -
Chief Executive Officer and
Director



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth certain information regarding the Company' s Common Stock beneficially owned on March 20, 2000 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. At March 20, 2000, there were 12,870,469 shares of Common Stock outstanding. The address of each of the persons set forth below is 3020 High Ridge Road, Suite 100, Boynton Beach, Florida 33426, except as otherwise noted.



                                                         No. of Shares              Percent of
Name and Address or                                    of Common Stock              Beneficial
Identity of Group                                     Beneficially Owned            Ownership
-----------------                                     ------------------            ---------
Quantum Industrial Partners LDC ("QIP") (1)                 4,570,000                 31.3%
Richard C. Ford (2)                                         2,301,843                 17.9%
Joseph V. Vittoria (3)                                      1,000,000                  7.8%
Alan J. Sandler (4)                                           191,538                  1.5%
All Executive Officers
and Directors as a group (3 persons)                        3,493,381                 27.1%

(1) Address is c/o Curacao Corporation Company, N.V., Kaya Flamboyan, Willenstad Curacao, Netherlands, Antilles.

(2) Mr. Ford serves as Chief Executive Officer and as a Director. Includes 136,875 shares owned by Catherine Ford, Mr. Ford's wife, of which Mr. Ford disclaims beneficial ownership. Also includes options to purchase
         (i) 300,000 shares of Common Stock at $.38 per share through July 7, 2000, options to purchase 100,000 shares at $.21 per share through January 7, 2009, options to purchase 175,000 shares at $.94 per share through April 1, 2009, options to purchase 114,510 shares at zero per share through September 24, 2009 (given in lieu of compensation), options to purchase 50,000 shares at $1.00 per share through August 2, 2001, 200,000 shares at 1.00 per share through August 2, 2006, and options to purchase 25,000 shares at $1.00 per share through December 3, 2006; and (ii) options issued to Mrs. Catherine Ford to purchase 9,375 shares of Common Stock at $2.20 through August 2, 2001, options issued to Mrs. Catherine Ford to purchase 62,500 shares of Common Stock at $1.00 through January 16, 2007, 18,750 shares of Common Stock at $1.00 per share through December 3, 2006, options to purchase 75,000 shares of Common Stock at $.75 per shares through April 12, 2009, and options to purchase 21,000 shares at zero per share through September 24, 2009 (given in lieu of compensation), for which Mr. Ford disclaims beneficial ownership. Also includes 40,000 shares held in custody by Mr. Ford for his grandchildren, and 14,000 shares held in custody by Mrs. Ford for her children for which Mr. Ford disclaims beneficial ownership. This number does not include options held by Mr. Ford to purchase 300,000 shares nor options held by Mrs. Ford to purchase 25,000 shares which have not vested at this date.

(3)      Mr. Vittoria serves as Chairman of the Board of Directors.

(4) Mr. Sandler serves as Vice President, Chief Financial Officer, Secretary and Director. Includes options to purchase 130,000 shares of Common Stock at $.38 per share and options to purchase 12,066 shares at zero per share (given in lieu of compensation), but does not include 130,000 options which have not vested at this date.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1999, all Section 16
(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed and filed on a timely basis, except that reports for Mr. Joseph V. Vittoria, Chairman of the Board of Directors, Richard C. Ford, Chief Executive Officer and a Director, and Alan J. Sandler, Vice President and a Director, were not filed on a timely basis.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           -----------------------------------------------

         Loans and Issuances of Securities to Taylor/Ford. In September 1996, the Company entered into an Agreement in Partial Settlement of Puradyn Issues ("Agreement") which released the Company, with prejudice, from all litigation pending or contemplated by the Taylor Family, the beneficiaries of the Estate, and individually, against the Company related to any actions taken by the Company before the date of the Agreement. In return, the Company agreed to repay the Estate's loans of $502,026 as follows: $167,342 due 90 days after any equity financings which raise in excess of $5,000,000 of gross proceeds; $167,342 on the first and second anniversaries of such equity financings. The Company failed to make the required payment on January 31, 1999 and the Estate declared the Agreement to be in default and demanded immediate payment of the balance due totaling $294,756. However, the Company paid the Estate $90,000 in December, 1999 and the Estate forgave payment of the remaining $204,756.

        Stock Options Granted to Richard C. Ford. On January 7, 1999 Richard C. Ford was granted 100,000 non-qualified options at $.21 per share which were immediately vested and exercisable. On April 1, 1999, Mr. Ford was granted 175,000 non-qualified options at $.94 per share of which 100,000 were immediately vested and exercisable and 75,000 vest on April 1, 2000. On April 14, 1999 Mr. Ford was granted 100,000 non-qualified options at $.56 per share which vest on April 14, 2001. From June 18, 1999 to September 24, 1999 Mr. Ford was granted 114,510 non-qualified options at a nominal price compared to market prices of from $.31 to .51 per share in lieu of cash compensation. All vested and were exercisable immediately. The aggregate market value of the options on the dates of grant was $50,008. On December 20, 1999, Mr. Ford was granted 275,000 qualified options which were immediately vested and exercisable.

        On July 8, 1998, Richard C. Ford was granted 300,000 stock options to purchase shares of the Company's Common Stock at $.38 per share. One- half of these options vested July 8, 1998 and the other vested July 7, 1999.

        On August 2, 1996, the Company granted Richard C. Ford incentive Plan Options to purchase an aggregate of 50,000 shares of Common Stock at $2.20 per share through August 2, 2001, of which 25,000 vested on August 2, 1996, 12,500 vested on August 2, 1997, and 12,500 vested on August 2, 1998. Mr. Ford surrendered these options for cancellation in 1999. On August 2, 1996, the Company granted Richard C. Ford non-qualified options to purchase an aggregate of 200,000 shares of Common Stock at $2.00 per Share through August 2, 2006, of which 100,000 vested on August 2, 1996, 50,000 vested on August 2, 1997, and 50,000 vest on August 2, 1998. Mr. Ford also surrendered these 200,000 options for cancellation in 1999.

         Loans by Richard C. Ford to the Company On May 21, 1998 and on June 24, 1998, Richard C. Ford, Chairman of the Board of Directors and a major shareholder of the Company, loaned the Company $110,000 and $40,000, respectively. For each loan, the Company issued notes payable due one year from the date of issuance, at 12% interest, and secured by accounts receivable and inventories. The principal and interest accrued to December 31, 1999 totaling $24,300 was not been paid. On January 24, 2000, Mr. Ford converted these loans into 150,000 shares of common stock and the related interest accrued to December 31, 1999 totaling $24,300 was forgiven by Mr. Ford.

         On August 21, 1998, the Company borrowed $250,000 from its bank under a revolving note payable due one year from the date of issuance. The bank note payable was increased to $350,000 on January 21, 1999 and to $525,000 on March 25, 1999. The revolving line of credit was secured by certificates of deposit in the name of Richard C. Ford and held by the bank. The Company borrowed the full amount of $525,000. On January 24, 2000, Mr. Ford and his daughter, Traci Ford, personally repaid the bank and simultaneously converted the loan into 525,000 shares of the Company's Common Stock.

         Quantum Industrial Partners LLC. On June 19, 1997, the Company and members of the Ford Family and Taylor Family entered into a Securities Purchase Agreement with Quantum Industrial Partners LDC ("QIP") ("the Agreement"). Pursuant to the Agreement, the Company issued QIP a $2,000,000 non-interest bearing promissory note due December 19, 1997 and received gross proceeds of $2,000,000. Effective December 19, 1997, the QIP note began accruing interest at 12% per annum. In addition, the Company issued a Common Stock Purchase Warrant to QIP for the purchase of 500,000 shares of the Company's Common Stock, exercisable at $2.75 per share and expiring on December 31, 2000. The warrant is subject to anti-dilution provisions under certain circumstances. The Company has also agreed to register securities of QIP under certain circumstances.

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

        In addition, on January 26, 1998, the Company and QIP entered into a Note Purchase Agreement whereby the Company issued QIP a 12% Senior Subordinated Convertible Note in the aggregate principal amount of $500,000. The loan proceeds can be used for general operating expenses of the Company and to repay $103,501 due to a former shareholder. The terms and conditions of this $500,000 Note are identical to the $2,000,000 Note described above. The Company has not paid the quarterly interest on the $2,000,000 and $500,000 12% Senior Subordinated Convertible Notes since inception, and has elected to add the amounts, aggregating approximately $690,000, at December 31, 1999, to the principal under provisions of the respective note agreements.

        On January 24, 2000, QIP converted the aggregate amount of $2,500,000 12% Senior Subordinated Convertible Notes into 2,500,000 shares of the Company's Common Stock and forgave repayment of the accrued and unpaid interest totaling approximately $690,000. QIP also surrendered without consideration its Warrants to purchase 500,000 shares of the Company's Common Stock at $2.75 per share.

        The Company believes that the transactions referred to above were on terms no less favorable to the Company than terms which could have been obtained from unrelated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A)       Index to Exhibits

Exhibits          Description of Documents
--------          ------------------------
3.1               Amended and Restated Certificate of Incorporation of T/F  Purifiner, Inc. dated December 30,
                  1996 (2).
3.1(a)            Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (4)
3.2               Bylaws of T/F Purifiner, Inc. (1).
3.3               Memorandum and Articles of Association of TF Purifiner Ltd. (1).
4.1               Amendment No. 1 to Registration Rights Agreement (4).
10.1              Stock Option Plan (1).
10.2              Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (with exhibits)(1).
10.3              Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31,
                  1995 (1).
10.4              Stock Exchange Agreement between D.B. Filters, Inc., Byron Lefebvre and Robert Meyer, and T/F
                  Purifiner, Inc. (with exhibits) (1).
10.5              Joint Venture  Agreement  between T/F Purifiner, Inc. T/F Systems, Inc., Centrax Limited, The
                  Barr Family and A.N. Davies (1).
10.6              Lease Agreement between Papeyco Trading International, Inc. and T/F Purifiner, Inc. dated
                  August 23, 1993 (1).
10.7              Master Distributor Agreement dated April 6, 1995 between KLC Corporation and the Company (1).
10.8              Exclusive  Distributor Agreement/Colombia Effective Date March 1, 1996, between Al Pacific
                  Cali and the Company (1).
10.9              Exclusive Agreement for  Distributorship  in Singapore dated February 6, 1996 between Kian Seng
                  Hardware Trading Pte. Ltd. and the Company (1).
10.10             Exclusive Agreement for Distributorship in Malaysia dated February 5, 1995 between Kian Seng
                  Hardware Trading Pte. Ltd. and the Company (1).
10.11             Exclusive Agreement for  Distributorship  in Thailand dated November 17, 1995 between N.Haven
                  Group International Co. Ltd. and the Company (1).
10.12             Exclusive Agreement for Distributorship in Indonesia dated February 5, 1996 between PT Hista
                  Bayhu and the Company (1).
10.13             Master Distributor Agreement dated January 11, 1995 between Trimex Korea and the Company (1).
10.14             Promissory Note dated December 21, 1995 between the Company, Richard C. Ford, individually, T/F
                  Systems, Inc. as maker and Bassett Boat Company of Florida in the  principal amount of $200,000 (1).
10.15             Securities Purchase Agreement and Exhibits thereto (3)
10.16             Note Exchange Agreement dated as of January 26, 1998 (4).
10.17             12% Senior Subordinated Convertible Note in the principal amount of $2,000,000 (4).
10.18             Note Purchase Agreement dated January 26, 1998 (4)



10.19             12% Senior Subordinated Convertible Note in the principal amount of $500,000 (4).
10.20             Stock Option Plan (5)
24.1              Consent of Independent Auditors as of December 31, 1999 (6)
27                Financial Data Schedule (6)
99.1              Final Judgment in T/F Systems, Inc. v. Southeast Capital Financing, Inc., Case No. CL
                  90-12772AE in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County,
                  Florida (1).

----------
(1) Incorporated by reference from the Exhibits to the Company's Form 10-SB Registration Statement, as amended, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference from the Exhibit to the Company's Form 8-K, January 9, 1997, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference from the Exhibit to the Company's Form 8-K, June 19, 1997, as filed with the Securities and Exchange Commission.
(4) Incorporated by reference from the Exhibit to the Company's Form 8-KA, February 11, 1998, as filed with the Securities and Exchange Commission.
(5) Incorporated by reference from Form S-8, September 15, 1999, as filed with the Securities and Exchange Commission.
(6)      Filed herewith.

B)       Report on Form 8-K.
         January 24, 2000

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Puradyn Filter Technologies, Incorporated
                                       (Registrant)



Date: April 6, 2000                    By: /s/ Richard C. Ford
                                           ------------------------------
                                                Richard C. Ford
                                                Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 6, 2000


By: /s/ Richard C. Ford
    --------------------------
          Richard C. Ford
          Chief Executive Officer and Director


By: /s/ Alan J. Sandler
    --------------------------
          Alan J. Sandler
          Vice President, Director and Chief
          Financial and Accounting Officer


By: /s/ Joseph V. Vittoria
    --------------------------
          Joseph V. Vittoria
          Chairman of the Board of Directors