Form 10QSB
period 2000-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2000-05-10
CIK 1019787

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
     OF THE EXCHANGE ACT

              For the transition period from            to

                         Commission File Number 0-29192
                    PURADYN FILTER TECHNOLOGIES INCORPORATED
        (Exact name of small business issuer as specified in its charter)

       DELAWARE                                         14-1708544
       --------                                         ----------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
    of incorporation or organization)

3020 High Ridge Road, Suite 100, Boynton Beach, Florida               33426
-------------------------------------------------------               -----
     (Address of principal executive offices)                       (Zip Code)

                                 (561) 547-9499
                                 --------------
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

                            -----------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   X                      No
                                ----                       ----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.
                           Yes                          No
                               ----                       ----

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 5, 2000: 13,116,691 shares of Common Stock.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Puradyn Filter Technologies Incorporated
                            Condensed Balance Sheet

                                                                                     March 31, 2000             December 31,
                                                                                       (Unaudited)                  1999
                                                                                       -----------                   ----
Assets
Current assets:
Cash and cash equivalents                                                             $  1,960,733              $      8,121
Short term investment                                                                      496,220                         0
Trade accounts receivable, net                                                             137,101                    78,876
Inventories                                                                                167,032                   209,531
Prepaid expenses and other current assets                                                    3,758                     4,031
                                                                                      ------------              ------------
Total current assets                                                                     2,794,844                   300,559

Property and equipment, net                                                                173,420                   182,347
Investments                                                                                598,723                         0
Other assets                                                                                 4,102                    10,236
                                                                                                                ------------
         Total assets                                                                 $  3,571,089              $    493,142
                                                                                      ============              ============

Liabilities and Capital Deficiency
Current Liabilities:
Accounts payable                                                                           151,450                   179,544
Accounts payable and accrued expenses, related parties                                         487                   194,240
Accrued expenses                                                                            70,436                    97,263
Customer deposits                                                                           81,401                    60,076
Current portion of capital lease obligations                                                 6,510                    12,537
Note payable to bank                                                                             0                   525,000
Note payable to shareholder                                                                      0                   150,000
Note payable and accrued interest to QIP, a shareholder                                          0                 3,191,086
                                                                                      ------------              ------------
Total current liabilities                                                                  310,284                 4,409,746
                                                                                      ------------              ------------
Total liablilites                                                                          310,284                 4,409,746


Stockholders' Equity (Deficiency):
 Preferred Stock, $.001 par value, 500,000 shares
      authorized; none issued and outstanding                                                    0                         0
 Common Stock, $.001 par value, 20,000,000
      shares authorized; 13,096,378 and 5,998,628
      issued and outstanding, respectively                                                  13,107                     5,999
  Additional paid-in-capital                                                            15,631,974                 8,017,398
 Loans receivable, net                                                                     (50,931)                  (50,931)
 Accumulated deficit                                                                   (12,333,345)              (11,889,070)
                                                                                      ------------              ------------
    Total stockholders' equity (deficiency)                                              3,260,805                (3,916,604)
                                                                                      ------------              ------------
Total liabilities and stockholders' equity (deficiency)                               $  3,571,089              $    493,142
                                                                                      ============              ============


            See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Operations
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)



                                                       2000             1999
                                                       ----             ----

Net sales                                         $    294,363     $    129,814
Cost of  sales                                         288,895          119,202
                                                  ------------     ------------
Gross profit                                             5,468           10,612
                                                  ------------     ------------

Operating expenses
  Selling                                              188,756           73,394
  General and administrative                           179,974           95,073
  Engineering and development                           91,310           14,121
                                                  ------------     ------------
Total operating expenses                               460,040          182,588
                                                                   ------------
                                                  ------------     ------------
Operating loss                                        (454,572)        (171,976)
                                                  ------------     ------------

Other income (expense):
Interest income                                         22,882              281
Interest expense                                       (38,882)        (101,190)
Forgiveness of debt                                     25,504                0
                                                  ------------     ------------
Total other income (expense)                            10,297         (100,909)
                                                  ------------     ------------
Net loss                                          $   (444,275)    $   (272,885)
                                                  ============     ============

Basic and diluted loss per common share           $       (.05)    $       (.20)
                                                  ============     ============

Weighted average common shares outstanding          10,286,547        5,223,493
                                                  ============     ============


            See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
             Condensed Statements of Changes in Capital Deficiency
                    For The Three Months Ended March 31, 2000
                                   (Unaudited)




                                                                         Additional                                    Stockholders'
                                                  Common Stock             Paid-In         Loans       Accumulated         Equity
                                               Shares         Amount       Capital       Receivable       Deficit       (Deficiency)
                                               ------         ------       -------       ----------       -------       ------------

Balance at January 1, 2000                   5,998,628   $      5,999   $  8,017,398   $    (50,931)   $(11,889,070)   $ (3,916,604)


Conversion of debt to stock                  3,175,000          3,175      3,889,822              0               0       3,892,997
Issuance of stock for cash                   3,672,000          3,672      3,590,568              0               0       3,594,240
Issuance of stock for services                  10,000             10         29,365              0               0          29,375
Exercise of stock options                      250,750            251        104,821              0               0         105,072

Net loss                                             0              0              0              0        (444,275)       (444,275)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at March 31, 2000                   13,106,378   $     13,107   $ 15,631,974   $    (50,931)   $(12,333,345)   $  3,260,805
                                          ============   ============   ============   ============    ============    ============


            See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                                     2000                   1999
                                                                                                     ----                   ----
Operating activities:
Net loss                                                                                        $  (444,275)            $  (272,885)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                                    27,534                  24,279
    Issuance of stock for services                                                                   29,375                       0
    Provision for doubtful accounts                                                                   7,000                       0
    Amortization of compensatory stock options                                                            0                   2,560
    Changes in operating assets and liabilities:
      Short term investments                                                                       (598,723)                      0
      Trade accounts receivable, net                                                                (65,225)                 (5,123)
      Inventories                                                                                    42,499                  36,362
      Prepaid expenses and other current assets                                                     (29,727)                 (2,743)
      Accounts payable, trade                                                                       (28,094)                (14,730)
      Accounts payable and accrued expenses, related parties                                       (193,753)                 17,500
      Accrued interest payable -QIP                                                                  26,911                  85,946
      Accrued expenses                                                                              (26,827)                (27,427)
      Customer deposits and other                                                                    21,325                 (14,266)
                                                                                                -----------             -----------
Net cash used in operating activities                                                            (1,231,980)               (170,527)
                                                                                                -----------             -----------

Investing activities:
Increase in long term investments                                                                  (496,220)                      0
Purchases of property and equipment                                                                 (12,473)                      0
                                                                                                -----------             -----------
Net cash used in investing activities                                                              (508,693)                      0
                                                                                                -----------             -----------

Financing activities:
Proceeds from issuance of common stock                                                            3,594,240                       0
Proceeds from exercise of stock options, net                                                        105,072                       0
Cancellation of notes payable and accrued interest to QIP                                        (3,217,997)                      0
Stock issued for conversion of debt                                                               3,217,997                       0
Proceeds from  bank loan payable                                                                          0                 275,000
Cancellation of bank loan payable                                                                  (525,000)                      0
Stock issued for conversion of debt                                                                 525,000                       0
Cancellation of note payable to shareholder                                                        (150,000)                      0
Stock issued for conversion of debt                                                                 150,000                       0
Increase in deferred issuance and financing costs                                                         0                   1,533
Payment of notes payable and capital lease obligations                                               (6,027)                 (5,895)
                                                                                                -----------             -----------
Net cash provided by financing activities                                                         3,693,285                 270,638
                                                                                                -----------             -----------

Increase (decrease) in cash and cash equivalents                                                  1,952,612                 100,111
Cash and cash equivalents at beginning of period                                                      8,121                 (77,693)
                                                                                                -----------             -----------
Cash and cash equivalents at end of period                                                      $ 1,960,733             $    22,418
                                                                                                ===========             ===========

            See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1. Basis of Presentation and Company
------------------------------------
The accompanying condensed financial statements as of March 31, 2000 and for the three month period endeds March 31, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations for these interim periods. Such interim financial statements have been prepared on the basis of presentation as more fully described in the Puradyn Filter Technologies Incorporated ("the Company") annual financial statements and should be read in conjunction with the Company's audited financial statements which are included in the Company's Form 10-KSB. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

2. Basic and Diluted Loss Per Share.
------------------------------------
The Company has adopted Statement of Financial Accounting Standards Board No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of basic and diluted earnings per share. However, because of losses from operations, the effect of stock options, warrants and convertible debt (in 1999) is anti-dilutive.

2. Inventories
--------------
At March 31, 2000, inventories consist of the following:

                  Raw materials                              $ 149,128
                  Finished goods                                17,903
                                                             ---------
                  Total inventories                          $ 167,031
                                                             =========

3. Notes Payable to Shareholder
-------------------------------
On May 21, 1998 and on June 24, 1998, Richard C. Ford, Chief Executive Officer, member of the Board of Directors and significant shareholder of the Company, loaned the Company $110,000 and $40,000, respectively. For each loan, the Company issued notes payable due one year from the date of issuance at 12% interest and secured by accounts receivable and inventories. On January 24, 2000, Mr. Ford converted these loans into 150,000 shares of common stock and the related unpaid accrued interest to that date totaling $25,504 was forgiven by Mr. Ford.

4. Note Payable to Bank
-----------------------
On August 21, 1998, the Company borrowed $250,000 from its bank under a revolving note payable due one year from the date of issuance with interest at 8.75%, payable monthly. The note was secured by substantially all assets of the Company and by certificates of deposit in the name of Richard C. Ford, and the note was personally guaranteed by Mr. Ford. On January 21, 1999, the Company converted its loan to a $350,000 revolving line of credit with interest at the bank's prime rate (7.75% at inception). The collateral and guarantee remained the same. On January 21, 1999, the Company borrowed an additional $100,000 under the new revolving line of credit. On March 25, 1999, the company increased the line of credit to $525,000 and extended the repayment date to March 25, 2000. On that date the company borrowed an additional $175,000 to increase the aggregate borrowing to $525,000.

On January 24, 2000, Mr. Ford and his daughter, Traci Ford, personally repaid the bank and simultaneously converted the loan into 525,000 shares of the Company's common stock.

5. Notes Payable to QIP, a Shareholder
-----------------------------------------
On January 26, 1998, the Company and Quantum Industrial Partners LDC ("QIP") entered into a Note Exchange Agreement whereby a $2,000,000 promissory note issued June 19, 1997 to QIP was exchanged for a $2,000,000 12% Senior Subordinated Convertible Note (the "Note") due 2003.

Also on January 26, 1998, the Company and QIP entered into a Note Purchase Agreement whereby the Company issued QIP a 12% Senior Subordinated Convertible
Note in the aggregate principal amount of $500,000. The terms and conditions of this $500,000 Note are identical to the $2,000,000 Note as described below.

Terms of both Notes include the following. Interest was payable quarterly commencing April 1, 1998, provided however that at the option of the Company, unpaid interest may be added to the principal balance of the Notes in lieu of a cash payment which the Company has elected to do each quarter through December 31, 1999. Such unpaid interest bears interest at 15% and was payable on demand. The Notes are senior to all indebtedness of the Company, except bank or financial institution debt. The Notes can be redeemable at the option of QIP on or after the earlier of January 1, 2001 or the date on which the Company raises cash proceeds aggregate $10 million involving the sale of debt, equity or assets. As long as the Notes are outstanding, the Company cannot, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock, retire its existing indebtedness other than existing required periodic payments, or enter into transactions with any affiliate. Prior to January 1, 2003, at the option of QIP, the principal amount can be converted into Common Stock of the Company at a conversion price of $2.75 per share. Under certain circumstances, the Notes are subject to anti-dilution provisions and the Company will register the securities.

On January 24, 2000, QIP converted the principal balance of the Notes totaling $2,500,000 together with accrued interest (which the company had elected to add to the principal amount of the Notes) totaling $717,997 into 2,500,000 shares of the Company's common stock. In addition, on that date, QIP agreed to surrender warrants to purchase 500,000 shares of the Company's common stock that were exercisable at $2,75 per share and which would have expired on December 31, 2000.

6. Contingencies
----------------
TF Systems, Inc. ("Systems"), a related party (previously under common ownership with the Company), formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company in 1995. In June 1997, the former law firm of Systems filed a complaint against the Company, Systems, Richard C. Ford (individually) and an inactive company controlled by Mr. Ford, demanding payment of approximately $313,000 of legal fees plus interest and attorney fees, related primarily to obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems was awaiting the judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible legal fee claims aggregating approximately $75,000. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn did not assume these obligations as part of its purchase of Systems in 1995 and management believes such amounts are not the responsibility of Puradyn. However, Systems is an inactive company whose only asset is the claim that was reversed on appeal and maybe retried by Systems. Accordingly, the ability to collect such funds from Systems is uncertain. The ultimate outcome of this litigation and other unasserted claims against the Company cannot be determined at this time; however, based upon the opinion of the Company's counsel, a favorable outcome is likely. No liability has been recorded for these claims in the accompanying balance sheet.

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

General
-------
The Company was formed in 1987 and commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) product, now called the Puradyn Onboard Oil Filtration System or "Puradyn system". The Puradyn system can be attached to any internal combustion engine to filter impurities from the oil in the engine. Acceptance of the Puradyn products is dependent on various factors, including the desire of potential users to extend the oil change intervals to reduce maintenance costs, to extend engine life and to preserve the envrionment.

Through 1997, the Company had been unable to significantly increase it revenues through its distribution network which caused the Company to change its sales strategy. In 1998, it began to refocus its sales effort toward the development of commercial relationships with original equipment manufacturers ("OEMs") and companies having medium to large fleets of vehicles.

The sales effort not only involves educating the benefits to the potential customer, but allowing the customer to test the Puradyn system on its fleet vehicles. Consequently the sales cycle is relatively long. The Company is currently working with several large OEM's and a large number of companies having large vehicle fleets to enable them to evaluate the benefits of the Puradyn system. In the case of OEM's, the goal is to obtain their approval to eventually install the Puradyn system on their products at their factories and distribute the Puradyns system throughout their dealer networks. In the case of large vehicle fleets, the goal is to obtain performance approval and to retrofit existing fleet vehicles with the Puradyn system and to have the Puradyn system installed on all new vehicle engines.

Largely as a result of the Company's sales efforts there is increasing awareness on the part of vehicle and engine manufacturers and vehicle fleet managers of the cost benefits of the Puradyn system, the Company's warranties, and the environmental benefits of conserving oil and reducing the disposal of waste oil. The credibility of the Puradyn system and the concept of extended oil replacement intervals is now becoming more readily accepted. The Company believes that this increasing acceptance is also due to third-party testing of the product and awards and other recognition the Puradyn system has received. However, there can be no assurance that such efforts to develop commercial OEM and major fleet business relationships will result in significant sales revenues.

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

In November, 1999, the Company formulated a plan to convert all of its outstanding notes payable into common stock and to sell additional common stock to raise cash in excess of $3,500,000. On January 24, 2000, the Company completed the conversion of $3,175,000 of principal amount of debt of five notes payable (together with accrued interest of $718,000 that had been added to principal of two of the notes payable) into 3,175,000 shares if its common stock. The Company also obtained forgiveness of $26,000 in unpaid interest on two other notes payable. On March 6, 2000, the Company completed the sale of 4,172,000 shares of its Common Stock with net proceeds of approximately $4,100,000 (of which $500,000 had been paid in December, 1999).

While this debt restructuring and sale of stock will improve the balance sheet of the Company and provide cash for the foreseeable future, there is no assurance that sales will increase to the level required to generate profitable operations and to provide positive cash flow from operations, and there is no assurance that the Company will not have to seek additional financing in the future.

Results of Operations for the Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999 The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months ended March 31, 2000 ("2000") to the three months ended March 31, 1999 ("1999"), in thousands.

                                                            Three Months Ended March 31,
                                                                   (in thousands)
                                                                   ----------------
                                                                                         Increase
                                                           2000             1999        (Decrease)
                                                           ----             -----       ----------
Net sales                                                 $ 294           $  130             $ 164
                                                            ---              ---               ---
Operating costs and expenses:
  Cost of sales                                            289               119               170
  Selling expenses                                         189                74               115
  General and administrative expenses                      180                95                85
  Engineering and development                                91               14                77
                                                          -----             ----              ----
Total operating costs and expenses                          749              302               447
                                                           ----             ----              ----
Operating loss                                            (455)            (172)               283

Interest income                                              23                                 23
Interest (expense)                                         (38)            (101)              (63)
Forgiveness of debt                                          26             ____                26
                                                         ------                             ------
Net loss                                                $ (444)          $ (273)             $ 171
                                                          =====            =====               ===

Net Sales. Net sales increased by approximately $164,000 from $129,814 in 1999 to $294,363 in 2000. The Company had experienced declining sales from the latter part of 1997 through the first half of 1999 due to problems which began in 1997 related to product quality. These problems were fixed in 1998, but had a negative effect on sales after that time. Also during that period, the Company changed the focus of its sales efforts toward OEMs and companies having large fleets of trucks. Effects of this change in focus began to show late in 1999 and carried through the first quarter of 2000. Management feels it now has a good base of potential customers with very satisfactory product performance results, however there can be no assurance these will produce continued improvements in sales.

Cost of Sales. Cost of sales increased by approximately $170,000 from $119,202 in 1999 to $288,895 in 2000. The Company's gross margin decreased from 8.2% to 1.9% in 2000 due primarily to costs of excess manufacturing capacity. The Company is now in the process of re-engineering its Puradyn system to further improve its efficiency among other things. During the 2000 period, the Company wrote off approximately $27,000 of inventory that is expected to be obsoleted by engineering changes that have recently been made. Unless the Company can increase its revenues, its gross margins may continue to be adversely affected by its excess manufacturing capacity.

Selling Expenses. Selling expenses increased by approximately $115,000 from $73,394 in 1999 to $188,756 in 2000. The Company has increased its sales staff in 2000 and increased promotional efforts to reach additional potential customers. Sales efforts had been curtailed during 1998 and 1999 due to the Company's limited cash flow and cash resources.

General and Administrative Expenses. General and administrative expenses increased by approximately $85,000 from $95,073 in 1999 to $179,974 in 2000. As noted with Selling Expenses above, the Company had curtailed its spending in 1998 and 1999 due to limited cash resources. In 2000, the Company increased its staff and salary amounts to existing executives and staff.

Engineering and Development Expenses. Engineering and development expenses increased by approximately $77,000 from $14,121 in 1999 to $91,310 in 2000. This increase is due to expenses paid for outside engineering work on the re-design of the filtration product referred to above.

Interest Income and Interest Expense and Forgiveness of Debt. Interest income increased by approximately $23,000 in 2000 from 1999 due to income from the investment of funds received from the stock sold in the first quarter of 2000. Interest expense decreased by approximately $63,000 due to the cancellation of all outstanding notes payable (having a principal balance of approximately $3,900,000) in January, 2000. Forgiveness of debt of approximately $26,000 is related to interest on two notes payable that were converted to common stock in January, 2000 that were discussed above.

Liquidity and Capital Resources.
--------------------------------
The Company's capital requirements in connection with its business activities have been and will continue to be significant. To fund its activities, the Company has been dependent upon the proceeds of sales of its securities to investors and stockholders and other loans, including the $2,000,000 loan from QIP in June, 1997 and $500,000 from QIP in January, 1998 (which were converted to stock in January, 2000, as discussed below). The Company also borrowed $250,000 in 1998 and $275,000 in 1999 from its bank and borrowed $150,000 in
1998 from a major shareholder (all of which were converted to stock in January, 2000, as discussed below).

In November, 1999, the Company formulated a plan to convert all of its outstanding notes payable into common stock and to sell additional common stock to raise cash in excess of $3,500,000. On January 24, 2000, the Company completed the conversion of $3,175,000 of principal amount of debt of five notes payable (together with accrued interest of $718,000 that had been added to principal of two of the notes payable) into 3,175,000 shares if its common stock. The Company also obtained forgiveness of $26,000 in unpaid interest on two other notes payable. On March 6, 2000, the Company completed the sale of 4,172,000 shares of its Common Stock with net proceeds of approximately $4,100,000 (of which $500,000 had been paid in December, 1999).

At March 31, 2000, the Company had working capital of approximately $2,485,000 and with current ratio (current assets to current liabilities) of 9.0 to 1. In addition, the Company has long term investments of approximately $496,000. The Company believes it has sufficient cash for the foreseeable future, however there is no assurance that sales will increase to the level required to generate profitable operations and to provide positive cash flow from operations, and there is no assurance that the Company will not have to seek additional financing in the future.

Management believes the favorable response from potential customers it has seen in 1999 and to date in 2000 will result in improved sales in 2000, however, there can be no assurance such improvements will occur or that such improvements will be sufficient to generate positive cash flow from its operations.

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

Impact of Inflation
-------------------
Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products.

Quarterly Fluctuations
----------------------
The Company's operating results may fluctuate significantly from period to period as a result of a variety of factors including product returns, purchasing patterns of consumers, the length of the Company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the Company and its competitors, technological factors, variations in sales by product and distribution channel, and competitive pricing and general economic conditions throughout the industrialized world. Consequently, the Company's product revenues may vary significantly by quarter and the Company's operating results may experience significant fluctuations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     a)    Exhibits:
           Exhibit 27 - Financial Data Schedule (Electronic filing only)

     b)    Reports on Form 8-K.
           On March 3, 2000, the Company reported the conversion of certain indebtedness to common stock, the appointment of a member of the Board of Directors and the completion of a private offering of its common stock.







                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PURADYN FILTER TECHNOLOGIES INCORPORATED
                                                                   (Registrant)




         Date:  May 9, 2000
                                         By  /s/ Alan J. Sandler
                                             ----------------------------------
                                             Alan J. Sandler
                                             Vice President and Chief
                                               Accounting Officer