Form 10-Q
period 2000-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2000-08-11
CIK 1019787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

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
  (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 28, 2000: 14,042,875 shares of Common Stock.

                        Puradyn Filter Technologies, Inc.
                             Condensed Balance Sheet
                    As of June 30, 2000 and December 31, 1999
                                   (Unaudited)


                                                                            June 30,                December 31,
                                                                             2000                     1999
                                                                        ------------              ------------
Assets
Current assets:
Cash and cash equivalents                                               $  6,944,754              $      8,121
Short term investments                                                     1,103,843                         0
Trade accounts receivable, net                                               291,932                    78,876
Inventories                                                                  357,291                   209,531
Prepaid expenses and other current assets                                     80,679                     4,031
                                                                        ------------              ------------
Total current assets                                                       8,778,499                   300,559

Property and equipment, net                                                  239,312                   182,347
Other assets                                                                  48,402                    10,236
                                                                        ------------              ------------

         Total assets                                                   $  9,066,213              $    493,142
                                                                        ============              ============

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities:
Accounts payable                                                              90,336                   179,544
Accounts payable and accrued expenses, related parties                        64,186                   194,240
Accrued expenses                                                              11,829                    97,263
Customer deposits                                                             83,731                    60,076
Current portion of capital lease obligations                                   8,613                    12,537
Note payable to bank                                                               0                   525,000
Note payable to shareholder                                                        0                   150,000
Note payable and accrued interest to QIP, a shareholder                            0                 3,191,086
                                                                        ------------              ------------
Total current liabilities                                                    258,695                 4,409,746

Capital lease obligation                                                      13,523                         0
                                                                        ------------              ------------
Total liabilities                                                            272,218                 4,409,746
                                                                        ------------              ------------


Stockholders' Equity (Deficiency):
 Preferred Stock, $.001 par value, 500,000 shares
      authorized; none issued and outstanding                                      0                         0
 Common Stock, $.001 par value, 20,000,000
      shares authorized; 13,975,042 and 5,998,628
      issued and outstanding, respectively                                    13,975                     5,999
  Additional paid-in-capital                                              21,432,338                 8,017,398
 Loans receivable, net                                                       (19,506)                  (50,931)
 Accumulated deficit                                                     (12,632,812)              (11,889,070)
                                                                        ------------              ------------
    Total stockholders' equity (deficiency)                                8,793,995                (3,916,604)
                                                                        ------------              ------------
Total liabilities and stockholders' equity (deficiency)                 $  9,066,213              $    493,142
                                                                        ============              ============


          See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Operations
        For the Three Months and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                Three Months Ended                         Six Months Ended
                                                                    June 30,                                  June 30,
                                                                    --------                                  --------
                                                             2000                 1999                2000                 1999
                                                        ------------         ------------         ------------         ------------

Net sales                                               $    389,765         $    135,469         $    684,128         $    265,284
Cost of  sales                                               342,339              143,137              631,234              262,339
                                                        ------------         ------------         ------------         ------------
Gross profit                                                  47,426               (7,668)              52,894                2,945
                                                        ------------         ------------         ------------         ------------

Operating expenses
  Selling                                                    320,882               74,395              509,639              147,789
  General and administrative                                 218,709              146,223              398,683              241,297
  Engineering and development                                 28,740               32,556              120,049               46,677
                                                        ------------         ------------         ------------         ------------
Total operating expenses                                     568,331              253,174            1,028,371              435,763
                                                        ------------         ------------         ------------         ------------
Operating loss                                              (520,905)            (260,842)            (975,477)            (432,818)
                                                        ------------         ------------         ------------         ------------

Other income (expense):
Interest income                                               34,296                  369               57,178                  650
Interest expense                                                (150)            (102,991)             (38,239)            (204,181)
Contributed assets                                           178,660                    0              178,660                    0
Forgiveness of debt                                            8,631                    0               34,136                    0
                                                        ------------         ------------         ------------         ------------
Total other income (expense)                                 221,437             (102,622)             231,735             (203,531)
                                                        ------------         ------------         ------------         ------------
Net loss                                                $   (299,468)        $   (363,464)        $   (743,742)        $   (636,349)
                                                        ============         ============         ============         ============

Basic loss per share                                    $       (.02)        $       (.07)        $       (.06)        $       (.12)
                                                        ============         ============         ============         ============

Basic number of weighted average
    Common shares outstanding                             13,178,225            5,232,458           11,757,393            5,228,000


            See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
             Condensed Statements of Changes in Capital Deficiency
                     For The Six Months Ended June 30, 2000
                                   (Unaudited)



                                                                          Additional                                   Stockholders'
                                                  Common   Stock            Paid-In          Loans       Accumulated      Equity
                                               Shares          Amount       Capital        Receivable     Deficit      (Deficiency)
                                            ----------   ------------   ------------   ------------    ------------    ------------

Balance at January 1, 2000                   5,998,628   $      5,999   $  8,017,398   $    (50,931)   $(11,889,070)   $ (3,916,604)



Conversion of debt to stock                  3,175,000          3,175      3,889,822              0               0       3,892,997
Issuance of stock for cash                   4,422,101          4,422      9,215,568              0               0       9,219,990
Issuance of stock for services                  25,313             25         89,395              0               0          89,420
Exercise of stock options                      354,000            354        220,155              0               0         220,509
Payments on loans receivable                         0              0              0         31,425               0          31,425

Net loss                                             0              0              0              0        (743,742)       (743,742)
                                            ----------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 2000                    13,975,042   $     13,975   $ 21,432,338   $    (19,506)   $(12,632,812)   $  8,793,995
                                            ==========   ============   ============   ============    ============    ============




            See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                       Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            -----------------
                                                          2000           1999
                                                     -----------    -----------

Operating activities:
Net loss                                             $  (743,742)   $  (636,349)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                         48,934         48,579
    Contributed assets                                  (178,660)             0
    Issuance of stock for services                        89,420              0
    Provision for doubtful accounts                        2,000              0
    Issuances of compensatory stock options                    0         40,012
    Changes in operating assets and liabilities:
      Trade accounts receivable, net                    (215,056)       (39,226)
      Inventories                                        (17,895)        67,019
      Prepaid expenses and other current assets          (83,348)        (1,536)
      Accounts payable, trade                            (89,208)        40,802
      Accrued expenses                                  (215,487)        35,923
      Accrued interest payable -QIP                       26,910        175,146
Customer deposits and other                               23,655          2,768
                                                     -----------    -----------
Net cash used in operating activities                 (1,352,477)      (266,862)
                                                     -----------    -----------

Investing activities:
Additions to investments                              (1,103,843)             0
Additions to patents                                     (38,600)             0
Purchases of property and equipment                      (50,970)        (1,564)
                                                     -----------    -----------
Net cash used in investing activities                 (1,193,413)        (1,564)
                                                     -----------    -----------

Financing activities:
Proceeds from issuance of common stock                 9,219,990              0
Proceeds from exercise of stock options, net             220,509              0
Proceeds from bank loan payable                                0        275,000
Stock issued for conversion of debt                    3,892,997              0
Cancellation of notes payable to QIP                  (3,217,997)             0
Cancellation of bank loan payable                       (525,000)             0
Cancellation of note payable to shareholder             (150,000)             0
Payments received on notes receivable                     32,425              0
Proceeds from capital lease obligation                    27,716              0
Payment of lease obligations                             (18,117)       (10,199)
Increase in bank overdraft                                     0          3,625
                                                     -----------    -----------
Net cash provided by financing activities              9,482,523        268,426
                                                     -----------    -----------

Increase (decrease) in cash and cash equivalents       6,936,633              0
Cash and cash equivalents at beginning of period           8,121              0
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 6,944,754    $         0
                                                     ===========    ===========

            See accompanying notes to condensed financial statements.

                    Puradyn Filter Technologies Incorporated
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1. Basis of Presentation and Company The accompanying condensed financial statements as of June 30, 2000 and for the three month and six month periods ended June 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations for these interim periods. Such interim financial statements have been prepared on the basis of presentation as more fully described in the Puradyn Filter Technologies Incorporated ("the Company") annual financial statements and should be read in conjunction with the Company's audited financial statements which are included in the Company's Form 10-KSB. The results of operations for the three month period and six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

2. Basic and Diluted Loss Per Share. The Company has adopted Statement of Financial Accounting Standards Board No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of basic and diluted earnings per share. However, because of losses from operations, the effect of stock options, warrants and convertible debt (in 1999) is anti-dilutive.

2. Inventories
At June 30, 2000, inventories consist of the following:

                  Raw materials                                $ 295,517
                  Finished goods                                  61,774
                                                               ---------
                  Total inventories                            $ 357,291
                                                               =========


3. Notes Payable to Shareholder
On two occasions in 1998, Richard C. Ford, Chief Executive Officer, member of the Board of Directors and significant shareholder of the Company, loaned the Company a total of $150,000. For each loan, the Company issued notes payable due one year from the date of issuance at 12% interest and secured by accounts receivable and inventories. On January 24, 2000, Mr. Ford converted these loans into 150,000 shares of common stock and the related unpaid accrued interest to that date totaling $25,504 was forgiven by Mr. Ford.

4.   Note Payable to Bank
On January 21, 1999, the Company converted a $250,000 loan from its bank to a one year $350,000 revolving line of credit with interest at the bank's prime rate (7.75% at inception). The note was secured by substantially all assets of the Company and by certificates of deposit in the name of Richard C. Ford, and the note was personally guaranteed by Mr. Ford. On March 25, 1999, the company increased the line of credit to $525,000 and extended the repayment date to March 25, 2000. The Company borrowed the full amount of each loan. On January 24, 2000, Mr. Ford and his daughter, Traci Ford, personally repaid the bank and simultaneously converted the loan into 525,000 shares of the Company's common stock.

5. Notes Payable to QIP, a Shareholder
On January 26, 1998, the Company and Quantum Industrial Partners LDC ("QIP") entered into a Note Exchange Agreement whereby a $2,000,000 promissory note issued June 19, 1997 to QIP was exchanged for a $2,000,000 12% Senior Subordinated Convertible Note (the "Note") due 2003. Also on January 26, 1998, the Company and QIP entered into a Note Purchase Agreement whereby the Company issued QIP a 12% Senior Subordinated Convertible Note in the aggregate principal amount of $500,000. The terms and conditions of this $500,000 Note were identical to the $2,000,000 Note as described below.

On January 24, 2000, QIP converted the principal balance of the Notes totaling $2,500,000 together with accrued interest (which the company had elected to add to the principal amount of the Notes) totaling $717,997 into 2,500,000 shares of the Company's common stock. In addition, on that date, QIP agreed to surrender warrants to purchase 500,000 shares of the Company's common stock that were exercisable at $2.75 per share and which would have expired on December 31, 2000.

Terms of both Notes included the following. Interest was payable quarterly commencing April 1, 1998, provided however that at the option of the Company, unpaid interest may be added to the principal balance of the Notes in lieu of a cash payment which the Company elected to do each quarter through December 31, 1999. Such unpaid interest bore interest at 15% and was payable on demand. The Notes were senior to all indebtedness of the Company, except bank or financial institution debt. The Notes could be redeemable at the option of QIP on or after the earlier of January 1, 2001 or the date on which the Company raises cash proceeds aggregate $10 million involving the sale of debt, equity or assets. As long as the Notes were outstanding, the Company could not, without the consent of QIP, declare or pay any dividends, purchase, redeem or acquire any of its Common Stock, retire its existing indebtedness other than existing required periodic payments, or enter into transactions with any affiliate. Prior to January 1, 2003, at the option of QIP, the principal amount could be converted into Common Stock of the Company at a conversion price of $2.75 per share. Under certain circumstances, the Notes were subject to anti-dilution provisions and the Company would register the securities.

6. Joint Venture
In 1996, the Company entered into a joint venture agreement with Centrax Ltd. (with the Company owning 45% and Centrax owning 45%) called TF Purifiner Ltd. ("Ltd."). Ltd. sold the Company's products in Europe, the Middle East and certain African countries. The joint venture had operating losses and negative net worth, and, consequently, the Company had no recorded investment on its books. Effective May 31, 2000, the Company and Centrax agreed to dissolve Ltd. with no obligation on the part of the Company to have any liability for or to fund any part of the dissolution.

The Company received certain patents (having a book value of approximately $39,000) and inventory (having a stated value of approximately $30,000) that were owned by the joint venture for no consideration. Furthermore, Centrax, sold to the Company for approximately $38,000 certain foreign patents on the Puradyn technology it had on its books. In addition it gave to the Company for no consideration certain other inventory (having a stated value of approximately

$230,000) and a vehicle, machines and tools and dies it had used in manufacturing products for the joint venture (having an estimated value of approximately $49,000). The patents for which the Company paid $38,000 were recorded at cost, and the patents having a book value of $39,000 were recorded on the books with a full valuation allowance. The fixed assets were recorded at their estimated fair market value of $49,000 and the inventories having a combined total of $260,000 were recorded at their stated value with a valuation allowance of $130,000. The Company expects to complete its review of the condition and usefulness of these assets to determine before year end the extent of the impairment of the recorded values. The Company plans to use these assets to conduct operations in England and to sell into the countries formerly serviced by the joint venture.

7. Contingencies
TF Systems, Inc. ("Systems"), a related party (previously under common ownership with the Company), formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company in 1995. In June 1997, the former law firm of Systems filed a complaint against the Company, Systems, Richard C. Ford (individually) and an inactive company controlled by Mr. Ford, demanding payment of approximately $313,000 of legal fees plus interest and attorney fees, related primarily to obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems was awaiting the judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible legal fee claims aggregating approximately $75,000. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn did not assume these obligations as part of its purchase of Systems in 1995 and management believes such amounts are not the responsibility of Puradyn. However, Systems is an inactive company whose only asset is the claim that was reversed on appeal and maybe retried by Systems. Accordingly, the ability to collect such funds from Systems is uncertain. The ultimate outcome of this litigation and other unasserted claims against the Company cannot be determined at this time; however, based upon the opinion of the Company's counsel, a favorable outcome is likely. No liability has been recorded for these claims in the accompanying balance sheet.

8.  Stockholders' Equity.
As discussed in Notes 3, 4 and 5, the Company in January, 2000, converted $3,892,997 of debt into 3,175,000 shares of its Common Stock. The Company also sold shares of its Common Stock under two private offerings, one completed in March, 2000, raised $3,590,968 through the issuance of 3,672,000 shares and another in process at June 30, 2000, raised $5,625,750 through the issuance of 750,101 shares. Other shares were issued during the six months ended June 30, 2000 for the exercise of stock options (354,000 shares) and in exchange for services (25,313 shares).

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

The sales effort not only involves educating a potential customer on the benefits of the product, but allowing the customer to test the Puradyn System on its fleet vehicles. Consequently the sales cycle is relatively long. The Company is currently in test with a number of major automotive, truck and engine OEM's and related manufacturing companies. In the case of OEM's, the goal is to obtain their approval to eventually install the Puradyn System on their products as standard or optional equipment at their factories and to distribute the Puradyns System throughout their dealer networks.

In the case of large vehicle fleets the goal is to obtain performance approval and to retrofit existing fleet vehicles with the Puradyn System and to have the Puradyn System installed on all new vehicle engines. The Company just completed an initial test with a company having one of the largest private fleets in the country and will begin retrofitting its products on a portion of their fleet vehicles beginning in July, 2000 for a second stage evaluation test. Further, the Company recently received approval from a large oil company in Kuwait and is expecting continuing orders from this company for their stationary generators beginning in the next month or two

The Company feels there is increasing awareness on the part of vehicle and engine manufacturers and on the part of vehicle fleet managers of the cost benefits of the Puradyn System, the Company's warranties and the environmental benefits of conserving oil and reducing the disposal of waste oil. The credibility of the Puradyn System and the concept of extended oil replacement intervals are now becoming more readily accepted. The Company believes that this increasing acceptance is also due to third-party testing of the product and awards and other recognition the Puradyn System has received.

The Company curtailed its operations and reduced its remaining workforce to key personnel in March, 1998 due to continuing operating losses and negative cash flow. These actions were taken to reduce the amount of cash required to maintain operations of the Company. At the same time, the Company sought to arrange additional financing. In November, 1999, the Company formulated a plan to convert all of its outstanding notes payable into common stock and to sell additional common stock to raise cash in excess of $3,500,000.

On January 24, 2000, the Company completed the conversion of $3,175,000 of principal amount of debt of five notes payable (together with accrued interest of $718,000 that had been added to principal of two of the notes payable) into 3,175,000 shares if its common stock. The Company also obtained forgiveness of $26,000 in unpaid interest on two other notes payable. On March 6, 2000, the Company completed the sale of 4,172,000 shares of its Common Stock with net proceeds of approximately $4,100,000 (of which $500,000 had been paid in December, 1999). Furthermore, in June, 2000, the Company commenced the sale of an additional 1,333,334 shares of its Common Stock to raise an additional $10,000,000 of which approximately $5,600,000 was received through June 30, 2000.


Results of Operations for the Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999 and for the Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999.

The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months and six months ended June 30, 2000 to the corresponding periods ended June 30, 1999, in thousands.


                                                                Three Months Ended                       Six Months Ended
                                                                    June 30,                                 June 30,
                                                                    --------                                 --------
                                                                                    Incr.                                    Incr.
                                                         2000         1999         (Decr.)        2000           1999       (Decr.)
                                                         ----         ----         ------         ----           ----       ------
                                                                   (in thousands)                             (in thousands)
 Net sales                                             $   390       $   135       $   255       $   684       $   265       $   419
                                                       -------       -------       -------       -------       -------       -------
Operating costs and expenses:
  Cost of sales                                            342           143           199           631           262           369
  Selling expenses                                         321            74           247           510           148           362
  General and administrative expenses                      219           146            73           399           241           158
  Engineering and development                               29            33            (4)          120            47            73
                                                       -------       -------       -------       -------       -------       -------
Total operating costs and expenses                         911           396           515         1,660           698           962
                                                       -------       -------       -------       -------       -------       -------
Operating loss                                            (521)         (261)          260          (976)         (433)          543

Interest income                                             34             0            34            57             1            56
Interest (expense)                                           0          (102)          102           (38)         (204)          166
Contributed assets                                         179             0           179           179             0           179
Forgiveness of debt                                          9             0             9            34             0            34
                                                                     -------       -------       -------       -------       -------
Net loss                                               $  (299)      $  (363)      $   (64)      $  (744)      $  (636)      $   108
                                                       =======       =======       =======       =======       =======       =======

Net Sales. Net sales increased by approximately $255,000 and $419,000, respectively, in the second fiscal quarter and the six months ended June 30, 2000 compared to the corresponding periods in the prior year. The Company changed the focus of its sales efforts toward OEMs and companies having large fleets of trucks during 1998 and 1999 and the effects of this change began to show late in 1999 and is continuing through the first two quarters of 2000. Management feels it now has a good base of potential customers with very satisfactory product performance results. However there can be no assurance these factors will produce continued improvements in sales.

Cost of Sales. Cost of sales increased by approximately $199,000 and $369,000, respectively, in the second fiscal quarter and the six months ended June 30, 2000 compared to the corresponding periods in the prior year. The increases are related to increased sales volume in the respective periods.

The Company's gross margin increased to 12.7% in the second fiscal quarter from negative 5.7% in the corresponding period in 1999, and increased to 8.6% in the first six months of 2000 from 1.2% in the corresponding period of the prior year. The improvement is due to the effect of the increased sales volume in beginning to offset the costs of excess manufacturing capacity. During the 2000 period, the Company wrote off approximately $27,000 of inventory that is expected to be obsoleted by engineering changes that in are in process to improve the operating size and efficiency of the Puradyn unit.

Selling Expenses. Selling expenses increased by approximately $247,000 and by $362,000 respectively, in the second fiscal quarter and the six months ended June 30, 2000 compared to the corresponding periods in the prior year. In the first and second fiscal quarters of 2000 the Company increased its sales force and increased its promotional efforts to reach additional potential customers. Sales efforts had been curtailed during 1998 and 1999 due to the Company's limited cash flow and cash resources.

General and Administrative Expenses. General and administrative expenses increased by approximately $73,000 and $158,000 in the second fiscal quarter and the six months ended June 30, 2000 compared to the corresponding periods in the prior year. As noted with Selling Expenses above, the Company had curtailed its spending in 1998 and 1999 due to limited cash resources. In 2000, the Company increased its staff size and the salary amounts to existing executives and staff.

Engineering and Development Expenses. Engineering and development expenses decreased by approximately $4,000 and increased by $73,000, respectively, in the second fiscal quarter and the six months ended June 30, 2000 compared to the corresponding periods in the prior year. This increase in the six month period is due to expenses paid for outside engineering work in the first fiscal quarter of 2000 related to the re-design of the Puradyn unit referred to above. Otherwise, Engineering expenses have been relatively constant between the years.

Interest Income and Interest Expense and Forgiveness of Debt. Interest income increased by approximately $34,000 and $56,000, respectively, in the second fiscal quarter and the six months ended June 30, 2000 compared to the corresponding periods in the prior year. The increased income is due to income from the investment of funds received from the stock sold in the first quarter of 2000. Proceeds from stock sold in the second fiscal quarter were received in late June, 2000 and have not yet had an effect on interest income. There were virtually no invested funds in the prior year.

Interest expense decreased by approximately $102,000 and by $166,000, respectively, in the second fiscal quarter and the six months ended June 30, 2000 compared to the corresponding periods in the prior year due to the cancellation of all outstanding notes payable (having a principal balance of approximately $3,900,000) in January, 2000.

Contributed assets of $179,000 resulted from inventories, patents and fixed assets given to the Company by its joint venture partner in connection with the dissolution of the European joint venture company.

Forgiveness of debt of approximately $34,000 in six months ended June 30, 2000 is related to interest on two notes payable that were converted to common stock in January, 2000 that were discussed above. Additional amounts in the second fiscal quarter of 2000 are related to settlement discounts received from vendors.


Liquidity and Capital Resources.
         The Company has had operating losses since inception and, consequently, its capital requirements in connection with its business activities have been and may continue to be significant. To fund its activities from inception to date, the Company has been entirely dependent upon the proceeds of sales of its securities to investors and from loans of which $3,893,000 was converted to stock in January, 2000. In addition, on March 6, 2000, the Company completed the sale of 4,172,000 shares of its Common Stock with net proceeds of approximately $4,100,000 (of which $500,000 had been paid in December, 1999). The Company has a second private offering of its common stock in process from which it has received $5,625,000 through June 30, 2000.

As a direct result of the recent infusion of cash discussed above, at June 30, 2000, the Company had working capital of approximately $8,519,803 and with a current ratio (current assets to current liabilities) of 33.93 to 1. The Company believes it has sufficient cash for the foreseeable future, however there is no assurance that sales will increase to the level required to generate profitable operations and to provide positive cash flow from operations.

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

Sales of the Company's products will depend principally on end user demand for such products and acceptance of the Company's products by original equipment manufacturers ("OEM's"). The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company's products is subject to uncertainty. Developing market acceptance, particularly worldwide, for the Company's existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.


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

ITEM 2.  CHANGES IN SECURITIES.
         On March 6, 2000, the Company completed the sale of 4,172,000 shares of its Common Stock with net proceeds of approximately $4,100,000 (of which $500,000 had been paid in December, 1999). The Company has a second private offering of its common stock in process from which it has received $5,625,000 through June 30, 2000 for the sale of 750,101 shares.

         On June 23, 2000, the Board of Directors approved an amendment to the Company's 1999 Stock Option Plan to increase the number of shares of Common Stock covered by such Plan from 2,000,000 shares to 3,000,000 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a)    Exhibits:
           Exhibit 27 - Financial Data Schedule (Electronic filing only)

     b)    Reports on Form 8-K.
           On June 12, 2000, the Company reported the appointment of two additional members to the Board of Directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PURADYN FILTER TECHNOLOGIES INCORPORATED
                                                            (Registrant)




 Date:  July 28, 2000
                                 By  /s/ Alan J. Sandler
                                     -------------------------------------------
                                     Alan J. Sandler
                                     Vice President and Chief Accounting Officer