Form 10QSB
period 2000-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2000-11-14
CIK 1019787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

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

                           Yes                          No

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 2000: 14,163,003 shares of Common Stock.

                        Puradyn Filter Technologies, Inc.
                      Condensed Consolidated Balance Sheet
                 As of September 30, 2000 and December 31, 1999
                                   (Unaudited)

                                                          September 30,   December 31,
                                                              2000            1999
                                                          ------------    ------------
Assets
Current Assets:
Cash and cash equivalents                                 $  2,081,474    $      8,121
Short term investments                                       6,658,729               0
Trade accounts receivable, net                                 208,352          78,876
Inventories                                                    453,376         209,531
Prepaid expenses and other current assets                       66,635           4,031
                                                          ------------    ------------
Total current assets                                         9,468,566         300,559

Property and equipment, net                                    273,150         182,347
Other assets                                                   100,794          10,236
                                                          ------------    ------------

         Total assets                                        9,842,510         493,142
                                                          ============    ============

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities:
Accounts payable                                               123,913         179,544
Accounts payable and accrued expenses, related parties          64,049         194,240
Accrued expenses                                                78,905          97,263
Customer deposits                                               90,194          60,076
Current portion of capital lease obligations                     9,109          12,537
Note payable to bank                                                 0         525,000
Note payable to shareholder                                          0         150,000
Note payable and accrued interest to QIP, a shareholder              0       3,191,086
                                                          ------------    ------------
Total current liabilities                                      366,170       4,409,746

Capital lease obligation                                        11,280               0
                                                          ------------    ------------
Total liabilities                                              377,450       4,409,746
                                                          ------------    ------------


Stockholders' Equity (Deficiency):
 Preferred Stock, $.001 par value, 500,000 shares
      authorized; none issued and outstanding                        0               0
 Common Stock, $.001 par value, 20,000,000
      shares authorized; 14,163,003 and 5,998,628
      issued and outstanding, respectively                      14,163           5,999
  Additional paid-in-capital                                22,706,795       8,017,398
 Loans receivable, net                                         (19,506)        (50,931)
 Accumulated deficit                                       (13,236,392)    (11,889,070)
                                                          ------------    ------------
    Total stockholders' equity (deficiency)                  9,465,060      (3,916,604)
                                                          ------------    ------------
Total liabilities and stockholders' equity (deficiency)   $  9,842,510    $    493,142
                                                          ============    ============


     See accompanying notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
     For the Three Months and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                               Three Months Ended                          Nine Months Ended
                                                  September 30,                               September 30
                                          ----------------------------                ----------------------------
                                              2000            1999                       2000              1999
                                          ------------    ------------                ------------    ------------
Net sales                                 $    358,831    $    147,621                $  1,042,959    $    412,904
Cost of  sales                                 334,036         135,820                     965,270         398,159
                                          ------------    ------------                ------------    ------------
Gross profit                                    24,795          11,801                      77,689          14,745
                                          ------------    ------------                ------------    ------------

Operating expenses

  Selling                                      317,032          75,574                     826,671         223,363
  General and administrative                   402,815          95,954                     801,498         337,250
  Engineering and development                   51,833           9,429                     171,882          56,105
                                          ------------    ------------                ------------    ------------
Total operating expenses                       771,680         180,957                   1,800,051         616,718
                                          ------------    ------------                ------------    ------------
Operating loss                                (746,885)       (169,156)                 (1,722,362)       (601,973)
                                          ------------    ------------                ------------    ------------

Other income (expense):
Interest income                                143,462               7                     200,640             656
Interest expense                                (1,452)       (110,896)                    (39,691)       (315,076)
Contributed assets                                   0               0                     178,660               0
Forgiveness of debt                              1,295               0                      35,431               0
                                          ------------    ------------                ------------    ------------
Total other income (expense)                   143,305        (110,889)                    375,040        (314,420)
                                          ------------    ------------                ------------    ------------
Net loss                                  $   (603,580)   $   (280,045)               $ (1,347,322)   $   (916,393)
                                          ============    ============                ============    ============

Basic loss per share                      $       (.04)   $       (.05)               $       (.11)   $       (.17)
                                          ============    ============                ============    ============

Basic number of weighted average
    common shares outstanding               14,069,816       5,323,904                  12,535,301       5,259,594
                                          ============    ============                ============    ============


     See accompanying notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                  For The Nine Months Ended September 30, 2000
                                   (Unaudited)

                                        Common Stock           Additional                                    Stockholders'
                                 --------------------------     Paid-In         Loans        Accumulated        Equity
                                    Shares          Amount      Capital       Receivable        Deficit      (Deficiency)
                                 ------------   ------------   ------------   ------------    ------------    ------------
Balance at January 1, 2000          5,998,628   $      5,999   $  8,017,398   $    (50,931)   $(11,889,070)   $ (3,916,604)



Conversion of debt to stock         3,175,000          3,175      3,889,822              0               0       3,892,997
Issuance of stock for cash          4,592,935          4,593     10,458,695              0               0      10,463,288
Issuance of stock for services         25,313             25         89,395              0               0          89,420
Exercise of stock options             371,127            371        251,485              0               0         251,856
Payments on loans receivable                0              0              0         31,425               0          31,425

Net loss                                    0              0              0              0      (1,347,322)     (1,347,322)
                                 ------------   ------------   ------------   ------------    ------------    ------------
Balance at September 30, 2000      14,163,003   $     14,163   $ 22,706,795   $    (19,506)   $(13,236,392)   $  9,465,060
                                 ============   ============   ============   ============    ============    ============


     See accompanying notes to condensed consolidated financial 6statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Operating activities:
Net loss                                           $ (1,347,322)   $   (916,393)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                        79,849          77,479
    Contributed assets                                 (178,660)              0
    Issuance of stock for services                       89,420               0
    Provision for doubtful accounts                       6,000          10,000
    Issuances of compensatory stock options                   0          79,884
    Changes in operating assets and liabilities:
      Trade accounts receivable, net                   (135,476)        (37,327)
      Inventories                                      (113,980)        111,444
      Prepaid expenses and other current assets         (62,604)          1,489
      Accounts payable                                 (185,822)         24,549
      Accrued expenses                                  (18,358)         95,110
      Accrued interest payable to QIP                    26,910         261,546
Customer deposits and other                              23,418           8,260
                                                   ------------    ------------
Net cash used in operating activities                (1,816,625)       (283,959)
                                                   ------------    ------------

Investing activities:
Additions to investments                             (6,658,729)              0
Additions to patents and trademarks                     (92,600)              0
Purchases of property and equipment                    (114,115)         (1,564)
                                                   ------------    ------------
Net cash used in investing activities                (6,865,444)         (1,564)
                                                   ------------    ------------

Financing activities:
Proceeds from issuance of common stock               10,463,288               0
Proceeds from exercise of stock options, net            251,856               0
Proceeds from bank loan payable                               0         275,000
Stock issued for conversion of debt                   3,892,997               0
Cancellation of notes payable to QIP                 (3,217,997)              0
Cancellation of bank loan payable                      (525,000)              0
Cancellation of note payable to shareholder            (150,000)              0
Payments received on notes receivable                    32,425               0
Proceeds from capital lease obligation                   27,716               0
Payment of capital lease obligations                    (19,863)        (14,207)
Increase in bank overdraft                                    0          24.730
                                                   ------------    ------------
Net cash provided by financing activities            10,755,422         285,523
                                                   ------------    ------------

Increase in cash and cash equivalents                 2,073,353               0
Cash and cash equivalents at beginning of period          8,121               0
                                                   ------------    ------------
Cash and cash equivalents at end of period         $  2,081,474    $          0
                                                   ============    ============

     See accompanying notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation and Company
The accompanying condensed consolidated financial statements as of September 30, 2000 and for the three month and nine month periods ended September 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations for these interim periods. Such interim financial statements have been prepared on the basis of presentation as more fully described in the Puradyn Filter Technologies Incorporated ("the Company") annual financial statements and should be read in conjunction with the Company's audited financial statements which are included in the Company's Form 10-KSB. The results of operations for the three month period and nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

Following the dissolution of the Company's joint venture company located in England effective May 31, 2000 (discussed in Note 6), the Company formed a subsidiary company in June, 2000, called Puradyn Filter Technologies, Ltd. The accompanying financial statements include the balance sheet at September 30, 2000 and results of operations since the date of inception of the subsidiary company.

2. Basic and Diluted Loss Per Share. The Company has adopted Statement of Financial Accounting Standards Board No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of basic and diluted earnings per share. However, because of losses from operations, the effect of stock options, warrants and convertible debt (in 1999) is anti-dilutive.

2.   Inventories
At September 30, 2000, inventories consist of the following:

                  Raw materials                                       $ 337,283
                  Finished goods                                        116,093
                                                                      ---------
                  Total inventories                                   $ 453,376
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

At the time of the dissolution, Centrax, sold to the Company for approximately $38,000 certain foreign patents on the Puradyn technology it had on its books. In addition it gave to the Company for no consideration certain other inventory (having a stated value of approximately $230,000) and factory machines and tools and dies it had used in manufacturing products for the joint venture (having an estimated value of approximately $49,000). The patents were recorded at cost. The fixed assets were recorded at their estimated fair market value of $49,000 and the inventories of $260,000 were recorded at their stated value with an initial estimated valuation allowance of $130,000. The Company is using these assets to conduct operations in England and to sell into the countries formerly serviced by the joint venture.

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

8.  Stockholders' Equity.
As discussed in Notes 3, 4 and 5, the Company in January, 2000, converted $3,892,997 of debt into 3,175,000 shares of its Common Stock. The Company also sold shares of its Common Stock under two private offerings, one completed in March, 2000, raised $3,594,240 through the issuance of 3,672,000 shares and being completed at September 30, 2000, raised $9,869,000 through the issuance of 920,935 shares. Other shares were issued during the six months ended September 30, 2000 for the exercise of stock options (371,127 shares) and in exchange for services (28,313 shares).

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

The sales effort not only involves educating a potential customer on the benefits of the product, but often allowing the customer to test the Puradyn System on its fleet vehicles. Consequently the sales cycle can be relatively long. The Company is currently in test with a number of major automotive, truck and engine OEM's and related manufacturing companies. In the case of OEM's, the goal is to obtain their approval to eventually install the Puradyn System on their products as standard or optional equipment at their factories and to distribute the Puradyn System throughout their dealer networks.

In the case of large vehicle fleets the goal is to obtain performance approval and to retrofit existing fleet vehicles with the Puradyn System and to have the Puradyn System installed on all new vehicle engines. The Company just completed an initial test with a company having one of the largest private fleets in the country began retrofitting its products on a portion of their fleet vehicles beginning in July, 2000 for a second stage evaluation test. After two years of tests on vehicles subject to heavy, intensive road use, the Texas Department of Transportation, General Services Division, approved the Puradyn System for use on its vehicles. As a result of testing and approval for use of the Puradyn System by most branches of the U.S. military, the Environmental Division of the U.S. Navy for Souda Bay (Greece) has placed an initial order with the Company to begin installation of the Puradyn System on their vehicles and equipment. Further, the Company recently received approval from a large oil company in Kuwait and is expecting continuing orders from this company for their stationary generators beginning in the fourth fiscal quarter.

The Company feels there is increasing awareness on the part of vehicle and engine manufacturers and on the part of vehicle fleet managers of the cost benefits of the Puradyn System, the Company's warranties and the environmental benefits of conserving oil and reducing the disposal of waste oil. The credibility of the Puradyn System and the concept of extended oil drain intervals are now becoming more readily accepted. The Company believes that this increasing acceptance is also due to third-party testing of the product and awards and other recognition the Puradyn System has received.

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

On January 24, 2000, the Company completed the conversion of $3,175,000 of principal amount of debt of five notes payable (together with accrued interest of $718,000 that had been added to principal of two of the notes payable) into 3,175,000 shares if its common stock. The Company also obtained forgiveness of $26,000 in unpaid interest on two other notes payable. On March 6, 2000, the Company completed the sale of 4,172,000 shares of its Common Stock with net proceeds of approximately $4,100,000 (of which $500,000 had been paid in December, 1999). Furthermore, at September 30, 2000, the Company was completing the sale of an additional 920,935 shares of its Common Stock to raising an additional $6,869,000.

The Company filed an application in early November, 2000, to list its common stock on the NASDAQ small cap market.

Results of Operations for the Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999 and for the Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999.

The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months and nine months ended September 30, 2000 to the corresponding periods ended September 30, 1999, in thousands.

                                               Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                        -----------------------------   -----------------------------
                                                                          Incr.                 Incr.
                                          2000       1999     (Decr.)     2000      1999       (Decr.)
                                        -------    -------    -------   -------    -------    -------
                                                (in thousands)                (in thousands)
 Net sales                              $   359    $   147    $   212   $ 1,043    $   412    $   631
                                        -------    -------    -------   -------    -------    -------
Operating costs and expenses:
  Cost of sales                             334        135        199       965        398        567
  Selling expenses                          317         76        241       826        223        603
  General and administrative expenses       403         96        307       802        337        465
  Engineering and development                52          9         43       172         56        116
                                        -------    -------    -------   -------    -------    -------
Total operating costs and expenses        1,106        316        790     2,765      1,014      1,751
                                        -------    -------    -------   -------    -------    -------
Operating loss                             (747)      (169)       578    (1,722)      (602)     1,120

                                             Three Months Ended               Nine Months Ended
                                               September 30,                    September 30,
                                        -----------------------------   -----------------------------
                                                               Incr.                           Incr.
                                          2000      1999      (Decr.)     2000      1999      (Decr.)
                                        -------    -------    -------   -------    -------    -------
Interest income                             143          0        143       201          1        200
Interest (expense)                           (1)      (111)       110       (40)      (315)       275
Contributed assets                            0          0          0       179          0        179
Forgiveness of debt                           1          0          1        35          0         35
                                        -------    -------    -------   -------    -------    -------
Total other income (expense)                143       (111)       254       375       (314)       689
                                        -------    -------    -------   -------    -------    -------
Net loss                                $  (604)   $  (280)   $   324   $(1,347)   $  (916)   $   431
                                        =======    =======    =======   =======    =======    =======

Net Sales. Net sales increased by approximately $212,000 and $631,000, respectively, in the third fiscal quarter and the nine months ended September 30, 2000 compared to the corresponding periods in the prior year. The Company changed the focus of its sales efforts toward OEMs and companies having large fleets of trucks during 1998 and 1999 and the effects of this change began to show late in 1999 and is continuing through the first three quarters of 2000. Management feels it now has a good base of potential customers with satisfactory product performance results. However there can be no assurance these factors will produce continued improvements in sales.

Cost of Sales. Cost of sales increased by approximately $199,000 and $567,000, respectively, in the third fiscal quarter and the nine months ended September 30, 2000 compared to the corresponding periods in the prior year. The increases are related to increased sales volume in the respective periods.

The Company's gross margin decreased to 6.9% in the third fiscal quarter from 8.0% in the corresponding period in 1999, but for the first nine months of 2000, gross margin increased to 7.4% from 3.6% in the corresponding period of the prior year. The overall improvement year to date is due to the effect of the increased sales volume in beginning to offset the costs of excess manufacturing capacity.

Selling Expenses. Selling expenses increased by approximately $241,000 and by $603,000 respectively, in the third fiscal quarter and the nine months ended September 30, 2000 compared to the corresponding periods in the prior year. During the first three fiscal quarters of 2000 the Company increased its sales force and increased its promotional efforts to reach additional potential customers including hiring a public relations firm, increased advertising and exhibiting at various trade shows. Sales efforts had been curtailed during 1998 and 1999 due to the Company's limited cash flow and cash resources. The Company expects increases in Selling Expenses in the near future as it expands its selling efforts.

General and Administrative Expenses. General and administrative expenses increased by approximately $307,000 and $465,000 in the third fiscal quarter and the nine months ended September 30, 2000 compared to the corresponding periods in the prior year. As noted with Selling Expenses above, the Company had curtailed its spending in 1998 and 1999 due to limited cash resources. In 2000, the Company increased its staff size and the salary amounts to existing executives and staff, and added an outside investor relations firm and consulting expenses in the form of amortized cost of stock warrants given to in lieu of cash to consultants. In the third fiscal quarter the Company added its President and experienced increases in travel among executives in sales efforts. Also, during the third fiscal quarter the expenses of the new subsidiary company in England added approximately $50,000 to the overall increase. The Company expects increases in General and Administrative Expenses in the near future as it expands its administrative staff and capabilities.

Engineering and Development Expenses. Engineering and development expenses increased by approximately $43,000 and by $116,000, respectively, in the third fiscal quarter and the nine months ended September 30, 2000 compared to the corresponding periods in the prior year. This increase in the nine month period is due to expenses paid for outside engineering work in the first fiscal quarter of 2000 related to the re-design of the Puradyn unit referred to above, and the cost in the third fiscal quarter of prototypes of the new products.

Interest Income and Interest Expense and Forgiveness of Debt. Interest income increased by approximately $143,000 and $200,000, respectively, in the third fiscal quarter and the nine months ended June 30, 2000 compared to the corresponding periods in the prior year. The increased income is due to income from the investment of funds received from the stock sold in the first three fiscal quarters of 2000. Invested funds total approximately $6,600,000 plus approximately $2,000,000 which is in cash equivalent investments. There were virtually no invested funds in the prior year.

Interest expense decreased by approximately $110,000 and by $275,000, respectively, in the third fiscal quarter and the nine months ended September 30, 2000 compared to the corresponding periods in the prior year due to the cancellation of all outstanding notes payable (having a principal balance of approximately $3,900,000) in January, 2000.

Contributed assets of $179,000 resulted from inventories, patents and fixed assets given to the Company by its joint venture partner in connection with the dissolution of the European joint venture company.

Forgiveness of debt of approximately $35,000 in nine months ended September 30, 2000 is related to interest on two notes payable that were converted to common stock in January, 2000 that were discussed above, and settlement discounts received from vendors.

Liquidity and Capital Resources.
The Company has had operating losses since inception and, consequently, its capital requirements in connection with its business activities have been and may continue to be significant. To fund its activities from inception to date, the Company has been entirely dependent upon the proceeds of sales of its securities to investors and from loans of which $3,893,000 was converted to stock in January, 2000. In addition, on March 6, 2000, the Company completed the sale of 4,172,000 shares of its Common Stock with net proceeds of approximately $4,100,000 (of which $500,000 had been paid in December, 1999). The Company is completing a second private offering of its common stock in process from which it has received $6,869,000 through September 30, 2000 for the sale of 920,935 shares.

As a direct result of the recent infusion of cash discussed above, at September 30, 2000, the Company had working capital of approximately $9,102,396 and with a current ratio (current assets to current liabilities) of 25.86 to 1. The Company believes it has sufficient cash for the foreseeable future, however there is no assurance that sales will increase to the level required to generate profitable operations and to provide positive cash flow from operations.

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

ITEM 2.  CHANGES IN SECURITIES.
         On March 6, 2000, the Company completed the sale of 4,172,000 shares of its Common Stock with net proceeds of approximately $4,100,000 (of which $500,000 had been paid in December, 1999). The Company is completing a second private offering of its common stock at September 30, 2000, from which it has received $6,869,000 through for the sale of 920,935 shares.

ITEM 5.  OTHER INFORMATION.
         On June 23, 2000, the Board of Directors approved an amendment to the Company's 1999 Stock Option Plan to increase the number of shares of Common Stock covered by such Plan from 2,000,000 shares to 3,000,000 shares. On November 8, 2000, the Board of Directors approved a Non-Employee Directors' Stock Plan underwhich 400,000 shares of the Company's common stock has been reserved for issuance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     a)    Exhibits:
           Exhibit 10.21 - Non-Employee Directors' Stock Plan
           Exhibit 27 - Financial Data Schedule (Electronic filing only)

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

                                       PURADYN FILTER TECHNOLOGIES INCORPORATED
                                                (Registrant)

Date:  November 9, 2000
                                       By  /s/
                                          -----------------------------------
                                              Alan J. Sandler
                                              Vice President