Form 10KSB40
period 2000-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2001-04-19
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10--KSB

(Mark one)

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                   For the fiscal year ended December 31, 2000
                                            -----------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

    For the transition period from                     to
                                   -------------------    ----------------------
                       Commission file number      0-29192
                                             -----------------------------------

                    Puradyn Filter Technologies, Incorporated
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            Delaware                                     14-1708544
----------------------------------          -----------------------------------
(State or  other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or  organization)



3020 High Ridge Road, Suite 100, Boynton Beach, Florida           33426
-------------------------------------------------------      ----------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number (561) -547-9499
                          --------------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered

-----------------------------------   ------------------------------------------

-----------------------------------   ------------------------------------------

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

State issuer's revenues for its most recent fiscal year.  $1,272,271

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Common stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 19, 1999. Based on the closing price of the Common Stock quoted on the OTC Bulletin Board as reported on March 20, 2001 ($4.31), the aggregate market value of the 7,224,218 shares of the Common Stock held by the persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $31,136,000. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 20, 2001: 14,206,541 This report contains a total of __ pages.

                                     PART I

The term "company" or "Puradyn" refers to Puradyn Filter Technologies, Incorporated, unless the context otherwise implies.

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

The Company

Introduction
------------
         The company owns the rights to manufacture, market and distribute worldwide the Puradyn(R) by-pass oil filtration system ("Puradyn") for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. The Puradyn cleans oil by continually removing solid and liquid contaminants from the oil through a sophisticated and unique filtration and evaporation process. The Puradyn has been used successfully to substantially extend oil-drain intervals and to extend the time between engine overhauls to up to three times longer than traditional intervals. The company also manufactures and sells disposable replacement filter elements ("Element") for the Puradyn.

         By keeping the oil continually clean, the Puradyn effectively extends engine life and dramatically reduces new oil purchases as well as maintenance time and the costs and environmental concerns involved in the storage and disposal of waste oil. In addition, customer statements support improved fuel efficiency from the use of utilizing continuously clean oil, which will reduce engine energy loss due to friction.

Background and Formation of Puradyn Filter Technologies, Incorporated
---------------------------------------------------------------------
         The patents issued on the oil filtration system that, after further development, has evolved into the current Puradyn units, were issued in the early 1980's. The owners of such patents attempted to market and sell the original system under various other trade names, but were not successful. The factors to which that could be attributed, include (a) the failure of potential customers to understand the importance or possibility of continually clean oil and belief that extended drain interval could be practical; (b) lack of consumer awareness of the importance of the environmental benefits inherent in the Puradyn; (c) the absence of acceptance and endorsement by engine and vehicle manufacturers; (d) general disbelief that the product would perform as claimed and could provide benefits in a cost-effective manner; (e) inadequate capitalization, and (f) limited management experience.

        In 1987, T/F Systems, Inc., a Delaware corporation ("Systems"), of which Richard C. Ford and Willard H. Taylor (deceased) were equal stockholders, obtained certain limited distribution rights to the Puradyn, previously known as the Purifiner in several states from Refineco Manufacturing Company, Inc. ("Refineco"), then located in Oakland Park, Florida (Byron Lefebvre, currently an employee for the company, was then the President of Refineco). In 1988, Systems obtained an option to acquire the exclusive manufacturing and marketing rights to the Purifiner in the event Refineco, and subsequently, Purifiner Distribution Corporation of Chicago, Illinois, were unable to meet their commitments to supply Purifiners to Systems. As a result of a default, and a failure of the manufacturer to meet this supply commitment, Systems obtained the worldwide manufacturing and marketing rights to the Purifiner in 1990.

         In February 1988, Puradyn Filter Technologies, Incorporated was incorporated in Delaware under the name "Econology Systems, Inc." On October 16, 1990, the name was changed to "T/F Purifiner, Inc." The company was inactive until 1991, when it obtained the distribution and marketing rights to the Purifiner by virtue of an assignment from Systems (at the time owned equally by Messrs. Ford and Taylor). However, System's ownership of the rights to the Purifiner were contested in court by other third parties who were also manufacturing and marketing a device similar to the Purifiner and using the Purifiner trademark. Eventually, the court ruled in favor of Systems with respect to its manufacturing and marketing rights, and in May 1993 all appeals by the other parties were exhausted. During the period of this litigation, the company continued to market the Purifiner, but success was limited due to various factors including the pending litigation and the actions by these other parties in the marketplace.

         Prior to December 31, 1995, Puradyn Filter Technologies, Incorporated was the exclusive distributor and Systems was the exclusive manufacturer of the Purifiner. On December 31, 1995, in exchange for any claims Puradyn had in the delay damage award, Puradyn purchased all operating assets and assumed all operating liabilities of Systems, except for (a) any benefits and/or liabilities related to a delay damage judgment awarded in December 1994 against the other parties discussed above, and (b) liabilities related to certain stockholder advances made to Systems by Ford and Taylor. Accordingly, Puradyn currently owns all manufacturing and marketing rights previously owned by Systems.

         On February 4, 1998, the company filed a Certificate of Amendment to its Certificate of Incorporation, which changed its name from T/F Purifiner, Inc. to Puradyn Filter Technologies Incorporated.

         The company curtailed its operations and reduced its remaining workforce to key personnel in March 1998, due to continuing operating losses and negative cash flow. These actions were taken to reduce the amount of cash required to maintain operations of the company. At the same time, the company sought to arrange additional financing. In November 1999, the company formulated a plan to convert all of its outstanding notes payable into common stock and to sell additional common stock to raise cash in excess of $3,500,000.

         On January 24, 2000, the company completed the conversion of $3,175,000 of principal amount of debt of five notes payable (together with accrued interest of $717,997 that had been added to principal of two of the notes payable) into 3,175,000 shares of its common stock. On February 28, 2000, the company completed the sale of 4,172,000 shares of its Common Stock with net proceeds of approximately $4,428,642 (of which $500,000 had been paid in December 1999.) Furthermore, on September 26, 2000, the company completed the sale of an additional 940, 935 shares of its Common Stock with net proceeds of approximately $6,558,966, for a total of $10,987,608 of new funds.

Joint Venture.
--------------
         In 1996, the company entered into a joint venture agreement with Centrax, Ltd. (with Puradyn owning 45%, Centrax owning 45%, and Albert N. Davies of Devon U.K., owning the remaining 10%.) called TF Purifiner, Ltd. ("Ltd.") Ltd. manufactured, distributed, and marketed the company's products in Europe, the Middle East, the former Soviet Union, Egypt, and South Africa. The joint venture had operating losses and negative net worth, and, consequently, the company had no recorded investment in Ltd. Effective May 31, 2000, the company and Centrax agreed to dissolve Ltd. with no obligation on the part of the company to have any liability for, or to fund any part of, the dissolution.

At the time of the dissolution, Centrax sold to the company certain foreign patents, inventory and factory equipment used in manufacturing products for the joint venture. The patented products, consisting of a full-flow and a by-pass oil filter, all housed in one Puradyn unit, as well as a side-by-side full-flow and Puradyn by-pass filter are products designed primarily for original equipment manufacturers (OEM.) The company is currently concluding its funding operations in England under the name Puradyn Filter Technologies, Limited ("Ltd."), which performs certain manufacturing functions and primarily markets the product to distributors in the countries formerly serviced by the joint venture.

Products
--------
         The Puradyn Oil Filtration System, formerly called the Purifiner Oil Purification System, dramatically extends the life of lubricating oil in internal combustion engines as well as hydraulic fluid used in industrial machinery. The core product, the Puradyn, can be attached to any engine. In essence, it works like a dialysis machine that filters blood to rid it of impurities, so it keeps the oil in engines continually clean. Whenever the engine or machinery is operating, the Puradyn is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as liquid contaminants (water and fuel.) As the Puradyn dramatically extends the useful life of the oil, it also protects the engine or hydraulic equipment from the harmful wear caused by contaminants in oil. Since the oil is continuously clean, wear in the engine or hydraulic equipment is kept to a minimum resulting in less down time for maintenance and longer engine life. Further, not only are oil purchases drastically reduced but the need for and cost of disposal decline dramatically.

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

         The Puradyn is currently manufactured in six different sizes suitable for placement on engines or equipment with oil sump capacities ranging from 8 to 240 quarts. A new generation of product, with an anticipated availability in May 2001 will be manufactured in nine different sizes with sump oil capacities varying from 4 to 240 quarts (see "Manufacturing and Production.") The Puradyn also can be used in multiples for larger oil sumps. Qualified personnel can usually install the Puradyn on engines and other equipment in approximately 1 1/2 to 2 hours.

         The company unveiled the next generation of its by-pass oil filtration systems at the TMC show in Nashville, TN on March 11, 2001. Similar to the company's previous units, the new Puradyn by-pass oil filters allow engines to operate for hundreds of thousands of miles without the need for a traditional oil change to save customers significant maintenance costs including up to a 90% reduction in the need for new oil and the amount of oil for disposal.

         As with Puradyn's prior system, the new generation of filters clean, reduce and maintain oil contaminants down to 0.25 micron (standard full-flow oil filters maintain contaminants in the 15-40 micron range.) By continually removing contaminates and replacing vital additives through its patented time-release additive package, Puradyn's filters substantially extend intervals between oil changes.`

         For its new filters, Puradyn has implemented patented technology that provides several improvements over previous Puradyn filters including:

             o CGP(TM)(Chemical Grafting Process): this new technology improves the attraction and retention of soot and other solid contaminants to the packed cotton filter material.

             o Increased oil distribution within the filter: New product engineering distributes oil more evenly throughout the main filter element. This reduces the effect of "channeling."

             o Ease of maintenance: The filter element of the new filter can be replaced in a matter of seconds.

Puradyn developed the new filter technology over the past three years. Field-testing was conducted over the past 30 months. The consolidated results from across the country show that test vehicles averaged more than 160,000 miles without the need for a traditional oil change. In addition, 1,800 hours of in-house and independent testing have been conducted on the new filter. No oil related problems were experienced during laboratory or field-testing.

         The company also has developed and sells a Hydraulic Batch System ("HBS"), which is mounted on a handcart for mobility. The HBS was developed to clean 55-gallon drums of used hydraulic oils, which substantially reduces oil purchases as well as the high costs of storing and disposing of used oil in compliance with environmental regulations. The HBS consists primarily of two 60-quart Puradyns, a preheater, a pump and other miscellaneous parts.

         All Puradyns are compatible with virtually all standard and synthetic oils on the market and they work with engines using gasoline, diesel, propane or natural gas. Except for the HBS, the Puradyn cannot be used on engines without a pressurized lubricating system, and neither can be used on any engines which mix oil with the fuel.

         The company also manufactures and distributes its replacement Elements for the Puradyn. The company generally recommends that the Element be replaced at the engine manufacturer's recommended/approved periodic oil change interval (with one exception for one model currently used for gasoline applications only, the company generally recommends that the Element be replaced every ten thousand miles or 250 hours when used for gasoline powered automobiles and vans or as oil analysis dictates). The company recently introduced a U.S. patented oil-flow meter which enables the user to visually confirm that the oil is flowing through the Puradyn. The useful life of oil and the Element is dependent on several factors, including the quality of the oil used, type of fuel, condition of engine, and the type and operating environment of the equipment. Accordingly, the change intervals mentioned above may vary. Elements can be changed and an oil sample taken in approximately five to fifteen minutes by the customer.

        The company estimates that the current cost of an oil and full flow-filter change (assuming a person does not do the oil change himself or herself) is approximately $100 or more for heavy-duty trucks. The cost varies depending on, among other things, the type of engine and application, labor and oil costs, and costs of waste oil disposal. Depending on the size of the Element, the current suggested prices for retail end-users of the Elements range from approximately $10 to $35 and the cost of an oil analysis ranges from approximately $9.45 to $15 per sample.

        The company has received patents from the United States Patent Office and certain other countries for a new Element (the "PFT Filter Plus"), in which pelletized chemicals are added to the filtering media. The chemicals are antioxidants which will reduce the amount of oxidation, stabilize the alkalinity and further help reduce the acid build-up of the oil. This is especially important on new engines built since enactment of the Clean Air Act of 1992, which requires tighter specifications for diesel engines. As these engines consume less oil, the amount of makeup oil that is added, which also replenishes the consumed additives in older engines, has decreased. The PFT Filter Plus helps compensate for this factor.

        When the Element is changed, make-up oil is added to replace any oil retained in the used Element or consumed in the normal engine combustion process. The company's performance warranties for product used in the United States and Canada require the user to take a small sample of the used oil for submission to an oil testing laboratory at the same intervals that the OEM recommends/approves for an oil change, but at least once a year. (See "Warranties.") The Puradyn has an oil sample valve to expedite the taking of the oil sample. The company warrants all parts free of defects in workmanship and materials for ten years from date of installation, except the heating element, which is five years.

         Users must maintain a record of the laboratory oil analysis results in order for the company's warranties to remain in effect. Management believes that the risk of losing the Puradyn's warranties encourages customers to complete the oil analysis and replace Elements in a timely manner, making the Puradyn more effective and stimulating recurring Element sales. In order to maintain the company's performance guarantee, users must, among other things, change the full flow filters once a year or every 50,000 to 60,000 miles or 1,500 hours, depending on the particular application of the Puradyn. The oil analysis also helps the company monitor customer satisfaction, and should a problem arise with a particular application, the company and the customer can work together to address the problem and find a solution on a timely basis. Through proper analysis other problems occurring within the engine or equipment, apart from oil contamination, can be diagnosed and corrected before incurring significant problems. To date, there have been no material warranty claims, although there can be no assurances that such a trend will continue.

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

         The company has received letters from Deere & Company, Detroit Diesel Corporation, Caterpillar, Inc., Ford Motor Company, Mack Trucks, Inc., Cummins Engine Company, Inc., DaimlerChrysler Corporation, Mercedes Benz of North American, Inc. and others, who have all stated that the installation and use of the Puradyn does not void their manufacturer's warranties unless an engine failure is attributed to the Puradyn. Most engine manufacturers will accept oil analyses as alternatives to their recommended oil change intervals. This is standard industry practice endorsed by OEMs and various fleet maintenance organizations. Management believes that the existence of other longer-life oils in the marketplace which allow for extended oil drains has been and will continue to exert pressure on the use of oil analysis as an acceptable alternative to engine manufacturer's recommended oil change intervals, as will the cost, environmental and other benefits obtained from extended oil drain intervals.

Warranties.
-----------
         The Puradyn carries a six-month performance guarantee, and is currently generally warranted to the original user to be free of defects in material and workmanship for ten years (previously five years), except for the heating element which is currently warranted for five years (previously two years). The company also offers limited 250,000-mile and 100,000-mile continuous oil purification performance guarantees for Class VII and VIII trucks in the United States and Canada, limited performance warranties for recreational vehicles, including a twelve-month performance warranty, and some limited performance warranties with a specific industrial user. Warranty costs to date during 2000 are estimated under $2,500.

Marketing
---------
         The company's products are marketed to numerous market segments, including trucking, marine, agricultural, bus, recreational vehicle, generator, construction, mining, industrial and hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the company's primary focus is on the on-highway fleet and original equipment manufacturer segments.

         Through 2000, the company has not expended any material amounts to advertise its products in the marketplace and has relied upon editorials, trade shows and other methods to promote its products. However, the company has incurred significant losses in conjunction with its selling efforts.

         Beginning in 2001, the company is planning to expend in excess of $600,000 on advertising/shows/promotion in order to generate awareness and help stimulate sales primarily with OEMs and on-highway fleets. Additionally, sales personnel are being increased from four in 2000 to seven in 2001.

         The company's products have achieved recognition from well-known sources, including (i) certification (in 1994) and re-certification (in 1998) by the California Environmental Protection Agency's Department of Toxic Substances as a "Pollution Prevention Technology", (ii) receipt of the State of Florida' s 1995 Governor' s New Product Award (Small Business Category), (iii) receipt of the National Society of Professional Engineers' 1996 New Product Award "for innovative use of engineering principals and materials, improved function and savings in use and benefit to the national economy" (Small Business Category),
(iv) receipt of the World Trade Center's (Ft. Lauderdale, Florida) 1996 Award for Outstanding Achievement in International Trade (Manufacturing Category), and
(v) being selected as one of the finalists in the 1998 Discover Magazine awards for Technological Innovation and (vi) receipt of Lubricants World's 2001 Annual Award in the Equipment Category for expected contribution "to the advancement and enrichment of the lubricants industry." Management believes that such recognition has and will continue to enable the company to increase the credibility and acceptance of its products.

         In February 1996, the Puradyn gained the support of the American Oceans Campaign ("AOC"), a not-for-profit organization devoted to ensuring the earth's waters are kept free of contamination and pollution. Management believes that the association with AOC and similar groups will be a cost-effective way to promote the Puradyn and increase its sales. However, no assurance can be given that such associations will be successful in promoting the Company's products.

         In April 1996, the company made arrangements to help facilitate retrofit sales of the product at the end-user level through Leasing Innovations, Incorporated ("LII") (formerly Leasing Services, Incorporated), a national leasing company that will provide lease financing to certain of the company's users, subject to normal credit considerations with respect to the user. Many customers have found the up-front cost of purchasing the Puradyn to be in excess of budgeted cash flow for large-scale retrofits. Lease financing will enable the user to immediately benefit from reduced maintenance expenses and to pay for the Puradyn from such savings over variable terms. The company has no written agreement with LII, receives no consideration from LII, and merely provides its customers with LII's brochure which explains LII's services.

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

         The company relies on management's ability to determine the existence and extent of available markets for its product. Company management and consultants have considerable sales and marketing backgrounds and devoted a significant portion of their time to sales related activities. The company has marketed its products at various national trade shows, including the Workboat Show in New Orleans, Louisiana, Mid-America Truck Show in Louisville, Kentucky, the Maintenance Council Show in Nashville, Tennessee, the ConAgra Show in Las Vegas, Nevada and others.

         Management believes that the ultimate success of its product will depend on the strong demand for the product by end-users, while complementing this action by direct sales to OEMs and through their distribution networks. A number of international and domestic engine and truck OEMs are currently evaluating the company' s products, such as Mack Trucks, Ford Motor Company, Detroit Diesel Corporation (engines), Freightliner Corporation, and General Motors Corporation. There can be no assurance that these or other OEMs will accept the company's products for standard original placement on their equipment or directly approve the use of the Puradyn as an option with their equipment. To date, some company customers have purchased and requested that the Puradyns be installed at a Volvo USA factory (North Carolina), International Truck and Engine Corp. (formerly Navistar International) factory, a Mack Truck factory, and a Freightliner factory on a very limited number of vehicles.

Distribution
------------
         The company currently distributes its products through several channels under the Puradyn trademark.

         The company has written distribution agreements with its domestic and Canadian distributors. The company does require these domestic and Canadian distributors to make an initial purchase of a minimum dollar amount of the company's Products. All distributors (domestic and foreign) must pay in a timely fashion. With substantially all its international distributors, the company has written distribution agreements which typically memorialize the minimum dollar amount or units to be purchased and the shipping terms.

        The company has warehouse distributors located in the United States and Canada, primarily in the heavy-duty trucking industry. The remaining distributors are located primarily in South America, England (See "Distribution") and the Far East. These distributors purchase product directly from the company and sell to their existing or new customers. Late in 1997, the company decided to curtail the use of substantially all U.S. manufacturers representatives, except for one primarily industrial agent and two general agents (and two agents for the recreational vehicle market), whose jobs are to establish and service warehouse distributors and introduce the company's products to selected fleets and RV owners. The company pays its manufacturer's representatives negotiated commission rates, depending on the level of services provided. The manufacturers representatives' contracts can be canceled by either party on 30 to 60 days notice. Sales responsibilities are now performed primarily by direct employees to enable the company's personnel to focus their efforts on the US OEM and on-highway segments. The company will accept returns of products that are defective at the time of sale to distributor or prove defective during the warranty period. Subject to company approval, distributor may return once a year, for credit against future purchase of product, an amount not to exceed 5% of the distributor's net purchases during the preceding year. Returns are subject to the following conditions: 1) company approval 2) shipped pre-paid to company 3) product in salable condition, subject to company inspection before acceptance, and subject to a 15% restocking charge. 4) credits for returns will be issued at the distributor price in effect at the time the credit is issued, less any applicable discounts.

         The Company's products are oil refining systems, substantially all of which are sold to distributors and end users for use on transportation vehicles. This could unfavorably affect the Company's overall exposure to credit risk in as much as these customers could be affected by similar economic or other conditions. During 2000, five customers accounted for approximately 39.1% of the Company's net sales. The loss of business from one or a combination of the Company's significant customers could adversely effect its operations.

         Puradyn Filter Technologies, Limited ("Ltd."), the succeeding company to TF Purifiner, Ltd. (Centrax), and wholly-owned by Puradyn Filter Technologies, Inc. (US), operates from the U.K. to generate distribution and sales in Europe, the Middle East, the former Soviet Union, Egypt, and South Africa. Certain manufacturing functions will be performed in the U.K. to modify the product so as to comply with European usage standards. There can be no assurance that such distributors will be successful in introducing the Puradyn in their territories as they will face obstacles similar to those the company and its other distributors have encountered in introducing an innovative technology in their territories. Ltd. has also commenced or completed various Puradyn evaluation programs, including that of a large international generator manufacturer that has been approved and has begun purchasing the Puradyn.

Sales
-----
        Direct Sales. The company directly and/or with the assistance of its manufacturer's representatives, warehouse distributors or other agents markets its products directly to national accounts. Typically these larger customers, and some smaller customers, have required an evaluation period, usually ranging from three to twelve months, to ensure that the company's products perform as advertised. Management believes that this evaluation period will continue to be shortened as the company's products gain wider acceptance and support from well-known customers and OEM's.

         Currently, the company' s products are being evaluated (with various stages of progress) by numerous potential end users, including Kinsley Construction, Anthony Crane Rental Co., Trinity Industries, I.E. Miller Co., City of Dallas, Miami-Dade Water and Sewer G.S.A., Kirby Inland, Southwest Airlines (Dallas), MidSouth Transportation, IBP, United Rental, and others.

         In July 1995, the company's products were issued National Stocking Numbers by the General Services Administration pursuant to a contract which expired in June 1998. The company negotiated a new contract which was received in July 1999. This will enable the company to more efficiently sell its products to the U.S. Government and its agencies.

         To date, purchasers of the company's products have included USF Dugan, Cyprus Bagdad Corporation, Miami-Dade County Schools, Lee County Schools, Fort Worth Carriers, Seaboard Marine, the Texas Department of Transportation, Vulcan Chemicals and others.

         Late in 2000, Asplundh Tree Expert Company, the world's largest vegetation management company with one of the nation's largest, privately-held fleet of trucks and equipment, began purchasing the Puradyn for new equipment including trucks, chippers and aerial devices.

         Recent sales efforts by the company have resulted in the following:
Contract negotiations with Florida school districts for Puradyn installation to their buses; product purchases of approximately 1,000-1,500 units by Miami-Dade County during 2001; negotiations are in process with an agency of a large state for specification of Puradyn units as an option for their vehicles; a large truck manufacturer began testing with Puradyn units; a major GM modification company has placed Puradyn products as an equipment option in their customer catalog; a major utility issued a $99,950 blanket purchase order for Puradyns; the Texas Department of Transportation's General Services Division began purchasing Puradyn product after an approximately two year test; a large southwestern city has initiated purchasing for its Public Works and Solid Waste Divisions; a major fire apparatus OEM has named the Puradyn as optional equipment for its customers; the Environmental Division of the U.S. Navy for Souda Bay has begun purchasing Puradyn units for their many different types of vehicles and equipment; after intensive testing, the U.S. Navy at the Puget Sound Naval Shipyard purchased units for their large generators; the U.S. Navy Warfare Center in Lakehurst, NJ as well as the U.S. Coast Guard also recently purchased Puradyn units; and other numerous evaluations are in progress that management feels should result in sales to these companies during 2001. Also, the company was recently awarded aftermarket sales rights for representation in the States of Michigan and Florida, and hired a marketing and public affairs consultant to promote Puradyn to municipalities in Florida and other specified states. Additionally, the company received approval for Florida's State Negotiated Agreement Price Schedule (SNAPS) to allow easier marketing of Puradyn to Florida's local and state government agencies at discounted prices.

         International Sales. The company directly and/or with the assistance of commission based manufacturer's representatives have established primarily non-exclusive distributors in various countries, including Australia, Thailand, Colombia, Panama, Pakistan, China, Hong Kong, and other countries. The majority of these distributorships were established in 1995 and later. Therefore, the ultimate success of these and other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories, including obtaining local evaluations, establishing distribution and other factors similar to those faced by the company in the United States. The company's sales to its Asia/Pacific distributors were $9,000 in 2000 and $5,000 in 1999. Sales have been adversely affected by the weakened local economies of these nations and future sales to these distributors may be adversely affected due to these continuing economic and/or political problems. Finally, sales to Latin America amounted to $129,000 versus $54,000 in 1999. Due to focus by the company on the US marketplace and other factors, it is anticipated that growth of sales in these and other international regions may be limited.

Manufacturing and Production.
-----------------------------
         The Company subcontracts for the manufacture of component parts for its Puradyn units and manufactures substantially all of its Filter Elements. The component parts are assembled, packed and shipped from the company's facility in Boynton Beach, Florida.

         The company currently single sources (i.e. purchases each raw material and component part from a specific vendor) substantially all of its raw materials and component parts from various vendors in the United States. Substantially all the tools and dies used by certain of the company's vendors are owned by the company. The company believes that there are alternative sources of supply, and the company does not anticipate that the loss of any single supplier would have a material long-term adverse effect on its business, operations or financial condition. Management intends to obtain additional tooling and dies and to upgrade certain of its existing manufacturing equipment and may expand its vendor network for the purpose of limiting its exposure to its single source suppliers.

The filter elements for the new generation of Puradyn filters have been designed so they can also be used with all previous Puradyn units. Availability of the new product is expected approximately May 15, 2001. The company is in the early process of developing quality control systems in line with QS 9000 and ISO 14000 quality standards to ensure that the company's product quality will consistently meet the requirements of the trucking and automotive industries.

Competition.
------------
         Although the company believes it is the largest supplier of bypass oil purification systems (see "Legal Proceedings - Premo Litigation"), the company effectively competes with other bypass oil filtration products such as the Spinner II unit of T.F. Hudgins, Inc., and the bypass filter made by Premo Lubrication Technologies, Incorporated, Luberfiner, Inc., Parker Hannifin Corporation - Racor Division, and others. Recent results performed by a major independent testing facility on the company's by-pass oil filtration system demonstrated that its product surpassed the capacity, efficiency and overall performance of its leading competition with an average efficiency of 92.05% for Puradyn as compared with 67.47% for the Mann/Hummel "Centrifuge System." These tests were performed at the request of one of the country's largest engine manufacturers. The company's products tend to negatively affect the sales of full-flow filters, maintenance services, replacement parts, original oil sales and oil disposal, as well as sales of new engines.

         All of these products and services are provided by companies that have significantly greater financial, marketing and operating resources than does the company.

Patents and Trademarks.
-----------------------
        The company has pending patents for a redesigned Puradyn, the basis for the next generation of the Puradyn products, and the TFP Filter Plus which have been issued in the United States and certain other foreign countries in 1997 (See "Distribution - TF Purifiner Ltd.). In 1997, the company obtained a U.S. patent for its new oil flow meter which enables the user to visually determine that oil is flowing through the Puradyn. A U.S. patent was issued in 1998 covering a method of introducing additives into the oil. These patents expire from May, 2014 to October, 2016. The company recently applied for a provisional patent application for improved filtration efficiency using a CGP (Chemical Grafting Process.) There can be no assurance that such patents withstand competitive threats to their patentability or, in the case of the redesigned Puradyn, be developed into commercially viable products.

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

         As of March 26, 2001, Puradyn notified the owner of the aforementioned remaining patent that the company is no long producing or shipping this unit, nor would the company be using the Purifiner name in the U.S. As such, no further royalties under this patent would be paid.

        The company has registered the product trademark, "Purifiner" in substantially all the countries of the industrialized world (other than in the United States, where the company's licensor has registered the trademark) and is registering the Puradyn trademark in the United States and other all countries where the "Purifiner" is registered. Further, the company has filed a provisional Patent Application for CGP(TM) (Chemical Grafting Process), its new technology that enhances the attraction and retention of soot and other solid contaminants in the Puradyn Filter Element.

        At the time of disbanding the joint venture with Centrax (see Distribution), and the subsequent formation of Puradyn Filter Technologies, Ltd., both in the U.K., the company acquired several foreign patents on Puradyn technology which included a manifold type full-flow filter/by-pass filtration unit (side-by-side.)

Governmental Approval.
----------------------
         The company's products typically do not require any governmental approvals. As part of the certification process under the California Environmental Protection Agency's Department of Toxic Substances, in July 1994, and re-certification in July 1998, the company has obtained an Executive Order issued by the State of California Air Resources Board stating that the Purifiner (Puradyn) does not reduce the effectiveness of applicable vehicle pollution control systems, and may be installed on all 1998 and older model year vehicles with pressure oil systems.

Engineering and Development.
----------------------------
         The company has two engineers on staff to support the product line at this time. One has the position of Director of Manufacturing/Product Development and the other has the position of Project Engineer. The engineering department is also testing additional design improvements that also may be candidates for patents for the company. During the past two years the company's engineering department has devoted resources to improve the products filtration efficiency and abilities to meet the customers extended drain interval requirements with the next generation of diesel engines. This required a complete redesign of the existing product to make it easier to use by our customers. The improved product eliminates the four mounting bolts/nuts required to hold Diffuser/Head/Heater Assembly in place by moving those components to the bottom of the product to improve efficiency. This allowed the designer to improve the filter cartridge removal and replacement process by making a Lid Assembly that does not require mounting bolts/nuts. Testing of the new product is ongoing and will continue to insure our product is a leader in the industry.

Employees.
----------
         At March 20, 2001, the company including Ltd. had 34 employees, 11of whom were engaged in manufacturing, assembly, quality control, warehousing and shipping; 7 in marketing and sales, 2 technical support and installation assistance; 3 in engineering and development; 2 in finance, and 6 in administrative positions. Operations in the U.K. account for 3 people; one general manager, one salesperson, and one warehouse person. None of the employees are represented by a labor union. The company believes its employee relations are good.

ITEM 2.   DESCRIPTION OF PROPERTY.
          ------------------------

        Substantially all of the company's operations are conducted from its 14,500 square foot facility located in Boynton Beach, Florida. The facility was leased for a term ending March 31, 2003 at a monthly rate of $9,800 through March 31, 2002, and for the year through March 31, 2003 at $10,094 per month. In order to support its operations in Europe as well as its expanding OEM sales efforts in the Detroit area, the company has leased 3150 square feet in Devon, England, with an annual lease renewal every September 1st at $650 per month; and in Detroit, 225 square feet with a twelve month lease ending January 31, 2002 at $1,395 per month (with a cancellation option by July 31, 2001.)

ITEM 3.   LEGAL PROCEEDINGS.
          ------------------
Malt Litigation
---------------
         On January 13, 1997, Robert C. Malt ("Malt"), as owner of certain patents licensed to the company, filed an action against Puradyn Filter Technologies, Incorporated and T/F Systems, Inc. (collectively the "Defendants") in the Circuit Court of the 15the Judicial Circuit of Florida in Palm Beach County alleging that the Defendants are in breach of their license agreement with Malt. Malt was seeking a (1) permanent injunction to enjoin the Defendants from manufacturing and marketing the covered Purifiner products and use of the U.S. trademark and (2) approximately $21,000 for alleged past-due breaches of the license agreements. Before trial, all but one of the Malt patents had expired. That patent remains in effect until June 2008. The court ruled on March 2, 1999 that Malt was not entitled to any injunctive relief and was awarded a total judgement of $20,169. That amount was paid by the company and the judgment was released in the public records. Thereafter Malt filed a Motion for additional damages and attorneys fees. On December 13, 2000, the Court found that Malt was entitled to an additional judgment in the amount of $15,505 for previously unpaid royalties and certain expenses for the first litigation. The company has appealed that judgment but has paid the additional judgment. Pending the outcome of the current appeal, the additional judgment may be returned to the company. Thereafter on February 22, 2001, the trial court ordered the company to pay the sum of $18,049 for the plaintiff's attorney's fees and court costs. That order has also been appealed and will be combined with the first appeal. The judgment for attorney's fees and court costs has not been paid and the company has posted a surety bond to cover the judgment while the appeals are pending.

Searcy, Denny, Scarola  et. al and Related Claims:
--------------------------------------------------
         On June 24, 1997, Searcy, Denny, Scarola, Barnhardt & Shipley, P.A. ("Plaintiff") filed an action in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, against Systems, the company, Richard C. Ford, individually, and Controlled Fuel Systems, Inc., an inactive company controlled by Richard C. Ford ("Defendants") for unpaid legal fees and costs of approximately $313,000 plus interest and attorney's fees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         Not Applicable.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------

         As of March 16, 2001, there were approximately 304 stockholders of record of the company's stock. The closing bid price quoted on the OTC Bulletin Board sheets for the company's Common Stock at March 16, 2001 was $4.50. The company currently trades under the symbol "PFTI."

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

         The following table sets forth for the period indicated, the high and low closing prices for the quarterly periods in 1999 and 2000.

                               2000 Sales Price            1999 Sales Price
                              -----------------           ------------------
                              High          Low           High          Low
                              ----          ---           ----          ---
         March 31             $11.81        $1.25        $1.75         $0.17
         June 30               19.50         7.69         1.03           .375
         September 30          10.19         7.53          .53           .22
         December 31            7.63         3.81         1.49           .25

         As of March 31, 2001, the high sales price for the quarter was $7.00 while the low for the quarter was $3.94. The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

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

General

         The company was formed in 1987, and commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) product, now called the Puradyn Onboard By-pass Oil Filtration System or "Puradyn".

         Through 1997, the company had been unable to significantly increase its revenues through its distribution network which caused the company to change its sales strategy. In 1998, it began to refocus its sales effort toward the development of commercial relationships with original equipment manufacturers ("OEM's") and companies having medium to large size fleets of vehicles. The sales effort not only involves educating the potential customer on the benefits of the Puradyn, but also allowing the customer to test the Puradyn on its fleet vehicles. Consequently the sales cycle is long. The company is currently working with several large OEM's and a large number of companies which have large vehicle fleets to enable them to evaluate the benefits of the Puradyn.

         The company has incurred net losses each year since inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations. Most recently, in March 2000, the company completed the sale of 4,172,000 shares of its Common Stock with net proceeds of approximately $3,429,990, and in September 2000, the company completed the sale of an additional 940,935 shares of it Common Stock with net proceeds of approximately $6,820,448.

Results of Operations

The following table sets forth the amounts in thousands the company's operating information for the years indicated December 31, 2000 and 1999 (as restated):

                                      Year Ended December 31, (in thousands)
                                   -------------------------------------------
                                                       1999           Increase
                                     2000          (as restated)     (Decrease)
                                   ------          -------------     ---------
Net sales                          $ 1,172           $   586           $   586
                                                                       -------


Operating costs and expenses:
Cost of sales                        1,139               546               593
Selling expenses                     1,794               346             1,448
General and administrative           5,664               778             4,886
                                   -------           -------           -------
Total costs and expenses             8,738             1,670             6,927

Other income (expense)
Investment income                      421                --               421
Interest expense                       (85)           (2,706)            2,621
                                   -------           -------           -------
Total other income (expense)           336            (2,706)            3,042
                                   -------           -------           -------
Loss before extraordinary item      (7,089)           (3,790)            3,299

Extraordinary item:
Gain on forgiveness of debt             --               205              (205)
                                   -------           -------           -------
Net Loss                           $(7,089)          $(3,585)          $(3,504)
                                   =======           =======           =======


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net Sales. Net sales increased by $586,000 from $586,000 in 1999 to $1,172,000 in 2000. During 1998 and 1999, the company refocused its sales efforts toward original equipment manufacturers ("OEMs") and companies having large fleets of trucks and the effects of this change resulted in the significant increase in sales in 2000. Significant customers in 2000 included two school districts and a municipality using the Puradyn on their fleet vehicles.

         Cost of Sales. Cost of sales increased by $734,000 from $546,000 in 1999 to $1,280,000 in 2000 related to the increase in sales. The company's gross margin decreased from 0.7% in 1999 to negative 0.9% due to the continued effect of the costs of excess manufacturing capacity together with a provision of $31,101 for obsolete and slow moving inventory.

         Selling Expenses. Selling expenses increased by $1,448,000 from $346,000 in 1999 to 1,794,000 in 2000. The company had curtailed all expenses and reduced its personnel during the last two years due to its limited cash resources. After receiving funds from selling additional stock in 2000, the company increased its sales and support staffs. Wage and benefits increases accounted for approximately $300,000 of the increase. Commission expense increased by $55,000 and sales expenses include $552,780 for the value of warrants given to sales representatives. Travel, entertainment and communication expenses increased approximately $190,000 due to the increase efforts to reach new customers. Other expenses that increased were in public relations.

         General and Administrative Expenses. General and administrative expenses increased by $4,886,000 from $778,000 in 1999 to $5,664,000 in 2000.
Approximately $4,305,379 of this increase is attributable to interest incurred related to the beneficial conversion of debt and other compensatory common stock issuances. As mentioned, the company had curtailed all expenses and reduced its personnel during the last two years due to its limited cash resources. In 2000, the company increased its executive and support staffs. Wage and benefits increases accounted for approximately $501,000 of the increase. Compensation expense related to stock options granted to employees, consultants and the board of directors in 2000 was $2,568,639. Travel, entertainment and communication expenses increased approximately $230,000 due to the increase efforts to reach new customers. Other expenses that increased were in investor relations, consulting and accounting.

         Investment Income. Interest income increased by $421,000 due to the investment of funds totaling approximately $10,495,000 from the sale of additional stock in 2000.

         Interest expense. Interest expense decreased by $2,612,485 from $2,706,613 in 1999 to $85,000 in 2000 primarily related to the conversion of approximately $3,175,000 in debt to stock in January, 2000.

         Forgiveness of Indebtedness. In 1999, the company realized a gain the forgiveness of $205,000 in the payment of a note to a former shareholder

Liquidity and Capital Resources

         The company's capital requirements in connection with its business activities have been and will continue to be significant. To fund its activities since inception, the company has been dependent upon the proceeds of sales of its securities and from time to time upon the proceeds from loans. In March, 2000, the company completed a private offering of its common stock at $1.00 per with net proceeds of $3,429,990. The company completed a second private offering in September, 2000 at $7.50 per share with net proceeds of $6,820,448. In addition, the company received $261,000 from the exercise of stock options during the year.

         At December 31, 2000, the company had working capital of $7,684,982 and its current ratio (current assets to current liabilities) was 17.75 to 1, as compared with negative working capital of $4,304,909 and a current ratio of .15 to 1 at December 31, 1999. The company believes it has sufficient cash for the foreseeable future, and while the company believes it can attain profitable operations in the future, there is no assurance that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations, and there is no assurance that the company will not have to seek additional financing in the future.

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

Risk Factors Affecting Future Results of Operations.

         The company's future results of operations involve a number of risks and uncertainties. The following paragraphs discuss a number of risks that could impact the company's financial condition and results of operations.

Potential for continuing losses and accumulated deficit affects our outlook.

         Prior to 1995, Puradyn was engaged in limited sales activities. Consequently, we have had a limited operating history upon which an evaluation of our prospects and performance can be made. Puradyn's prospects must be considered in light of risks, expenses, difficulties and delays frequently encountered in connection with the formation and early phase of operation of a new business, the development and commercialization of new products based on innovative technology and the high level of competition in the industry in which we operate. Puradyn has had significant losses in each year of its operations. In addition, the company has an accumulated deficit, which amounted to approximately $21,828,861 as of December 31, 2000. It is likely that losses will continue until such time, as Puradyn is able to generate a level of revenue sufficient of offset these continuing early-phase expenditures. While we are optimistic that a market for the Puradyn will develop, there can be no assurance that we will be able to successfully implement our business strategy, that our revenues will increase substantially in the future, or that we will ever be able to achieve significant profitable operations.

Our products may not satisfy our customers' needs.

         Our success will depend in part upon the ability of our products to meet targeted performance and cost objectives, and will also depend upon their timely introduction into the marketplace. We will be required to commit considerable time, effort and resources to finalize development of our proposed products and product enhancements. Although we anticipate that the development of our products and technology will be successfully concluded, product development efforts are subject to all of the risks inherent in the development of new products and technology (including unanticipated delays, expenses and difficulties). In addition, we can provide no assurance that our products will satisfactorily perform the functions that our customers anticipate, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in their development.

We may not be able to obtain market acceptance for the Puradyn.

         To date, we have generated limited revenues from the sale of our products, which have achieved limited market acceptance. Demand for our products and proposed products will depend principally upon consumer demand for the Puradyn. The oil filtration industry has historically been competitive, and as is typically the case with innovative products, the ultimate level of demand for our products is subject to a high degree of uncertainty. Developing market acceptance for our products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform consumers of the benefits and cost advantages of our products and achieve name recognition. We cannot assure you that we will be able to penetrate existing markets on a wide scale basis or position our products to appeal to mainstream consumer markets or that any marketing efforts undertaken by us will result in increased demand for or market acceptance of our products. Puradyn relies, and intends to continue to rely, in part, on arrangements with third parties for the marketing of our products, including arrangements with distributors and other strategic partners. We cannot assure you that they or the company will be able to successfully market Puradyn's products or that their efforts will result in any significant increase in revenues.

We are dependent on suppliers and their loss could have a significant impact on us.

         A substantial portion of the component parts of our products are manufactured by various suppliers for assembly by Puradyn. We believe our relationships with our suppliers are satisfactory and that alternative suppliers are available if relationships falter or existing suppliers are unable to keep up with the Puradyn's requirements. However, we cannot assure you that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of Puradyn's arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers. The absence of suitable manufacturing arrangements would have a material adverse effect on our operations.

We are dependent on distributors and their loss could have a significant impact on us.

         Puradyn currently sells a relatively small portion of its products through distributors for resale to other distributors or customers, and is dependent to some extent upon acceptance of its products by these distributors, customers, and their active marketing and distribution efforts relating to Puradyn's products. Most of the distributors to whom we sell products, including those that are contractually obligated to purchase our products in order to maintain their distribution territories, could discontinue carrying our products at any time. Due to increasing competition, distributors are increasingly in a stronger position to negotiate favorable terms of sale, including price discounts and product return policies. We cannot assure you that Puradyn will be able to increase or maintain its distribution, and as a result, our operating results could be adversely affected.

Competition may adversely affect our operations.

         Although there is limited competition in the electric mobile oil filtration system market, the market for full-flow oil filters, in general, and by-pass oil filters, in particular, is characterized by intense competition. To the extent that our products reduce oil consumption, full-flow oil filter sales and disposal costs and extend engine life, Puradyn's products compete with, or affect the sales of many well-established companies. These companies have substantially greater financial, technical, personnel and other resources than Puradyn and have established reputations for success in the development, licensing and sale of their products and technology. Certain of these competitors have the financial resources necessary to enable them to withstand substantial price competition or downturns in their markets. In addition, certain companies may be expected to develop technologies or products, which may be functionally similar to some or all of those being developed by us. Industry standards with respect to the markets for the technology and products being developed by Puradyn may be characterized as evolving, which often results in product obsolescence or short product life cycles. Accordingly, the ability of

Puradyn to compete will depend on its ability to complete development and introduce into the marketplace in a timely manner its proposed products and technology, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology. We cannot assure you that Puradyn will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render our products and technology obsolete or less marketable or that Puradyn will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

We are dependent on key personnel and their loss would adversely affect our operations.

         The success of Puradyn will be largely dependent on the efforts of the members of the management of the company. Puradyn has not as yet entered into employment agreements with some members of the management, and we cannot assure you that these persons will continue their employment with Puradyn. The loss of the services of one or more key personnel could have a material adverse effect on our ability to maximize use of our products and technologies or to develop related products and technologies. The success of Puradyn also is dependent upon its ability to hire and retain qualified executive, engineering and marketing personnel. We cannot assure you that Puradyn will be able to hire or retain such necessary personnel. Puradyn does not presently have "key man" life insurance with respect to members of its management.

We market a limited number of related products which make us vulnerable if our products do not gain market acceptance.

         Although Puradyn has taken steps to broaden its product offerings, sales of the Puradyn and related products and enhancements are expected to continue to account for a substantial portion of our sales for the foreseeable future. Future growth will depend upon acceptance of the Puradyn by a broader group of customers. If we fail to achieve broader acceptance of our products, this will have a material adverse effect on our financial condition and results of operations. In addition, any factors adversely affecting the Puradyn, such as the introduction of superior products or shifts in the needs of the marketplace, would have a material adverse effect on our financial condition and results of operations.

There are risks associated with our international operations and international distribution.

         In 2000, we formed a subsidiary in England for distribution throughout Europe, Africa and the Middle East. These foreign operations are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burden of complying with a variety of foreign laws, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations and political and economic instability. Additionally, the protection of our intellectual property may be more difficult to enforce outside of the United States. In the event that we are unsuccessful in expanding our international operations, the imposition of exchange or price controls or other restrictions on foreign currencies could materially affect our business, operating results and financial condition.

Our intellectual property rights may not provide meaningful protection for us.

         Puradyn's success is heavily dependent upon its proprietary technology. Puradyn relies on a combination of contractual rights, patents, trade secrets, trademarks, non-disclosure agreements and technical measures to establish and protect its proprietary rights.

         We cannot assure you that the steps taken by Puradyn to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of products with features based upon, or otherwise similar to, those of our products. In addition, although we believe that its technology has been independently developed and does not infringe on the proprietary rights of others, we cannot assure you that Puradyn's technology does not and will not infringe or that third parties will not assert infringement claims against Puradyn in the future. In the case of infringement, Puradyn would, under certain circumstances, be required to modify its products or obtain a license. We cannot assure you that Puradyn would be able to do either in a timely manner, or upon acceptable terms and conditions, and this failure could have a material adverse effect on us. In addition, the company may not have the resources to defend a patent infringement or other proprietary rights infringement action.

         Certain of our patents will expire in June 2008. We have patents for a redesigned Puradyn (the basis for the next generation of the Puradyn products), and the TFP Filter Plus which have been issued in the United States and certain other foreign countries in 1997, a U.S. patent for its new oil flow meter and a U.S. patent issued in 1998 on another method of introducing additives into the oil. These patents expire from May 2014 to October 2016. Also, we recently filed a provisional application for our new chemical grafting process (CGP), a technology designed to enhance the filtration efficiency of specified media. These patents may not withstand competitive threats to their patentability or, in the case of the redesigned Puradyn, be developed into commercially viable products. The expiration of these patents may have an adverse competitive effect on us and patents pending for these new products in various foreign countries may not be issued and may not provide meaningful proprietary protection.

We will likely experience possible fluctuations in operating results which will expose us to greater uncertainties.

         Puradyn's operating results may fluctuate significantly from period to period as a result of a variety of factors, including product returns, purchasing patterns of consumers, the length of Puradyn's sales cycle to key customers, distributors and other strategic partners, the timing of the introduction of new products and product enhancements by Puradyn and its competitors, technological factors, variations and effectiveness in sales by product, salesperson, and distribution channel, and competitive pricing. Consequently, product revenues may vary significantly by quarter, and our operating results may experience significant fluctuations.

Our ability to raise capital to fund operations is limited.

         Our operating results to date have been net losses and have required cash from investors and loans from third parties and from related parties. Our ability to raise capital to fund future operations is limited and cannot be relied upon if present working capital funds and investments are depleted.

There is only a limited market for our common stock.

         There is currently only a limited trading market for the common stock of Puradyn. Our common stock trades on the OTC Bulletin Board under the symbol "PFTI", and this market is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ System. While Puradyn has applied for inclusion of its common stock on NASDAQ (Small Cap), we cannot assure you that our common stock will ever qualify for inclusion within the NASDAQ System or that more than a limited market will ever develop for our common stock.

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Report of Independent Certified Public Accountants....................  F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets - December 31, 2000 and 1999.........  F-3

     Consolidated Statements of Operations - Years ended
         December 31, 2000 and 1999...................................  F-4

     Consolidated Statements of Changes in Stockholders' Equity
         (Deficiency) - Years ended December 31, 2000 and 1999........  F-5

     Consolidated Statements of Cash Flows - Years ended
         December 31, 2000 and 1999...................................  F-6

     Notes to Consolidated Financial Statements.......................  F-8


                                    PART III

ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         ------------------------------------------------------------

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

Directors and Executive Officers
--------------------------------
         Name                       Age              Position
         ----                       ---              --------
Joseph V. Vittoria                  65               Chairman of the Board of Directors
Richard C. Ford                     57               Chief Executive Officer and Director
Kevin C. Kroger                     49               President, Chief Operating Officer and Director
Alan J. Sandler                     62               Vice President, Secretary, Chief Financial
                                                        Officer, and Director
Peter H. Stephaich                  45               Director
Ottavio Serena                      48               Director
Michael Castellano                  60               Director

JOSEPH V. VITTORIA was appointed to the Board of Directors and appointed as Chairman on February 8, 2000. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. where he served since 1998. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc. and was President and Chief Operating Officer of Avis, Inc. from 1982 to 1987. Mr. Vittoria also serves on the Boards of Directors of Sirius Satellite Radio, Inc., Carey International, Inc., ResortQuest International, Inc. and Membertek International, Inc.

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

KEVIN C. KROGER joined the company July 3, 2000 as President, Chief Operating Officer, and was appointed to the Board of Directors. Mr. Kroger was with Detroit Diesel Corporation from 1989 to the time he joined the company, serving in various executive positions prior to his appointment in 1998 to the position of Vice President and General Manager of Series 30/40 Product. From 1987 to 1989 he was Vice President of R.E.S. Leasing and of VE Corporation. Prior to this, from 1971 to 1987, he held several management positions with Caterpillar Corporation.

ALAN J. SANDLER joined the company in June 1998 as President, Chief Operating Officer, Secretary, Chief Financial Officer, and Director. In January 2000, he became Vice President and resigned from the positions of President and Chief Operating Officer, Secretary and Chief Financial Officer. From 1995 until 1997 Mr. Sandler served as President and Chief Executive Officer to Hood Depot, Inc., a national restaurant supply manufacturer/distributor. From 1979 to 1995 he was President and Chief Executive Officer of Sandler & Sons Dental Supply Company, a regional dental supply and equipment distributor. Previous to this position he was a Vice President of Gardner Advertising Company, a national advertising agency. Mr. Sandler was appointed as a Director of TF Purifiner Ltd. in 1999.

PETER H. STEPHAICH was appointed to the Board of Directors at its meeting June 12, 2000. Mr. Stephaich is currently Chairman, Chief Executive Officer and President of Blue Danube Incorporated, a private holding company engaged in the river transportation industry on the Upper Ohio River. Mr. Stephaich has been on its Board of Directors since 1982 and has held the titles of Chief Executive Officer and President since 1995. Prior to 1995, Mr. Stephaich worked for various financial institutions, including four years at Banker Trust Company where he provided international financial advisory services to the transportation and aerospace industries.

OTTAVIO SERENA was appointed to the Board of Directors at it meeting June 12, 2000. Mr. Serena is a principal of The Lynx Partners, a private equity consulting firm. He is also President of The Explorer and Fiber Group, and is a director and Vice President of Financial Performance Corporation, a publicly traded financial company. From 1993 to 1999, Mr. Serena was with Citicorp Venture Capital, a leveraged buyout company. Mr. Serena co-founded and was managing director of The Lynx Partners from 1987 to 1993.

MICHAEL CASTELLANO was appointed to the Board of Directors at its January 24, 2001 meeting. Mr. Castellano retired in 1997. From 1995 to 1997, Mr. Castellano was Chief Administrative Officer of Kobren Insight Group, a mutual fund company, and in 1994, he was Executive Vice President of Wall Street Access, a discount brokerage firm. Prior to that, from 1988 to 1993, Mr. Castellano was Senior Vice President and Corporate Controller for Fidelity Investments.

During 2000, Puradyn's board of directors met on three occasions. Puradyn has an audit committee and a compensation committee.

Audit Committee
The audit committee of the board of directors is composed of three independent directors and operates under a written charter adopted by the board of directors. The committee members are Michael Castellano (chairperson), Peter H. Stephaich and Joseph V. Vittoria.

The audit committee reviews our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the system of internal controls.

In this context, the chairperson has met and held discussions with management and the independent auditors. Management represented to the committee that Puradyn's consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the committee has reviewed and discussed the consolidated financial statements with management and the independent auditors. The committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61 (Communication With Audit Committees).

In addition, the committee has discussed with the independent auditors the auditor's independence from the company and its management, including the matters in the written disclosures required by the Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees).

The committee discussed with our independent auditors the overall scope and plans for their respective audit. The committee meets with the independent auditors with and without management present, to discuss the results of their examinations the evaluations of Puradyn's internal controls, and the overall quality of our financial reporting.

In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors, and the board has approved, that the audited consolidated financial statements be included in Puradyn's Form 10-KSB for the year ended December 31, 2000, for filing with the Securities and Exchange Commission.

Submitted by the audit committed of the board of directors:
     Michael Castellano         Peter H. Stephaich        Joseph V. Vittoria

Compensation Committee
The compensation committee provides overall guidance for officer compensation programs, including salaries and other forms of compensation including all employee stock option grants and warrant grants to non-employees. The compensation committee consists of Peter Stephaich (chairperson), Joseph V. Vittoria and Ottavio Serena.


ITEM 9.   EXECUTIVE COMPENSATION
          ----------------------

Cash Compensation
-----------------

         The following table shows, for the three year period ended December 31, 2000, the cash and other compensation paid by the company to its former Presidents and Chief Executive Officer and to each of the executive officers of the company who had annual compensation in excess of $100,000.


                           Summary Compensation Table

Name and                                        Other Annual             Number of   LTIP     All Other
Principal Position     Year   Salary         Bonus    Compensation(2)     Options    Payouts  Compensation(3)
------------------     -----  ------         -----    ---------------     -------    -------  -------------

Richard C. Ford (4)    2000   $200,000      $150,000     $1,644               -          -     $12,000
CEO and Director       1999    145,608 (1)     1,000      1,171         1,064,510        -       9,000
                       1998     79,000 (1)        -       1,800           300,000        -      16,000

Kevin Kroger           2000     83,000        50,000     12,289           300,000        -       6,000
President, COO and
Director

(1) Mr. Ford elected to defer payment of $53,000 included in his 1998 salary which he received in 2000. Richard C. Ford's salary in 1999 includes stock options granted at a nominal exercise price in lieu of cash compensation for Mr. Ford (114,510 options having a value of $50,163).

(2) This amount represents payments made by the company for health insurance premiums and, in the case of Mr. Kroger, also for life insurance and disability insurance premiums.

(3) This amount represents payments made to Mr. Ford for consulting services in 1998, and a car allowance in 1999 and 2000. For Mr. Kroger, this amount represents a car allowance.

(4) Mr. Ford served as Secretary of the company until August 1996. Mr. Ford served as President of the company until April 1, 1997 and served as Chief Executive Officer, Treasurer and Chief Financial Officer until June 19, 1997. Mr. Ford left the employment of the company on July 17, 1997 and provided consulting services under an agreement with the company until April 1, 1998 when he rejoined the company. In February 2000, Mr. Ford resigned as Chairman of the Board of Directors, but remained as a Director. (See Item 12, Certain Relationships and Related Transactions).

Option Grants in Last Fiscal Year
         The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended December 31, 2000 to each person named in the Summary Compensation Table.

                           Number of        % of total
                          Securities         Options
                           Underlying       Granted to       Exercise or
                           Options          Employees in     Base Price       Market Price   Expiration
Name                       Granted (#)      Fiscal year      ($ / Share)      ($ / Share)         Date
----                       -----------      -----------      -----------      -----------    -----------

Kevin Kroger                300,000            20.61            $9.25            $9.25       July 3, 2010
President, COO and
Director

(1) Kevin Kroger received 300,000 options with an exercise of $9.50 per share exercise-able in the amount of 75,000 per year at July 3, 2001, 2002, 2003 and 2004, respectively.


Incentive and Non-qualified Stock Option Plans
        The Board of Directors adopted the 2000 Non-Employee Directors' Plan (the "Directors' Plan") on November 8, 2000 under which options to purchase 400,000 shares have been authorized for issuance. The Directors' Plan will provide a means to attract and retain highly qualified persons to serve as non-employee directors and advisory directors of the company.

         Each member of the Board of Directors will be automatically granted 5,000 options at the date of commencement of the Directors' Plan and upon the subsequent initial election of new members to the Board of Directors. Each director receives and an additional 5,000 options at the close of each annual meeting of stockholders. Additionally, each director automatically receives 2,500 options for each committee of the Board on which the director serves. Options are granted at a price equal to the fair market value of the stock on the date of grant, are exercise-able commencing two years following grant, and will expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service. The Directors' Plan will be administered by the Board of Directors.

         The company's 1999 Stock Option Plan (the "1999 Plan") and the 1996 Stock Option Plan (the "1996 Plan"), adopted on September 15, 1999 and amended in June 2000 and July 31, 1996, respectively, will work to increase proprietary interest in the company of the employees, Board of Advisors, consultants, and non-employee Directors and to align more closely their interests with the interests of the company's stockholders. The Plans will also maintain the company's ability to attract and retain the services of experienced and highly qualified employees and non-employee directors.

        Under the 1999 Plan and 1996 Plan, the company had reserved an aggregate of 3,000,000 and 2,200,000 shares, respectively, of common stock for issuance pursuant to options granted under the Plans ("Plan Options"). The Board of Directors or a Committee of the Board of Directors (the "Committee") of the company will administer the Plans including, without limitation, the selection of the persons who will be granted Plan Options under the Plans, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

         Options granted under the 1996 and 1999 Plans may either be options qualifying as incentive stock options ("Incentive options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify ("Non-Qualified Options"). In addition, the Plans also allow for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of Common Stock owned by the eligible person and receive a new Plan Option to purchase shares of Common Stock equal in number to the tendered shares. Any Incentive Option granted under the Plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the company's Common Stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the company's common stock, no more than five years after the date of the grant.

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

        The Board of Directors or the Committee may amend, suspend or terminate the Plans at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plans or changes the minimum purchase price therefor (except in either case in the event of adjustments due to changes in the company's capitalization), (ii) extends the term of any Plan Option beyond ten years, or (iii) extends the termination date of the Plan. Unless the Plans shall theretofore have been suspended or terminated by the Board of Directors, the 1996 Plan shall terminate on July 31, 2006 and the 1999 Plan shall terminate on September 15, 2009. Any such termination of the Plans shall not affect the validity of any Plan Options previously granted thereunder.

        As of December 31, 2000, under the Directors' Plan, options to purchase 220,000 shares of common stock were outstanding. As of December 31, 2000, under the 1996 Plan, incentive stock options to purchase 193,557 shares of common stock were outstanding and non-qualified options to purchase 1,260,691 shares of common stock were outstanding and, under the 1999 Plan, incentive stock options to purchase 1,763,750 shares of common stock were outstanding and non-qualified options to purchase 220,000 shares of common stock were outstanding.

Options Granted to Officers and Directors
-----------------------------------------

        On July 3, 2000, Kevin Kroger was granted 300,000 qualified options at $9.50 per share, which become exercise-able at 75,000 per year beginning July 3, 2001. On October 23, 2000 directors Joseph Vittoria, Peter Stephaich and Ottavio Serena were granted 200,000, 10,000 and 7,500 options, respectively, at $5.88 per share. These options become exercise-able two years from the date of grant.

        On January 7, 1999 Richard C. Ford was granted 100,000 non-qualified options at $.21 per share which were immediately vested and exercisable. On April 1, 1999, Mr. Ford was granted 175,000 non-qualified options at $.94 per share of which 100,000 were immediately vested and exercisable and 75,000 vested on April 1, 2000. On April 14, 1999 Mr. Ford was granted 100,000 non-qualified options at $.56 per share which vest on April 14, 2001. From June 18, 1999 to

September 24, 1999 Mr. Ford was granted 114,510 non-qualified options at a zero exercise price compared to market prices of from $.31 to .51 per share in lieu of cash compensation. All vested and were exercisable immediately. On December 20, 1999, Mr. Ford was granted 275,000 qualified options at $1.10 per share which were immediately vested and exercisable. Also, on December 20, 1999, Mr. Ford was granted 300,000 qualified options at $1.10 per share of which 150,000 vested on December 20, 2000 and 150,000 will vest on December 20, 2001.

        On July 8, 1998, Richard C. Ford was granted 300,000 stock options to purchase shares of the company's Common Stock at $.38 per share. Of these options, 150,000 vested on July 8, 1998 and 150,000 vested on July 7, 1999.

        On August 2, 1996, the company granted Richard C. Ford Incentive Plan Options to purchase an aggregate of 50,000 shares of common stock at $2.20 per share through August 2, 2001, of which 25,000 vested on August 2, 1996, 12,500 vested on August 2, 1997, and 12,500 vested on August 2, 1998. Mr. Ford surrendered these options for cancellation in 1999. On August 2, 1996, the company granted Richard C. Ford non-qualified options to purchase an aggregate of 200,000 shares of Common Stock at $2.00 per share through August 2, 2004, of which 100,000 vested on August 2, 1996, 50,000 vested on August 2, 1997, and 50,000 vested on August 2, 1998. Mr. Ford also surrendered these 200,000 options for cancellation in 1999.

Option Exercises and Holdings
-----------------------------

         The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2000 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 2000 fiscal year.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                     Number of                     Securities       Value of Unexercised
                                     Shares                        Underlying           in-the-Money
                                     Acquired       Options/SARS   Unexercised          Options/SARs
                                     On Exercise      Value        at FY-End (#)        at FY-End ($)
                                     Realized       Exercsiable/   Exercisable/         Exercissable/
                                       (#)             ($)        Unexercisable         Unexercisable (1)
                                     ----------     ------------  --------------    ---------------------

Richard C. Ford-                     114,510             (2)     1,000,000/250,000   $3,516,188/$808,750
Chief Executive Officer and
Director

Kevin Kroger                               -              -              -/300,000               -/(3)
President, COO and Director

(1) In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $4.06, the closing price reported on December 31, 2000.

(2) From June 18, 1999 to September 24, 1999, Mr. Ford was granted 114,510 non-qualified options at a zero exercise price compared to market prices of from $.31 to $.51 per share in lieu of cash compensation.

(3) The closing price at December 31, 2000 of $4.06 is less than the exercise price of the options.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

         The following table sets forth certain information regarding the company' s Common Stock beneficially owned on March 23, 2001 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the company's outstanding Common Stock, (ii) each of the company's executive officers and directors, and (iii) all officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire ownership within sixty (60) days. At March 23, 2001, there were 14,217,041 shares of Common Stock outstanding. The address of each of the persons set forth below is 3020 High Ridge Road, Suite 100, Boynton Beach, Florida 33426, except as otherwise noted.

                                                                                                 Percent of
Name and Address or                                                of Common Stock               Beneficial
Identity of Group                                                 Beneficially Owned              Ownership
-----------------                                                 ------------------              ---------
Quantum Industrial Partners LDC ("QIP") (1)                         4,570,000                         28.2%
Richard C. Ford (2)                                                 2,171,451                         13.4%
Kevin Kroger (3)                                                       20,000                           .1%
Alan J. Sandler (4)                                                   191,538                          1.6%
Joseph V. Vittoria (5)                                              1,000,000                          7.8%
Peter Stephaich (6)                                                   100,000                           .6%
Ottavio Serena (6)                                                    120,000                           .7%
Michael Castellano (6)                                                  9,000                          -

All Officers and Directors as a group (7 persons)                   3,807,323                         23.5%

(1) Address is c/o Curacao Corporation Company, N.V., Kaya Flamboyan, Willenstad Curacao, Netherlands, Antilles.

(2) Mr. Ford serves as Chief Executive Officer and as a Director. Excludes 320,500 shares owned by Catherine Ford, Mr. Ford's wife who is separated from Mr. Ford and for which Mr. Ford disclaims beneficial ownership. Also includes options to purchase (i) 300,000 shares of Common Stock at $.38 per share through July 7, 2003, options to purchase 100,000 shares at $.21 per share through January 7, 2004, options to purchase 175,000 shares at $.94 per share through April 1, 2004, options to purchase 50,000 shares at $1.00 per share through August 2, 2001, 200,000 shares at 1.10 per share through August 2, 2004, options to purchase 25,000 shares at $1.10 per share through December 3, 2004; and options to purchase 150,000 shares at $1.10 per share through December 20, 2004. This number does not include options held by Mr. Ford to purchase 150,000 shares at $1.10 per share which have not vested at this date.

(3)      Mr. Kroger is President, Chief Operating Officer, and a Director.

(4) Mr. Sandler serves as Vice President, Chief Financial Officer, Secretary and Director. Includes options to purchase 195,000 shares of Common Stock at $.38 per share and does not include 65,000 options which have not vested at this date.

(5)      Mr. Vittoria serves as Chairman of the Board of Directors.

(6)      Mr. Stephaich, Mr. Serena, and Mr. Castellano serve as Directors.


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

         To the company's knowledge, based solely on a review of the copies of such reports furnished to the company and written representations that no other reports were required, during the year ended December 31, 2000, all Section 16
(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed and filed on a timely basis, except that reports for, Richard C. Ford, Chief Executive Officer and a Director, and Alan J. Sandler, Vice President and a Director, were not filed on a timely basis.

ITEM 11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Loans by Richard C. Ford to the Company On May 21, 1998 and on June 24, 1998, Richard C. Ford, Chairman of the Board of Directors and a major stockholder of the company, loaned the company $110,000 and $40,000, respectively. For each loan, the company issued notes payable due one year from the date of issuance, at 12% interest, and secured by accounts receivable and inventories. The principal and interest accrued to December 31, 1999 totaling $24,300 was not been paid. On January 24, 2000, Mr. Ford converted these loans and the related interest totaling approximately $30,000 into 150,000 shares of common stock.

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

         During 1998, the Company and Quantum Industrial Partners LDC ("QIP") entered into a Note Exchange Agreement whereby a $2,000,000 promissory note issued in 1997 to QIP was exchanged for a $2,000,000, 12% Senior Subordinated Convertible Note due 2003. In addition, during 1998, the Company and QIP entered into a Note Purchase Agreement whereby the Company issued QIP a 12% Senior Subordinated Convertible Note in the aggregate principal amount of $500,000 under the same terms and conditions as the $2,000,000 note. Interest was payable quarterly beginning April 1, 1998, however, under provisions of the agreement, the Company elected to add the unpaid interest to the principal balance each quarter through December 31, 1999. Such unpaid interest then bore interest at 15% per annum and was payable on demand. Total accrued interest at December 31, 1999 was $691,086. The notes were senior to all indebtedness of the Company except bank or financial institution debt. The notes could be convertible at the option of QIP on or after the earlier of January 1, 2001, or the date on which the Company raised cash proceeds aggregating $10 million from the sale of debt or equity securities or assets, based upon a conversion price of $2.75 per share. The notes contained restrictive covenants including prohibiting the payment of any dividends, purchase, redemption or acquisition any of its common stock, retirement of its existing indebtedness other than existing required periodic payments, and entering into transactions with any affiliate.

         In connection with the $2,000,000 promissory note originally issued to QIP on June 19, 1997, the Company issued a Common Stock Purchase Warrant to QIP for the purchase of 500,000 shares of the Company's Common Stock, exercisable at $2.75 per share and expiring on December 31, 2000. The original promissory note was recorded at a discounted amount of $1,600,000 and the warrants were recorded at $400,000. The discount on the original note was amortized over the original term ending on December 19, 1997.

         On December 31, 1999, the Company and QIP entered into an agreement for QIP to convert the outstanding principal amount payable to QIP into 2,500,000 shares of the Company's common stock at a conversion rate of $1 per share. As a result of the modification of the conversion terms, the Company recognized interest expense in 1999 totaling $2,115,909, equal to the fair market value of the additional shares to be received by QIP resulting from the modification, pursuant to SFAS No. 84, Induced Conversions of Convertible Debt. On January 24, 2000, QIP converted the principal balance of the notes, totaling $2,500,000, and foregave the related accrued interest totaling $717,997, into 2,500,000 shares of the Company's common stock.

        The company believes that the transactions referred to above were on terms no less favorable to the company than terms which could have been obtained from unrelated third parties.

Private Offering Investment by Directors
----------------------------------------

         During the company's private offering memorandum of $1.00, concluding in March 2000, the following Directors participated:
                               Joseph V. Vittoria                 $1,000,000
                               Peter Stephaich                    $  100,000
                               Ottavio Serena                     $   20,000

For the company's private offering memorandum of $7.50 concluding in September 2000, the following Directors participated:
                               Joseph V. Vittoria                 $1,000,000
                               Kevin G. Kroger                    $  150,000

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K
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

10.16             Note Exchange Agreement dated as of January 26, 1998 (4).

10.17 12% Senior Subordinated Convertible Note in the principal amount of $2,000,000 (4).

10.18             Note Purchase Agreement dated January 26, 1998 (4)

10.19 12% Senior Subordinated Convertible Note in the principal amount of $500,000 (4).

10.20             Stock Option Plan (5)

10.21             2000 Non-Employee Directors' Plan (10)

24.1              Consent of Independent Certified Public Accountants (10)
99.1
                  Final Judgment in T/F Systems, Inc. v. Southeast Capital Financing, Inc., Case No. CL 90-12772AE in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (1).
--------------
(1) Incorporated by reference from the Exhibits to the company's Form 10-SB Registration Statement, as amended, as filed with the Securities and Exchange Commission.

(2) Incorporated by reference from the Exhibit to the company's Form 8-K, January 9, 1997, as filed with the Securities and Exchange Commission.

(7) Incorporated by reference from the Exhibit to the company's Form 8-K, June 19, 1997, as filed with the Securities and Exchange Commission.

(8) Incorporated by reference from the Exhibit to the company's Form 8-KA, February 11, 1998, as filed with the Securities and Exchange Commission.

(9) Incorporated by reference from Form S-8, September 15, 1999, as filed with the Securities and Exchange Commission.

(10)     Filed herewith.

B) Report on Form 8-K filed December 13, 2000, reporting a change in the company's independent public accountant.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Puradyn Filter Technologies, Incorporated
                                                                    (Registrant)


Date: April 6, 2001                         By: /s/ Richard C. Ford
                                                --------------------------------
                                                   Richard C. Ford
                                                   Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 6, 2001


By: /s/   Richard C. Ford
        -------------------------------------------
          Richard C. Ford
          Principal Executive Officer and Director


By: /s/   Alan J. Sandler
        -------------------------------------------
          Alan J. Sandler
          Vice President, Director and Principal
          Financial and Accounting Officer


By: /s/   Joseph V. Vittoria
        -------------------------------------------
          Joseph V. Vittoria
          Chairman of the Board of Directors

By: /s/  Kevin G. Kroger
        -------------------------------------------
         Kevin G. Kroger, President and Principal
         Operating Officer and Director

By: /s/  Michael Castellano
        -------------------------------------------
         Michael Castellano, Director

By: /s/  Peter Stephaich
        -------------------------------------------
         Peter Stephaich, Director

By: /s/  Ottavio Serena
        -------------------------------------------
         Ottavio Serena, Director

                    Puradyn Filter Technologies, Incorporated

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Report of Independent Certified Public Accountants....................  F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets - December 31, 2000 and 1999.........  F-3

     Consolidated Statements of Operations - Years ended
         December 31, 2000 and 1999...................................  F-4

     Consolidated Statements of Changes in Stockholders' Equity
         (Deficiency) - Years ended December 31, 2000 and 1999........  F-5

     Consolidated Statements of Cash Flows - Years ended
         December 31, 2000 and 1999...................................  F-6

     Notes to Consolidated Financial Statements.......................  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Puradyn Filter Technologies Incorporated

We have audited the accompanying consolidated balance sheets of Puradyn Filter Technologies, Incorporated (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puradyn Filter Technologies, Incorporated at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

We also audited the adjustments described in Note 20 that were applied to restate the balance sheet at December 31, 1998, which was previously audited by other independent certified public accountants. The 1999 consolidated financial statements were also previously audited by other independent certified public accountants and were restated as described in Note 20. In our opinion, such adjustments are appropriate and have been properly applied.

                                                              Ernst & Young LLP

West Palm Beach, Florida
April 6, 2001

                    Puradyn Filter Technologies, Incorporated

                           Consolidated Balance Sheets

                                                                                   December 31
                                                                      -----------------------------------
                                                                          2000                   1999
                                                                      ------------           ------------
                                                                                             (as restated)
Assets
Current assets:

Cash and cash equivalents                                             $    479,158           $     71,045
   Short-term investments                                                6,685,138                     --
   Accounts receivable, net of allowance for uncollectible
    accounts of $61,163 and $11,256 at December 31, 2000 and
    1999, respectively                                                      79,880                 56,881
   Notes receivable, related party                                         150,000                     --
   Inventories                                                             284,040                168,203
   Accrued interest receivable                                             193,459                     --
   Prepaid expenses and other current assets                               272,041                 10,122
                                                                      ------------           ------------
Total current assets                                                     8,143,716                306,251

Long-term investments                                                      452,630                     --
Property and equipment, net                                                228,369                114,541
Deferred financing costs, net of accumulated
   amortization of $132,500 at December 31, 1999                                --                 39,000
Deferred offering costs                                                         --                114,000
Other noncurrent assets                                                      9,800                  4,100
                                                                      ------------           ------------
Total assets                                                          $  8,834,515           $    577,892
                                                                      ============           ============

Liabilities and stockholders' equity (deficiency)
Current liabilities:
   Accounts payable-trade                                             $    156,999           $    263,185
   Accounts payable and accrued expenses-related parties                    24,340                265,444
   Accrued payroll                                                          33,299                 70,262
   Other accrued expenses                                                  179,495                 82,891
   Deferred revenue                                                         54,227                 45,690
   Current portion of capital lease obligations                             10,374                 17,602
   Note payable to bank                                                         --                525,000
   Note payable to stockholder                                                  --                150,000
   Note payable to QIP, a stockholder, and related accrued
     interest                                                                   --              3,191,086
                                                                      ------------           ------------
Total current liabilities                                                  458,734              4,611,160

Capital lease obligations, less current portion                             11,705                     --
                                                                      ------------           ------------
                                                                           470,439              4,611,160
Commitments and contingencies

Stockholders' equity (deficiency):
   Preferred stock, $.001 par value:
     Authorized shares-500,000; none issued and outstanding                     --                     --
Common stock, $.001 par value,
     Authorized shares-20,000,000;
     Issued and outstanding-14,206,541 in 2000 and 5,998,628
       in 1999                                                              14,207                  5,999
   Additional paid-in capital                                           30,226,556             10,827,643
   Unearned compensation expense                                           (29,326)               (66,511)
   Stockholder notes receivable                                            (21,506)               (60,931)
   Accumulated deficit                                                 (21,828,861)           (14,739,468)
   Accumulated other comprehensive income                                    3,006                     --
                                                                      ------------           ------------
Total stockholders' equity (deficiency)                                  8,364,076             (4,033,268)
                                                                      ------------           ------------
Total liabilities and stockholders' equity (deficiency)               $  8,834,515           $    577,892
                                                                      ============           ============

                      See accompanying notes

                    Puradyn Filter Technologies, Incorporated

                      Consolidated Statements of Operations

                                                           Year ended December 31
                                                    -----------------------------------
                                                        2000                   1999
                                                    ------------           ------------
                                                                           (as restated)

Net sales                                           $  1,172,567           $    586,860

Costs and expenses:
   Cost of products sold                               1,139,507                545,539
   Selling expenses                                    1,794,280                346,388
   General and administrative                          5,664,529                778,104
                                                    ------------           ------------
Total costs and expenses                               8,598,316              1,670,031
                                                    ------------           ------------
                                                      (7,425,749)            (1,083,171)

Other income (expense):
   Investment income                                     421,484                     --
   Interest expense                                      (85,128)            (2,706,613)
   Contributed assets                                    141,314                     --
                                                    ------------           ------------
Total other income (expense)                             477,670             (2,706,613)
                                                    ------------           ------------
Loss before extraordinary item                        (7,089,393)            (3,789,784)
Extraordinary item:
   Gain on forgiveness of debt
      to former stockholder                                   --                204,756
                                                    ------------           ------------
Net loss                                            $ (7,089,393)          $ (3,585,028)
                                                                           ============

Basic and diluted loss per common share:
   Loss before extraordinary item                   $       (.55)          $       (.72)
   Extraordinary item                                         --                    .04
                                                    ------------           ------------
   Net loss                                         $       (.55)          $       (.68)
                                                    ============           ============
Weighted average common shares outstanding            12,984,296              5,300,189
                                                    ============           ============


See accompanying notes.

                    Puradyn Filter Technologies, Incorporated
     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

                                                                                                          Accumulated
                                     Common Stock       Additional   Unearned    Stockholder                  Other    Stockholders'
                                 -------------------      Paid-In  Compensation     Notes    Accumulated Comprehensive     Equity
                                  Shares     Amount      Capital     Expense    Receivable    Deficit        Income     (Deficiency)
                                 ---------------------------------------------------------------------------------------------------
Balance, December 1998 as
   previously reported         5,223,493   $  5,223    $ 7,309,201  $ (2,560)    $(22,931) $(10,876,114)  $      --     $(3,587,181)
   Restatement (Note 20)              --         --         33,080     2,560      (38,000)     (278,326)         --        (280,686)
                                 --------------------------------------------------------------------------------------------------
Balance, January 1, 1999,
   as restated                 5,223,493      5,223      7,342,281        --      (60,931)  (11,154,440)         --      (3,867,867)
Exercise of stock options        193,795        195         63,491        --           --            --          --          63,686
Proceeds from sale of
   common stock                  500,000        500        499,500        --           --            --          --         500,000
Issuance of compensatory
   stock options to employees         --         --         92,190   (10,950)          --            --          --          81,240
Issuance of stock options to
   stockholders for services
   relating to debt financing         --         --        171,500        --           --            --          --         171,500
Issuance of stock options
   to vendors for services            --         --         31,856        --           --            --          --          31,856
Issuance of common stock
   to vendors for services        81,340         81         81,259        --           --            --          --          81,340
Issuance of stock purchase
   warrants to agent relating
   to planned equity offering         --         --        114,000        --           --            --          --         114,000
Interest expense associated
   with modification of terms
   on note payable to QIP to
   induce conversion                  --         --      2,115,909        --           --            --          --       2,115,909
Compensation expense associated
   with outstanding variable
   option awards                      --         --        315,657   (55,561)          --            --          --         260,096
Net loss                              --         --             --        --           --    (3,585,028)         --      (3,585,028)
                               ----------------------------------------------------------------------------------------------------
Balance, December 31, 1999
   as restated                 5,998,628      5,999     10,827,643   (66,511)     (60,931)  (14,739,468)         --      (4,033,268)
Foreign currency translation
   adjustment                         --         --             --        --           --            --      (2,581)         (2,581)
Net unrealized gain on
   available-for-sale
   securities                         --         --             --        --           --            --       5,587           5,587
Net loss                              --         --             --        --           --   ( 7,089,393)         --      (7,089,387)
                             ------------------------------------------------------------------------------------------------------
Total comprehensive income                                                             --    (7,089,393)      3,006      (7,089,393)
Proceeds from sale of common
   stock, net of offering
  costs of $229,715            4,612,935      4,613     10,494,674        --           --            --          --      10,499,287
Collections on stockholder
   notes receivable                   --         --             --        --       39,425            --          --          39,425
Exercise of stock options        394,978        395        260,406        --           --            --          --         260,801
Issuance of common stock to
   employees and vendors for
   services                       25,000         25        289,368        --           --            --          --         289,393
Conversion of notes payable
   and related accrued
   interest into common
   stock                       3,175,000      3,175      5,602,826        --           --            --          --       5,606,001
Issuance of stock purchase
   warrants to vendors for
   services                           --         --        552,780        --           --            --          --         552,780
Issuance of compensatory stock
   options to nonemployee
   directors                          --         --      1,260,000        --           --            --          --       1,260,000
Compensation expense associated
   with outstanding variable
   option awards                      --         --        938,859    33,133           --            --          --         971,992
Compensation expense associated
   with outstanding fixed
   option awards                      --         --              -     4,052           --            --          --           4,052
                             ------------------------------------------------------------------------------------------------------
                              14,206,541    $14,207    $30,226,556  $(29,326)    $(21,506) $(21,828,861)    $ 3,006     $ 8,364,076
                             ======================================================================================================

See accompanying notes.

                    Puradyn Filter Technologies, Incorporated

                      Consolidated Statements of Cash Flows

                                                                              Year ended December 31
                                                                        ---------------------------------
                                                                           2000                   1999
                                                                        -----------           -----------
Operating activities
Net loss                                                                $(7,089,393)          $(3,585,028)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                           59,936                98,720
     Provision for bad debts                                                 49,907                41,788
     Amortization of deferred financing costs included in
       interest expense                                                      39,000               132,500
     Forgiveness of accounts payable recorded as a reduction
       of general and administrative expenses                                (9,836)             (119,603)
     Interest expense associated with modification of terms
       of note payable to QIP to induce conversion                               --             2,115,909
     Extraordinary item, gain on forgiveness of debt to
       former stockholder                                                        --              (204,756)
     Interest accrued on note payable to QIP and note payable
       to stockholder                                                        28,094               387,690
     Loss (Gain) on disposal of property and equipment                       83,664                 9,484
     Amortization of discount on investment securities                      (65,236)                   --
     Compensation expense on stock-based arrangements with
       employees and vendors                                              4,765,717               454,532
     Changes in operating assets and liabilities:
         Accounts receivable                                                (54,558)             (104,380)
         Accrued interest receivable                                       (193,459)                   --
         Inventories                                                       (257,151)               95,739
         Prepaid expenses and other assets                                 (267,619)               (9,913)
         Accounts payable                                                   (53,081)             (121,074)
         Accrued payroll                                                    (36,967)               (6,417)
         Other accrued expenses                                              34,991               (50,050)
         Deferred revenue                                                     8,537                (2,926)
         Accounts payable and accrued expenses-related parties
                                                                           (241,104)              199,680
                                                                        -----------           -----------
Net cash used in operating activities                                    (3,198,558)             (668,105)

Investing activities
Proceeds from sale of investments                                           600,000                    --
Purchases of investments                                                 (7,666,945)                   --
Purchases of property and equipment                                         (98,261)                   --
                                                                        -----------           -----------
Net cash used in investing activities                                    (7,165,206)                   --

Continued on next page

                    Puradyn Filter Technologies, Incorporated

                                                                                          Year ended December 31
                                                                                    -----------------------------------
                                                                                       2000                    1999
                                                                                    ------------           ------------
Financing activities
Proceeds from sale of common stock, net of offering costs                             10,487,608                500,000
Proceeds from exercise of stock options                                                  260,801                 63,686
Proceeds from note payable to bank                                                            --                275,000
Repayment of note payable to former stockholder                                               --                (90,000)
Collection on stockholder notes receivable                                                39,425                     --
Payment of capital lease obligations                                                     (13,376)                (9,536)
                                                                                    ------------           ------------
Net cash provided by financing activities                                             10,774,458                739,150
Effect of exchange rate changes on cash                                                   (2,581)                    --
                                                                                    ------------           ------------
Increase in cash and cash equivalents                                                    408,113                 71,045
Cash and cash equivalents at beginning of year                                            71,045                     --
                                                                                    ------------           ------------
Cash and cash equivalents at end of year                                            $    479,158           $     71,045
                                                                                    ===========            ============

Supplemental cash flow information
Cash paid for interest                                                              $      6,810           $     38,398
                                                                                    ============           ============

Non cash investing and financing activities
Equipment purchased under a capital lease                                           $     17,853           $         --
                                                                                    ============           ============

Fair value of stock purchase warrants issued to agent for services in 1999 relating to 2000 equity offering and
   netted against proceeds in 2000                                                  $   (114,000)          $    114,000
                                                                                    ============           ============
Unrealized gains on investments                                                     $      5,587           $         --
                                                                                    ============           ============
Conversion of notes payable to stockholder and notes payable
   to QIP, and related accrued interest, into common stock                          $  3,918,501           $         --
                                                                                    ============           ============
Sale of common stock by issuance of note receivable which was
   collected in January 2001                                                        $    150,000           $         --
                                                                                    ============           ============
Issuance of stock options to stockholder for deferred
   financing costs                                                                  $         --           $     71,500
                                                                                    ============           ============


See accompanying notes.

                    Puradyn Filter Technologies Incorporated
                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.  Accounting Policies

Organization. Puradyn Filter Technologies Incorporated ("Puradyn" or the "Company"), a Delaware corporation, is engaged in the manufacturing, distribution and sale of oil purification systems under the trademarks Purifiner(R) and Puradyn(TM) primarily to original vehicle equipment manufacturers and to companies having large fleets of vehicles. The Company holds the exclusive worldwide manufacturing and marketing rights for the Purifiner products pursuant to licenses for two patents and through direct ownership of various patents.

Adoption of New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

In December 2000, the Company adopted the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 in the fourth quarter of the Company's year ended December 31, 2000 did not have a material effect on the Company's financial statements.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Puradyn Filter Technologies Ltd, formed during 2000. All significant intercompany transactions and balances have been eliminated.

Revenue recognition. The Company recognizes revenue upon shipment of its products that do not require further services or installation at the customer's site in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to certain customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements. Management believes, based on past experience and future expectations, that such limited return rights and warranties will not have a material adverse effect on the Company's financial statements.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Cash and cash equivalents. Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the time of purchase.

Investments. All investments are classified as available-for-sale securities. Available-for-sale securities are stated at fair value with unrealized gains and losses reported in other comprehensive income. Interest on securities classified as available-for-sale are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income.

Fair value of financial instruments. The fair value of current assets, long-term investments in debt securities and current liabilities approximate their reported carrying amounts. In the opinion of management the carrying value of capital lease obligations approximates market value based on market interest rates for similar instruments.

Inventories. Inventories are stated at the lower of cost or market. Production costs are applied to ending inventories at a rate based on estimated production capacity, and any excess production costs are charged to cost of products sold.

Property and equipment. Property and equipment are stated on the basis of cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, except for assets held under capital leases, for which the Company records depreciation based on the shorter of the assets useful life or the term of the lease. The estimated useful lives of property and equipment range from 3 to 5 years. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

Comprehensive income. Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") establishes rules for reporting and display of comprehensive income and its components. Comprehensive income is the sum of net income as reported in the Consolidated Statement of operations and other comprehensive income transactions reported in the Consolidated Statement of Changes in Stockholders' Equity (Deficiency). Other comprehensive income transactions that currently apply to the Company result from changes in the market value of Available-For-Sale securities and changes in holding value resulting from foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to fair value. Gains or losses are realized when the securities available for sale are sold.

Advertising costs. Advertising costs are expensed as incurred. During the years ended December 31, 2000 and 1999, such costs totaled $13,000 and $12,000, respectively, included in selling expenses in the accompanying statements of operations.

Engineering and development. Engineering and development costs totaling $252,551 and $71,793 in 2000 and 1999, respectively, are expensed as incurred and included in general and administrative costs in the accompanying statements of operations.

Foreign Currency Translation. The financial statements of the Company's foreign subsidiary for the year ended December 31, 2000 have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The gains and losses resulting from the changes in exchange rates during 2000 have been reported in other comprehensive income. The effect on the consolidated statements of operations for 2000 of transaction gains and losses is insignificant.

Income taxes. The Company accounts for income taxes under FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Impairment. Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable, in accordance with Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". If such indicators are present, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows estimated to be generated by those assets over the remaining life to the asset's carrying amount. If the estimated undiscounted net cash flows are less than the carrying amount, the assets would be adjusted to their fair value, based on the present value of the undiscounted net cash flows. Management believes that no impairment adjustments are required at December 31, 2000 and 1999.

Stock-based compensation. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS No. 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded, however to the extent the exercise price on the date of grant is less than market price, a corresponding amount of compensation is recorded. Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FAS No. 123 and EITF 96-18, Accounting for Equity Investments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. The related expense is recognized over the period the services are provided.

Compensatory Stock Options. The Company accounts for the difference between the Grant Price of compensatory stock options and fair value as unearned compensatory options, which the company charges to Operations over their vesting period.

Credit risk. The Company minimizes the concentration of credit risk associated with cash and cash equivalents by maintaining its cash and cash equivalents with a high quality federally insured financial institution. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses.

Basic and diluted loss per share. The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128) which requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of stock options, warrants and convertible debt would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computation of loss per share totaled approximately 3,192,189 in 2000 and 2,821,396 in 1999.

2.  Investments

Investments at December 31, 2000 were as follows:

                                   Amortized      Gross          Gross         Estimated
                                      Cost      Unrealized     Unrealized        Fair
                                     Basis        Gains         (Losses)         Value
                                  -----------   -----------    -----------    -----------
Short term investments:
  Corporate debt securities       $ 4,690,003   $     6,676    $    (2,241)   $ 4,694,438
  Foreign government securities     1,793,181            --         (2,481)     1,790,700
  Certificates of deposit             200,000            --             --        200,000
                                  -----------   -----------    -----------    -----------
                                    6,683,184         6,676         (4,722)     6,685,138

Long-term investments:
  Corporate debt securities           248,997         3,633             --        252,630
  Certificates of deposit             200,000            --             --        200,000
                                  -----------   -----------    -----------    -----------
                                      448,997         3,633             --        452,630
                                  -----------   -----------    -----------    -----------
                                  $ 7,132,181   $    10,309    $    (4,722)   $ 7,137,768
                                  ===========   ===========    ===========    ===========

The contractual maturity date of long-term corporate debt securities is May 1, 2006.

During fiscal 2000, the Company sold investments in corporate debt securities with an amortized cost basis of $598,853 at a sale price of $600,000 resulting in a realized gain of $1,147.

3.  Inventories

At December 31, inventories consist of the following:
                                                    2000                1999
                                                    ----                ----
                  Raw materials                   $200,170            $152,185
                  Finished goods                    83,870              16,018
                                                  --------            --------
                                                  $284,040            $168,203
                                                  ========            ========

4.  Property and Equipment

At December 31, 2000 and 1999, property and equipment consists of the following:

                                                          2000         1999
                                                          ----         ----
                  Machinery and equipment             $  587,547      $ 414,909
                  Furniture and fixtures                  50,495         47,193
                                                      ----------      ---------
                  Total property and equipment           638,042      462,102
                  Less accumulated depreciation
                      and amortization                 (409,673)      (347,561)
                                                      ----------      ---------
                    Net property and equipment        $  228,369      $ 114,541
                                                      ==========      =========

Amortization of equipment held under capital leases is included in depreciation expense.

5.  Leases

The Company's primary manufacturing, warehouse and office facilities in Boynton Beach, Florida are leased under a three year lease which extends to March 31, 2003. The Company has additional office facilities in Livonia, Michigan under a lease which extends through January 31, 2002 and in Devon, England under a lease which extends through March 31, 2001. The lease on the Company's Boynton Beach facilities contains no renewal options and the Michigan office can be renewed for an additional year under the same terms unless changed by notice from the landlord 60 days prior to end of the initial term. The lease on the Devon office can be renewed annually under the same terms unless changed by notice from the landlord 60 days prior to end of the initial term. Total rent expense was approximately $132,000 and $107,000 for 2000 and 1999, respectively.

The Company also has entered into several obligations for certain office and manufacturing equipment which have been accounted for as capital leases with terms of four years.

At December 31, 2000, future minimum commitments under these non-cancelable leases are as follows:

                                                                          Capital          Operating
                                                                          Leases            Leases
                                                                          ------            ------
                  2001                                                  $  11,562          $117,600
                  2002                                                      5,496           120,200
                  2003                                                      5,496            30,300
                  2004                                                      2,748                --
                                                                         --------          --------
                  Total minimum lease payments                             25,302          $268,100
                                                                         --------          ========
                  Less amount representing interest                        (3,223)
                                                                         --------
                  Present value of minimum lease payments
                    (including current portion of $10,374)                $22,079
                                                                          =======

6.  Accounts Payable Forgiveness

During 2000 and 1999, the Company settled certain accounts payable with unrelated parties totaling $9,836 and $119,603, respectively, which was recorded as a reduction of general and administrative expenses.

7.  Note Payable to Stockholder

During 1998, Richard C. Ford, who was, at the time, Chairman of the Board of Directors and a major stockholder of the Company, loaned the Company $150,000 for which the Company issued notes payable due one year from the date of issuance, bearing interest at 12%, and secured by accounts receivable and inventories. The interest accrued as of December 31, 1999 totaled $24,300. On January 24, 2000, Mr. Ford converted the loan and the related accrued interest totaling $175,504 into 150,000 shares of common stock. See Note 8 for discussion concerning compensation expense resulting from this and other conversions.

8.  Note Payable to Bank

During 1998, the Company borrowed $250,000 from its bank under a revolving note payable due one year from the date of issuance, bearing interest at 8.75%, payable monthly. The note was collateralized by substantially all assets of the Company. On January 21,1999, the Company converted its loan to a $350,000 revolving line of credit, due on demand, with interest at the bank's prime rate (7.75% at inception). The revolving line of credit was secured by certificates of deposit in the name of Richard C. Ford and held by the bank. On January 21, 1999, the Company borrowed an additional $100,000 under the new revolving line of credit. Both the initial loan and the revolving line of credit were personally guaranteed by Richard C. Ford. On March 25, 1999, the Company increased the line of credit from $350,000 to $525,000. The additional $175,000 was drawn down during March 1999.

In exchange for Mr. Ford's personal guarantee of the Company's borrowings, the Board of Directors granted Mr. Ford 175,000 options. The fair value of the options, estimated to be $171,500 using the Black-Scholes valuation model, was recorded as a deferred financing cost and has been amortized to interest expense over the term of the initial loan. Included in interest expense in the accompanying Statements of Operations for 2000 and 1999 is amortization of such deferred financing costs of $39,000 and $132,500, respectively.

On January 24, 2000, Mr. Ford and his daughter personally repaid the bank on behalf of the Company and simultaneously converted their loans totaling $525,000 into 525,000 shares of the Company's common stock. As a result of this conversion, and the conversion discussed in Note 7, the Company recorded compensation expense in 2000 totaling approximately $1,687,500 which represents the excess of the fair market value of the common stock received by Mr. Ford and his daughter over conversion price at the date of the conversion.

9. Note Payable to Former Stockholder

Arising out of a settlement with the estate of a former stockholder, the Company owed the estate $294,756. This obligation, which was declared in default by the estate, was settled on December 28, 1999, by payment to the estate of $90,000. The remaining balance owed at the time of settlement totaling $204,756 was forgiven and is reflected as an extraordinary item in the accompanying 1999 Statement of Operations.

10. Notes Payable to QIP, a Stockholder

In connection with the $2,000,000 promissory note originally issued to QIP on June 19, 1997, the Company issued a Common Stock Purchase Warrant to QIP for the purchase of 500,000 shares of the Company's Common Stock, exercisable at $2.75 per share and expiring on December 31, 2000. The original promissory note was recorded at a discounted amount of $1,600,000 and the warrants were recorded at $400,000. The discount on the original note was amortized over the original term ending on December 19, 1997.

During 1998, the Company and Quantum Industrial Partners LDC ("QIP") entered into a Note Exchange Agreement whereby a $2,000,000 promissory note issued in 1997 to QIP was exchanged for a $2,000,000, 12% Senior Subordinated Convertible Note due 2003. In addition, during 1998, the Company and QIP entered into a Note Purchase Agreement whereby the Company issued QIP a 12% Senior Subordinated Convertible Note in the aggregate principal amount of $500,000 under the same terms and conditions as the $2,000,000 note. Interest was payable quarterly beginning April 1, 1998, however, under provisions of the agreement, the Company elected to add the unpaid interest to the principal balance each quarter through December 31, 1999. Such unpaid interest then bore interest at 15% per annum and was payable on demand. Total accrued interest at December 31, 1999 was $691,086. The notes were senior to all indebtedness of the Company except bank or financial institution debt. The notes could be convertible at the option of QIP on or after the earlier of January 1, 2001, or the date on which the Company raised cash proceeds aggregating $10 million from the sale of debt or equity securities or assets, based upon a conversion price of $2.75 per share. The notes contained restrictive covenants including prohibiting the payment of any dividends, purchase, redemption or acquisition any of its common stock, retirement of its existing indebtedness other than existing required periodic payments, and entering into transactions with any affiliate.

On December 31, 1999, the Company and QIP entered into an agreement for QIP to convert the outstanding principal amount payable to QIP into 2,500,000 shares of the Company's common stock at a conversion rate of $1 per share. As a result of the modification of the conversion terms, the Company recognized interest expense in 1999 totaling $2,115,909, equal to the fair market value of the additional shares to be received by QIP resulting from the modification, pursuant to SFAS No. 84, Induced Conversions of Convertible Debt. On January 24, 2000, QIP converted the principal balance of the notes, totaling $2,500,000, and foregave the related accrued interest totaling $717,997, into 2,500,000 shares of the Company's common stock.

11.  Royalties

In connection with the Company being granted worldwide manufacturing and marketing rights for certain of the Purifiner products, a royalty agreement was entered into with a term which mirrors the life of the related patents or any improvements thereto. Pursuant to this royalty agreement, the owner of the patents will receive 5% of the net unit sale price of all covered Purifiner products, as defined. Additionally, 1% of the net sales price of replacement oil filter elements will be paid as a royalty for the use of the Purifiner U.S. trademark.

In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $21,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000 the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but has paid the additional judgment. Thereafter, on February 22, 2001, the trial court ordered the Company to pay the sum of $18,049, included in Other Accrued Expense in the accompanying 2000 Balance Sheet, for the patent owner's attorney's fees and court costs. That order has been appealed and will be combined with the first appeal. The judgment for attorney's fees and court costs has not been paid and the Company has posted a surety bond to cover the judgment while the appeals are pending. Management does not expect the ultimate resolution of this matter to have a significant effect on the company's financial position or results of operations.

12.  Income Taxes

Income Taxes
The United States and foreign components of income from continuing operations before income taxes are as follows:

                                                                   2000               1999
                                                               -----------------------------

          United States.....................................   $(6,913,052)      $(3,585,028)
          Foreign...........................................      (176,341)               --
                                                               -----------       -----------
               Total........................................   $(7,089,393)      $(3,585,028)
                                                               ===========       ===========

The significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31:

                                                                    2000           1999
                                                                ---------------------------
                 Deferred tax assets:
                      Net operating loss carryforwards ......   $ 5,550,742    $ 3,466,875
                      Depreciation and amortization .........        74,673         74,385
                      Accrued expenses and reserves .........        55,535         25,052
                      Compensatory stock options and warrants       197,032        427,583
                      Other .................................        15,206         11,177
                                                                -----------    -----------
                 Total deferred tax assets ..................     5,893,188      4,005,072
                           Valuation allowance ..............    (5,893,188)    (4,005,072)
                                                                -----------    -----------
                 Net deferred tax assets ....................   $        --    $        --
                                                                ===========    ===========

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $5,893,188 and $4,005,072 is necessary as of December 31, 2000 and 1999, respectively. The change in valuation allowance for the year ended December 31, 2000 is $1,888,116.

At December 31, 2000, the Company has approximately $16,033,000 of U.S. net operating loss carryforwards remaining, which expire beginning in 2011. The Company will record the benefit of $1,293,000 of the net operating loss carryforwards through additional paid-in capital if and when the net operating loss carryforwards are utilized.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effects of this change has not been undertaken.

For the year ended December 31, 2000, the Company's United Kingdom subsidiary generated a net operating loss of approximately $176,000.

A reconciliation of the Company's income taxes to amounts calculated at the statutory federal rate is as follows:

                                                                           2000        1999

          Federal statutory taxes......................................  (34.00)%    (34.00)%
          State income taxes, net of federal tax benefit...............   (2.63)      (1.50)
          Nondeductible items..........................................    9.32       19.95
          Change in valuation allowance................................   27.31       15.55
                                                                          -----       -----
                                                                             -- %         -- %
                                                                          =====       -----

13.  Other Contingencies

TF Systems, Inc. ("Systems"), a related party (previously under common ownership with the Company), formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company in 1995. In June, 1997, the former law firm of Systems filed a complaint against the Company, Systems, Richard C. Ford, individually and an inactive company controlled by Richard C. Ford, demanding payment of approximately $313,000 of legal fees and other costs, plus interest and attorney fees, related primarily to obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems was awaiting a judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible claims aggregating approximately $75,000. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn did not assume these obligations as part of its purchase of Systems in 1995 and management believes such amounts are not the responsibility of the Company. However, Systems is an inactive company whose only asset is the claim that was reversed on appeal and maybe retried by Systems. Accordingly, the ability to collect such funds from Systems is uncertain. The ultimate outcome of this litigation cannot be determined at this time. However, management has determined, based upon the opinion of the Company's counsel, that an adverse judgment against the Company is unlikely. Accordingly, no accrual has been recorded for these claims in the accompanying balance sheets since management believes that it is not probable that the Company has incurred any loss associated with these matters.

During 1999 and 2000, the Company did not make certain disclosure filings relative to non-cash payments to third parties. As a result, the Company could be subject to penalties and assessments which are not estimable at this time.

14. Stock Options

The Company has three stock option plans, one adopted in 1996 and amended in July, 1997 (the "1996 Option Plan"), one adopted in September 1999 and amended in June 2000 (the "1999 Option Plan"), and one adopted on November 8, 2000 (the "Directors' Plan"). The 1996 Option Plan provides for the granting of up to 2,200,000 options, the 1999 Option Plan provides for the granting of up to 3,000,000 options and the Directors' Plan provides for the granting of up to 400,000 options.

Each of the 1996 and 1999 Plans provides for the granting of both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, based upon the determination of the Board of Directors. Each plan limits the exercise price of the options to be no less than fair value of the common stock on the date of grant for incentive stock options and the option term may not exceed five or ten years. Generally, under both plans, options to employees vest over four years at 25% per annum, except for certain grants to employees which vested 50% upon grant with remaining amounts over two years at 25% per annum. The Directors' Plan provides for the granting of non-qualified options to members of the Board of Directors at no less than the fair market value of the common stock on the date of grant for a term expiring at the earlier of five years or the date the individual ceases to serve as a Director. Such options may be exercised commencing two years from the date of grant.

At December 31, 2000 and 1999, 4,765,053 and 3,760,031 shares of common stock have been reserved for issuance under the aforementioned plans. Additional information concerning the activity in the option plans is as follows:

                                                                 2000                        1999
                                                                 ----                        ----

                                                                     Weighted                   Weighted
                                                                      Average                    Average
                                                                     Exercise                   Exercise
                                                          Options      Price       Options        Price
                                                          -------      -----       -------        -----

         Outstanding, at the beginning of the year        2,994,581    $1.19       1,634,355      $2.03
              Granted                                     1,455,750     7.57       2,040,970        .80
              Exercised                                   (394,978)      .66       (196,994)        .01
              Canceled                                    (395,355)     7.48       (483,750)       2.90
                                                          ---------                ---------
         Outstanding, at the end of the year              3,659,998     1.31       2,994,581       1.19
                                                          =========                =========

         Exercisable at the end of the year:              1,835,688    $1.43       1,617,957      $1.42

         Options available for grant at the
         end of the year                                  1,105,055                  765,450


Summarized information with respect to options outstanding under the three plans at December 31, 2000 is as follows:

                                          Options Outstanding                    Options Exercisable
                   ---------------------------------------------------        ---------------------------
                                               Weighted Average              Weighted          Weighted
                                          Remaining           Average                          Average
Range of             Number              Contractual        Exercise          Number           Exercise
Exercise Price      Outstanding         Life (in Years)      Price          Exercisable         Price
--------------      -----------     -------------------    ------------------------------    -------------
 $ .21 -   $1.10    2,280,278               5.4              $ .77         1,503,218           $  .73
  2.00 -    4.50      297,470               6.6               1.55           207,220             2.23
  5.88 -    6.81      375,375               6.8               3.68             3,375             6.00
  8.50 -   10.00      706,875               8.9               1.65           121,875             8.66


Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000 and 1999, respectively: risk free interest rates of 6.4% and 5.5%; volatility factors of the expected market price of the Company's common stock of 4.5 and 5.5; and a weighted average expected life of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    2000             1999
                                                    ----             ----

         Pro forma net loss                    $(7,614,639)      $(5,866,241)
               before extraordinary item
         Extraordinary item                             --           204,756
                                               -----------       -----------
         Pro forma net loss                     (7,614,639)       (6,070,997

         Basic and diluted pro forma
               loss per common share:
         Pro forma net loss                    $      (.59)     $      (1.15)
               before extraordinary item
         Extraordinary item                           (.00)              .03
         Pro forma net loss                           (.59)            (1.18)

During 2000, 220,000 options were issued to nonemployee Directors and were recorded at their estimated fair value of approximately $1,260,000.

During 2000 and 1999, approximately $972,000 and $316,000 respectively, of compensation expense was recognized relating to variable option awards outstanding. At December 31, 2000, cumulative compensation expense recognized for variable awards totaled $1,288,000. At December 31, 2000, approximately 292,000 awards subject to variable accounting remain outstanding with an average exercise price of $.57.

15. Warrants

At December 31, 2000 and 1999, 269,067 and 100,000 shares of common stock have been reserved for issuance under outstanding warrants. Information concerning activity of the Company's warrants is as follows:

                                                               2000                      1999
                                                               ----                      ----
                                                                    Weighted                 Weighted
                                                                     Average                  Average
                                                                    Exercise                 Exercise
                                                        Warrants      Price      Warrants      Price

         Outstanding, at the beginning of the year        100,000    $1.00         835,000      $2.54
              Granted                                     169,067     3.92         100,000       1.00
              Exercised                                        --       --              --          -
              Canceled                                         --       --        (835,000)      2.54
                                                        ---------                ---------
         Outstanding, at the end of the year              269,067    $2.84         100,000      $2.48
                                                       ==========               ==========

During 1999, the Company granted 100,000 warrants to a promoter. Such warrants were recorded at the fair value of $114,000 and recorded as a deferred offering cost at December 31, 1999 and reflected as an adjustment of the net proceeds from the sale of common stock in 2000.

During 2000, the Company granted 369,067 warrants to vendors for services. Such warrants were recorded at the fair value of approximately $553,000 as selling, general and administrative expense for the year ended December 31, 2000.

16. Joint Venture and Formation of Subsidiary Company

In 1996, the Company entered into a joint venture agreement to create a company, TF Purifiner Ltd. ("Ltd"), to sell and distribute the Company's product in Europe, the Middle East and certain African countries. The Company had an approximate 45% interest (50% voting interest) and accounted for Ltd using the equity method. At December 31, 1999, the Company's share of the net losses exceeded its original investment in the joint venture and accordingly, the Company's investment was written down to zero. Effective May 31, 2000 the Company and the other principal venture partner (Centrax Ltd.) agreed to dissolve the joint venture with no liability on the part of the Company to fund the excess of liabilities over net assets of the joint venture. In connection with the dissolution, the Company acquired from Centrax certain foreign patents, inventory and equipment used by it in the manufacture of goods for the joint venture for $38,600, to the patents it received on Puradyn products in certain foreign countries.

Upon dissolution of the joint venture, the Company formed a wholly-owned subsidiary company, Puradyn Filter Technologies, Ltd. (PFTL), effective June 1, 2000 to continue the sale and distribution of the Company's products in Europe, the Middle East and certain African countries. The results of operations of PFTL have been consolidated with the Company since June 1, 2000.

17. Major Customers and Export Sales

The Company's products are oil refining systems, substantially all of which are sold to distributors and end users for use on transportation vehicles. This could unfavorably affect the Company's overall exposure to credit risk in as much as these customers could be affected by similar economic or other conditions. During 2000, five customers accounted for approximately 39.1% of the Company's net sales. The loss of business from one or a combination of the Company's significant customers could adversely effect its operations.

18. Other Related Party Transactions

In January 2000, Richard C. Ford was repaid approximately $200,000 for amounts owed for cash advances to the Company and for expenses incurred by the Company and paid by Mr. Ford on behalf of the Company.

In December 2000, the Company sold 20,000 shares of its common stock to an executive for $150,000 through the issuance of a note. Such note was repaid by the executive in January 2001.

19. Geographic information

The Company has one line of products which it manufactures and distributes from one location in the U.S. and beginning in 2000, one location in the United Kingdom. Information with respect to sales activity and long-lived assets in the U.S. and foreign markets in which the Company operates is as follows:


                                             U.S.                U.K.           Consolidated
                                          Operations          Operations            Total
                                          ----------          ----------            -----

Net sales                               $1,073,767              $98,800        $1,172,567
Property and Equipment, net                177,469               50,900           228,369

20. Restatement

The stockholders' deficiency at December 31, 1998, as previously reported, has been restated to reflect certain adjustments made to the December 31, 1998 balance sheet, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States. These adjustments included approximately $83,000 to reduce inventories to their net realizable value, $18,000 to correct revenue recognition errors, $48,000 to accrue for general and administrative costs incurred by the Company and paid for by a stockholder on behalf of the Company, $62,000 to adjust property and equipment for depreciation and to write-off assets that no longer existed or provided no benefit to the Company, and $69,000 for other selling, general and administrative costs incurred prior to the balance sheet date. The following table summarizes the impact of these adjustments on total assets, liabilities and stockholders' deficiency at December 31, 1998:

                                                As
                                            Previously                                    As
                                             Reported           Adjustments            Restated
                                         --------------        ------------           ---------
At December 31, 1998
--------------------
Total assets                               $  678,956           $   (194,664)       $  484,292
Total liabilities                           4,266,137                 86,022         4,352,159
Total stockholders' deficiency              3,587,181                280,686         3,867,867


The 1999 financial statements, as previously reported, have been restated to reflect certain adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States. These adjustments included approximately $2,116,000 of interest expense relating to the modification of the conversion terms on the note payable to QIP (see Note
10), $467,000 of compensation expense to employees and vendors for stock-based awards, $42,000 to correct revenue recognition errors, $48,000 to accrue for selling, general and administrative costs incurred by the Company prior to the balance sheet date, $18,000 to adjust depreciation expense and $8,000 to accrue for costs incurred by the Company and paid by a stockholder on behalf of the Company. These adjustments were offset by other miscellaneous adjustments, net of the turnaround effect of certain adjustments recorded to the restate the 1998 stockholders' deficiency. The following table summarizes the impact of these adjustments on the total assets, liabilities and stockholders' deficiency at December 31, 1999 and the results of operations and earnings per share for the year then ended:

                                                 As
                                             Previously                                  As
At December 31, 1999                          Reported            Adjustment          Restated
--------------------                        ------------        -------------      -------------
Total assets                               $     493,142        $      84,750      $     577,892
Total liabilities                              4,409,746              201,414          4,611,160
Total stockholders' deficiency                 3,916,604              116,664          4,033,268

For the year ended December 31, 1999
    Sales, net                             $    580,480         $       6,380      $     586,860
         Cost of products sold                 (585,658)               40,119           (545,539)
                                           ------------         -------------      --------------
                                                 (5,178)               46,499             41,321
   Selling, general and administrative
     expenses                                   (919,062)            (205,430)        (1,124,492)
   Interest expense                             (435,736)          (2,270,877)        (2,706,613)
   Extraordinary item, gain on
     foregiveness of debt                        347,020             (142,264)           204,756
                                          --------------        -------------      -------------
   Net loss                               $   (1,012,956)       $  (2,572,072)     $  (3,585,028)

   Basic and diluted loss per common share:
   Loss before extraordinary item         $         (.26)                          $        (.72)
   Extraordinary item                                .07                                     .04
                                          --------------                           -------------
   Net loss                               $         (.19)                          $        (.68)


                                Index to Exhibits


Exhibits          Description of Documents
--------          ------------------------
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

10.16             Note Exchange Agreement dated as of January 26, 1998 (4).

10.17 12% Senior Subordinated Convertible Note in the principal amount of $2,000,000 (4).

10.18             Note Purchase Agreement dated January 26, 1998 (4)

10.19 12% Senior Subordinated Convertible Note in the principal amount of $500,000 (4).

10.20             Stock Option Plan (5)

10.21             2000 Non-Employee Directors' Plan (10)

24.1 Consent of Independent Certified Public Accountants as of December 31, 2000 (10) 27 Financial Data Schedule (11) 99.1 Final Judgment in T/F Systems, Inc. v. Southeast Capital Financing, Inc., Case No. CL 90-12772AE in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (1).
--------------
(1) Incorporated by reference from the Exhibits to the company's Form 10-SB Registration Statement, as amended, as filed with the Securities and Exchange Commission.

(2) Incorporated by reference from the Exhibit to the company's Form 8-K, January 9, 1997, as filed with the Securities and Exchange Commission.

(7) Incorporated by reference from the Exhibit to the company's Form 8-K, June 19, 1997, as filed with the Securities and Exchange Commission.

(8) Incorporated by reference from the Exhibit to the company's Form 8-KA, February 11, 1998, as filed with the Securities and Exchange Commission.

(9) Incorporated by reference from Form S-8, September 15, 1999, as filed with the Securities and Exchange Commission.

(10)     Filed herewith.