Form 10QSB
period 2001-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2001-05-31
CIK 1019787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 11, 2001: 14,215,108 shares of Common Stock.

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB



Part I.    Financial Information (Unaudited)                                                     Page

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - March 31, 2001 and
                  December 31, 2000...................................................................3

                  Condensed Consolidated Statements of Operations - Three months ended March 31, 2001 and March 31,
                  2000................................................................................4

                  Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and March 31,
                  2000................................................................................5

                  Notes to Condensed Consolidated Financial Statements................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................................10

Part II.   Other Information

Item 1.           Legal Proceedings..................................................................13

Item 2.           Changes in Securities and Use of Proceeds..........................................13

Item 3.           Defaults Upon Senior Securities....................................................13

Item 4.           Submission of Matters to a Vote of Security Holders................................13

Item 5.           Other Information..................................................................13

Item 6.           Exhibits and Reports on Form 8-K...................................................13


Signatures...........................................................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheets

                                                                         March 31, 2001       December 31, 2000
                                                                           (Unaudited)             (Note)
                                                                          ------------          ------------
Assets:
Current assets:
     Cash and cash equivalents                                            $    258,372          $    479,158
     Restricted cash                                                            22,238                    --
     Short-term investments                                                  6,326,014             6,685,138
     Accounts receivable, net of allowance for uncollectible
         accounts of $60,072 and $61,163 at March 31, 2001 and
         December 31, 2000, respectively                                       111,665                79,880
     Notes receivable, related party                                                --               150,000
     Inventories                                                               235,823               284,040
     Accrued interest receivable                                               161,229               193,459
     Prepaid expenses and other current assets                                 153,753               272,041
                                                                          ------------          ------------
Total current assets                                                         7,269,094             8,143,716

Long-term investments                                                          252,250               452,630
Property and equipment, net                                                    185,538               228,369
Other noncurrent assets                                                        242,774                 9,800
                                                                          ------------          ------------
Total assets                                                              $  7,949,656          $  8,834,515
                                                                          ============          ============

Liabilities and stockholders' equity Current liabilities:
     Accounts payable                                                     $    277,298          $    156,999
     Accounts payable and accrued expenses, related parties                     24,826                24,340
     Accrued liabilities                                                       263,732               267,021
     Current portion of capital lease obligations                                4,095                10,374
                                                                          ------------          ------------
Total current liabilities                                                      569,951               458,734

Capital lease obligations, less current portion                                 10,959                11,705
                                                                          ------------          ------------
                                                                               580,910               470,439
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized; none
    issued and outstanding                                                          --                    --
 Common stock, $.001 pare value, 20,000,000 shares authorized;
    Issued and outstanding 14,215,108 and 14,206,541 at March 31,
    2001 and December 31, 2000, respectively                                    14,215                14,207
Additional paid-in capital                                                  30,349,529            30,226,556
Unearned compensation                                                           (6,898)              (29,326)
Stockholder notes receivable                                                   (21,506)              (21,506)
Accumulated deficit                                                        (22,971,884)          (21,828,861)
Accumulated other comprehensive income                                           5,290                 3,006
                                                                          ------------          ------------
Total stockholders' equity                                                   7,368,746             8,364,076
                                                                          ------------          ------------
Total liabilities and stockholders' equity                                $  7,949,656          $  8,834,515
                                                                          ============          ============


Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

           See notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three months ended March 31,
                                                       2001                   2000
                                                                         (as restated)
                                                   ------------          ------------
Net sales                                          $    365,454          $    214,789
Costs and expenses:
     Cost of products sold                              403,038               280,304
     Selling expenses                                   448,313               739,132
     General and administrative                         823,174             4,867,398
                                                   ------------          ------------
Total costs and expenses                              1,674,525             5,886,834
                                                   ------------          ------------
                                                     (1,309,071)           (5,672,045)

Other income (expense):
    Investment income                                   167,068                23,256
    Interest expense                                     (1,020)              (77,666)
                                                   ------------          ------------
Total other income (expense), net                       166,048               (54,410)
                                                   ------------          ------------
Net loss                                           $ (1,143,023)         $ (5,726,455)
                                                   ============          ============

Basic and diluted loss per common share            $      (0.08)         $      (0.55)
                                                   ============          ============

Weighted average common shares outstanding           14,209,775            10,467,199
                                                   ============          ============




            See notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                     Three months ended
                                                                                          March 31,
                                                                          2001              2000
                                                                                       (as restated)
                                                                      -----------       -----------
Net cash used in operating activities                                 $  (937,000)      $  (539,530)

Investing activities:
   Purchases of investments                                                    --        (1,094,943)
   Proceeds from the maturity of investments                              600,000                --
   Purchases of property and equipment
                                                                          (12,023)          (12,473)
                                                                      -----------       -----------
 Net cash provided (used) by investing activities
                                                                          587,977        (1,107,416)

Financing activities:
   Proceeds from exercise of stock options                                  7,500           105,072
   Proceeds from sale of common stock, net of offering costs                   --         3,423,988
   Collection of notes receivable, related party                          150,000                --
   Payments on capital leases
                                                                           (7,025)           (6,728)
                                                                      -----------       -----------
Net cash provided by financing activities                                 150,475         3,522,332
                                                                      -----------       -----------

Change in cash and cash equivalents                                      (198,548)        1,875,386
Cash and cash equivalents at beginning of period                          479,158            71,045
                                                                      -----------       -----------
Cash and cash equivalents at end of period                                280,610         1,946,431
Less restricted cash                                                      (22,238)               --
                                                                      -----------       -----------
Unrestricted cash and cash equivalents                                $   258,372       $ 1,946,431
                                                                      ===========       ===========


Non-cash financing activities
 Conversion of notes payable to stockholder and notes payable
    to QIP, and related accrued interest, into common stock           $        --       $ 3,918,501
                                                                      ===========       ===========





            See notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)


1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2001.

For further information, refer to Puradyn Filter Technologies Incorporated's (the Company) consolidated financial statements and footnotes thereto included on the Form 10-KSB for the year ended December 31, 2000.

Adoption of New Accounting Pronouncements

In January 2001, the Company adopted the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of FASB Statement No. 133 did not have a material effect on the Company's financial position or results of operations because the Company is not currently using derivatives.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Puradyn Filter Technologies Ltd, formed during July 2000. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

The Company has adopted FASB Statement No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of stock options, warrants and convertible debt would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computation of loss per share totaled approximately 3,779,054 and 2,968,650 at March 31, 2001 and 2000, respectively.

Restricted Cash

Restricted cash consists of funds set aside in accordance with the order of a court for attorney's fees and court costs in connection with certain litigation, see Note 4.

Inventories

Inventories are stated at the lower of cost or market. Production costs are applied to ending inventories at a rate based on estimated production capacity, and any excess production costs are charged to cost of products sold. Inventories consisted of the following at:

                                       March 31, 2001          December 31, 2000
                                       --------------          -----------------
         Raw materials                     $203,742               $200,170
         Finished goods                      32,081                 83,870
                                           --------               --------
                                           $235,823               $284,040
                                           ========               ========

2. Stock-Based Compensation

During 1999, the Company granted 100,000 warrants to a promoter. Such warrants were recorded at the fair value of $114,000 and recorded as a deferred offering cost at December 31, 1999 and reflected as an adjustment of the net proceeds from the sale of common stock in the quarter ended March 31, 2000.

The Company granted 168,000 warrants to vendors for services during the three-month period ended March 31, 2000. Such warrrants were recorded at their fair value of approximately $553,000 as selling expenses for the quarter ended March 31, 2000.

During the three-month period ended March 31, 2001 and 2000, the Company recognized compensation expense of approximately $95,000 and $2,954,000, respectively, relating to variable option awards outstanding. As of March 31, 2001, cumulative compensation expense recognized for such variable awards totaled $3,943,000. At March 31, 2001, approximately 293,000 awards subject to variable accounting remain outstanding with an average exercise price of $.55.

In January 2001, the Company granted one of its non-employee Board of Directors 7,500 stock options for past services. Such options were recorded at their fair value of approximately $48,000 and included in general and administrative expenses for the quarter ended March 31, 2001.

3. Related Party Transactions

On December 31, 1999, the Company and Quantum Industrial Partners LDC (QIP) entered into an agreement for QIP to convert the outstanding principal amount payable to QIP into 2,500,000 shares of the Company's common stock at a conversion rate of $1 per share. As a result of the modification of the conversion terms, the Company recognized interest expense in 1999 totaling approximately $2,116,000, equal to the fair market value of the additional shares to be received by QIP resulting from the modification, pursuant to SFAS No. 84, Induced Conversions of Convertible Debt. On January 24, 2000, QIP converted the principal balance of the notes, totaling $2,500,000, and forgave the related accrued interest of approximately $718,000, into 2,500,000 shares of the Company's common stock.

On January 24, 2000, Mr. Ford and his daughter, on behalf of the Company, repaid the Company's note payable to a bank of $525,000 and simultaneously converted this amount as well as his previous note totaling $150,000 into 675,000 shares of the Company's common stock. As a result of this conversion, the Company recorded in 2000 compensation expense of $1,687,500, which represents the excess of the fair market value of the common stock received by Mr. Ford and his daughter over conversion price at the date of the conversion.

In January 2000, Richard C. Ford was repaid approximately $200,000 for amounts owed for cash advances to the Company and for expenses incurred by the Company and paid by Mr. Ford on behalf of the Company.

4.   Contingencies

In May 1994, the Company and a patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $21,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000, the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but has paid the additional judgment. Thereafter, on February 22, 2001, the trial court ordered the Company to pay the sum of $18,049, which is included in other liabilities in the accompanying balance sheets, for the patent owner's attorney's fees and court costs. That order has been appealed and will be combined with the first appeal. The judgment for attorney's fees and court costs has not been paid and the Company has posted a surety bond in accordance with the order of the court in the amount of $22,238 to cover the judgment while the appeals are pending. Management does not expect the ultimate resolution of this matter to have a significant effect on the Company's financial position or results of operations.

TF Systems, Inc. (Systems), a related party (previously under common ownership with the Company), formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company in 1995. In June 1997, the former law firm of Systems filed a complaint against the Company, Systems, Richard C. Ford, individually and an inactive company controlled by Richard C. Ford, demanding payment of approximately $313,000 of legal fees and other costs, plus interest and attorney fees, related primarily to obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems was awaiting a judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible claims aggregating approximately $75,000. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn did not assume these obligations as part of its purchase of Systems in 1995 and management believes such amounts are not the responsibility of the Company. However, Systems is an inactive company whose only asset is the claim that was reversed on appeal and maybe retried by Systems. Accordingly, the ability to collect such funds from Systems is uncertain. The ultimate outcome of this litigation cannot be determined at this time. However, management has determined, based upon the opinion of the Company's counsel, that an adverse judgment against the Company is unlikely. Accordingly, no accrual has been recorded for these claims in the accompanying balance sheets since management believes that it is not probable that the Company has incurred any loss associated with these matters.

5.   Restatement

The Company's results of operations for the three months ended March 31, 2000, as previously reported, have been restated to reflect certain adjustments necessary for a fair presentation in conformity with accounting principals generally accepted in the United States. These adjustments included approximately $1,687,500 in charges relating to the beneficial conversion of debt into common stock (see Note 3), approximately $553,000 in charges related to common stock and options issued to vendors in lieu of cash (see Note 2), and approximately $2,954,000 in charges related to variable compensatory options (see Note 2). Additionally, the Company adjusted sales by approximately $80,000 and cost of products sold by approximately $9,000 to properly recognize revenue.

For the Three-Month Period         As Previously
Ended March 31, 2000                  Reported           Adjustments          As Restated
                                    -----------          -----------          -----------
Net sales                           $   294,363          $   (79,574)         $   214,789
Cost of products sold                   288,895               (8,591)             280,304
                                    -----------          -----------          -----------
Gross margin                              5,468              (70,983)             (65,515)
Selling, general and
    administrative expenses             460,040            5,146,490            5,606,530
Investment income                        22,882                  374               23,256
Other expenses, net                     (12,585)             (65,081)             (77,666)
                                    -----------          -----------          -----------
Net loss                            $  (444,275)         $(5,282,180)         $(5,726,455)
                                    ===========          ===========          ===========
Basic and diluted loss per
    Common share                    $     (0.04)         $     (0.51)         $     (0.55)
                                    ===========          ===========          ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-KSB for the year ended December 31, 2000.

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

General

The Company was formed in 1987, and commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) product, now called the Puradyn Onboard By-pass Oil Filtration System or Puradyn(R).

Through 1997, the Company had been unable to significantly increase its revenues through its distribution network, which caused the Company to change its sales strategy. In 1998, it began to refocus its sales effort toward the development of commercial relationships with original equipment manufacturers (OEM's) and companies having medium to large size fleets of vehicles. The sales effort not only involves selling the benefits to the potential customer, but allowing the customer to test the Puradyn on its fleet vehicles. Consequently the sales cycle is long. The Company is currently working with several large OEM's and a large number of companies having large vehicle fleets to enable them to evaluate the benefits of the Puradyn.

The Company has had operating losses each year since inception and has relied on the sale of its stock from time to time, including the conversion of debt into stock, to fund its operations. Most recently, on January 24, 2000, the Company completed the conversion of $3,893,000 of debt and interest into its common stock. In March 2000, the Company completed the sale of 4,172,000 shares of its common stock with net proceeds of approximately $4,100,000, and in September, 2000, the Company completed the sale of an additional 920,935 shares of it common stock with net proceeds of approximately $6,907,000.

While this debt restructuring and sale of stock will improve the balance sheet of the Company and provide cash for the foreseeable future, there is no assurance that sales will increase to the level required to generate profitable operations and to provide positive cash flow from operations, and there is no assurance that the Company will not have to seek additional financing in the future.

Results of Operations for the Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months ended March 31, 2001 (the 2001 period) to the three months ended March 31, 2000 (the 2000 period):

                                                          Three Months ended March 31
                                           ---------------------------------------------------------
                                              2001                 2000           Increase (Decrease)
                                           -----------          -----------       -------------------
Net sales                                  $   365,454          $   214,789          $   150,665
Operating costs and expenses:
    Cost of products sold                      403,038              280,304              122,734
    Selling expenses                           448,313              739,132             (290,819)
    General and administrative
       expenses                                823,174            4,867,398           (4,044,224)
                                           -----------          -----------          -----------
Total operating costs and expenses           1,674,525            5,886,834           (4,212,309)
                                           -----------          -----------          -----------
Operating loss                              (1,309,071)          (5,672,045)          (4,362,974)

Investment income
                                               167,068               23,256              143,812
Interest expense                                (1,020)             (77,666)              76,646
                                           -----------          -----------          -----------
Net loss                                   $(1,143,023)         $(5,726,455)         $ 4,631,407
                                           ===========          ===========          ===========

Net Sales. Net sales increased by approximately 70% from $214,789 in the 2000 period to $365,454 in the 2001 period as a result of the Company's continued refocus of its marketing efforts toward OEMs and companies having large fleets of trucks.

Cost of Products Sold. Cost of sales increased by approximately 44% from $280,304 in the 2000 period to $403,038 in the 2001 period due to primarily to an increase in sales of approximately $150,665 as well as a write-down of inventory of approximately $106,210 in the 2001 period. In addition to the foregoing, excess overhead production capacity also attributed to the Company generating negative margins on products sold during the 2001 and 2000 periods.

Selling Expenses. Selling expenses decreased by approximately 39% from $739,132 in the 2000 period to $448,313 in the 2001 period. Selling expenses for the 2000 period included the issuance of 168,000 warrants with a fair value $552,780 to various vendors to assist the Company in marketing and selling of their products. Excluding the foregoing amount, selling expenses increased 140% in the 2001 period as compared to the 2000 period primarily as a result of an increase in sales, expansion of the Company's sales force, increased advertising and marketing costs and travel costs.

General and Administrative Expenses. General and administrative expenses decreased by approximately 83% from $4,867,398 in the 2000 period to $823,174 in the 2001 period. General and administrative expenses in the 2000 period included $1,687,500 in compensation expense recognized in connection with the conversion of the Company's notes payable to Richard Ford into common stock in January 2000. Additionally, the 2000 period included $2,954,431 due to the effect of variable options accounting for options granted to certain employees whereas the effect of such variable options for the 2001 period was only approximately $94,538. Exclusive of these transactions, general and administrative expenses increased by approximately 157% in the 2001 period as compared to the 2000 period primarily as a result of an increase in sales as well as an increase in Company personnel.

Investment Income and Interest Expense. Investment income increased by approximately $143,812 or 618% in the 2001 period over the 2000 period due to interest and dividend earnings generated from the Company's investments in various securities. The investment securities were purchased during the latter part of the 2000 period from proceeds received from the Company's private placements. Interest expense decreased by approximately $76,646 or 99% in the 2001 period as compared to the 2000 period due to the Company's extinguishment of all its interest-bearing obligations in the early part of the 2000 period.

Liquidity and Capital Resources.

The Company's capital requirements in connection with its business activities have been and will continue to be significant. To fund its activities since inception, the Company has been dependent upon the proceeds of sales of its securities and from time to time upon the proceeds from loans. In December 1999, the Company began a private offering of its common stock at $1.00 per share which was completed in March 2000 with net proceeds of $3,423,988 and then completed a second private offering in September 2000 at $7.50 per share with net proceeds of $6,907,000.

At March 31, 2001, the Company had working capital of approximately $6,699,143 with current ratio (current assets to current liabilities) of 12.75 to 1. In addition, the Company has long-term investments of approximately $252,250. The Company believes it has sufficient cash for the foreseeable future, however there is no assurance that sales will increase to the level required to generate profitable operations and to provide positive cash flow from operations, and there is no assurance that the Company will not have to seek additional financing in the future.

Management believes the favorable response from potential customers it has seen in 2000 will result in continued improvement in sales in 2001, however, there can be no assurance such improvements will occur or that such improvements will be sufficient to generate positive cash flow from its operations.

Consistent with industry practices, the Company may accept product returns or provide other credits in the event that a distributor holds excess inventory of the Company's products. The Company's sales are made on credit terms, which vary significantly depending on the nature of the sale. The Company believes it has established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables. However, there can be no assurance that actual returns and uncollectible receivables will not exceed the Company's reserves.

Sales of the Company's products will depend principally on end user demand for such products and acceptance of the Company's products by OEMs. The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance, particularly worldwide, for the Company's existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.

Impact of Inflation
Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products.

Part II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
           Certain litigation involving the Company is described in the Company's Form 10-KSB for the year ended December 31, 2000. Subsequent to the filing of such Form 10-KSB, no material developments have occurred with respect to such litigation.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           None

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     a)    Exhibits:
           None

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

                                        PURADYN FILTER TECHNOLOGIES INCORPORATED
                                                                    (Registrant)




         Date:  May 30, 2001
                                        By  /s/ Frederick W. Smith
                                        ----------------------------------------
                                                Frederick W. Smith
                                                Chief Financial Officer