Form 10KSB/A
period 2000-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2001-08-09
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                 FORM 10--KSB/A

(Mark one)

{x}  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                   For the fiscal year ended December 31, 2000
                                            -----------------------------------

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { x } No { }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { X }

State issuer's revenues for its most recent fiscal year. $1,172,567

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

ITEM 1.    DESCRIPTION OF BUSINESS
-----------------------------------

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

         In 1987, T/F Systems, Inc., a Delaware corporation ("Systems"), of which Richard C. Ford and Willard H. Taylor (deceased) were equal stockholders, obtained certain limited distribution rights to the Puradyn, previously known as the Purifiner in several states from Refineco Manufacturing Company, Inc. ("Refineco"), then located in Oakland Park, Florida (Byron Lefebvre, currently an employee for the company, was then the President of Refineco). In 1988, Systems obtained an option to acquire the exclusive manufacturing and marketing rights to the Purifiner in the event Refineco, and subsequently, Purifiner Distribution Corporation of Chicago, Illinois, were unable to meet their commitments to supply Purifiners to Systems. As a result of a default, and a failure of the manufacturer to meet his supply commitment, Systems obtained the worldwide manufacturing and marketing rights to the Purifiner in 1990.

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

Joint Venture
-------------

In 1996, the company entered into a joint venture agreement with Centrax, Ltd. (with Puradyn owning 45%, Centrax owning 45%, and Albert N. Davies of Devon U.K., owning the remaining 10%.) called TF Purifiner, Ltd. ("Ltd.") Ltd. manufactured, distributed, and marketed the company's products in Europe,the Middle East, the former Soviet Union, Egypt, and South Africa. The joint venture had operating losses and negative net worth, and, consequently, the company had no recorded investment in Ltd. Effective May 31, 2000, the company and Centrax agreed to dissolve Ltd. with no obligation on the part of the company to have any liability for, or to fund any part of, the dissolution.

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

 As with Puradyn's prior system, the new generation of filters clean, reduce and maintain oil contaminants down to 0.25 micron (standard full-flow oil filters maintain contaminants in the 15-40 micron range.) By continually removing contaminates and replacing vital additives through its patented time-release additive package, Puradyn's filters substantially extend intervals between oil changes.

For its new filters, Puradyn has implemented patented technology that provides several improvements over previous Puradyn filters including:

                           CGP(TM) a patent-pending process for chemical grafting. This new technology improves the attraction and retention of soot and other solid contaminants to the packed cotton filter material.

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

The company estimates that the current cost of an oil and full flow-filter change (assuming a person does not do the oil change himself or herself) is approximately $100 or more for heavy-duty trucks. The cost varies depending on, among other things, the type of engine and application, labor and oil costs, and costs of waste oil disposal. Depending on the size of theElement, the current suggested prices for retail end-users of the Elements range from approximately $10 to $35 and the cost of an oil analysis ranges from approximately $9.45 to $15 per sample.

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

The company's products have achieved recognition from well-known sources, including (i) certification (in 1994) and re-certification (in 1998) by the California Environmental Protection Agency's Department of Toxic Substances as a "Pollution Prevention Technology", (ii) receipt of the State of Florida's 1995 Governor' s New Product Award (Small Business Category), (iii) receipt of the National Society of Professional Engineers' 1996 New Product Award "for innovative use of engineering principals and materials, improved function and savings in use and benefit to the national economy" (Small Business Category),
(iv) receipt of the World Trade Center's (Ft. Lauderdale, Florida) 1996 Award for Outstanding Achievement in International Trade (Manufacturing Category), and
(v) being selected as one of the finalists in the 1998 Discover Magazine awards for Technological Innovation and (vi) receipt of Lubricants World's 2001 Annual Award in the Equipment Category for expected contribution "to the advancement and enrichment of the lubricants industry." Management believes that such recognition has and will continue to enable the company to increase the credibility and acceptance of its products.

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

Management believes that the ultimate success of its product will depend on the strong demand for the product by end-users, while complementing this action by direct sales to OEMs and through their distribution networks. A number of international and domestic engine and truck OEMs are currently evaluating the company' s products, such as Mack Trucks, Ford Motor Company, Detroit Diesel Corporation (engines), Freightliner Corporation, and General Motors Corporation. There can be no assurance that these or other OEMs will accept the company's products for standard original placement on their equipment or directly approve the use of the Puradyn as an option with their equipment. To date, some company customers have purchased and requested that the Puradyn be installed at a Volvo USA factory (North Carolina), International Truck and Engine Corp. (formerly Navistar International) factory, a Mack Truck factory, and a Freightliner factory on a very limited number of vehicles.

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

         Recent sales efforts by the company have resulted in the following:
Contract negotiations with Florida school districts for Puradyn installation to their buses; product purchases of approximately 1,000-1,500 units by Miami-Dade County during 2001; negotiations are in process with an agency of a large state for specification of Puradyn units as an option for their vehicles; a large truck manufacturer began testing with Puradyn units; a major GM modification company has placed Puradyn products as an equipment option in their customer catalog; a major utility issued a $99,950 blanket purchase order for Puradyns; the Texas Department of Transportation's General Services Division began purchasing Puradyn product after an approximately two year test; a large southwestern city has initiated purchasing for its Public Works and Solid Waste Divisions; a major fire apparatus OEM has named the Puradyn as optional equipment for its customers; the Environmental Division of the U.S. Navy for purchasing Puradyn units for their many different types of vehicles and equipment; after intensive testing, the U.S. Navy at the Puget Sound Naval Shipyard purchased units for their large generators; the U.S. Navy Warfare Center in Lakehurst, NJ as well as the U.S. Coast Guard also recently purchased Puradyn units; and other numerous evaluations are in progress that management feels should result in sales to these companies during 2001.

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

Patents and Trademarks.
-----------------------

        The company has pending patents for a redesigned Puradyn, the basis for the next generation of the Puradyn products, and the TFP Filter Plus which have been issued in the United States and certain other foreign countries in 1997 (See "Distribution - TF Purifiner

Ltd.). In 1997, the company obtained a U.S. patent for its new oil flow meter which enables the user to visually determine that oil is flowing through the Puradyn. A U.S. patent was issued in 1998 covering a method of introducing additives into the oil. These patents expire from May, 2014 to October, 2016. The company recently applied for a provisional patent application for improved filtration efficiency using CGP, a patent-pending process for chemical grafting. There can be no assurance that such patents withstand competitive threats to their patentability or, in the case of the redesigned Puradyn, be developed into commercially viable products.

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

         As of March 26, 2001, Puradyn notified the owner of the aforementioned remaining patent that the company is no longer producing or shipping this unit, nor would the company be using the Purifiner name in the U.S. As such, no further royalties under this patent would be paid.

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

Employees.
----------

         At March 20, 2001, the company including Ltd. had 34 employees, a11 of whom were engaged in manufacturing, assembly, quality control, warehousing and shipping; 7 in marketing and sales, 2 technical support and installation assistance; 3 in engineering and development; 2 in finance, and 6 in administrative positions. Operations in the U.K. account for 3 people; one general manager, one salesperson, and one warehouse person. None of the employees are represented by a labor union. The company believes its employee relations are good.


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




ITEM 3.   LEGAL PROCEEDINGS.
          ------------------

Malt Litigation
---------------

         On January 13, 1997, Robert C. Malt ("Malt"), as owner of certain patents licensed to the company, filed an action against Puradyn Filter Technologies, Incorporated and T/F Systems, Inc. (collectively the "Defendants") in the Circuit Court of the 15the Judicial Circuit of Florida in Palm Beach County alleging that the Defendants are in breach of their license agreement with Malt. Malt was seeking a (1) permanent injunction to enjoin the Defendants from manufacturing and marketing the covered Purifiner products and use of the U.S. trademark and (2) approximately $21,000 for alleged past-due breaches of the license agreements. Before trial, all but one of the Malt patents had expired. That patent remains in effect until June 2008. The court ruled on March 2, 1999 that Malt was not entitled to any injunctive relief and was awarded a total judgment of $20,169. That amount was paid by the company and the judgment was released in the public records. Thereafter Malt filed a Motion for additional damages and attorneys fees. On December 13, 2000, the Court found that Malt was entitled to an additional judgment in the amount of $15,505 for previously unpaid royalties and certain expenses for the first litigation. The company has appealed that judgment but has paid the additional judgment. Pending the outcome of the current appeal, the additional judgment may be returned to the company. Thereafter on February 22, 2001, the trial court ordered the company to pay the sum of $18,049 for the plaintiff's attorney's fees and court costs. That order has also been appealed and will be combined with the first appeal. The judgment for attorney's fees and court costs has not been paid and the company has posted a surety bond to cover the judgment while the appeals are pending.

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

         As of March 31, 2001, the high sales price for the quarter was $7.00 while the low for the quarter was $3.94. The above quotations reflect winter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

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

Results of Operations

The following table sets forth the amounts in thousands the company's operating information for the years indicated December 31, 2000 and 1999 (as restated):

                                    Year Ended December 31, (in thousands)
                                  -------------------------------------------
                                                      1999         Increase
                                       2000       (as restated)   (Decrease)
                                      ------      -------------   ---------
Net sales                            $ 1,172        $   586        $   586
                                                                   -------


Operating costs and expenses:
Cost of sales                          1,139            546            593
Selling expenses                       1,794            346          1,448
General and administrative             5,664            778          4,886
                                     -------        -------        -------
Total costs and expenses               8,597          1,670          6,927

Other income (expense)
Investment income                        421             --            421
Interest expense                         (85)        (2,706)         2,621
                                     -------        -------        -------
Total other income (expense)             336         (2,706)         3,042
                                     -------        -------        -------
Loss before extraordinary item
                                      (7,089)        (3,790)         3,299

Extraordinary item:
Gain on forgiveness of debt
                                          --            205           (205)
                                     -------        -------        -------
Net Loss                             $(7,089)       $(3,585)       $(3,504)
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

         Cost of Sales. Cost of sales increased by $593,000 from $546,000 in 1999 to $1,139,000 in 2000 related to the increase in sales. The company's gross margin decreased from 0.7% in 1999 to negative -0.3% due to the continued effect of the costs of excess manufacturing capacity together with a provision of $31,101 for obsolete and slow moving inventory.

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

         Interest expense. Interest expense decreased by $2,621,485 from $2,706,613 in 1999 to $85,000 in 2000 primarily related to the conversion of approximately $3,175,000 in debt to stock in January, 2000.

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

         Although Puradyn has taken steps to broaden its product offerings, sales of the Puradyn and related products and enhancements are expected to continue to account for a substantial portion of our sales for the foreseeable future. Future growth will depend upon acceptance of the Puradyn by a broader group of customers. If we fail to achieve broader acceptance of our products, this will have a material adverse effect on our financial condition and results of operations. In addition, any factors adversely affecting the Puradyn, such as the introduction of superior products or shifts in the needs of the marketplace,would have a material adverse effect on our financial condition and results of operations.

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

         Certain of our patents will expire in June 2008. We have patents for a redesigned Puradyn (the basis for the next generation of the Puradyn products), and the TFP Filter Plus which h have been issued in the United States and certain other foreign countries in 1997, a U.S. patent for its new oil flow meter and a U.S. patent issued in 1998 on another method of introducing additives into the oil. These patents expire from May 2014 to October 2016. Also, we recently filed a provisional application for our new chemical grafting process (CGP), a technology designed to enhance the filtration efficiency of specified media. These patents may not withstand competitive threats to their patentability or, in the case of the redesigned Puradyn, be developed into commercially viable products. The expiration of these patents may have an adverse competitive effect on us and patents pending for these new products in various foreign countries may not be issued and may not provide meaningful proprietary protection.

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

ALAN J. SANDLER joined the company in June 1998 as President, Chief Operating Officer, Secretary, Chief Financial Officer, and Director. In January 2000, he became Vice President and resigned from the positions of President and Chief Operating Officer. In March 2001, he resigned as Chief Financial Officer. From 1995 until 1997 Mr. Sandler served as President and Chief Executive Officer to Hood Depot, Inc., a national restaurant supply manufacturer/distributor. From 1979 to 1995 he was President and Chief Executive Officer of Sandler & Sons Dental Supply Company, a regional dental supply and equipment distributor. Previous to this position he was a Vice President of Gardner Advertising Company, a national advertising agency. Mr. Sandler was appointed as a Director of TF Purifiner Ltd. in 1999.

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

The committee discussed with our independent auditors the overall scope and plans for their respective audit. The committee meets with the independent auditors with and without management present, to discuss the results of their examinations, the evaluations of Puradyn's internal controls, and the overall quality of our financial reporting.

In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors, and the board has approved, that the audited consolidated financial statements be included in Puradyn's Form 10-KSB for the year ended December 31, 2000, for filing with the Securities and Exchange Commission.

Submitted by the audit committee of the board of directors:

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


ITEM 9.   EXECUTIVE COMPENSATION
          ----------------------

Cash Compensation
-----------------

         The following table shows, for the three year period ended December 31, 2000, the cash and other compensation paid by the company to its former President and Chief Executive Officer and to each of the executive officers of the company who had annual compensation in excess of $100,000.

                                Summary Compensation Table

Name and                                         Other Annual             Number of   LTIP     All Other
Principal Position     Year   Salary         Bonus    Compensation(2)     Options    Payouts  Compensation(3)
------------------     -----  ------         -----    ---------------     -------    -------  -------------
Richard C. Ford (4)    2000   $200,000      $150,000     $1,644                --       --     $12,000
CEO and Director       1999    145,608 (1)     1,000      1,171         1,064,510       --       9,000
                       1998     79,000 (1)        --      1,800           300,000       --      16,000

Kevin Kroger           2000     83,000        50,000     12,289           300,000       --       6,000
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

(4) Mr. Ford served as Secretary of the company until August 1996. Mr. Ford served as President of the company until April 1, 1997 and served as Chief Executive Officer, Treasurer and Chief Financial Officer until June 19, 1997. Mr. Ford left the employment of the company on July 17, 1997 and provided consulting services under an with the company until April 1, 1998 when he rejoined the company. In February 2000, Mr. Ford resigned as Chairman of the Board of Directors, but remained as a Director. (See Item 12, Certain Relationships and Related Transactions).

Option Grants in Last Fiscal Year
         The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended December 31, 2000 to each person named in the Summary Compensation Table.


                           Number of        % of total
                          Securities         Options
                           Underlying       Granted to       Exercise or
                           Options          Employees in     Base Price       Market Price   Expiration
Name                       Granted (#)      Fiscal year      ($ / Share)      ($ / Share)         Date
----                       -----------      -----------      -----------      -----------    -----------
Kevin Kroger                300,000            24.28            $9.25            $9.25       July 3, 2010
President, COO and
Director

(1) Kevin Kroger received 300,000 options with an exercise of $9.25 per share exercise-able in the amount of 75,000 per year at July 3, 2001, 2002, 2003 and 2004, respectively.


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

         Each member of the Board of Directors will be automatically granted 5,000 options at the date of commencement of the Directors' Plan and upon the subsequent initial election of new members to the Board of Directors. Each director receives and an additional 5,000 options at the close of each annual meeting of stockholders. Additionally, each director automatically receives 2,500 options for each committee of the Board on which the director serves. Options are granted at a price equal to the fair market value of the stock on the date of grant, are exercise-able commencing one year following grant, and will expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service. The Directors' Plan will be administered by the Board of Directors.

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

        All Plan Options are generally nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee of the company but is a member of the company's Board of Directors and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted to him generally shall lapse to the extent unexercised on the earlier of the expiration date or one year following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him generally shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22 (c) (3) of the Internal Revenue Code of 1986, the Plan Option granted to him generally lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

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


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                     Number of                     Securities       Value of Unexercised
                                     Shares                        Underlying           in-the-Money
                                     Acquired       Options/SARS   Unexercised          Options/SARs
                                     On Exercise      Value        at FY-End (#)        at FY-End ($)
                                     Realized       Exercsiable/   Exercisable/         Exercissable/
                                       (#)             ($)        Unexercisable         Unexercisable (1)
                                     ----------     ------------  --------------    ---------------------
Richard C. Ford-                     114,510             (2)     1,000,000/250,000   $3,516,188/$808,750
Chief Executive Officer and
Director

Kevin Kroger                              --              --             -/300,000               -/(3)
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

(5)      Mr. Vittoria serves as Chairman of the Board of Directors.

(6)      Mr. Stephaich, Mr. Serena, and Mr. Castellano serve as Directors.


Beneficial Ownership Reporting Compliance
-----------------------------------------

         Section 16 (a) of the Exchange Act requires the company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the company. Officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the company with copies of all Section 16 (a) forms they file.\

         To the company's knowledge, based solely on a review of the copies of such reports furnished to the company and written representations that no other reports were required, during the year ended December 31, 2000, all Section 16
(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed and filed on a timely basis, except that reports for, Richard C. Ford, Chief Executive Officer and a Director, and Alan J. Sandler, Vice President and a Director, were not filed on a timely basis.


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
                                                                         ============           ============


                             See accompanying notes

                    Puradyn Filter Technologies, Incorporated

                      Consolidated Statements of Operations



                                                      Year ended December 31
                                                  -----------------------------
                                                      2000            1999
                                                  ------------     ------------
                                                                   (as restated)


Net sales                                         $  1,172,567     $    586,860

Costs and expenses:
   Cost of products sold                             1,139,507          545,539
   Selling expenses                                  1,794,280          346,388
   General and administrative                        5,664,529          778,104
                                                  ------------     ------------
Total costs and expenses                             8,598,316        1,670,031
                                                  ------------     ------------
                                                    (7,425,749)      (1,083,171)

Other income (expense):
   Investment income                                   421,484               --
   Interest expense                                    (85,128)      (2,706,613)
                                                  ------------     ------------
Total other income (expense)                           336,356       (2,706,613)
                                                  ------------     ------------
Loss before extraordinary item                      (7,089,393)      (3,789,784)
Extraordinary item:
   Gain on forgiveness of debt
      to former stockholder                                 --          204,756
                                                  ------------     ------------
Net loss                                          $ (7,089,393)    $ (3,585,028)
                                                                   ============

Basic and diluted loss per common share:
   Loss before extraordinary item                 $       (.55)    $       (.72)
   Extraordinary item                                       --              .04
                                                  ------------     ------------
   Net loss                                       $       (.55)    $       (.68)
                                                  ============     ============
Weighted average common shares outstanding          12,984,296        5,300,189
                                                  ============     ============


                            See accompanying notes.

                    Puradyn Filter Technologies, Incorporated
     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

                                          Common Stock           Additional      Unearned
                                    -------------------------      Paid-In     Compensation
                                      Shares        Amount         Capital        Expense
                                    ----------   ------------   ------------    ------------
Balance, December 1998 as
   previously reported               5,223,493   $      5,223   $  7,309,201    $     (2,560)
   Restatement (Note 20)                    --             --         33,080           2,560
                                  ------------   ------------   ------------    ------------

Balance, January 1, 1999,
   as restated                       5,223,493          5,223      7,342,281              --
Exercise of stock options              193,795            195         63,491              --
Proceeds from sale of
   common stock                        500,000            500        499,500              --
Issuance of compensatory
   stock options to employees               --             --         92,190         (10,950)
Issuance of stock options to
   stockholders for services
   relating to debt financing               --             --        171,500              --
Issuance of stock options
   to vendors for services                  --             --         31,856              --
Issuance of common stock
   to vendors for services              81,340             81         81,259              --
Issuance of stock purchase
   warrants to agent relating
   to planned equity offering               --             --        114,000              --
Interest expense associated
   with modification of terms
   on note payable to QIP to
   induce conversion                        --             --      2,115,909              --
Compensation expense associated
   with outstanding variable
   option awards                            --             --        315,657         (55,561)
Net loss                                    --             --             --              --
                                  ------------   ------------   ------------    ------------

Balance, December 31, 1999
   as restated                       5,998,628          5,999     10,827,643         (66,511)
Foreign currency translation
   adjustment                               --             --             --              --
Net unrealized gain on
   available-for-sale
   securities                               --             --             --              --
Net loss                                    --             --             --              --
                                  ------------   ------------   ------------    ------------
Total Comprehensive Income
Proceeds from sale of common
   stock, net of offering
  costs of $229,715                  4,612,935          4,613     10,494,674              --
Collections on stockholder
   notes receivable                         --             --             --              --
Exercise of stock options              394,978            395        260,406              --
Issuance of common stock to
   employees and vendors for
   services                             25,000             25        289,368              --
Conversion of notes payable
   and related accrued
   interest into common
   stock                             3,175,000          3,175      5,602,826              --
Issuance of stock purchase
   warrants to vendors for
   services                                 --             --        552,780              --
Issuance of compensatory stock
   options to nonemployee
   directors                                --             --      1,260,000              --
Compensation expense associated
   with outstanding variable
   option awards                            --             --        938,859          33,133
Compensation expense associated
   with outstanding fixed
   option awards                            --             --             --           4,052
                                  ------------   ------------   ------------    ------------
                                    14,206,541   $     14,207   $ 30,226,556    $    (29,326)
                                  ============   ============   ============    ============
[RESTUBBED]

                                                                  Accumulated
                                   Stockholder                       Other         Stockholders'
                                      Notes        Accumulated   Comprehensive        Equity
                                    Receivable       Deficit          Income       (Deficiency)
                                   ------------    ------------    ------------    ------------
Balance, December 1998 as
   previously reported            $    (22,931)   $(10,876,114)   $         --    $ (3,587,181)
   Restatement (Note 20)               (38,000)       (278,326)             --        (280,686)
                                  ------------    ------------    ------------    ------------

Balance, January 1, 1999,
   as restated                         (60,931)    (11,154,440)             --      (3,867,867)
Exercise of stock options                   --              --              --          63,686
Proceeds from sale of
   common stock                             --              --              --         500,000
Issuance of compensatory
   stock options to employees               --              --              --          81,240
Issuance of stock options to
   stockholders for services
   relating to debt financing               --              --              --         171,500
Issuance of stock options
   to vendors for services                  --              --              --          31,856
Issuance of common stock
   to vendors for services                  --              --              --          81,340
Issuance of stock purchase
   warrants to agent relating
   to planned equity offering               --              --              --         114,000
Interest expense associated
   with modification of terms
   on note payable to QIP to
   induce conversion                        --              --              --       2,115,909
Compensation expense associated
   with outstanding variable
   option awards                            --              --              --         260,096
Net loss                                    --      (3,585,028)             --      (3,585,028)
                                  ------------    ------------    ------------    ------------

Balance, December 31, 1999
   as restated                         (60,931)    (14,739,468)             --      (4,033,268)
Foreign currency translation
   adjustment                               --              --          (2,581)         (2,581)
Net unrealized gain on
   available-for-sale
   securities                               --              --           5,587           5,587
Net loss                                    --      (7,089,393)             --      (7,089,393)
                                  ------------    ------------    ------------    ------------
Total Comprehensive Income                          (7,089,393)          3,006      (7,086,387
Proceeds from sale of common
   stock, net of offering
  costs of $229,715                         --              --              --      10,499,287
Collections on stockholder
   notes receivable                     39,425              --              --          39,425
Exercise of stock options                   --              --              --         260,801
Issuance of common stock to
   employees and vendors for
   services                                 --              --              --         289,393
Conversion of notes payable
   and related accrued
   interest into common
   stock                                    --              --              --       5,606,001
Issuance of stock purchase
   warrants to vendors for
   services                                 --              --              --         552,780
Issuance of compensatory stock
   options to nonemployee
   directors                                --              --              --       1,260,000
Compensation expense associated
   with outstanding variable
   option awards                            --              --              --         971,992
Compensation expense associated
   with outstanding fixed
   option awards                            --              --              --           4,052
                                  ------------    ------------    ------------    ------------
                                  $    (21,506)   $(21,828,861)   $      3,006    $  8,364,076
                                  ============    ============    ============    ============

                            See accompanying notes.

                    Puradyn Filter Technologies, Incorporated

                      Consolidated Statements of Cash Flows

                                                                    Year ended December 31
                                                                 --------------------------
                                                                    2000           1999
                                                                 -----------    -----------
Operating activities
Net loss                                                         $(7,089,393)   $(3,585,028)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                    59,936         98,720
     Provision for bad debts                                          49,907         41,788
     Amortization of deferred financing costs included in
       interest expense                                               39,000        132,500
     Forgiveness of accounts payable recorded as a reduction
       of general and administrative expenses                         (9,836)      (119,603)
     Interest expense associated with modification of terms
       of note payable to QIP to induce conversion                        --      2,115,909
     Extraordinary item, gain on forgiveness of debt to
       former stockholder                                                 --       (204,756)
     Interest accrued on note payable to QIP and note payable
       to stockholder                                                 28,094        387,690
     Loss on disposal of property and equipment                       83,664          9,484
     Amortization of discount on investment securities               (65,236)            --
     Compensation expense on stock-based arrangements with
       employees and vendors                                       4,765,717        454,532
     Changes in operating assets and liabilities:
         Accounts receivable                                         (54,558)      (104,380)
         Accrued interest receivable                                (193,459)            --
         Inventories                                                (257,151)        95,739
         Prepaid expenses and other assets                          (267,619)        (9,913)
         Accounts payable                                            (53,081)      (121,074)
         Accrued payroll                                             (36,967)        (6,417)
         Other accrued expenses                                       34,991        (50,050)
         Deferred revenue                                              8,537         (2,926)
         Accounts payable and accrued expenses-related parties
                                                                    (241,104)       199,680
                                                                 -----------    -----------
Net cash used in operating activities                             (3,198,558)      (668,105)

Investing activities
Proceeds from sale of investments                                    600,000             --
Purchases of investments                                          (7,666,945)            --
Purchases of property and equipment                                  (98,261)            --
                                                                 -----------    -----------
Net cash used in investing activities                             (7,165,206)            --


Continued on next page

                    Puradyn Filter Technologies, Incorporated


                                                                                Year ended December 31
                                                                             ----------------------------
                                                                                 2000            1999
                                                                             ------------    ------------
Financing activities
Proceeds from sale of common stock, net of offering costs                      10,487,608         500,000
Proceeds from exercise of stock options                                           260,801          63,686
Proceeds from note payable to bank                                                     --         275,000
Repayment of note payable to former stockholder                                        --         (90,000)
Collection on stockholder notes receivable                                         39,425              --
Payment of capital lease obligations                                              (13,376)         (9,536)
                                                                             ------------    ------------
Net cash provided by financing activities                                      10,774,458         739,150
Effect of exchange rate changes on cash                                            (2,581)             --
                                                                             ------------    ------------
Increase in cash and cash equivalents                                             408,113          71,045
Cash and cash equivalents at beginning of year                                     71,045              --
                                                                             ------------    ------------
Cash and cash equivalents at end of year                                     $    479,158    $     71,045
                                                                             ============    ============

Supplemental cash flow information
Cash paid for interest                                                       $      6,810    $     38,398
                                                                             ============    ============
Non cash investing and financing activities
Equipment purchased under a capital lease                                    $     17,853    $         --
                                                                             ============    ============

Fair value of stock purchase warrants issued to agent for services in 1999 relating to 2000 equity offering and
   netted against proceeds in 2000                                           $   (114,000)   $    114,000
                                                                             ============    ============
Unrealized gains on investments                                              $      5,587    $         --
                                                                             ============    ============
Conversion of notes payable to stockholder and notes payable
   to QIP, and related accrued interest, into common stock                   $  3,918,501    $         --
                                                                             ============    ============
Sale of common stock by issuance of note receivable which was
   collected in January 2001                                                 $    150,000    $         --
                                                                             ============    ============
Issuance of stock options to stockholder for deferred
   financing costs                                                           $         --    $     71,500
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

12.  Income Taxes

Income Taxes
The United States and foreign components of income from continuing operations before income taxes are as follows:


                                                                   2000               1999
                                                               -----------------------------
          United States.....................................   $(6,913,052)      $(3,585,028)
          Foreign...........................................      (176,341)               --
                                                               -----------       -----------
               Total........................................   $(7,089,393)      $(3,585,028)
                                                               ===========       ===========

The significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31:

                                                                    2000          1999
                                                                -----------    -----------
                 Deferred tax assets:

                      Net operating loss carryforwards ......   $ 5,550,742    $ 3,466,875
                      Depreciation and amortization .........        74,673         74,385
                      Accrued expenses and reserves .........        55,535         25,052
                      Compensatory stock options and warrants       197,032        427,583
                      Other .................................        15,206         11,177
                                                                -----------    -----------
                 Total deferred tax assets ..................     5,893,188      4,005,072
                           Valuation allowance ..............    (5,893,188)    (4,005,072)
                                                                -----------    -----------
                 Net deferred tax assets ....................   $        --    $        --
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

The 1999 financial statements, as previously reported, have been restated to reflect certain adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States. These adjustments included approximately $2,116,000 of interest expense relating to the modification of the conversion terms on the note payable to QIP (see Note
10), $467,000 of compensation expense to employees and vendors for stock-based awards, $42,000 to correct revenue recognition errors, $48,000 to accrue for selling, general and administrative costs incurred by the Company prior to the balance sheet date, $18,000 to adjust depreciation expense and $8,000 to accrue for costs incurred by the Company and paid by a stockholder on behalf of the Company. These adjustments were offset by other miscellaneous adjustments, net of the turnaround effect of certain adjustments recorded to the restate the 1998 stockholders' deficiency. The following table summarizes impact of these adjustments on the total assets, liabilities and stockholders' deficiency at December 31, 1999 and the results of operations and earnings per share for the year then ended:


                                                 As
                                             Previously                                  As
At December 31, 1999                          Reported            Adjustment          Restated
--------------------                        ------------        -------------      -------------
Total assets                               $     493,142        $      84,750      $     577,892
Total liabilities                              4,409,746              201,414          4,611,160
Total stockholders' deficiency                 3,916,604              116,664          4,033,268

For the year ended December 31, 1999
    Sales, net                             $    580,480         $       6,380      $     586,860
         Cost of products sold                 (585,658)               40,119           (545,539)
                                           ------------         -------------      -------------
                                                 (5,178)               46,499             41,321
   Selling, general and administrative
     expenses                                   (919,062)            (205,430)        (1,124,492)
   Interest expense                             (435,736)          (2,270,877)        (2,706,613)
   Extraordinary item, gain on
     foregiveness of debt                        347,020             (142,264)           204,756
                                          --------------        -------------      -------------
   Net loss                               $   (1,012,956)       $  (2,572,072)     $  (3,585,028)

   Basic and diluted loss per common share:
   Loss before extraordinary item         $         (.26)                          $        (.72)
   Extraordinary item                                .07                                     .04
                                          --------------                           -------------
   Net loss                               $         (.19)                          $        (.68)

                                Index to Exhibits


Exhibits          Description of Documents
--------          ------------------------
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

(3)      Previously filed

(4)      Previously filed

(5)      Previously filed

(6)      Previously filed

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