Form 10QSB
period 2001-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2001-08-15
CIK 1019787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001

                                       OR

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                        For the transition period from to

                         Commission File Number 0-29192

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                    ----------------------------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 1, 2001: 14,322,791 shares of Common Stock.

================================================================================

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB


Part I.    Financial Information

                                                                                                    Page
Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - June 30, 2001 and
                  December 31, 2000...................................................................3

                  Condensed Consolidated Statements of Operations - Three-months ended June 30, 2001 and June 30,
                  2000................................................................................4

                  Condensed Consolidated Statements of Operations - Six-months ended June 30, 2001 and June 30,
                  2000................................................................................5

                  Condensed Consolidated Statements of Cash Flows - Three-months ended June 30, 2001 and June 30,
                  2000................................................................................6

                  Condensed Consolidated Statements of Cash Flows - Six-months ended June 30, 2001 and June 30,
                  2000................................................................................7

                  Notes to Condensed Consolidated Financial Statements................................8

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...............................................................12

Part II.    Other Information

Item 1.           Legal Proceedings...................................................................15

Item 2.           Changes in Securities and Use of Proceeds...........................................15

Item 3.           Defaults Upon Senior Securities.....................................................15

Item 4.           Submission of Matters to a Vote of Security Holders.................................15

Item 5.           Other Information...................................................................15

Item 6.           Exhibits and Reports on Form 8-K....................................................15

Signatures............................................................................................16

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheets

                                                                          June 30, 2001       December 31, 2000
                                                                           (Unaudited)             (Note)
                                                                          -------------------------------------
Assets:
Current assets:
     Cash and cash equivalents                                            $  1,993,243          $    479,158
     Restricted cash                                                            22,238                    --
     Short-term investments                                                  4,752,919             6,685,138
     Accounts receivable, net of allowance for uncollectible
         accounts of $23,024 and $61,163 at June 30, 2001 and
         December 31, 2000, respectively                                       273,573                79,880
     Note receivable, related party                                                 --               150,000
     Inventories                                                               255,052               284,040
     Accrued interest receivable                                                97,832               193,459
     Prepaid expenses and other current assets                                 112,701                51,617
                                                                          ------------          ------------
Total current assets                                                         7,507,558             7,923,292

Long-term investments                                                               --               452,630
Property and equipment, net                                                    205,203               228,369
Other non-current assets                                                       513,114               230,224
                                                                          ------------          ------------
Total assets                                                              $  8,225,875          $  8,834,515
                                                                          ============          ============

Liabilities and stockholders' equity Current liabilities:
     Accounts payable                                                     $    144,901          $    156,999
     Accounts payable and accrued expenses, related parties                     24,826                24,340
     Accrued liabilities                                                       259,361               267,021
     Current portion of capital lease obligations                                4,100                10,374
      Loan payable                                                           1,025,000                    --
                                                                          ------------          ------------
Total current liabilities                                                    1,458,188               458,734

Capital lease obligations, less current portion                                 10,232                11,705
                                                                          ------------          ------------
                                                                             1,468,420               470,439
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized; none
    issued and outstanding                                                          --                    --
 Common stock, $.001 par value, 20,000,000 shares authorized;
    Issued and outstanding 14,315,108 and 14,206,541 at June 30,
    2001 and December 31, 2000, respectively                                    14,315                14,207
Additional paid-in capital                                                  30,350,596            30,226,556
Unearned compensation                                                               --               (29,326)
Stockholder notes receivable                                                   (21,506)              (21,506)
Accumulated deficit                                                        (23,593,957)          (21,828,861)
Accumulated other comprehensive income                                           8,007                 3,006
                                                                          ------------          ------------
Total stockholders' equity                                                   6,757,455             8,364,076
                                                                          ------------          ------------
Total liabilities and stockholders' equity                                $  8,225,875          $  8,834,515
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

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three months ended June 30,
                                                                             2000
                                                      2001              (as restated)
                                                   ------------          ------------
Net sales                                          $    398,523          $    366,603
Costs and expenses:
     Cost of products sold                              531,206               369,967
     Selling expenses                                   255,110               331,385
     General and administrative                         313,367               (71,985)
                                                   ------------          ------------
Total costs and expenses                              1,099,683               629,367
                                                   ------------          ------------
                                                       (701,160)             (262,764)

Other income (expense):
    Investment income                                    87,923                34,296
    Interest expense                                    (10,718)               (3,316)
    Other                                                 1,882                    --
                                                   ------------          ------------
Total other income, net                                  79,087                30,980
                                                   ------------          ------------
                                                   $   (622,073)         $   (231,784)
                                                   ============          ============

Basic and diluted loss per common share            $      (0.04)         $      (0.02)
                                                   ============          ============

Weighted average common shares outstanding           14,271,152            13,178,225
                                                   ============          ============






            See notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        Six months ended June 30,
                                                                             2000
                                                       2001              (as restated)
                                                   ------------          ------------
Net sales                                          $    763,977          $    581,392
Costs and expenses:
     Cost of products sold                              934,244               650,271
     Selling expenses                                   703,423             1,070,517
     General and administrative                       1,136,541             4,795,413
                                                   ------------          ------------
Total costs and expenses                              2,774,208             6,516,201
                                                   ------------          ------------
                                                     (2,010,231)           (5,934,809)

Other income (expense):
    Investment income                                   254,991                57,552
    Interest expense                                    (11,738)              (80,982)
    Other                                                 1,882                    --
                                                   ------------          ------------
Total other income (expense), net                       245,135               (23,430)
                                                   ------------          ------------
Net loss                                           $ (1,765,096)         $ (5,958,239)
                                                   ============          ============

Basic and diluted loss per common share            $      (0.12)         $      (0.51)
                                                   ============          ============

Weighted average common shares outstanding           14,240,945            11,757,393
                                                   ============          ============











            See notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Three months ended June 30,
                                                                                                       2000
                                                                                2001             (as restated)
                                                                            -----------          -----------
Net cash used in operating activities                                       $(1,189,284)         $  (368,160)

Investing activities:
   Purchases of investments                                                  (2,637,433)                  --
   Proceeds from the maturity or sale of investments                          4,468,347                   --
   Purchases of property and equipment                                           (6,037)             (63,477)
                                                                            -----------          -----------
 Net cash provided by (used in) investing activities                          1,824,877              (63,477)

Financing activities:
   Proceeds from the sale of common stock                                            --            5,320,750
   Proceeds from exercise of stock options                                       75,000              155,729
   Proceeds from borrowings                                                   1,025,000                   --
   Payments on capital lease obligations                                           (722)               2,103
                                                                            -----------          -----------
Net cash provided by financing activities                                     1,099,278            5,478,582
                                                                            -----------          -----------

Change in cash and cash equivalents                                           1,734,871            5,046,945
Cash and cash equivalents at beginning of period                                280,610            1,946,431
                                                                            -----------          -----------
Cash and cash equivalents at end of period                                    2,015,481            6,993,376
Less restricted cash                                                            (22,238)                  --
                                                                            -----------          -----------
Unrestricted cash and cash equivalents                                      $ 1,993,243          $ 6,993,376
                                                                            ===========          ===========


Non-cash financing activities
 Conversion of notes payable to stockholder and notes payable
    to QIP, and related accrued interest, into common stock                 $        --          $ 3,918,501
                                                                            ===========          ===========

 Fair value of stock purchase warrants issued to agent for services in 1999 relating to 2000 equity offering and netted against
    proceeds in 2000                                                        $        --          $   114,000
                                                                            ===========          ===========










            See notes to condensed consolidated financial statements

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six months ended June 30,
                                                                                                           2000
                                                                                       2001             (as restated)
                                                                                    -----------          -----------
Net cash used in operating activities                                               $(2,126,284)         $  (907,690)


Investing activities:
   Purchases of investments                                                          (2,637,433)          (1,094,943)
   Proceeds from the maturity of investments                                          5,068,347                   --
   Purchases of property and equipment                                                  (18,060)             (75,950)
                                                                                    -----------          -----------
 Net cash provided by (used in) investing activities                                  2,412,854           (1,170,893)
                                                                                    -----------          -----------

Financing activities:
   Proceeds from the sale of common stock                                                    --            8,744,738
   Proceeds from exercise of stock options                                               82,500              260,801
   Collection of notes receivable, related party                                        150,000                   --
   Proceeds from borrowings                                                           1,025,000                   --
   Payments on capital lease obligations                                                 (7,747)              (4,625)
                                                                                    -----------          -----------
Net cash provided by financing activities                                             1,249,753            9,000,914
                                                                                    -----------          -----------

Change in cash and cash equivalents                                                   1,536,323            6,922,331
Cash and cash equivalents at beginning of period                                        479,158               71,045
                                                                                    -----------          -----------
Cash and cash equivalents at end of period                                            2,015,481            6,993,376
Less restricted cash                                                                    (22,238)                  --
                                                                                    -----------          -----------
Unrestricted cash and cash equivalents                                              $ 1,993,243          $ 6,993,376
                                                                                    ===========          ===========


Non-cash financing activities
 Conversion of notes payable to stockholder and notes payable
    to QIP, and related accrued interest, into common stock                         $        --          $ 3,918,501
                                                                                    ===========          ===========

 Fair value of stock purchase warrants issued to agent for services in 1999 relating to 2000 equity offering and netted against
       proceeds in 2000                                                             $        --          $  (114,000)









            See notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2001.

For further information, refer to Puradyn Filter Technologies Incorporated's (the Company) consolidated financial statements and footnotes thereto included on the Form 10-KSB/A for the year ended December 31, 2000.

Adoption of New Accounting Pronouncements

In January 2001, the Company adopted the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of FASB Statement No. 133 did not have a material effect on the Company's financial position or results of operations because the Company is not currently using derivatives.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", effective for the Company's fiscal year 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets, if applicable to the Company's financial circumstances, in the first quarter of fiscal 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Puradyn Filter Technologies Ltd, formed during May 2000. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

The Company has adopted FASB Statement No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of stock options, warrants and convertible debt would be anti-dilutive and, accordingly, are excluded from the computation of loss per share. The number of such shares excluded from the computation of loss per share totaled approximately 3,467,498 and 3,213,650 at June 30, 2001 and 2000, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. Production costs are applied to ending inventories at a rate based on estimated production capacity, and any excess production costs are charged to cost of products sold. Inventories consisted of the following at:

                                             June 30, 2001   December 31, 2000
                                           ---------------   -----------------

Raw materials                                  $250,039            $200,170
Finished goods                                    5,013              83,870
                                               --------            --------
                                               $255,052            $284,040
                                               ========            ========

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  Loan Payable

The Company borrows working capital against its investment portfolio managed by Salomon Smith Barney. Salomon Smith Barney charges the Company approximately 6% on cash advances requested. At June 30, 2001, the Company's total portfolio was valued at $6,693,803; of which, $4,452,919 was in corporate bonds and $2,240,884 was in money market funds and certificates of deposits. The Company is able to borrow approximately 85% of corporate bond values and 65% of money market and certificate of deposit values. Loan repayment provisions are a function of future margin calls or management's decision to retire all or a portion of amounts due . The Company is reviewing its investment strategy to insure its maximum borrowing power.

3. Stock-Based Compensation

During 1999, the Company granted 100,000 warrants to a promoter. Such warrants were recorded, at the fair value of $114,000 and recorded as a deferred offering cost at December 31, 1999 and reflected as an adjustment of the net proceeds from the sale of common stock in the quarter ended March 31, 2000.

The Company granted 168,000 warrants to vendors for services during the three-month period ended March 31, 2000. Such warrrants were recorded, at their fair value of approximately $553,000, as selling expenses for the quarter ended.

During the three-month period ended June 30, 2001 and 2000, the Company recognized credits against compensation expense previously recognized of approximately $49,707 and $459,659, respectively, relating to variable option awards outstanding. As of June 30, 2001, cumulative compensation expense recognized for such variable awards totaled $1,070,737.

During the six-month period ended June 30, 2001 and 2000, the Company recognized compensation expense of approximately $44,841 and $2,494,772, respectively, relating to variable option awards outstanding. At June 30, 2001, approximately 260,604 awards subject to variable accounting remain outstanding with an average exercise price of $.47.

In January 2001, the Company granted one of its non-employee directors 7,500 stock options for past services. Such options were recorded, at their fair value of approximately $48,000 which is included in general and administrative expenses for the quarter ended March 31, 2001. For the quarter ended June 30, 2001, an additional 2,500 stock options, valued at $11,725, was granted to the same director.

4. Related Party Transactions

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

On January 24, 2000, Mr. Ford and his daughter, on behalf of the Company, repaid the Company's note payable to a bank of $525,000 and simultaneously converted this amount as well as his previous note totaling $150,000 into 675,000 shares of the Company's common stock. As a result of this conversion, the Company recorded, in 2000, compensation expense of $1,687,500, which represents the excess of the fair market value of the common stock received by Mr. Ford and his daughter over conversion price at the date of the conversion.

In January 2000, Richard C. Ford was repaid approximately $200,000 for amounts owed for cash advances to the Company and for expenses incurred by the Company and paid by Mr. Ford on behalf of the Company.

5.   Contingencies

In May 1994, the Company and a patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $21,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000, the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but has paid the additional judgment. Thereafter, on February 22, 2001, the trial court ordered the Company to pay the sum of $18,049, which is included in other liabilities in the accompanying June 30, 2001 balance sheet, for the patent owner's attorney's fees and court costs. That order has been appealed and will be combined with the first appeal. The judgment for attorney's fees and court costs has not been paid and the Company has posted a surety bond in accordance with the order of the court in the amount of $22,238 to cover the judgment while the appeals are pending. Management does not expect the ultimate resolution of this matter to have a significant effect on the Company's financial position or results of operations.

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

6.   Restatement

The Company's results of operations for the six months ended June 30, 2000, as previously reported, have been restated to reflect certain adjustments necessary for a fair presentation in conformity with accounting principals generally accepted in the United States. These adjustments included approximately $1,687,500 in charges relating to the beneficial conversion of debt into common stock (see Note 4), approximately $553,000 in charges related to common stock and options issued to vendors in lieu of cash (see Note 3), and approximately $2,495,000 in charges related to variable compensatory options (see Note 3). The Company adjusted sales by approximately $102,736 and cost of products sold by approximately $19,037 to properly recognize revenue and reflect inventory at its net realizable value. Additionally, the Company made adjustments of $255,165 to other income primarily as the result of the reversal of the gain previously recorded on contributed assets of approximately $180,000.

For the Six-Month Period            As Previously
Ended  Jun30, 2000                    Reported      Adjustments     As Restated
-------------------------           -----------     -----------     -----------
Net sales                           $   684,128     $  (102,736)    $   581,392
Cost of products sold                   631,234          19,037         650,271
                                    -----------     -----------     -----------
Gross margin                             52,894        (121,773)        (68,879)
                                    -----------     -----------     -----------
Selling, general and                  1,028,371       4,837,559       5,865,930
    administrative expenses
Other income (expense), net             231,735        (255,165)        (23,430)
                                    -----------     -----------     -----------
Net loss                            $  (743,742)    $(5,214,497)    $(5,958,239)
                                    ===========     ===========     ===========
Basic and diluted loss per
   Common share                     $     (0.06)    $     (0.44)    $     (0.50)
                                    ===========     ===========     ===========


The Company's results of operations for the three months ended June 30, 2000, as previously reported, have been restated to reflect certain adjustments necessary for a fair presentation in conformity with accounting principals generally accepted in the United States. These adjustments included approximately $460,000 of credits against compensation expense previously recorded relating to variable option awards outstanding (see Note 3), offset by miscellaneous adjustments aggregating to approximately $102,000. The Company adjusted sales by approximately $23,162 and cost of products sold by approximately $27,628 to properly recognize revenue and reflect inventory at its net realizable value. Additionally, the Company made adjustments of $190,457 to other income primarily as the result of the recognition reversal of the gain previously recorded on contributed assets of approximately $180,000.

For the Six-Month Period            As Previously
Ended  Jun30, 2000                    Reported      Adjustments     As Restated
-------------------------           -----------     -----------     -----------
Net sales                               $ 389,765      $ (23,162)     $ 366,603
Cost of products sold                     342,339         27,628        369,967
                                        ---------      ---------      ---------
Gross margin                               47,426        (50,790)        (3,364)
Selling, general and
    administrative expenses               568,331       (308,931)       259,400
Other Income                              221,437        190,457         30,980
                                        ---------      ---------      ---------
Net loss                                $(299,468)     $  67,684      $(231,784)
                                        =========      =========      =========
Basic and diluted loss per
   Common share                         $   (0.02)     $     --       $   (0.02)
                                        =========      =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-KSB/A for the year ended December 31, 2000.

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

The Company has had operating losses each year since inception and has relied on the sale of its stock from time to time, including the conversion of debt into stock, to fund its operations. Most recently, on January 24, 2000, the Company completed the conversion of $3,893,000 of debt and interest into its common stock. In March 2000, the Company completed the sale of 4,172,000 shares of its common stock with net proceeds of approximately $3,423,988, and in September, 2000, the Company completed the sale of an additional 920,935 shares of it common stock with net proceeds of approximately $6,907,000.

While this debt restructuring has improved the balance sheet of the Company and provided cash for the foreseeable future, there is no assurance that sales will increase to the level required to generate profitable operations and to provide positive cash flow from operations, and there is no assurance that the Company will not have to seek additional financing in the future.

Results of Operations for the Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the six months ended June 30, 2001 (the 2001 period) to the six months ended June 30, 2000 (the 2000 period):

                                       Six Months ended June 30     Increase
                                         2001            2000       (Decrease)
                                      -----------    -----------    -----------
Net sales                             $   763,977    $   581,392    $   182,585
Operating costs and expenses:
    Cost of products sold                 934,244        650,271        283,973
    Selling expenses                      703,423      1,070,517       (367,094)
    General and administrative
       expenses                         1,136,541      4,795,413     (3,658,872)
                                      -----------    -----------    -----------
Total operating costs and expenses      2,774,208      6,516,201     (3,741,993)
                                      -----------    -----------    -----------
Operating loss                         (2,010,231)    (5,934,809)    (3,924,578)

Investment income
                                          254,991         57,552        197,439
Interest expense                          (11,738)       (80,982)        69,244
Other                                       1,882          1,882
                                      -----------    -----------    -----------
Net loss                              $(1,765,096)   $(5,958,239)   $(4,193,143)
                                      ===========    ===========    ===========


Net Sales. Net sales increased by approximately 31% from $581,392 in the 2000 period to $763,977 in the 2001 period as a result of the Company's continuing efforts to refocus its marketing toward OEMs and companies having large fleets of trucks.

Cost of Products Sold. Cost of sales increased by approximately 43% from $650,271 in the 2000 period to $934,244 in the 2001 period due to primarily to an increase in sales of approximately $182,585 in the 2001 period. In addition to the foregoing, excess overhead production capacity also contributed to the Company generating negative margins on products sold during the 2001 and 2000 periods.

Selling Expenses. Selling expenses decreased by approximately 34% from $1,070,517 in the 2000 period to $703,423 in the 2001 period. Selling expenses for the 2000 period included the issuance of 168,000 warrants with a fair value $552,780 to various vendors to assist the Company in marketing and selling of their products. Excluding the foregoing amount, selling expenses increased 35% in the 2001 period as compared to the 2000 period primarily as a result of an increase in sales, expansion of the Company's sales force, increased advertising and marketing costs and travel costs.

General and Administrative Expenses. General and administrative expenses decreased by approximately 77% from $4,795,413 in the 2000 period to $1,136,541 in the 2001 period. General and administrative expenses in the 2000 period included $1,687,500 in compensation expense recognized in connection with the conversion of the Company's notes payable to Richard Ford into common stock in January 2000. Additionally, the 2000 period included $2,954,431 due to the effect of variable options accounting for options granted to certain employees whereas the effect of such variable options for the 2001 period was only approximately $45,293. Exclusive of these transactions, general and administrative expenses increased by approximately 723% in the 2001 period as compared to the 2000 period primarily as a result of an increase in sales as well as an increase in Company personnel.

Investment Income and Interest Expense. Investment income increased by approximately $197,439 or 343% in the 2001 period over the 2000 period due to interest and dividend earnings generated from the Company's investments in various securities. The investment securities were purchased during the latter part of the 2000 period from proceeds received from the Company's private placements. Interest expense decreased by approximately $69,244 or 86% in the 2001 period as compared to the 2000 period due to the Company's extinguishment of all its existing interest-bearing obligations in the early part of the 2000 period.

The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months ended June 30, 2001 (the 2001 period) to the three months ended June 30, 2000 (the 2000 period):

                                       Three  Months ended June 30   Increase
                                         2001            2000       (Decrease)
                                      -----------    -----------    -----------
Net sales                             $   398,523    $   366,603    $    31,920
Operating costs and expenses:
    Cost of products sold                 531,206        369,967        161,239
    Selling expenses                      255,110        331,385        (76,275)
    General and administrative
       Expenses                           313,367        (71,985)      (385,352)
                                      -----------    -----------    -----------
Total operating costs and expenses      1,099,683        629,367       (470,316)
                                      -----------    -----------    -----------
Operating loss                           (701,160)      (262,764)      (438,396)

Investment income
                                           87,923         34,296         53,627
Interest expense                          (10,718)        (3,316)         7,402
Other                                       1,882          1,882
                                      -----------    -----------    -----------
Net loss                              $  (622,070)   $  (231,784)   $  (390,289)
                                      ===========    ===========    ===========

Net Sales. Net sales increased by approximately 9% from $366,603 in the 2000 period to $398,523 in the 2001 period as a result of the Company's continuing efforts to refocus its marketing toward OEMs and companies having large fleets of trucks.

Cost of Products Sold. Cost of sales increased by approximately 43% from $369,967 in the 2000 period to $531,206 in the 2001 period due to primarily to an increase in sales. In addition to the foregoing, excess overhead production capacity also contributed to the Company generating negative margins on products sold during the 2001 and 2000 periods.

Selling Expenses. Selling expenses decreased by approximately 23% from $331,385 in the 2000 period to $255,110 in the 2001 period. The reduction was attributable in large part to a reduction in sales salaries and advertising costs.

General and Administrative Expenses. General and administrative expenses decreased from $387,674, as adjusted, in the 2000 period to $313,367 in the 2001 period after taking into consideration the reversing effect of $459,659 in variable options.

Investment Income and Interest Expense. Investment income increased by approximately $53,627 or 157% in the 2001 period over the 2000 period due to interest and dividend earnings generated from the Company's increased investments in various securities. The investment securities were purchased during the latter part of the 2000 period from proceeds received from the Company's private placements. Interest expense increased by approximately $7,402 or 224% in the 2001 period as compared to the 2000 period due to the Company's borrowing strategy.

Liquidity and Capital Resources.

The Company's capital requirements in connection with its business activities have been and will continue to be significant. To fund its activities since inception, the Company has been dependent upon the proceeds of sales of its securities and from time to time upon the proceeds from loans. In December 1999, the Company began a private offering of its common stock at $1.00 per share which was completed in March 2000 with net proceeds of approximately $3,423,988 and then completed a second private offering in September 2000 at $7.50 per share with net proceeds of $6,907,000.

At June 30, the Company had working capital of approximately $6,049,370 with current ratio (current assets to current liabilities) of 5.15 to 1. The Company believes it has sufficient cash for the foreseeable future, however there is no assurance that sales will increase to the level required to generate profitable operations and to provide positive cash flow from operations, and there is no assurance that the Company will not have to seek additional financing in the future.

The Company borrows working capital against its investment portfolio managed by Salomon Smith Barney. Salomon Smith Barney charges the Company approximately 6% for all such margin loan advances. At June 30, 2001, the Company's total portfolio was valued at $6,693,803; of which, $4,452,919 was in corporate bonds and $2,240,884 was in money market funds and certificates of deposits. The Company is able to borrow approximately 85% of corporate bond values and 65% of money market and certificate of deposit values. The Company is reviewing its investment strategy to insure its maximum borrowing power.

Management believes the response from potential customers it has seen in through June 30, 2001 will result in continued improvement in sales, however, there can be no assurance such improvements will occur or that such improvements will be sufficient to generate positive cash flow from its operations.

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

                                        PURADYN FILTER TECHNOLOGIES INCORPORATED
                                                 (Registrant)




Date:  August 14, 2001                  By  /s/   Frederick W. Smith
                                            ------------------------------------
                                                  Frederick W. Smith
                                                  Chief Financial Officer