Form 10QSB
period 2001-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2001-11-14
CIK 1019787

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

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

                            Yes    X        No
                                 ------       ------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

                            Yes    X        No
                                 ------       ------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2001: 15,459,978 shares of Common Stock.

================================================================================

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB


Part I.    Financial Information                                                                Page

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - September 30, 2001 and
                  December 31, 2000...........................................................   3

                  Condensed Consolidated Statements of Operations - Three and
                  nine months ended September 30, 2001 and September 30,
                  2000........................................................................   4

                  Condensed Consolidated Statements of Cash Flows - Three and
                  nine months ended September 30, 2001 and September 30,
                  2000........................................................................   5

                  Notes to Condensed Consolidated Financial Statements........................   6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................  11

Part II.   Other Information

Item 1.           Legal Proceedings...........................................................  17

Item 2.           Changes in Securities and Use of Proceeds...................................  17

Item 3.           Defaults Upon Senior Securities.............................................  17

Item 4.           Submission of Matters to a Vote of Security Holders.........................  17

Item 5.           Other Information...........................................................  17

Item 6.           Exhibits and Reports on Form 8-K............................................  17

Signatures....................................................................................  18


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheets

                                                                           September 30,          December 31,
                                                                               2001                  2000
                                                                             (Unaudited)            (Note)
                                                                           ------------          ------------
Assets
Current assets:
     Cash and cash equivalents                                             $  1,510,647          $    479,158
     Restricted cash                                                             22,238                    --
     Short-term investments                                                   1,052,824             6,685,138
     Accounts receivable, net of allowance for uncollectible
         accounts of $23,024 and $61,163 at September 30, 2001 and
         December 31, 2000, respectively                                        251,156                79,880
     Note receivable, related party                                                  --               150,000
     Inventories                                                                298,632               284,040
     Accrued interest receivable                                                 95,397               193,459
     Prepaid expenses and other current assets                                   61,482                51,617
                                                                           ------------          ------------
Total current assets                                                          3,292,376             7,923,292

Long-term investments                                                         4,255,361               452,630
Property and equipment, net                                                     598,656               228,369
Other non-current assets                                                        203,588               230,224
                                                                           ------------          ------------
Total assets                                                               $  8,349,981          $  8,834,515
                                                                           ============          ============

Liabilities and stockholders' equity Current liabilities:
     Accounts payable                                                      $    505,939          $    156,999
     Accrued expenses, related parties                                               --                24,340
     Accrued liabilities                                                        158,069               267,021
     Current portion of capital lease obligations                                 4,279                10,374
      Loan payable                                                            2,225,000                    --
                                                                           ------------          ------------
Total current liabilities                                                     2,893,287               458,734

Capital lease obligations, less current portion                                   9,120                11,705
                                                                           ------------          ------------
                                                                              2,902,407               470,439
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized; none
    issued and outstanding                                                           --                    --
 Common stock, $.001 par value, 20,000,000 shares authorized;
    15,459,978 and 14,206,541 shares issued and outstanding
    at September 30, 2001 and December 31, 2000, respectively                    15,460                14,207
Additional paid-in capital                                                   30,797,802            30,226,556
Unearned compensation                                                                --               (29,326)
Stockholder notes receivable                                                   (875,256)              (21,506)
Accumulated deficit                                                         (24,492,434)          (21,828,861)
Accumulated other comprehensive income                                            2,002                 3,006
                                                                           ------------          ------------
Total stockholders' equity                                                    5,447,574             8,364,076
                                                                           ------------          ------------
Total liabilities and stockholders' equity                                 $  8,349,981          $  8,834,515
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

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                            Three Months Ended                  Nine Months Ended
                                              September 30,                       September 30,
                                              -------------                       -------------
                                                           2000                                 2000
                                       2001           (as restated)          2001          (as restated)
                                   ------------       ------------       ------------       ------------
Net sales                          $    281,753       $    339,958       $  1,045,730       $    921,350
Costs and expenses:
     Cost of products sold              301,846            333,663          1,236,090            983,934
     Selling expenses                   354,931            319,444          1,058,354          1,389,961
     General and
        administrative                  511,764            (49,276)         1,648,305          4,746,137
                                   ------------       ------------       ------------       ------------
Total costs and expenses              1,168,541            603,831          3,942,749          7,120,032
                                   ------------       ------------       ------------       ------------
                                       (886,788)          (263,873)        (2,897,019)        (6,198,682)

Other income (expense):
  Investment (loss) income               (2,035)            68,747            252,956            126,299
  Interest expense                       (3,246)            (2,552)           (14,984)           (83,534)
  Other                                  (6,408)            20,967             (4,526)            20,967
                                   ------------       ------------       ------------       ------------
Total other income
   (expense), net                       (11,689)            87,162            233,446             63,732
                                   ------------       ------------       ------------       ------------
Net loss                           $   (898,477)      $   (176,711)      $ (2,663,573)      $ (6,134,950)
                                   ============       ============       ============       ============

Basic and diluted loss per
 common share                      $       (.06)      $       (.01)      $       (.18)      $       (.49)
                                   ============       ============       ============       ============

Weighted average
 common  shares
  outstanding                        15,150,279         14,069,816         14,547,387         12,533,301
                                   ============       ============       ============       ============





            See notes to condensed consolidated financial statements

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Cash Flows
         For the Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                        September 30,
                                                ------------------------------       -------------------------------
                                                                     2000                                  2000
                                                   2001          (as restated)           2001          (as restated)
                                               ------------       ------------       ------------       ------------
Net cash used in operating activities          $   (614,843)      $ (1,062,453)      $ (2,741,127)      $ (1,970,142)

Investing activities:
  Purchases of investments                       (4,456,183)        (5,479,349)        (7,093,616)        (6,574,292)
  Proceeds from the maturity or sale of
    investments                                   3,896,892                 --          8,965,239                 --
   Purchases of property and equipment             (451,131)           (64,221)          (469,191)           (92,102)
   Investment in patents and trademarks             (60,787)           (16,152)           (60,787)           (64,221)
                                               ------------       ------------       ------------       ------------
Net cash (used in) provided by investing
   activities                                    (1,071,209)        (5,559,722)         1,341,645         (6,730,615)

Financing activities:
 Collection of notes receivable                          --                 --            150,000                 --
 Proceeds from the sale of common stock                  --          1,742,871                 --         10,487,608
 Proceeds from exercise of stock options              4,389                 --             86,889            260,801
 Proceeds from borrowings                         1,200,000            175,504          2,225,000            175,504
 Repayments on loans                                     --           (212,000)                --           (212,000)
 Payments on capital lease obligations                 (933)            (6,078)            (8,680)           (10,703)
                                               ------------       ------------       ------------       ------------
Net cash provided by financing activities         1,203,456          1,700,297          2,453,209         10,701,210
                                               ------------       ------------       ------------       ------------
Change in cash and cash equivalents                (482,596)        (4,921,878)         1,053,727          2,000,453
Cash and cash equivalents at beginning of
period                                            2,015,481          6,993,376            479,158             71,045
                                               ------------       ------------       ------------       ------------
Cash and cash equivalents at end of
 period                                           1,532,885          2,071,498          1,532,885          2,071,498
Less restricted cash                                 22,238                 --             22,238                 --
                                               ------------       ------------       ------------       ------------
Unrestricted cash and cash equivalents         $  1,510,647       $  2,071,498       $  1,510,647       $  2,071,498
                                               ============       ============       ============       ============
Non-cash financing activities
Conversion of notes payable to
  stockholder and notes payable to QIP,
  and related accrued interest, into
  common stock                                           --                 --                 --       $  3,918,501
                                               ============       ============       ============       ============
Fair value of stock purchase warrants
  issued to agent for services in 1999
  relating to 2000 equity offering and
  netted against proceeds in 2000                        --                 --                 --       $   (114,000)
                                               ============       ============       ============       ============
Common stock options exercised by
  issuance of promissory notes                 $    853,750                 --       $    853,750                 --
                                               ============       ============       ============       ============

            See notes to condensed consolidated financial statements

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)


1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended September 30, 2001 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2001.

For further information, refer to Puradyn Filter Technologies Incorporated's (the Company) consolidated financial statements and footnotes thereto included on the Form 10-KSB/A for the year ended December 31, 2000.

Recent Accounting Pronouncements

In January 2001, the Company adopted the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of FASB Statement No. 133 did not have a material effect on the Company's financial position or results of operations because the Company is not currently using derivatives.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Statement 142, which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, will be effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

In September 2001, the FASB issued Statement No. 144 on asset impairment that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of.

Management does not believe the adoption of these statements will have a significant impact on the Company's financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Puradyn Filter Technologies Ltd, formed during May 2000. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

The Company has adopted FASB Statement No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of loss per share. The number of such shares excluded from the computation of loss per share totaled approximately 2,484,561 and 3,417,998 at September 30, 2001 and 2000, respectively.

Restricted Cash

Restricted cash consists of funds set aside in accordance with the order of a court for attorney's fees and court costs in connection with certain litigation, see Note 5.

Inventories

Inventories are stated at the lower of cost or market. Production costs are applied to ending inventories at a rate based on estimated production capacity, and any excess production costs are charged to cost of products sold. Inventories consisted of the following at:

                                 September 30,        December 31,
                                     2001                 2000
                                --------------        -------------
Raw materials                      $298,632             $200,170
Finished goods                           --               83,870
                                   --------             --------
                                   $298,632             $284,040
                                   ========             ========

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Loan Payable

The Company borrows against its investment portfolio which is managed by Salomon Smith Barney. Salomon Smith Barney charges the Company approximately 4.9% on outstanding borrowings. At September 30, 2001, the Company's total portfolio was valued at approximately $6,770,000; of which, approximately $5,207,000 was in corporate bonds and $1,563,000 was in money market funds and certificates of deposits. The Company is able to borrow approximately 85% of corporate bond values and 65% of money market and certificate of deposit values. Loan repayment provisions are a function of future margin calls or management's decision to retire all or a portion of outstanding borrowings.

3. Stock-Based Compensation

During 1999, the Company granted 100,000 warrants to a promoter. Such warrants were recorded, at their then fair value of $114,000 as deferred offering cost at December 31, 1999 and reflected as an adjustment of the net proceeds from the sale of common stock in the quarter ended March 31, 2000.

The Company granted 168,000 warrants to vendors for services rendered during the three-month period ended March 31, 2000. Such warrants were recorded, at their fair value of approximately $553,000, as selling expenses for the quarter ended.

During the three-month period ended September 30, 2001 and 2000, the Company recognized credits to operations of approximately $362,000 and $487,000, respectively, relating to variable option awards outstanding.

During the nine-month period ended September 30, 2001, the Company recognized credit of approximately $317,000. At September 30, 2001, approximately 293,003 awards subject to variable accounting remain outstanding with an average exercise price of $.55.

During the nine month period ended September 30, 2000, the Company recognized a charge of approximately $2,007,000 relating to variable option awards outstanding. As of September 30, 2001, cumulative compensation expense recognized for such variable awards totaled approximately 709,000.

In January 2001, the Company granted one of its non-employee directors 7,500 stock options for past services. Such options were recorded, at their fair value of approximately $48,000 which is included in general and administrative expenses for the quarter ended March 31, 2001. During the quarter ended June 30, 2001, an additional 2,500 stock options, valued at $11,725, was granted to the same director.

During the three month period ended September 30, 2001, employees of the Company exercised approximately 1,142,900 common stock options. The Company received approximately $4,400 in proceeds and $853,750 in notes in exchange for the shares issued.

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

On January 24, 2000, Mr. Richard C. Ford, the Company's CEO, and his daughter, on behalf of the Company, repaid the Company's note payable to a bank of $525,000 and simultaneously converted this amount, as well as his previous note totaling $150,000, into 675,000 shares of the Company's common stock. As a result of this conversion, the Company recorded, in 2000, compensation expense of $1,687,500, which represents the excess of the fair market value of the common stock received by Mr. Ford and his daughter over conversion price at the date of the conversion.

In January 2000, Mr. Richard C. Ford was repaid approximately $200,000 for amounts owed for cash advances to the Company and for expenses incurred by the Company and paid by Mr. Ford on behalf of the Company.

5. Contingencies

In May 1994, the Company and a patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $21,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000, the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but has paid the additional judgment. Thereafter, on February 22, 2001, the trial court ordered the Company to pay the sum of $18,049, which is included in other liabilities in the accompanying September 30, 2001 balance sheet, for the patent owner's attorney's fees and court costs. That order has been appealed and will be combined with the first appeal. The judgment for attorney's fees and court costs has not been paid and the Company has posted a surety bond in accordance with the order of the court in the amount of $22,238 to cover the judgment while the appeals are pending. Management does not expect the ultimate resolution of this matter to have a significant effect on the Company's financial position or results of operations.

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

6. Restatement

The Company's results of operations for the nine months ended September 30, 2000, as previously reported, have been restated to reflect certain adjustments necessary for a fair presentation in conformity with accounting principles generally accepted in the United States. These adjustments included approximately $1,687,500 in charges relating to the beneficial conversion of debt into common stock (see Note 4), approximately $544,000 in charges related to common stock and options issued to vendors in lieu of cash (see Note 3), and approximately $2,007,000 in charges related to variable compensatory options (see Note 3). The Company adjusted sales by approximately $122,000 and cost of products sold by approximately $19,000 to properly recognize revenue and reflect inventory at its net realizable value. Additionally, the Company made adjustments of $311,000 to other income primarily as the result of the reversal of the gain previously recorded on contributed assets of approximately $180,000, reversal of interest income of approximately $75,000 on investments and amortization of deferred financing costs of approximately $39,000.

For the Nine Month Period        As Previously
Ended September 30, 2000           Reported         Adjustments     As Restated
-------------------------------------------------------------------------------
Net sales                        $ 1,042,959       $  (121,609)     $   921,350
Cost of products sold                965,270            18,664          983,934
Selling, general and
    administrative expenses        1,800,051         4,336,047        6,136,098
Other income (expense), net          375,040          (311,308)          63,732
                                 -----------       -----------      -----------
Net loss                         $(1,347,322)      $(4,787,628)     $(6,134,950)
                                 ===========       ===========      ===========
Basic and diluted loss per
   Common share                  $     (0.11)      $     (0.38)     $     (0.49)
                                 ===========       ===========      ===========


The Company's results of operations for the three months ended September 30, 2000, as previously reported, have been restated to reflect certain adjustments necessary for a fair presentation in conformity with accounting principles generally accepted in the United States. These adjustments included approximately $487,000 of credits to operations relating to variable option awards outstanding (see Note 3), reversals of approximately $19,000 of sales and $56,000 of interest income improperly recognized.


For the Three Month Period       As Previously
Ended September 30, 2000           Reported         Adjustments     As Restated
-------------------------------------------------------------------------------
Net sales                        $   358,831       $   (18,873)     $   339,958
Cost of products sold                334,036              (373)         333,663
Selling, general and
    administrative expenses          771,680          (501,512)         270,168
Other income                         143,305           (56,143)          87,162
                                 -----------       -----------       ----------
Net loss                         $  (603,580)      $  (426,869)     $  (176,711)
                                 ===========       ===========      ===========
Basic and diluted loss per       $     (0.04)      $       .03      $      (0.1)
   Common share                  ===========       ===========      ===========


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

The terrorist attacks in New York and Washington D.C. in September of 2001 have disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending, or our inability to effectively market and sell our products, our business and results of operations could be adversely affected. We are unable to predict whether the threat of terrorism or the response thereto will result in any long term commercial disruptions or if such activities or responses will have a long term material effect on our business, results of operations or financial condition.

Results of Operations for the Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the nine months ended September 30, 2001 (2001) to the nine months ended September 30, 2000 (2000 ):

                                Nine Months ended September 30
                                                    2000          Increase
                                     2001       (As restated)    (Decrease)
                                 -----------     -----------    -----------
Net sales                        $ 1,045,730     $   921,350    $   124,380
Operating costs and expenses:
    Cost of products sold          1,236,090         983,934        252,156
    Selling expenses               1,058,354       1,389,961       (331,607)
    General and administrative
       expenses                    1,648,305       4,746,137     (3,097,832)
                                 -----------     -----------    -----------
Total operating costs and
   expenses                        3,942,749       7,120,032     (3,177,283)
                                 -----------     -----------    -----------
Operating loss                     2,897,019       6,198,682     (3,301,663)

Investment income                    252,956         126,299        126,657
Interest expense                     (14,984)        (83,534)        68,550
Other                                 (4,526)         20,967        (25,493)
                                 -----------     -----------    -----------
Net loss                         $(2,663,573)    $(6,134,950)   $(3,471,377)
                                 ===========     ===========    ===========

Net Sales. Net sales increased by approximately 13.5% from $921,350 in 2000 to $1,045,730 in 2001 as a result of the Company's continuing efforts to refocus its marketing toward OEMs and companies having large fleets of trucks.

Product launch problems that have delayed the introduction of the Company's new PFT bypass filtration unit have had a negative effect on 2001 sales as projected by the Company's current business plan. The delay, estimated at six-months, significantly slowed both production and product availability. While no orders were cancelled, the Company believes that any momentum gained as a result of the new product announcement has been lost. The Company believes that the problems have been identified and that appropriate actions have been implemented. Efforts are underway to regain the momentum lost and to place the new product back into production.

Cost of Products Sold. Cost of sales increased by approximately 25.6% from $983,934 in 2000 to $1,236,090 in 2001 due primarily to an increase in sales of approximately $124,380. In addition to the foregoing, excess overhead production capacity also contributed to the Company generating negative margins on products sold during the 2001 and 2000 periods.

Selling Expenses. Selling expenses decreased by approximately 23.8% from $1,389,961 in the 2000 period to $1,058,354 in the 2001 period. Selling expenses for the 2000 period included the issuance of 168,000 warrants with a fair value of approximately $553,000 to various vendors to assist the Company in marketing and selling of their products. Excluding the foregoing amount, selling expenses increased 26.4% in 2001 as compared to 2000 primarily as a result of an increase in sales, expansion of the Company's sales force, increased advertising and marketing costs and travel costs.

General and Administrative Expenses. General and administrative expenses decreased by approximately 65% from $4,746,137 in 2000 to $1,648,305 in 2001. General and administrative expenses in the 2000 period included $1,687,500 in compensation expense recognized in connection with the conversion of the Company's notes payable to Richard Ford into common stock in January 2000. Additionally, 2000 included $2,007,000 due to the effect of variable options accounting for options granted to certain employees whereas the effect of such variable options for 2001 resulted in a credit of approximately $320,896. Excluding these transactions, general and administrative expenses increased by approximately 87% in 2001 as compared to

2000 primarily as a result of an increase in sales, operations, including Company personnel, and professional services.

Investment Income and Interest Expense. Investment income increased by approximately $126,657 or 100% in 2001 over 2000 period due to interest and dividend earnings generated from the Company's investments in various` securities. The investment securities were purchased during the latter part of the 2000 period from proceeds received from the Company's private placements. Interest expense decreased by approximately $68,550 or 82% in the 2001 period as compared to the 2000 period due to the Company's extinguishment of all its existing interest-bearing obligations in the early part of the 2000 period.


Results of Operations for the Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months ended September 30, 2001 (2001) to the three months ended September 30, 2000 (2000):

                                    Three Months ended September 30
                                                       2000          Increase
                                        2001       (As restated)    (Decrease)
                                    -----------     -----------    -----------
Net sales                           $   281,753    $   339,958     $   (58,205)
Operating costs and expenses:
    Cost of products sold               301,846        333,663         (31,817)
    Selling expenses                    354,931        319,444          35,487
    General and administrative
       expenses                         511,764        (49,276)        561,040
                                    -----------    -----------     -----------
Total operating costs and expenses    1,168,541        603,831         564,710
                                    -----------    -----------     -----------
Operating loss                         (886,788)      (263,873)       (622,915)

Investment income                        (2,035)        68,747         (70,782)
Interest expense                         (3,246)        (2,552)           (694)
Other                                    (6,408)        20,967         (27,375)
                                    -----------    -----------     -----------
Net loss                            $  (898,477)   $  (176,711)    $  (721,766)
                                    ===========    ===========     ===========


Net Sales. Net sales decreased by approximately 17% from $339,958 in the 2000 quarter to $281,753 in the 2001 quarter as a result of a slowdown due to production and engineering problems associated with the launch of the Company's new product.

Cost of Products Sold. Cost of sales decreased by approximately 9.5% from $333,663 in the 2000 quarter to $301,546 in the 2001 quarter due to a decrease in sales.

Selling Expenses. Selling expenses increased by approximately 11% from $319,444 in the 2000 quarter to $354,931 in the 2001 quarter. The increase was attributable in large part to an increase in sales salaries and advertising costs.

General and Administrative Expenses. General and administrative expenses increased from $(49,276), as adjusted, in the 2000 quarter to $511,764 in the 2001 quarter. After taking into consideration the reversing effect of $362,000 and $487,000 in variable options in 2001 and 2000 respectively administrative expenses increased approximately 100%.

Investment Income. Investment income decreased by approximately $70,782 in the 2001 quarter compared to the 2000 quarter due to the early disposition of international bond holdings in the second quarter of 2001.

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

At September 30, 2001 the Company had working capital of approximately $399,089 with a current ratio (current assets to current liabilities) of 1.14 to 1. The decrease in working capital, as compared to prior periods, is attributable to the Company's investment and borrowing strategy which resulted in the borrowing of $2,225,000 through September 30, 2001 and the reclassification of investments to long-term as a result of portfolio restructuring due to normal buying and selling activities. The Company believes it has sufficient cash for the foreseeable future, however there is no assurance that sales will increase to the level required to generate profitable operations and to provide positive cash flow from operations, and there is no assurance that the Company will not have to seek additional financing in the future.

The Company borrows against its investment portfolio managed by Salomon Smith Barney. Salomon Smith Barney charges the Company approximately 4.9% on outstanding borrowings. At September 30, 2001, the Company's total portfolio was valued at approximately $6,770,000; of which, approximately $5,207,000 was in corporate bonds and $1,563,000 was in money market funds and certificates of deposits. The Company is able to borrow approximately 85% of corporate bond values and 65% of money market and certificate of deposit values. Loan repayment provisions are a function of future margin calls or management's decision to retire all or a portion of outstanding borrowings.

Management believes the indications from potential customers it has seen in through September 30, 2001 will result in continued improvement in sales, however, there can be no assurance such improvements will occur or that such improvements will be sufficient for the Company to generate positive cash flow from its operations.

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



                                     PURADYN FILTER TECHNOLOGIES INCORPORATED
                                                   (Registrant)



Date:  November 8, 2001
                                     By /s/ Alan J. Sandler
                                        ----------------------------------------
                                        Alan J. Sandler, Chief Financial Officer