Form 10KSB40
period 2001-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2002-04-01
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                  FORM 10--KSB

(Mark one)

{x}      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended DECEMBER 31, 2001

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from                  to
                                        ---------------    -----------------

                         Commission file number 0-29192
                       -----------------------------------

                    PURADYN FILTER TECHNOLOGIES, INCORPORATED
 -------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                          Delaware             14-1708544
                          --------             ----------

      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

          3020 High Ridge Road, Suite 100, Boynton Beach, Florida    33426
          ----------------------------------------------------------------
               (Address of principal executive offices)           (Zip Code)

                    Issuer's telephone number (561) -547-9499
                    -----------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

      Title of each class           Name of each exchange on which registere


     --------------------            ------------------------------------

     --------------------            ------------------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value

                 -----------------------------------------------
                                (Title of class)

                 -----------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { x } No { }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { X }

State issuer's revenues for its most recent fiscal year: $1,472,307

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Common stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 22, 2002. Based on the closing price of the Common Stock quoted on the American Stock Exchange as reported on March 22, 2002 ($4.03), the aggregate market value of the 4,570,000 shares of the Common Stock held by the persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $18,417,100. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 22, 2002: 15,574,423

This report contains a total of 47 pages.

                                     PART I

The term "the Company" or "puraDYN" refers to Puradyn Filter Technologies, Incorporated, unless the context otherwise implies.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Forward Looking Statements
--------------------------

         This Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate", "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of our Company to be materially different from those which may be expressed or implied by such statements. The factors listed in the section entitled "Certain Factors Which May Affect Future Results" in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

THE COMPANY

Introduction
------------

         Puradyn Filter Technologies, Inc. owns the rights to manufacture, market and distribute worldwide the Puradyn(R) by-pass oil filtration system (the "Puradyn") for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. The Puradyn cleans oil by continually removing solid and liquid contaminants from the oil through a sophisticated and unique filtration and evaporation process. The Puradyn has been used successfully to substantially extend oil-drain intervals and to extend the time between engine overhauls. The Company is the only manufacturer and distributor of disposable replacement filter elements ("Element") for the Puradyn.

         By keeping the oil continually clean, the Puradyn effectively extends engine life and dramatically reduces new oil purchases as well as maintenance time and the costs and environmental concerns involved in the storage and disposal of waste oil.

BACKGROUND AND FORMATION OF PURADYN FILTER TECHNOLOGIES, INCORPORATED
---------------------------------------------------------------------

         The patents were issued in the early 1980's on the oil filtration system. After further development a new Puradyn unit evolved. The owners of such patents attempted to market and sell the original system under various other trade names, but were not successful. The factors to which that could be attributed, include (a) the failure of potential customers to understand the importance or possibility of continually clean oil and belief that extended drain interval could be practical; (b) lack of consumer awareness of the importance of the environmental benefits inherent in the Puradyn; (c) the absence of acceptance and endorsement by engine and vehicle manufacturers; (d) general disbelief that the product would perform as claimed and could provide benefits in a cost-effective manner; (e) inadequate capitalization, and (f) limited management experience.

         In 1987, T/F Systems, Inc., a Delaware corporation ("Systems"), of which Richard C. Ford and Willard H. Taylor (deceased) were equal stockholders, obtained certain limited distribution rights to the Puradyn, previously known as the Purifiner, in several states from Refineco Manufacturing Company, Inc. ("Refineco"), then located in Oakland Park, Florida. Byron Lefebvre, currently an employee for the Company, was then the President of Refineco. In 1988, Systems obtained an option to acquire the exclusive manufacturing and marketing rights to the Purifiner in the event that Refineco, and subsequently, Purifiner Distribution Corporation of Chicago, Illinois, were unable to meet their commitments to supply Purifiners to Systems. As a result of a default and a failure of the manufacturer to meet his supply commitment, Systems obtained the worldwide manufacturing and marketing rights to the Purifiner in 1990.

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

         Prior to December 31, 1995, the Company was the exclusive distributor and Systems was the exclusive manufacturer of the Purifiner. On December 31, 1995, in exchange for any claims puraDYN had in the delay damage award, puraDYN purchased all operating assets and assumed all operating liabilities of Systems, except for (a) any benefits and/or liabilities related to a delay damage judgment awarded in December 1994 against the other parties discussed above, and
(b) liabilities related to certain stockholder advances made to Systems by Ford and Taylor. Accordingly, the Company currently owns all manufacturing and marketing rights previously owned by Systems.

         On February 4, 1998, the Company filed a Certificate of Amendment to its Certificate of Incorporation, which changed its name from T/F Purifiner, Inc. to Puradyn Filter Technologies, Incorporated.

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

         On January 24, 2000, the Company completed the conversion of $3,175,000 of principal amount of debt of five notes payable (together with accrued interest of $717,997 that had been added to principal of two of the notes payable) into 3,175,000 shares of its common stock. On February 28, 2000, the Company completed the sale of 4,172,000 shares of its Common Stock through a private placement, with net proceeds of approximately $4,428,642. Furthermore, on September 26, 2000, the Company completed the sale of an additional 940,935 shares of its Common Stock with net proceeds of approximately $6,558,966, for a total of $10,987,608 of new funds.

         During 2000, the Company invested the funds received from the private placements in corporate bonds, certificates of deposits and for a brief period, in international bonds. These investments have maturity dates of one to five years. The investment portfolio is managed by Salomon Smith Barney, who in April 2001, executed an express credit line loan with the Company, which is collateralized by the investment portfolio. The maximum borrowing capacity is calculated as 75% of the fair market value of the corporate bonds and 60% of cash. As of December 31, 2001, the Company had borrowed $3,983,582 through the credit line. In March 2002, the Company sold approximately $5.27 million of its investment portfolio to pay in full the outstanding loan on investments of $5.18 million. Subsequently, the fair value of the Company's remaining investment portfolio was approximately $1.65 million and the Company has approximately
$1.2 million of borrowing availability under its revolving loan agreement with Salomon Smith Barney.

         In December 2001, the Company was accepted and listed on the American Stock Exchange under the symbol PFT.

JOINT VENTURE
-------------

         In 1996, the Company entered into a joint venture agreement with Centrax, Ltd. (with puraDYN owning 45%, Centrax owning 45%, and Albert N. Davies of Devon U.K., owning the remaining 10%.) called TF Purifiner, Ltd. ("Ltd."). Ltd. manufactured, distributed and marketed the Company's products in Europe, the Middle East, the former Soviet Union, Egypt, and South Africa. The joint venture had operating losses and negative net worth, and, consequently, the Company had no recorded investment in Ltd. Effective May 31, 2000, the Company and Centrax agreed to dissolve Ltd. with no obligation on the part of the Company to have any liability for, or to fund any part of the dissolution.

         At the time of the dissolution, Centrax sold to the Company certain foreign patents, inventory and factory equipment used in manufacturing products for the joint venture. The patented products, consisting of a full-flow and a by-pass oil filter all housed in one Puradyn unit, as well as a side-by-side full-flow and Puradyn by-pass filter are products designed primarily for original equipment manufacturers (OEM.) The Company is currently conducting its operations in England under the name Puradyn Filter Technologies, Limited ("Ltd."), which performs certain manufacturing functions and primarily markets the product to distributors in the countries formerly serviced by the joint venture. The Company has provided funding for Ltd's operations, as they have been cash flow negative since inception. Ltd. anticipates that by the third quarter of 2002, they will become cash flow positive through increased sales, however, there can be no assurance that sales will increase or that they will become cashflow positive in 2002 or thereafter.

PRODUCTS
--------

         The Puradyn Oil Filtration System, formerly called the Purifiner Oil Purification System, dramatically extends the life of lubricating oil in internal combustion engines as well as hydraulic fluid used in industrial machinery. The core product, the Puradyn, can be attached to any engine. In essence, it works like a dialysis machine that filters blood to rid it of impurities, so it keeps the oil in engines continually clean. Whenever the engine or machinery is operating, the Puradyn is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as liquid contaminants (water and fuel). As the Puradyn dramatically extends the useful life of the oil, it also protects the engine or hydraulic equipment from the harmful wear caused by contaminants in oil. Since the oil is continuously clean, wear in the engine or hydraulic equipment is kept to a minimum resulting in less down time for maintenance and longer engine life. Further, not only are oil purchases drastically reduced but the need for and cost of disposal decline dramatically.

         Thus, the Puradyn reduces maintenance costs by decreasing oil consumption, engine wear, and the necessity for overhauls and certain other types of general maintenance. All these savings are achieved from utilizing the Puradyn, which has a relatively short payback period, in some cases, less than one year. Accordingly, the Puradyn achieves great savings and, therefore, increased profits for its end users.

         The Puradyn is currently manufactured in six different sizes suitable for placement on engines or equipment with oil sump capacities ranging from 8 to 240 quarts. A new generation of product has been engineered to be manufactured in nine different sizes with sump oil capacities varying from 4 to 240 quarts (see "Manufacturing and Production"). The Puradyn also can be used in multiples for larger oil sumps. Qualified personnel can usually install the Puradyn on engines and other equipment in approximately 1-1/2 to 2 hours.

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

         As with puraDYN's prior system, the new generation of products clean, reduce and maintain oil contaminants to less than one micron (standard full-flow oil filters maintain contaminants in the 15-40 micron range). By continually removing contaminants and replacing vital additives through its patented time-release additive package, puraDYN's filters substantially extend intervals between oil changes. Both the original and the new generation of puraDYN products utilize the same filtering Elements for similar size models.

         For its new filtering Elements, puraDYN has implemented patented technology that provides several improvements over previous puraDYN Elements including:

         - CGP(TM) a patent-pending process for chemical grafting. This new technology improves the attraction and retention of soot and other solid contaminants to the packed cotton filter material.

         - Increased oil distribution within the filter: New product engineering distributes oil more evenly throughout the main filter element. This reduces the effect of "channeling".

         - Ease of maintenance: The filter element of the new filter can be replaced in a matter of seconds.

         puraDYN developed the new filter technology over three years, with field-testing conducted for 30 months. The consolidated results from across the country show that test vehicles averaged more than 160,000 miles without the need for a traditional oil change. In addition, 1,800 hours of in-house and independent testing have been conducted on the new filter. No oil related problems were experienced during laboratory or field-testing. During 2001, however, the Company continued to address design issues and product enhancements that curtailed sales of the new product. In addition, this may have impacted sales of the original TF model as companies preferred not to order the original product line but rather wait for the perfected PFT model line to go into full production. However, the Company at this time feels that these design issues have been resolved and full production will resume.

         The Company also has developed and sells a Hydraulic Batch System ("HBS"), which is mounted on a handcart for mobility. The HBS was developed to clean 55-gallon drums of used hydraulic oils. The HBS substantially reduces oil purchases as well as the high costs of storing and disposing of used oil in compliance with environmental regulations. The HBS consists primarily of two 60-quart puraDYNs, a preheater, a pump and other miscellaneous parts.

         All Puradyns are compatible with virtually all standard and synthetic oils on the market and they work with engines using gasoline, diesel, propane or natural gas. Except for the HBS, the Puradyn cannot be used on engines without a pressurized lubricating system, and neither can be used on any engines that mix oil with the fuel.

         puraDYN also manufactures and distributes its replacement Elements for the Puradyn. The Company generally recommends that the Element be replaced at the engine manufacturer's recommended/approved periodic oil change interval. With one exception of one model currently used solely for gasoline applications, the Company generally recommends that the Element be replaced every ten thousand miles or 250 hours when used for gasoline powered automobiles and vans or as oil analysis dictates. The Company recently introduced a U.S. patented oil-flow meter, which enables the user to visually confirm that the oil is flowing through the Puradyn. The useful life of oil and the Element is dependent on several factors, including the quality of the oil used, type of fuel, condition of engine, and the type and operating environment of the equipment. Accordingly, the change intervals mentioned above may vary. Elements can be changed and an oil sample taken in approximately five to fifteen minutes by the customer.

         The Company estimates that the current cost of an oil and full flow-filter change (assuming a person does not perform the oil change himself or herself) is approximately $100 or more for heavy-duty trucks. The cost varies depending on among other things, the type of engine and application, labor and oil costs, and costs of waste oil disposal. Depending on the size of the Element, the current suggested list prices for retail end-users of the Elements range from approximately $10 to $50 and the cost of an oil analysis ranges from approximately $9.45 to $15 per sample.

         puraDYN has received patents from the United States Patent Office and certain other countries for a new Element (the "PFT Filter Plus"), in which pelletized chemicals are added to the filtering media. The chemicals are antioxidants that will reduce the amount of oxidation, stabilize the alkalinity and further help reduce the acid build-up of the oil. This is especially important on new engines built since the enactment of the Clean Air Act of 1992, which requires tighter specifications for diesel engines. As these engines consume less oil, the amount of makeup oil that is added, which also replenishes the consumed additives in older engines, has decreased. The PFT Filter Plus helps compensate for this factor.

         When the Element is changed, make-up oil is added to replace any oil retained in the used Element or consumed in the normal engine combustion process. The Company's performance warranties for product used in the United States and Canada require the user to take a small sample of the used oil for submission to an oil testing laboratory at the same intervals that the OEM recommends/approves for an oil change, but at least once a year (See "Warranties"). The Puradyn has an oil sample valve to expedite the taking of the oil sample. The Company warrants all parts free of defects in workmanship and materials for ten years from date of installation, except the heating element, which is five years.

         Users must maintain a record of the laboratory oil analysis results in order for the Company's warranties to remain in effect. Management believes that the risk of losing the Puradyn's warranties encourages customers to complete the oil analysis and replace Elements in a timely manner, making the Puradyn more effective and stimulating recurring Element sales. In order to maintain the Company's performance guarantee, users must among other things, change the full flow filters once a year or every 50,000 to 60,000 miles or 1,500 hours, depending on the particular application of the Puradyn. The oil analysis also helps the Company monitor customer satisfaction, and should a problem arise with a particular application, the Company and the customer can work together to address the problem and find a solution on a timely basis. Through proper analysis other problems occurring within the engine or equipment, apart from oil contamination, can be diagnosed and corrected before incurring significant problems. To date, there have been no material warranty claims, although there can be no assurances that such a trend will continue.

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

         The Company has received letters from Deere & Company, Detroit Diesel Corporation, Caterpillar, Inc., Ford Motor Company, Mack Trucks, Inc., Cummins Engine Company, Inc., Daimler Chrysler Corporation, Mercedes Benz of North American, Inc. and others, who have all stated that the installation and use of the Puradyn does not void their manufacturer's warranties unless an engine failure is attributed to the Puradyn. Most engine manufacturers will accept oil analyses as alternatives to their recommended oil change intervals. This is standard industry practice endorsed by OEMs and various fleet maintenance organizations. Management believes that the existence of other longer-life oils in the marketplace which allow for extended oil drains has been and will continue to exert pressure on the use of oil analysis as an acceptable alternative to engine manufacturer's recommended oil change intervals, as will the cost, environmental and other benefits obtained from extended oil drain intervals.

WARRANTIES
----------

         The Puradyn carries a six-month performance guarantee, and is currently generally warranted to the original user to be free of defects in material and workmanship for ten years, except for the heating element, which is currently warranted for five years. The Company also offers limited 250,000-mile and 100,000-mile continuous oil filtration performance guarantees for Class VII and VIII trucks in the United States and Canada, limited performance warranties for recreational vehicles, including a twelve-month performance warranty, and some limited performance warranties with a specific industrial user. The Company has $40,511 of accrued warranty costs related at December 31, 2001. This accrual includes estimated costs related to a design modification on two sizes of the new generation Puradyn for units sold in 2001.

MARKETING
---------

         puraDYN's products are marketed to numerous market segments, including trucking, marine, agricultural, bus, recreational vehicle, generator, construction, mining, industrial and hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the Company's primary focus is on the on-highway fleet and original equipment manufacturer ("OEM") segments.

         During 2001, the Company determined that an advertising campaign in OEM and truck fleet-related trade magazines, combined with editorials, trade shows and other methods to promote its products, was prudent in order to generate awareness and help stimulate sales primarily with OEMs and on-highway fleets. Additionally, sales personnel were increased from four in 2000 to six in 2001. However, the Company has incurred significant losses due primarily to its inability to launch a full-scale new product introduction as a result of the design issues faced during 2001.

         The Company's products have achieved recognition from well-known sources, including:

         o Certification (in 1994) and re-certification (in 1998) by the California Environmental Protection Agency's Department of Toxic Substances as a "Pollution Prevention Technology"

         o Receipt of the State of Florida's 1995 Governor' s New Product Award (Small Business Category)

         o Receipt of the National Society of Professional Engineers' 1996 New Product Award "for innovative use of engineering principals and materials improved function and savings in use and benefit to the national economy" (Small Business Category)

         o Receipt of the World Trade Center's (Ft. Lauderdale, Florida) 1996 Award for Outstanding Achievement in International Trade (Manufacturing Category)

         o Being selected as one of the finalists in the 1998 Discover Magazine awards for Technological Innovation

         o Receipt of Lubricants World's 2001 Annual Award in the Equipment Category for expected contribution "to the advancement and enrichment of the lubricants industry"

         o Heavy Duty Trucking Magazine "Nifty Fifty" award as one of the best new products for 2000

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

         The Company relies on management's ability to determine the existence and extent of available markets for its product. Company management and consultants have considerable sales and marketing backgrounds and have devoted a significant portion of their time to sales related activities. The Company has marketed its products at various national trade shows, including the Workboat Show in New Orleans, Louisiana, Mid-America Truck Show in Louisville, Kentucky, the Technology and Maintenance Council Show in Nashville, Tennessee, the NDIA Environmental Symposium in Austin, Texas, and others.

         Management believes that the ultimate success of its product will depend on the strong demand for the product by end-users, while complementing this action by direct sales to OEMs and through their distribution networks. A number of international and domestic engine and truck OEMs are currently evaluating the Company's products, such as Mack Trucks, Ford Motor Company, Detroit Diesel Corporation (engines), and General Motors Corporation and Volvo Trucks North America. There can be no assurance that these or other OEMs will accept the Company's products for standard original placement on their equipment or directly approve the use of the Puradyn as an option with their equipment. In addition, the Company has established aftermarket agreements with Mack Trucks and Volvo Trucks North America to offer the Puradyn unit through its dealers and Parts Distribution Centers. These agreements provide more exposure for the product as well as greater penetration for acceptance by OEMs. To date, some Company customers have purchased and requested that the Puradyn be installed at a Volvo Trucks North America factory (North Carolina), International Truck and Engine Corp. (formerly Navistar International) factory, a Mack Truck factory, a Freightliner factory and Monroe Truck Equipment (a major General Motors Corporation modification center) on a very limited number of vehicles. In addition, new environmental regulations requiring higher standards for diesel truck emissions take effect in October 2002. Engine and truck manufacturers can capitalize on Puradyn's enhanced technology to remove increased soot from the oil, thus providing OEMs with a solution for clean oil.

DISTRIBUTION
------------

         puraDYN currently distributes its products through several channels under the Puradyn trademark.

         The Company has written distribution agreements with its domestic and Canadian distributors. The Company does require these domestic and Canadian distributors to make an initial purchase of a minimum dollar amount of the Company's Products. All distributors (domestic and foreign) must pay in a timely fashion. With substantially all its international distributors, the Company has written distribution agreements, which typically memorialize the minimum dollar amount or units to be purchased and the shipping terms.

         The Company has distributors located in the United States and Canada, primarily in the heavy-duty trucking industry. The remaining distributors are located primarily in South America and England. These distributors purchase product directly from the Company and sell to their existing or new customers. Late in 1997, the Company decided to curtail the use of substantially all U.S. manufacturers representatives, except for one primarily industrial agent and two general agents, whose jobs are to establish and service warehouse distributors and introduce the Company's products to selected fleets. The Company pays its manufacturer's representatives negotiated commission rates, depending on the level of services provided. The manufacturers representatives' contracts can be canceled by either party on 30 to 60 days notice. Sales responsibilities are now performed primarily by direct employees, independent distributor networks and aftermarket OEM distributor/dealer networks. The Company's primary target for sales is with US OEMs and on-highway trucking fleets. The Company will accept returns of products that are defective at the time of sale to distributor or prove defective during the warranty period. Returns are subject to the following conditions: (1) Company approval (2) shipped pre-paid to Company (3) product in salable condition, subject to Company inspection before acceptance, and subject to a 20% restocking charge (4) credits for product returns issued at the distributor price in effect at the time the credit is issued, less any applicable discounts.

         The Company's products are oil filtration systems, of which approximately fifty percent are sold to distributors and end users for use on transportation vehicles. This could unfavorably affect the Company's overall exposure to credit risk in as much as these customers could be affected by similar economic or other conditions. During 2001and 2000, five customers accounted for approximately 38% and 39% of the Company's net sales, respectively. The loss of business from one or a combination of the Company's significant customers could adversely effect its operations.

         Puradyn Filter Technologies, Limited ("Ltd."), the successor to TF Purifiner, Ltd. (Centrax), and wholly-owned by Puradyn Filter Technologies, Inc.
(US), operates from the U.K. to generate distribution and sales in Europe, the Middle East, the former Soviet Union, Egypt, and South Africa. Certain manufacturing functions are performed in the U.K. to modify the product so as to comply with European usage standards. There can be no assurance that such distributors will be successful in introducing the Puradyn in their territories as they will face obstacles similar to those the Company and its other distributors have encountered in introducing an innovative technology in their territories. Ltd. has also commenced or completed various PURADYN evaluation programs, including that of a large international generator manufacturer that has been approved and has begun purchasing the Puradyn.

SALES
-----

DIRECT SALES

         The Company directly and/or with the assistance of its manufacturer's representatives, distributors or other agents markets its products directly to national accounts. Typically these larger customers, and some smaller customers, have required an evaluation period, usually ranging from three to twelve months, to ensure that the Company's products perform as claimed. Management believes that this evaluation period will continue to be shortened as the Company's products gain wider acceptance and support from well-known customers and OEM's.

         Currently, the Company' s products are being evaluated (with various stages of progress) by numerous potential end users, including:

                  -- A leading soft drink Company
                  -- A road materials handling Company
                  -- Two leading food companies
                  -- A key regional airlines' ground transportation equipment -- A leading truck rental Company
                  -- A national grocery chain
                  -- A major over-the-road freight hauler
                  -- An important OEM fork lift Company
                  -- The U.S. Military and others.

         In July 1995, the Company's products were issued National Stocking Numbers by the General Services Administration pursuant to a contract that expired in June 1998. The Company negotiated a new contract, which was received in July 1999. This will enable the Company to more efficiently sell its products to the U.S. Government and its agencies.

         Recent efforts by the Company have resulted in sales to Miami-Dade General Services Division, United Rentals, Volvo Trucks North America, Mack Trucks, Freightliner, Miami-Dade County Schools, Volusia and Lee County Schools, the Texas Department of Transportation, Vulcan Chemicals, Kirby Inland Marine, P&O Ports, City of San Antonio, city of Dallas, City of Houston, Miami-Dade Transit and others.

         Late in 2000, Asplundh Tree Expert Company, the world's largest vegetation management Company with one of the nation's largest, privately held fleet of trucks and equipment, began purchasing the Puradyn for new equipment including trucks, chippers and aerial devices. In 2001, Puradyn sold over 1,400 units to Asplundh, totaling approximately $330,000. In the first two and one half months of 2002, sales to Asplundh equaled about 75% of the total number ordered in 2001. Currently, Asplundh is having Puradyn units installed on new GM equipment by Monroe Truck Equipment and Modifications, one of General Motors' largest modification centers.

         Further, at the request of a customer, another major modification center began installing Puradyn products in 2001 on a large on-highway fleet.

         The Company continues to work with a marketing and public affairs consultant to promote Puradyn to municipalities in Florida and other specified states. A Washington, D.C. area-based marketing consultant signed an agreement to stress the environmental and conservation benefits of the Puradyn to government agencies. Additionally, the Company again received approval for Florida's State Negotiated Agreement Price Schedule (SNAPS) to allow easier marketing of Puradyn to Florida's local and state government agencies at discounted prices.

         In order to promote puraDYN stock, which was listed on the American Stock Exchange in December 2001, the Company engaged The Anne McBride Company of New York City to act as an investor relations agency.

INTERNATIONAL SALES

          The Company directly and/or with the assistance of commission based manufacturer's representatives have established primarily non-exclusive distributors in various countries, including Australia, Colombia, Panama and others. The majority of these distributorships were established in 1995 and later. Therefore, the ultimate success of these and other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories, including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. The Company's sales to its Asia/Pacific distributors were $12,000 in 2001 and $9,000 in 2000. Sales have been adversely affected by the weakened local economies of these nations and future sales to their distributors may be adversely affected due to these continuing economic and/or political problems. Sales to Latin America in 2001 approximately equaled the amount sold in 2000, which was approximately $129,000. Due to focus by the Company on the US marketplace and other factors, it is anticipated that growth of sales in these and other international regions may be limited.

MANUFACTURING AND PRODUCTION
----------------------------

         The Company subcontracts for the manufacture of component parts for its Puradyn units and manufactures substantially all of its filter elements. The component parts are assembled, packed and shipped from the Company's facility in Boynton Beach, Florida.

         The Company currently single sources (i.e., purchases each raw material and component part from a specific vendor) substantially all of its raw materials and component parts from various vendors in the United States. Substantially all the tools and dies used by certain of the Company's vendors are owned by the Company. The Company believes that there are alternative sources of supply, and the Company does not anticipate that the loss of any single supplier would have a material long-term adverse effect on its business, operations or financial condition. Management intends to obtain additional tooling and dies and to upgrade certain of its existing manufacturing equipment and may expand its vendor network for the purpose of limiting its exposure to its single source suppliers.

         The Company continues to develop quality control systems in line with QS 9000 and ISO 14000 quality standards to ensure that the Company's product quality will consistently meet the requirements of the trucking and automotive industries. In this respect it hired a quality control manager in 2001 to oversee the implementation of these controls.

COMPETITION
-----------

         Although the Company believes it is one of the largest suppliers of bypass oil filtration systems (see "Legal Proceedings - Premo Litigation"), the Company effectively competes with other bypass oil filtration products such as the Spinner II unit of T.F. Hudgins, Inc., and the bypass filter made by Premo Lubrication Technologies, Incorporated, Luberfiner, Inc., Parker Hannifin Corporation - Racor Division, and others. Recent results performed by a major independent testing facility on the Company's by-pass oil filtration system demonstrated that its product surpassed the capacity, efficiency and overall performance of its leading competition with an average efficiency of 92.05% for Puradyn as compared with 67.47% for a major competitor "Centrifuge System." Efficiency reflects the ability to remove particles and other chemicals from the oil, which is measured in microns. Efficiency is not necessarily a comparison to other products, but rather demonstrates the filtering capability of the PURADYN unit. These tests were performed at the request of one of the country's largest engine manufacturers. In other tests performed by the same lab in 2001, the efficiency of the system was proved both in standard by-pass filtration testing (99% efficient) and with SOFTC-2A composition, similar to soot, with average efficiency of 69%. The efficiency of the Company's products tends to create less demand for full-flow filters, maintenance services, replacement parts, original oil sales and oil disposal.

         Most of these competitive products and services are provided by companies that have significantly greater financial, marketing and operating resources than does the Company.

PATENTS AND TRADEMARKS
----------------------

         The Company has patents for the redesigned Puradyn, the basis for the next generation of the Puradyn products, and the PFT Filter Plus, which have been issued in the United States and certain other foreign countries in 1997 (See "Distribution - TF Purifiner Ltd.). In 1997, the Company obtained a U.S. patent for its new oil flow meter, which enables the user to visually determine that oil is flowing through the Puradyn. A U.S. patent was issued in 1998 covering a method of introducing additives into the oil. These patents expire from May 2014 to October 2016. The Company recently applied for a provisional patent application for improved filtration efficiency using CGP(TM), a patent-pending process for chemical grafting that can approximately double the life of the filter element and further extend oil drain intervals for the end user. There can be no assurance that such patents withstand competitive threats to their patentability or, in the case of the redesigned Puradyn, be developed into commercially viable products.

         The Company has a license and royalty agreement (which is the subject of a lawsuit - see "High Risk Factors") with the owner of two of the U.S. patents which covered some of the Company's existing Puradyns. One of these patents expired in September 1998 and the other patent under this agreement, used in a small number of the Company's products, expires in June 2008. This agreement also covers several foreign issued and pending patents in several other countries, the earliest of which will expire in June 2004. The term of the agreement is for the life of the patents and any improvements thereto and requires the payment of a 5% royalty based on the net sales price, as defined, of the covered products. This agreement also covers the Purifiner trademark in the United States for which the Company pays a 1% royalty based on net Purifiner sales, as defined. The Company is primarily responsible for maintaining and defending the integrity of these patents and the Purifiner trademark.

         As of March 26, 2001, puraDYN notified the owner of the aforementioned remaining patent that the Company is no longer producing or shipping this unit, nor would the Company be using the Purifiner name in the U.S. As such, no further royalties under this patent would be paid.

         The Company has registered the product trademark "Puradyn" in the United States and other all countries where the "Purifiner" was registered. Further, the Company has filed a provisional Patent Application for CGP(TM) (Chemical Grafting Process), its new technology that enhances the attraction and retention of soot and other solid contaminants in the Puradyn Filter Element.

         At the time of disbanding the joint venture with Centrax (see Distribution), and the subsequent formation of Puradyn Filter Technologies, Ltd., both in the U.K., the Company acquired several foreign patents on Puradyn technology which included a manifold type full-flow filter/by-pass filtration unit (side-by-side.)

GOVERNMENTAL APPROVAL
---------------------

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

ENGINEERING AND DEVELOPMENT
---------------------------

         Currently, the Company has three individuals involved in product engineering and development: a Product Engineer Manager, a Director of Manufacturing/Product Development and a technical consultant (one of the original inventors of the product), as well as fulltime staff to support the product line. The engineering department is also testing additional design improvements that also may be candidates for patents for the Company. During the past two years the Company's engineering department has devoted resources to improve the product's filtration efficiency and abilities to meet the customers extended drain interval requirements with the next generation of diesel engines. This required a complete redesign of the existing product to make it easier to use by our customers. The redesigned product eliminates the four mounting bolts/nuts required to hold the Diffuser/Head/Heater Assembly in place by moving those components to the bottom of the product to improve efficiency. This allowed the design to improve the filter cartridge removal and replacement process by making a Lid Assembly that does not require mounting bolts/nuts. Testing of the new product is ongoing and will continue to insure our product is a leader in the industry.

EMPLOYEES
---------

         At December 31, 2001, the Company including Ltd. had 40 employees in the following areas:
o 15 in manufacturing, assembly, quality control, warehousing and shipping
o         8 in marketing and sales
o         1 in technical support and installation assistance
o         2 in engineering and development
o         3 in finance
o         7 in administrative positions

         Operations in the U.K. account for 4 of the 40 employees: one general manager, one salesperson, one administrative and one warehouse person. None of the employees are represented by a labor union. The Company believes its employee relations are good.

ITEM 2.   DESCRIPTION OF PROPERTY.
----------------------------------

         Substantially all of the Company's operations are conducted from its 14,500 square foot facility located in Boynton Beach, Florida. The facility was leased for a term ending March 31, 2003 at a monthly rate of $9,800 through March 31, 2002, and for the year through March 31, 2003 at $10,094 per month. In order to support its operations in Europe, the Company has leased 3150 square feet in Devon, England, with an annual lease renewal every September 1st at $650 per month.

ITEM 3.   LEGAL PROCEEDINGS.
----------------------------

         In connection with the Company being granted worldwide manufacturing and marketing rights for certain of the Purifiner products, a royalty agreement was entered into with a term that mirrors the life of the related patents or any improvements thereto. Pursuant to this royalty agreement, the owner of the patents will receive 5% of the net unit sale price of all covered Purifiner products, as defined. Additionally, 1% of the net sales price of replacement oil filter elements will be paid as a royalty for the use of the Purifiner U.S. trademark. The Company is no longer retaining the Purifiner patents or trademarks and accordingly is not renewing them upon expiration.

         In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled, including a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $20,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000 the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but has paid the additional judgment. Thereafter, on February 22, 2001, the trial court ordered the Company to pay the sum of $18,049 for the patent owner's attorney's fees and court costs, which is included in accrued liabilities. That order has been appealed and will be combined with the first appeal. The judgment for attorney's fees and court costs has not been paid and the Company has posted a surety bond to cover the judgment while the appeals are pending. Management does not expect the ultimate resolution of this matter to have a significant effect on the Company's financial position or results of operations.

SEARCY, DENNY, SCAROLA  ET. AL AND RELATED CLAIMS

         TF Systems, Inc. ("Systems"), a related party (previously under common ownership with the Company), formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company in 1995. In June 1997, the former law firm of Systems filed a complaint against the Company, Systems, Richard C. Ford, individually and an inactive Company controlled by Richard C. Ford, demanding payment of approximately $313,000 of legal fees and other costs, plus interest and attorney fees, related primarily to obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems was awaiting a judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible claims aggregating approximately $75,000. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn did not assume these obligations as part of its purchase of Systems in 1995 and based on advice of legal counsel, management believes such amounts are not the responsibility of the Company. On January 30, 2002, the action was dismissed without prejudice. The law firm did not receive any payment from the Company and both sides agreed to be responsible for their own litigation expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         Not Applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------

         As of March 22, 2002, there were approximately 302 stockholders of record of the Company's stock. The closing bid price quoted on the American Stock Exchange for the Company's Common Stock at March 22, 2002 was $4.03. The Company currently trades under the symbol "PFT".

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


         The following table sets forth for the period indicated, the high and low closing prices for the quarterly periods in 2000 and 2001.

                                        2000 SALES PRICE               2001 SALES PRICE
                                    --------------------------     -------------------------
                                        HIGH           LOW             HIGH          LOW
                                    ------------- ------------     ------------ ------------
               March 31                $11.81         $1.25            $7.13        $3.75
               June 30                  19.50          7.69             5.08         2.95
               September 30             10.19          7.53             4.45         1.77
               December 31               7.63          3.81             5.25         2.20

         As of March 29, 2002, the high sales price for the first quarter of 2002 was $4.85 while the low for the quarter was $2.70.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

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

General
-------

         The Company was formed in 1987, and was inactive until it commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) product, now called the Puradyn By-pass Oil Filtration System or "Puradyn".

         Through 1997, the Company had minimal revenues from its distribution network, which caused the Company to change its sales strategy. In 1998 the Company changed its name from T/F Purifiner, Inc. to Puradyn Filter Technologies, Incorporated in anticipation of its new business plan. The Company reduced its workforce and operational overhead in an effort to reduce cash expenditures until it had sufficient funds to support operations based on its new sales plan. Puradyn began to refocus its sales effort toward the development of commercial relationships with original equipment manufacturers ("OEM's") and companies having medium to large size fleets of vehicles. The sales effort not only involves educating the potential customer on the benefits of the Puradyn, but also allowing the customer to test the Puradyn on its fleet vehicles. Consequently the sales cycle is long. The Company is currently working with several large OEM's and a large number of companies that have large vehicle fleets to enable them to evaluate the benefits of the Puradyn.

         Effective June 1, 2000, the Company formed a wholly owned subsidiary (Puradyn Filter Technologies, Ltd., "PFTL") in the United Kingdom to sell the Company's products in Europe, the Middle East and Africa. The subsidiary was the result of the dissolution of a joint venture (TF Purifiner, Ltd.) with Centrax, Ltd. The Company acquired certain foreign patents, inventory and equipment from Centrax, Ltd. for $38,600. The results of PFTL have been consolidated with the Company since June 1, 2000.

         The Company directly and/or with the assistance of its manufacturer's representatives, warehouse distributors or other agents markets its products directly to national accounts. Typically these larger customers, and some smaller customers, have required an evaluation period, usually ranging from three to twelve months, to ensure that the Company's products perform as advertised. Management believes that this evaluation period will continue to be shortened as the Company's products gain wider acceptance and support from well-known customers and OEM's.
Based on the results of some of the evaluations as well as orders placed and indications from several customers, the Company anticipates a significant increase in revenues in 2002.

         The Company recognizes revenue upon shipment of its products that do not require further services or installation at the customer's site and for which collectibility is reasonably assured in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to certain customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements. Management believes, based on past experience and future expectations, that such limited return rights and warranties will not have a material adverse effect on the Company's financial statements.

Critical Accounting Policies and Estimates
------------------------------------------

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, financing operations, warranty obligations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

         Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation at the customer's site are shipped, there are no uncetainties surrounding customer acceptance and for which collectibility is reasonably assured.

Allowance for Doubtful Accounts

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on customer specific identification and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in increased bad debt expense.

Estimation of Product Warranty Cost

         The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

Estimation of Inventory Obsolescence

         The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Results of Operations
---------------------

         The following table sets forth the amounts in thousands the Company's operating information for the years indicated December 31, 2001 and 2000:

                                          YEAR ENDED DECEMBER 31, (IN THOUSANDS)
                                          -------------------------------------
                                                                     INCREASE
                                           2001          2000       (DECREASE)
                                          -------       -------       -------

Net sales                                 $ 1,472       $ 1,172       $   300
Investment income                             508           421            87
                                          -------       -------       -------

                                            1,980         1,593           387

Operating costs and expenses:
  Cost of sales                             1,746         1,139           607
  Selling and administrative                4,738         7,458        (2,720)
  Interest expense                             53            85           (32)
                                          -------       -------       -------
                                            6,537         8,682        (2,145)
                                          -------       -------       -------

Net loss                                  $(4,557)      $(7,089)      $(2,532)
                                          =======       =======       =======

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
---------------------------------------------------------------------

         NET SALES. Net sales increased by approximately $300,000 from approximately $1,172,000 in 2000 to approximately $1,472,000 in 2001. The Company's focus of its sales efforts toward original equipment manufacturers ("OEMs") and companies having large fleets of trucks are primarily attributable to the increase in sales in 2001. Significant customers in 2001 included two OEM aftermarket distribution programs, one of the largest privately owned fleets in the country as well as a Latin American distributor.

         INVESTMENT INCOME. Interest income increased by approximately $87,000 because the funds in the investment portfolio were invested for the entire year of 2001 versus a partial year in 2000 and due to the amortization of bond purchase discounts and realized gain on investments.

         COST OF SALES. Cost of sales increased by approximately $607,000 from approximately $1,139,000 in 2000 to approximately $1,746,000 in 2001 related in part to the increase in sales. The Company's gross margin decreased from 3% in 2000 to negative 19% due to the continued effect of the costs of excess manufacturing capacity together with a write-off of approximately $104,000 for obsolete and slow moving inventory and costs associated with product design modifications of approximately $175,000.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased by approximately $2,720,000 from approximately $7,458,000 in 2000 to approximately $4,738,000 in 2001. The decrease was principally the result of stock based compensation, which decreased by approximately $4,510,000 from approximately $4,765,000 in 2000 to approximately $255,000 in 2001 due to changes in variable accounting, fewer issuances of compensatory stock as well as no beneficial debt conversions. This decrease was offset by increases in other costs, including wage and benefits increases of approximately $300,000 due to the addition of four salesmen and a full year of salary and bonus for Mr. Kevin Kroger, President. Professional fees increased approximately $250,000 due to the addition of advertising agency consultation and a new accounting firm. Travel, entertainment and communication expenses increased approximately $260,000 due to increased travel from additional salespeople and increased media and print advertising in an effort to reach new customers. Engineering related costs of approximately $110,000 due to design changes in the product contributed to the increase as well.

         INTEREST EXPENSE. Interest expense decreased by approximately $32,000 from approximately $85,000 to approximately $53,000 in 2001. Interest expense in 2001 was due to interest on the loan on investments and capital leases. In 2000 it consisted of the amortization of deferred financing costs of approximately $39,000 related to options issued to the CEO for his personal guarantee on a loan as well as interest related to notes payable that were converted to common stock on January 24, 2001.

Liquidity and Capital Resources
-------------------------------

         As of December 31, 2001, the Company had cash and cash equivalents of $951,801. For the year ended December 31, 2001, net cash used in operating activities was $4,308,572, which primarily resulted from the net loss of $4,556,750. Net cash provided by investing activities was $564,998 resulting primarily from net proceeds from sales of our investments, which was offset by purchases of property and equipment. Net cash provided by financing activities was $4,237,323 for the year, primarily due to net proceeds from funds provided under the loan on investments.

         The Company has incurred net losses each year since inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations. On January 24, 2000, the Company completed the conversion of $3,175,000 of principal amount of debt of five notes payable (together with accrued interest of $717,997 that had been added to principal of two of the notes payable) into 3,175,000 shares of its common stock. On February 28, 2000, the Company completed the sale of 4,172,000 shares of its Common Stock through a private placement, with net proceeds of approximately $4,428,642. Furthermore, on September 26, 2000, the Company completed the sale of an additional 940,935 shares of its Common Stock with net proceeds of approximately $6,558,966, for a total of $10,987,608 of new funds.

         During 2000, the Company invested the funds received from the private placements into corporate bonds, certificates of deposits and for a brief period, in international bonds. These investments have maturity dates of one to five years. The investment portfolio is managed by Salomon Smith Barney, who in April 2001, executed an express credit line loan with the Company, which is collateralized by the investment portfolio. The maximum borrowing capacity is calculated as 75% of the fair market value of the corporate bonds and 60% of cash. As of December 31, 2001, the Company had borrowed $3,983,582 through the credit line.

         At December 31, 2001, the Company had working capital of $3,057,612 and its current ratio (current assets to current liabilities) was 1.63 to 1, as compared with working capital of $7,684,982 and a current ratio of 17.75 to 1 at December 31, 2000. The Company anticipates increased cash flows from 2002 sales activity, however, additional cash may still be needed to support operations. In March 2002, the Company sold approximately $5.27 million of its investment portfolio to pay in full the outstanding loan on investments of $5.18 million. The fair market value of the Company's investment portfolio at March 28, 2002 is $1.65 million and the Company has approximately $1.2 million of maximum loan value available to borrow.

         On March 28, 2002, the Company executed a commitment letter with one of its shareholders to fund up to $2.5 million through the end of 2002. Under the terms of the commitment, the Company may draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn will bear interest at 8% and will become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. As incentive, the Company granted such shareholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant.

         Management believes that the commitments received from its shareholder and net cash from sales and maturities or sales of investments will be sufficient to sustain its operations at its current level through December 31, 2002. However, if the commitment is not funded for any reason or its budgeted sales levels are not achieved, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2002.

         The Company believes it has sufficient cash for fiscal year 2002, and while the Company believes it can attain profitable operations in the future, there is no assurance that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations, and there is no assurance that the Company will not have to seek additional financing in the future.

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

         Late in 2000, Asplundh Tree Expert Company, the world's largest vegetation management Company with one of the nation's largest, privately held fleet of trucks and equipment, began purchasing the Puradyn for new equipment including trucks, chippers and aerial devices. In 2001, Puradyn sold over 1,400 units to Asplundh, totaling approximately $330,000. In the first two and a half months of 2002, sales to Asplundh equaled about 75% of the total ordered in 2001.

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

Risk Factors Affecting Future Results of Operations.
----------------------------------------------------

         The Company's future results of operations involve a number of risks and uncertainties. The following paragraphs discuss a number of risks that could impact the Company's financial condition and results of operations.
Potential for continuing losses and accumulated deficit affects our outlook.

         Prior to 1995, Puradyn was engaged in limited sales activities. Consequently, we have had a relatively limited operating history upon which an evaluation of our prospects and performance can be made. Puradyn's prospects must be considered in light of risks, expenses, difficulties and delays frequently encountered in connection with the formation and early phase of operation of a new business, the development and commercialization of new products based on innovative technology and the high level of competition in the industry in which we operate. We have had significant losses in each year of our operations. In addition, we have an accumulated deficit, which amounted to approximately $26,386,000 as of December 31, 2001. It is likely that losses will continue until such time, that we are able to generate a level of revenue sufficient of offset these continuing early-phase expenditures. While we are optimistic that a market for the Puradyn will develop, there can be no assurance that we will be able to successfully implement our business strategy, that our revenues will increase substantially in the future, or that we will ever be able to achieve significant profitable operations.

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

Our product may not obtain market acceptance.

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

         Puradyn currently sells a portion of its products through distributors for resale to other distributors or customers, and is dependent to some extent upon acceptance of its products by these distributors, customers, and their active marketing and distribution efforts relating to Puradyn's products. Most of the distributors to whom we sell products, including those that are contractually obligated to purchase our products in order to maintain their distribution territories, could discontinue carrying our products at any time. Due to increasing competition, distributors are increasingly in a stronger position to negotiate favorable terms of sale, including price discounts and product return policies. We cannot assure you that Puradyn will be able to increase or maintain its distribution, and as a result, our operating results could be adversely affected.

Competition may adversely affect our operations.

         Although there is limited competition in the electric mobile oil filtration system market, the market for full-flow oil filters, in general, and by-pass oil filters, in particular, is characterized by intense competition. To the extent that our products reduce oil consumption, full-flow oil filter sales and disposal costs as well as extend engine life, Puradyn's products compete with, or affect the sales of many well-established companies. These companies have substantially greater financial, technical, personnel and other resources than Puradyn and have established reputations for success in the development, licensing and sale of their products and technology. Certain of these competitors have the financial resources necessary to enable them to withstand substantial price competition or downturns in their markets. In addition, certain companies may be expected to develop technologies or products, which may be functionally similar to some or all of those being developed by us. Industry standards with respect to the markets for the technology and products being developed by Puradyn may be characterized as evolving, which often results in product obsolescence or short product life cycles. Accordingly, the ability of Puradyn to compete will depend on its ability to complete development and introduce into the marketplace in a timely manner its proposed products and technology, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology. We cannot assure you that Puradyn will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render our products and technology obsolete or less marketable or that Puradyn will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

We are dependent on key personnel and their loss would adversely affect our operations.

         The success of Puradyn will be largely dependent on the efforts of the members of the management of the Company. Puradyn has not as yet entered into employment agreements with some members of the management, and we cannot assure you that these persons will continue their employment with Puradyn. The loss of the services of one or more key personnel could have a material adverse effect on our ability to maximize use of our products and technologies or to develop related products and technologies. The success of Puradyn also is dependent upon its ability to hire and retain qualified executive, engineering and marketing personnel. We cannot assure you that Puradyn will be able to hire or retain such necessary personnel. Puradyn does not presently have "key man" life insurance with respect to all members of its management, except with respect to $1,000,000 coverage on the life of Kevin Kroger, our President and Chief Operating Officer.

We market a limited number of related products which makes us vulnerable if our products do not gain market acceptance.

         Although Puradyn has taken steps to broaden its product offerings, sales of the Puradyn and related products and enhancements are expected to continue to account for a substantial portion of our sales for the foreseeable future. Future growth will depend upon acceptance of the Puradyn by a broader group of customers. If we fail to achieve broader acceptance of our products, this will have a material adverse effect on our financial condition and results of operations. In addition, any factors adversely affecting the Puradyn, such as the introduction of superior products or shifts in the needs of the marketplace would have a material adverse effect on our financial condition and results of operations.

There are risks associated with our international operations and international distribution.

         In 2000, we formed a subsidiary in England for distribution throughout Europe, Africa and the Middle East. These foreign operations are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burden of complying with a variety of foreign laws, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations and political and economic instability. Additionally, the protection of our intellectual property may be more difficult to enforce outside of the United States. In the event that we are successful in expanding our international operations, the imposition of exchange or price controls or other restrictions on foreign currencies could materially affect our business, operating results and financial condition.

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

         Certain of our patents will expire in June 2008. We have patents for a redesigned Puradyn (the basis for the next generation of the Puradyn products) and the PFT Filter Plus which have been issued in the United States and certain other foreign countries in 1997, a U.S. patent for its new oil flow meter and a U.S. patent issued in 1998 on another method of introducing additives into the oil. These patents expire from May 2014 to October 2016. Also, we recently filed a provisional application for our new chemical grafting process (CGP), a technology designed to enhance the filtration efficiency of specified media. These patents may not withstand competitive threats to their patentability or, in the case of the redesigned Puradyn, be developed into commercially viable products. The expiration of these patents may have an adverse competitive effect on us and patents pending for these new products in various foreign countries may not be issued and may not provide meaningful proprietary protection.

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

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                            ----

Report of Independent Certified Public Accountants.......................................................... F-2

Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2001......................................................... F-3

     Consolidated Statements of Operations - Years ended December 31, 2001 and 2000......................... F-4

     Consolidated Statements of Changes in Stockholders' Equity  -
         Years ended December 31, 2001 and 2000............................................................. F-5

     Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000......................... F-6

     Notes to Consolidated Financial Statements............................................................. F-8

                                    PART III

ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
---------------------------------------------------------------------

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

Directors and Executive Officers
--------------------------------

Name                    Age     Position
--------------------    ----    -----------------------------------------------

Joseph V. Vittoria      66      Chairman of the Board of Directors
Richard C. Ford         58      Chief Executive Officer and Director
Kevin C. Kroger         50      President, Chief Operating Officer and Director
Alan J. Sandler         63      Vice President, Secretary, and Director
Lisa M. De La Pointe    34      Chief Financial Officer
Peter H. Stephaich      46      Director
Ottavio Serena          49      Director
Michael Castellano      61      Director

JOSEPH V. VITTORIA was appointed to the Board of Directors and appointed as Chairman on February 8, 2000. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. where he served since 1998. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc. and was President and Chief Operating Officer of Avis, Inc. from 1982 to 1987. Mr. Vittoria also serves on the Boards of Directors of Sirius Satellite Radio, Inc., ResortQuest International, Inc. and Transmedia Asia, Inc.

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

ALAN J. SANDLER joined the Company in June 1998 as President, Chief Operating Officer, Secretary, Chief Financial Officer, and Director. In January 2000, he became Vice President and resigned from the positions of President and Chief Operating Officer. In March 2001, he resigned as Chief Financial Officer. In August 2001, Mr. Sandler resumed the position of Chief Financial Officer and then resigned from the position in March 2002. From 1995 until 1997 Mr. Sandler served as President and Chief Executive Officer to Hood Depot, Inc., a national restaurant supply manufacturer/distributor. From 1979 to 1995 he was President and Chief Executive Officer of Sandler & Sons Dental Supply Company, a regional dental supply and equipment distributor. Previous to this position he was a Vice President of Gardner Advertising Company, a national advertising agency. Mr. Sandler was appointed as a Director of TF Purifiner Ltd. in 1999.

LISA M. DE LA POINTE joined the Company November 19, 2001 as the Controller. In March 2002, she was appointed the Chief Financial Officer. Ms. De La Pointe received a Bachelor of Science from Florida Atlantic University and is a CPA in the state of Florida. Prior to her employment with Puradyn Filter Technologies, Inc., she worked as a senior auditor for Ernst & Young LLP from December 1998 to June 2000 as well as a Corporate Controller for an e commerce company and a publishing company from October 1995 to December 1998.

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

During 2001, Puradyn's board of directors met on three occasions. Puradyn has an audit committee and a compensation committee.

Audit Committee
---------------

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

In this context, the chairperson has met and held discussions with management and the independent auditors. Management represented to the committee that Puradyn's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States, and the committee has reviewed and discussed the consolidated financial statements with management and the independent auditors. The committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

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

In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors, and the board has approved, that the audited consolidated financial statements be included in Puradyn's Form 10-KSB for the year ended December 31, 2001, for filing with the Securities and Exchange Commission.

Submitted by the audit committee of the board of directors:

       Michael Castellano    Peter H. Stephaich    Joseph V. Vittoria

Compensation Committee
----------------------

The compensation committee provides overall guidance for officer compensation programs, including salaries and other forms of compensation including all employee stock option grants and warrant grants to non-employees. The compensation committee consists of Peter Stephaich (chairperson), Joseph V. Vittoria, Ottavio Serena and Michael Castellano.

ITEM 9.   EXECUTIVE COMPENSATION
--------------------------------

Cash Compensation
-----------------

         The following table shows, for the three year period ended December 31, 2001, the cash and other compensation paid by the Company to its former President and Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                              OTHER
       NAME AND                               ANNUAL          NUMBER OF       LTIP        ALL OTHER
  PRINCIPAL POSITION    YEAR      SALARY        BONUS      COMPENSATION (2)    OPTIONS     PAYOUTS    COMPENSATION (3)
----------------------- ------ -------------- ----------- ------------------- ----------- ----------- ------------------

Richard C. Ford (4)     2001     $ 208,000      $      -       $   6,890                -      -         $   11,000
CEO and Director        2000       200,000       150,000           1,644                -      -             12,000
                        1999       145,608 (1)     1,000           1,171        1,064,510      -              9,000

Kevin Kroger            2001       166,000        76,000          17,641                -      -             13,000
President, COO and
   Director             2000        83,000        50,000          12,289          300,000      -              6,000

Alan Sandler            2001       100,000             -           8,650                -      -                  -
Vice President and
   Secretary and
   Director (5)         2000        96,615             -           7,865                -      -                  -

(1) Mr. Ford elected to defer payment of $53,000 included in his 1998 salary, which he received in 2000. Richard C. Ford's salary in 1999 includes stock options granted at a nominal exercise price in lieu of cash compensation for Mr. Ford (114,510 options having a value of $50,163).

(2) This amount represents payments made by the Company for health insurance premiums and, in the case of Mr. Kroger, also for life insurance and disability insurance premiums.

(3) This amount represents payments made to Mr. Ford for consulting services in 1998, and a car allowance in 1999, 2000 and 2001. For Mr. Kroger, this amount represents a car allowance.

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

(5) Mr. Sandler joined the Company in June 1998 as President, Chief Operating Officer, Secretary, Chief Financial Officer, and Director. In January 2000, he became Vice President and resigned from the positions of President and Chief Operating Officer. In March 2001, he resigned as Chief Financial Officer. In August 2001, Mr. Sandler resumed the position of Chief Financial Officer and then resigned from the position in March 2002.

Incentive and Non-qualified Stock Option Plans
----------------------------------------------

         The Board of Directors adopted the 2000 Non-Employee Directors' Plan (the "Directors' Plan") on November 8, 2000 under which options to purchase 400,000 shares have been authorized for issuance. The Directors' Plan will provide a means to attract and retain highly qualified persons to serve as non-employee directors and advisory directors of the Company.

         Each member of the Board of Directors will be automatically granted 5,000 options at the date of commencement of the Directors' Plan and on their initial election as new members to the Board of Directors. Each director receives and an additional 5,000 options at the close of each annual meeting of stockholders. Additionally, each director automatically receives 2,500 options for each committee of the Board on which the director serves. Options are granted at a price equal to the fair market value of the stock on the date of grant, are exercisable commencing two years following grant, and will expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service. The Directors' Plan will be administered by the Board of Directors.

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

         The Board of Directors or the Committee may amend, suspend or terminate the Plans at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plans or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in the Company's capitalization), (ii) extends the term of any Plan Option beyond ten years, or (iii) extends the termination date of the Plan. Unless the Plans shall theretofore have been suspended or terminated by the Board of Directors, the 1996 Plan shall terminate on July 31, 2006 and the 1999 Plan shall terminate on September 15, 2009. Any such termination of the Plans shall not affect the validity of any Plan Options previously granted thereunder.

         As of December 31, 2001, under the Directors' Plan, options to purchase 260,000 shares of common stock were outstanding. As of December 31, 2001, under the 1996 Plan, incentive stock options to purchase 165,407 shares of common stock were outstanding and non-qualified options to purchase 595,000 shares of common stock were outstanding and, under the 1999 Plan, incentive stock options to purchase 1,238,750 shares of common stock were outstanding and non-qualified options to purchase 197,000 shares of common stock were outstanding.

Options Granted to Officers and Directors
-----------------------------------------

         On January 24, 2001 and May 16, 2001 director Michael Castellano was granted 7,500 and 2,500 at $6.50 and $4.81, respectively. On October 23, 2001 directors Michael Castellano, Peter Stephaich and Ottavio Serena were granted 10,000, 10,000 and 7,500 options, respectively, at $2.60 per share. These options were granted under the Directors' Plan and vest over two years from the date of grant.

         On July 3, 2000, Kevin Kroger was granted 300,000 qualified options at $9.25 per share, which become exercisable at 75,000 per year beginning July 3, 2001. On October 23, 2000 directors Joseph Vittoria, Peter Stephaich and Ottavio Serena were granted 205,000, 10,000 and 7,500 options, respectively, at $5.88 per share. These options vest over two years from the date of grant.

         On January 7, 1999 Richard C. Ford was granted 100,000 non-qualified options at $.21 per share, which were immediately vested and exercisable. On April 1, 1999, Mr. Ford was granted 175,000 non-qualified options at $.94 per share of which 100,000 were immediately vested and exercisable and 75,000 vested on April 1, 2000. On April 14, 1999 Mr. Ford was granted 100,000 non-qualified options at $.56 per share, which vest on April 14, 2001. From June 18, 1999 to September 24, 1999 Mr. Ford was granted 114,510 non-qualified options at a zero exercise price compared to market prices of from $.31 to .51 per share in lieu of cash compensation. All vested and were exercisable immediately. On December 20, 1999, Mr. Ford was granted 275,000 qualified options at $1.10 per share, which were immediately vested and exercisable. Also, on December 20, 1999, Mr. Ford was granted 300,000 qualified options at $1.10 per share of which 150,000 vested on December 20, 2000 and 150,000 will vest on December 20, 2001.

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

Option Exercises and Holdings
-----------------------------

         The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2001 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 2001 fiscal year.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                            NUMBER OF        SECURITIES
                             SHARES          UNDERLYING     UNEXERCISED AT     VALUE OF UNEXERCISED IN THE-MONEY
                           ACQUIRED ON     OPTIONS/ SARS      YEAR-END (#)        OPTIONS/ SARS AT YEAR-END ($)
                            EXERCISE           VALUE         EXERCISABLE/     --------------------------------------
                          REALIZED (#)    EXERCISABLE/ ($)   UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE (1)
                         ---------------- ----------------- ---------------- ------------------- -------------------
                                              875,000 /
Richard C. Ford              875,000       $3,371,000 (3)     375,000 / -        $1,521,000              -
Chief Executive
   Officer and Director

                                                               75,000 /
Kevin Kroger                    -                   -         225,000                   (2)             (2)
President, COO and
   Director
Alan Sandler                 260,000 (4)            -                -                   -               -
Vice President,
   Secretary and
   Director

(1) In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $4.70, the closing price reported on December 31, 2001.

(2) The closing price at December 31, 2001 of $4.70 is less than the exercise price of the options.

(3) Mr. Ford exercised 875,000 options and has a promissory note payable to the Company for the total exercise price of $756,250.

(4) Mr. Sandler exercised 260,000 options and has a promissory note payable to the Company for the total exercise price of $97,500.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The following table sets forth certain information regarding the Company' s Common Stock beneficially owned on March 27, 2002 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire ownership within sixty (60) days. At March 27, 2002, there were 15,574,273 shares of Common Stock outstanding. The address of each of the persons set forth below is 3020 High Ridge Road, Suite 100, Boynton Beach, Florida 33426, except as otherwise noted.

                                                                                      BE PERCENT OF
                                                                                       COMMON STOCK
                                                                      BENEFICIAL       BENEFICIALLY
                    NAME AND ADDRESS OR IDENTITY OF GROUP             OWNERSHIP           OWNED
            ------------------------------------------------------ ----------------- -----------------
            Quantum Industrial Partners LDC ("QIP") (1)                4,570,000           29.3%
            Richard C. Ford (2)                                        2,118,118           13.6%
            Kevin Kroger (3)                                             107,000              1%
            Alan J. Sandler (4)                                          316,538              2%
            Joseph V. Vittoria (5)                                     1,317,573            8.5%
            Peter Stephaich (6)                                          110,000              1%
            Ottavio Serena (6)                                           125,000             .1%
            Michael Castellano (7)                                        15,250              1%

            All Officers and Directors as a group (7 persons)          4,409,479           28.3%

       *    Less than 1%

(1) Address is c/o Curacao Corporation Company, N.V., Kaya Flamboyan, Willenstad Curacao, Netherlands, Antilles.

(2) Mr. Ford serves as Chief Executive Officer and as a Director. Includes options to purchase (i) 100,000 shares of Common Stock at $.56 per share through April 14, 2004, options to purchase 100,000 shares at $.21 per share through January 7, 2004, and options to purchase 175,000 shares at $.94 per share through April 1, 2004.

(3) Mr. Kroger is President, Chief Operating Officer, and a Director. Includes options to purchase 75,000 shares of Common Stock at $9.25 through July 3, 2010.

(4)      Mr. Sandler serves as Vice President, Secretary and Director.

(5) Mr. Vittoria serves as Chairman of the Board of Directors. Includes options to purchase 102,500 shares of Common Stock at $5.88 through October 23, 2005.

(6) Mr. Stephaich and Mr. Serena serve as Directors. Includes options to purchase 10,000 and 5,000, shares of Common Stock, respectively, at $5.88 through October 23, 2005.

(7) Mr. Castellano serves as a Director. Includes options to purchase 5,000 shares of Common Stock at $6.50 through January 24, 2006 and 1,250 shares of Common Stock at $4.81 through May 16, 2006.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2001, all Section 16
(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed and filed on a timely basis.

ITEM 11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

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

         During 1998 and 1999, the Company borrowed an aggregate of $525,000 from its bank under a revolving line-of-credit. The revolving line of credit was secured by certificates of deposit in the name of Richard C. Ford and held by the bank and a personal guarantee.

         In exchange for Mr. Ford's personal guarantee of the Company's borrowings, the Board of Directors granted Mr. Ford 175,000 options. The fair value of the options, estimated at $171,500 using the Black-Scholes valuation model, was recorded as a deferred financing cost and has been amortized to interest expense over the term of facility. Included in interest expense in the accompanying statements of operations for 2000 is amortization of such deferred financing costs of $39,000.

         On January 24, 2000, Mr. Ford and his daughter personally repaid the bank on behalf of the Company and simultaneously converted their loans totaling $525,000 into 525,000 shares of the Company's common stock. As a result of this conversion, and the conversions discussed above, the Company recorded compensation expense in 2000 totaling approximately $1,687,500 which represents the excess of the fair market value of the common stock received by Mr. Ford and his daughter over conversion price at the date of the conversion.

         At December 31, 1999, the Company was obligated to Quantum Industrial Partners LDC ("QIP"), a significant shareholder, under a 12% Senior Subordinated Convertible Note due 2003. In addition, during 1998, the Company and QIP entered into a Note Purchase Agreement whereby the Company issued QIP a 12% Senior Subordinated Convertible Note totaling $2.5 million.

         On December 31, 1999, the Company and QIP entered into an agreement for QIP to convert the outstanding principal amount payable to QIP into 2,500,000 shares of the Company's common stock at a conversion rate of $1 per share. As a result of the modification of the conversion terms, the Company recognized interest expense in 1999 totaling $2,115,909, equal to the fair market value of the additional shares received by QIP resulting from the modification, pursuant to SFAS No. 84, Induced Conversions of Convertible Debt. On January 24, 2000, QIP converted the principal balance of the notes, totaling $2,500,000, and foregave the related accrued interest totaling $717,997, into 2,500,000 shares of the Company's common stock.

         In July 2001, the Company received promissory notes from two of its officers for the exercise of their vested stock options in the amount of $765,750 and bearing interest of 5.63%. The principal and accrued interest are due upon the earlier of the expiration of the original option periods, which range from July 2008 to December 2009, or upon the sale of the common stock acquired by the execution of the options.

         On March 28, 2002, the Company executed a commitment letter with one of its shareholders to fund up to $2.5 million through the end of 2002. Under the terms of the commitment, the Company may draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn will bear interest at 8% and will become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. As incentive, the Company granted such shareholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant.

         The Company believes that the transactions referred to above were on terms no less favorable to the Company than terms that could have been obtained from unrelated third parties.

Private Offering Investment by Directors
----------------------------------------

         During the Company's private offering memorandum of $1.00 that concluded in March 2000, the following Directors participated:

                   Joseph V. Vittoria          $ 1,000,000
                   Peter Stephaich             $   100,000
                   Ottavio Serena              $    20,000

         For the Company's private offering memorandum of $7.50 that concluded in September 2000, the following Directors participated:


                   Joseph V. Vittoria          $ 1,000,000
                   Kevin G. Kroger             $   150,000

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A)       Index to Exhibits

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A)       Index to Exhibits

Exhibits                Description of Documents
--------                ------------------------

3.1                     Amended and Restated Certificate of Incorporation of T/F Purifiner, Inc. dated
                        December 30, 1996 (2).

3.1(a)                  Certificate of Amendment to Certificate of Incorporation dated February 3, 1998
                        (4).

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

10.10                   Exclusive Agreement for Distributorship in Malaysia dated February 5, 1995 between
                        Kian Seng Hardware Trading Pte. Ltd. and the Company (1).

10.11                   Exclusive Agreement for Distributorship in Thailand dated November 17, 1995 between N.Haven Group International Co. Ltd. and the Company (1).

10.12                   Exclusive Agreement for Distributorship in Indonesia dated February 5, 1996 between PT Hista Bayhu and the Company (1).

10.13                   Master Distributor Agreement dated January 11, 1995 between Trimex Korea and the
                        Company (1).

10.14                   Promissory Note dated December 21, 1995 between the Company, Richard C. Ford, individually, T/F Systems, Inc. as maker and Bassett Boat Company of Florida in the principal amount of$200,000 (1).

10.15                   Securities Purchase Agreement and Exhibits thereto (3)

10.16                   Note Exchange Agreement dated as of January 26, 1998 (4).

10.17                   12% Senior Subordinated Convertible Note in the principal amount of $2,000,000 (4).

10.18                   Note Purchase Agreement dated January 26, 1998 (4).

10.19                   12% Senior Subordinated Convertible Note in the principal amount of $500,000 (4).

10.20                   Stock Option Plan (5).

10.21                   2000 Non-Employee Directors' Plan (10).

23.1                    Consent of Independent Certified Public Accountants (11).

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

(9)      Incorporated by reference from Form S-8, September 15, 1999, as filed with the Securities and Exchange Commission.

(10)     Incorporated by reference from Form 10-KSB, April 19, 2001, as filed with the Securities and Exchange Commission.

(11)     Filed herewith.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Puradyn Filter Technologies, Incorporated
                                                    (Registrant)


Date: April 1, 2002                  By:  /s/ Richard C. Ford
                                         --------------------------------------
                                              Richard C. Ford
                                              Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 1, 2002


By:     /s/ Richard C. Ford
       ----------------------------------------------
       Richard C. Ford
       Principal Executive Officer and Director

By:     /s/ Alan J. Sandler
       ----------------------------------------------
       Alan J. Sandler
       Vice President, Secretary and Director and Principal
       Financial and Accounting Officer

By:     /s/ Lisa M. De La Pointe
       ----------------------------------------------
       Lisa M. De La Pointe
       Principal Financial and Accounting Officer

By:     /s/ Joseph V. Vittoria
       ----------------------------------------------
       Joseph V. Vittoria
       Chairman of the Board of Directors

By:     /s/ Kevin G. Kroger
       ----------------------------------------------
       Kevin G. Kroger, President and Principal
       Operating Officer and Director

By:     /s/ Michael Castellano
       ----------------------------------------------
       Michael Castellano, Director

By:     /s/ Peter Stephaich
       ----------------------------------------------
       Peter Stephaich, Director

By:     /s/ Ottavio Serena
       ----------------------------------------------
       Ottavio Serena, Director

                    PURADYN FILTER TECHNOLOGIES, INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                             Page
                                                                                                             ----

Report of Independent Certified Public Accountants.......................................................... F-2

Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2001......................................................... F-3

     Consolidated Statements of Operations - Years ended December 31, 2001 and 2000......................... F-4

     Consolidated Statements of Changes in Stockholders' Equity  -
         Years ended December 31, 2001 and 2000............................................................. F-5

     Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000......................... F-6

     Notes to Consolidated Financial Statements............................................................. F-8


               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Puradyn Filter Technologies, Incorporated

         We have audited the accompanying consolidated balance sheet of Puradyn Filter Technologies, Incorporated (the Company) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puradyn Filter Technologies, Incorporated at December 31, 2001, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.



                                                            Ernst & Young LLP




West Palm Beach, Florida
March 19, 2002, except for the third paragraph of Note 2 and the last paragraph of Note 23, as to which the date is March 28, 2002

                    Puradyn Filter Technologies, Incorporated

                           Consolidated Balance Sheet

                                December 31, 2001

Assets
Current assets:
     Cash and cash equivalents                                                     $    951,801
     Restricted cash                                                                     22,238

     Short-term investments                                                           5,578,031
     Accounts receivable, net of allowance for uncollectible accounts of $89,766        261,999
     Inventories                                                                        793,048
     Accrued interest receivable                                                        136,159
     Prepaid expenses and other current assets                                          129,947
                                                                                   ------------
Total current assets                                                                  7,873,223

Long-term investments                                                                   435,077
Property and equipment, net                                                             714,284

Other noncurrent assets                                                                  58,310
                                                                                   ------------
Total assets                                                                       $  9,080,894
                                                                                   ============

Liabilities and stockholders' equity Current liabilities:
     Accounts payable                                                              $    531,537
     Accrued liabilities                                                                196,500
     Current portion of capital lease obligation                                          4,394
     Deferred revenues                                                                   99,598
     Note payable secured by investments                                              3,983,582
                                                                                   ------------
Total current liabilities                                                             4,815,611

Capital lease obligation, less current portion                                            7,978

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                            --
     Common stock, $.001 par value,
         Authorized shares - 20,000,000; issued and outstanding - 15,492,873             15,493
     Additional paid-in capital                                                      31,418,509
     Stockholder notes receivable                                                      (875,256)
     Accumulated deficit                                                            (26,385,611)
     Accumulated other comprehensive income                                              84,170
                                                                                   ------------
Total stockholders' equity                                                            4,257,305
                                                                                   ------------
Total liabilities and stockholders' equity                                         $  9,080,894
                                                                                   ============


See accompanying notes.

                    Puradyn Filter Technologies, Incorporated

                      Consolidated Statements of Operations


                                                       YEAR ENDED DECEMBER 31
                                                       2001             2000
                                                  ------------     ------------

Net sales                                         $  1,472,307     $  1,172,567
Investment income                                      507,616          421,484
                                                  ------------     ------------
                                                     1,979,923        1,594,051

Costs and expenses:
     Cost of products sold                           1,746,356        1,139,507
     Selling and administrative                      4,737,858        7,458,809
     Interest expense                                   52,459           85,128
                                                  ------------     ------------
                                                     6,536,673        8,683,444
                                                  ------------     ------------


Net loss                                          $ (4,556,750)    $ (7,089,393)
                                                  ============     ============



Basic and diluted loss per common share           $       (.31)    $       (.55)
                                                  ============     ============

Weighted average common shares outstanding          14,733,287       12,984,296
                                                  ============     ============





See accompanying notes.

                    Puradyn Filter Technologies, Incorporated

           Consolidated Statements of Changes in Stockholders' Equity

                                                      COMMON STOCK             ADDITIONAL     UNEARNED       STOCKHOLDER
                                              ----------------------------     PAID-IN      COMPENSATION       NOTES
                                                 SHARES          AMOUNT        CAPITAL        EXPENSE        RECEIVABLE
                                              ------------    ------------   ------------   ------------    ------------
Balance at January 1, 2000                       5,998,628           5,999   $ 10,827,643   $    (66,511)   $    (60,931)

Foreign currency translation adjustment                 --              --             --             --              --

Net unrealized gain on available-for-sale
   investments                                          --              --             --             --              --

Net loss                                                --              --             --             --              --


Total comprehensive loss

Proceeds from sale of common stock, net of
   offering costs of $229,715                    4,612,935           4,613     10,494,674             --              --

Collections on stockholder notes receivable             --              --             --             --          39,425

Exercise of stock options                          394,978             395        260,406             --              --

Issuance of common stock to employees and
   vendors for services                             25,000              25        289,368             --              --
Conversion of notes payable and related
   accrued interest into common stock            3,175,000           3,175      5,062,826             --              --
Issuance of stock purchase warrants to
   vendors for services                                 --              --        552,780             --              --
Issuance of compensatory stock options to
   nonemployee directors                                --              --      1,260,000             --              --
Compensation expense associated with
   outstanding variable option awards                   --              --        938,859         33,133              --
Compensation expense associated with
   outstanding fixed option awards                      --              --             --          4,052              --
                                              ------------    ------------   ------------   ------------    ------------

Balance at December 31, 2000                    14,206,541          14,207     30,226,556        (29,326)        (21,506)

Foreign currency translation adjustment                 --              --             --             --              --
Net unrealized gain on available-for-sale
   investments                                          --              --             --             --              --

Net loss                                                --              --             --             --              --

Total comprehensive loss


Exercise of stock options                        1,278,437           1,278        965,920             --        (853,750)
Issuance of common stock to vendors for
     services                                        7,895               8         14,992             --              --
Issuance of compensatory stock options to
   nonemployee directors                                --              --         59,225             --              --
Compensation expense associated with                    --
   outstanding variable option awards                   --              --        151,816         29,326              --

                                              ------------    ------------   ------------   ------------    ------------
Balance at December 31, 2001                    15,492,873    $     15,493   $ 31,418,509   $         --    $   (875,256)
                                              ============    ============   ============   ============    ============
[RESTUBBED]


                                                              ACCUMULATED OTHER      TOTAL
                                                 ACCUMULATED    COMPREHENSIVE     STOCKHOLDERS'
                                                   DEFICIT       INCOME (LOSS)      EQUITY
                                                 ------------    ------------    ------------
Balance at January 1, 2000                       $(14,739,468)   $         --    $ (4,033,268)

Foreign currency translation adjustment                    --          (2,581)         (2,581)

Net unrealized gain on available-for-sale
   investments                                             --           5,587           5,587

Net loss                                           (7,089,393)             --      (7,089,393)

                                                                                 ------------
Total comprehensive loss                                                           (7,086,387)

Proceeds from sale of common stock, net of
   offering costs of $229,715                              --              --      10,499,287

Collections on stockholder notes receivable                --              --          39,425

Exercise of stock options                                  --              --         260,801

Issuance of common stock to employees and
   vendors for services                                    --              --         289,393
Conversion of notes payable and related
   accrued interest into common stock                      --              --       5,606,001
Issuance of stock purchase warrants to
   vendors for services                                    --              --         552,780
Issuance of compensatory stock options to
   nonemployee directors                                   --              --       1,260,000
Compensation expense associated with
   outstanding variable option awards                      --              --         971,992
Compensation expense associated with
   outstanding fixed option awards                         --              --           4,052
                                                 ------------    ------------    ------------

Balance at December 31, 2000                      (21,828,861)          3,006       8,364,076

Foreign currency translation adjustment                    --           1,132           1,132
Net unrealized gain on available-for-sale
   investments                                             --          80,032          80,032

Net loss                                           (4,556,750)             --      (4,556,750)
                                                                                 ------------
Total comprehensive loss                                                           (4,475,586)

                                                            8         965,920              --
Exercise of stock options                                  --              --         113,448
Issuance of common stock to vendors for
     services                                              --              --          15,000
Issuance of compensatory stock options to
   nonemployee directors                                   --              --          59,225
Compensation expense associated with
   outstanding variable option awards                      --              --         181,142

                                                 ------------    ------------    ------------
Balance at December 31, 2001                      (26,385,611)   $     84,170    $  4,257,305
                                                 ============    ============    ============


See accompanying notes.

                    Puradyn Filter Technologies, Incorporated

                      Consolidated Statements of Cash Flows

                                                                                           YEAR ENDED DECEMBER 31
                                                                                           2001              2000
                                                                                        ------------    ------------
OPERATING ACTIVITIES
Net loss                                                                                $ (4,556,570)   $ (7,089,393)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                           113,198          59,936
     Provision for bad debts                                                                  77,601          49,907
     Amortization of deferred financing costs included in interest expense                        --          39,000
     Forgiveness of accounts payable recorded as a reduction of general and
         administrative expenses                                                                  --          (9,836)
     Interest accrued on note payable to QIP and note payable to stockholder                      --          28,094
     Loss on disposal of property and equipment                                                   --          83,664
     Amortization of discount (premium) on available-for-sale investments                     40,580         (65,236)
     Compensation expense on stock-based arrangements with employees and vendors             255,367       4,765,717
     Changes in operating assets and liabilities:
         Accounts receivable                                                                (259,720)        (54,558)
         Inventories                                                                        (509,008)       (257,151)
         Accrued interest receivable                                                          57,300        (193,459)
         Prepaid expenses and other current assets                                           142,094        (267,619)
         Other noncurrent assets                                                             (44,783)             --
         Accounts payable                                                                    374,538         (53,081)
         Accrued liabilities                                                                  37,933          (1,976)
         Deferred revenues                                                                    45,371           8,537
         Other noncurrent liabilities                                                        (57,954)             --
         Accounts payable - related parties                                                  (24,340)       (241,104)
                                                                                        ------------    ------------

Net cash used in operating activities                                                     (4,308,572)     (3,198,558)
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments                                          9,421,347         600,000
Purchases of investments                                                                  (8,257,236)     (7,666,945)
Purchases of property and equipment                                                         (599,113)        (98,261)
                                                                                        ------------    ------------
Net cash provided by (used in) investing activities                                          564,998      (7,165,206)
FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs                                    150,000      10,487,608
Proceeds from exercise of stock options                                                      113,448         260,801
Proceeds from note payable secured by investments                                          3,983,582              --
Collection on stockholder notes receivable                                                        --          39,425
Payment of capital lease obligations                                                          (9,707)        (13,376)
                                                                                        ------------    ------------
Net cash provided by financing activities                                                  4,237,323      10,774,458
Effect of exchange rate changes on cash                                                        1,132          (2,581)
                                                                                        ------------    ------------
Increase in cash and cash equivalents                                                        494,881         408,113
Cash and cash equivalents at beginning of year                                               479,158          71,045
                                                                                        ------------    ------------
Cash and cash equivalents at end of year                                                     974,039         479,158

Less restricted cash                                                                         (22,238)             --
                                                                                        ------------    ------------
Unrestricted cash and cash equivalents                                                  $    951,801    $    479,158
                                                                                        ============    ============


                                                                                           YEAR ENDED DECEMBER 31
                                                                                            2001            2000
                                                                                        ------------    ------------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                                                  $     76,759    $      6,810
                                                                                        ============    ============
NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment purchased under a capital lease                                               $         --    $     17,853
                                                                                        ============    ============

Shareholder notes receivable issued for exercise of stock options

                                                                                        $    853,750    $         --
                                                                                        ============    ============
Fair value of stock purchase warrants issued to agent for services in 1999
     relating to 2000 equity offering and netted against proceeds in 2000               $         --    $   (114,000)
                                                                                        ============    ============
Net unrealized gain on available-for-sale investments
                                                                                        $     80,032    $      5,587
                                                                                        ============    ============

Conversion of notes payable to stockholder and notes payable to QIP, and
     related accrued interest, into common stock                                        $         --    $  3,918,501
                                                                                        ============    ============

Sale of common stock by issuance of note receivable which was collected in
     January 2001                                                                       $         --    $    150,000
                                                                                        ============    ============


See accompanying notes.

                    Puradyn Filter Technologies, Incorporated

                   Notes to Consolidated Financial Statements

                                December 31, 2001



1. ACCOUNTING POLICIES

Organization

Puradyn Filter Technologies, Incorporated (the "Company"), a Delaware corporation, is engaged in the manufacturing, distribution and sale of by-pass oil filtration systems under the trademark Puradyn(R) primarily to companies having large fleets of vehicles and secondarily to original vehicle equipment manufacturer aftermarket programs. The Company holds the exclusive worldwide manufacturing and marketing rights for the Puradyn products pursuant to licenses for two patents and through direct ownership of various other patents.

Puradyn Filter Technologies, Ltd. (PFTL), a wholly owned subsidiary in the United Kingdom, sells and distributes the Company's products in Europe, the Middle East and certain African countries. The results of operations of PFTL have been included in the Company's statement of operations since June 1, 2000. All intercompany transactions have been eliminated in consolidation (see Note
19).

New Accounting Pronouncements

In January 2001, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as amended. The adoption of SFAS 133 did not have a material effect on the Company's financial position or the results of its operations.

In June 2001, the FASB issued SFAS No. 141 Business Combinations (SFAS 141) and SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company is required to adopt SFAS 141 and SFAS 142 on January 1, 2002. The Company does not believe that the adoption of these statements have a material effect on the Company's financial position or the results of its operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not have any asset retirement obligations, nor does it have any plans to retire any assets, accordingly no material impact is expected on the Company's consolidated financial statements.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 144), which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of (FAS 121), and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business. Because SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under SFAS 121. The provisions of SFAS 144 will be effective for the Company on January 1, 2002. Management will assess the recoverability of its long-lived assets when indicators of impairment are present. The Company does not believe that the adoption of the standard will have a material effect on its consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PFTL. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation at the customer's site are shipped, there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less at the time of purchase.

Restricted Cash

Restricted cash consists of funds set aside in accordance with the order of a court for attorney's fees and court costs in connection with a certain litigation (see Note 13).

Investments

Investments are classified as available-for-sale securities. Available-for-sale securities are stated at fair value with unrealized gains and losses reported in accumulated other comprehensive income. Interest, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income.

Fair Value of Financial Instruments

The fair value of current assets, long-term investments in debt securities and current liabilities approximate their reported carrying amounts. In the opinion of management, the carrying value of the capital lease obligation approximates market value based on market interest rates for similar instruments.

Inventories

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. Production costs are applied to ending inventories at a rate based on estimated production capacity and any excess production costs are charged to cost of products sold.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, except for assets held under capital leases, for which the Company records depreciation based on the shorter of the asset's useful life or the term of the lease. The estimated useful lives of property and equipment range from 3 to 5 years. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and display of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions reported in the consolidated statement of changes in stockholders' equity. Other comprehensive income transactions that currently apply to the Company result from changes in the market value of the available-for-sale investments and changes in exchange rates from translating the financial statements of the Company's foreign subsidiary.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2001 and 2000, advertising costs incurred by the Company totaled $251,577 and $39,260, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2001 and 2000, engineering and development costs incurred by the Company totaled $116,933 and $252,551, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The gains and losses resulting from the changes in exchange rates during 2001 and 2000 have been reported in accumulated other comprehensive income.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Impairment

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable in accordance with SFAS No. 121. If such indicators are present, recoverability of these assets is determined by comparing the undiscounted net cash flows estimated to result from those assets over the remaining life to the assets' net carrying amounts. If the estimated undiscounted net cash flows are less than the net carrying amount, the assets would be adjusted to their fair value, based on appraisal or the present value of the undiscounted net cash flows.

Stock-Based Compensation

The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the quoted market price of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the quoted price of the underlying stock on the date of grant, no compensation expense is recorded, however to the extent the exercise price on the date of grant is less than quoted price, a corresponding amount of compensation is recorded. The Company accounts for the difference between the grant price of compensatory stock options and the quoted market price as unearned compensatory options, which the Company charges to selling and administrative expenses over their vesting period.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with SFAS 123 and EITF 96-18, Accounting for Equity Investments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. The related expense is recognized over the period the services are provided.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash and cash equivalents by maintaining its cash and cash equivalents with high quality federally insured financial institutions. All of the Company's short and long-term available-for-sale investments are managed by one investment firm. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses.

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (SFAS 128), which requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of stock options, warrants and convertible debt would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computation of loss per share totaled 2,727,728 in 2001 and 3,192,189 in 2000.

Reclassifications

Certain reclassifications of prior year's amounts have been made to conform to the current year presentation.

2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception and used net cash in operations of $4,308,572 and $3,198,558 during the years ended December 31, 2001 and 2000, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, to fund its activities to date.

The Company anticipates increased cash flows from 2002 sales activity, however, additional cash may still be needed to support operations. As of March 2002, the Company has fully borrowed against its investment portfolio and has liquidated approximately $5.27 million of its investment portfolio to repay the outstanding loan on investments of $5.18 million.

The Company has also obtained an unequivocal funding commitment totaling $2.5 million from a shareholder to provide working capital as needed during 2002 (see
Note 23).

Management believes that the commitment received from its shareholder and net cash expected from the liquidation of its investments will be sufficient to sustain the Company's operations through December 31, 2002. However, if the commitment is not funded for any reason or budgeted sales levels are not achieved, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2002.

3. INVESTMENTS

Investments at December 31, 2001 consisted of the following:

                                          Amortized         Gross                   Gross
                                         Cost Basis     Unrealized Gains       Unrealized Losses      Fair Value
                                        -----------     ---------------         ----------------    -------------
Short-term investments:

     Corporate debt securities          $ 5,392,808         $    85,091          $        --          $ 5,477,899

     Certificates of deposit                100,000                 132                   --              100,132
                                        -----------         -----------          -----------          -----------

                                          5,492,808              85,223                   --            5,578,031

Long-term investments:

     Corporate debt securities              434,682               1,519               (1,124)             435,077
                                        -----------         -----------          -----------          -----------

                                        $ 5,927,490         $    86,742          $    (1,124)         $ 6,013,108
                                        ===========         ===========          ===========          ===========

At December 31, 2001, the contractual maturity dates of long-term corporate debt securities ranged from February 1, 2003 to December 15, 2003.

During fiscal 2001 and 2000, the Company sold investments in corporate debt securities with an amortized cost basis of $9,417,809 and $598,853 at a sales price of $9,421,347 and $600,000 resulting in realized gains of $3,538 and $1,147, respectively.

4. INVENTORIES

At December 31, 2001 inventories consisted of the following:



         Raw materials                                           $    696,707
         Finished goods                                                96,341
                                                                 ------------
                                                                 $    793,048
                                                                 ============

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS


 At December 31, 2001 prepaid expenses and other current assets consisted of the following:


          Prepaid expenses                                    $        32,806
          Deferred costs                                               43,201
          Other                                                        53,940
                                                              ----------------

                                                              $       129,947
                                                              ===============

6.  PROPERTY AND EQUIPMENT

At December 31, 2001 property and equipment consisted of the following:


         Machinery and equipment                                 $     978,407
         Furniture and fixtures                                         53,635
         Computer hardware and software                                207,145
                                                                 -------------
                                                                     1,239,187
         Less accumulated depreciation and amortization               (524,903)
                                                                 -------------
                                                                 $     714,284
                                                                 =============

7.  LEASES

The Company's primary manufacturing, warehouse and office facilities in Boynton Beach, Florida are leased under a three-year cancelable lease agreement, which extends to March 31, 2003. The Company has additional office facilities in Livonia, Michigan under a lease that extends through January 31, 2002 and in Devon, England under a lease that extends through March 31, 2002. The lease on the Company's Boynton Beach facilities contains no renewal options and the Michigan office lease can be renewed for an additional year under the same terms unless changed by notice from the landlord 60 days prior to end of the initial term. The Company has elected not to renew the lease in Livonia, Michigan. The lease on the Devon office can be renewed annually under the same terms unless changed by notice from the landlord 60 days prior to end of the lease term. Rent expense for the years ended December 31, 2001 and 2000 totaled approximately $165,000 and $132,000, respectively.

At December 31, 2001, future minimum commitments under these cancelable leases are as follows:

                                                              CAPITAL LEASES   OPERATING LEASES
                                                              ---------------- -----------------

         2002                                                    $       5,496    $     138,854
         2003                                                            5,496           34,934
         2004                                                            3,096                -
                                                                 -------------    --------------

         Total minimum lease payments                                   14,088    $     173,788
                                                                                  ==============
         Less amount representing interest                              (1,716)
                                                                 -------------
         Present value of minimum lease payments including       $      12,372
              current portion of $4,394)
                                                                 =============

8. ACCRUED LIABILITIES


At December 31, 2001 accrued liabilities consisted of the following:


          Accrued wages and benefits
                                                                $      61,559
          Accrued warranty costs
                                                                       50,511
          Accrued contingency (see Note 13)
                                                                       20,838
          Accrued expenses relating to vendors and others
                                                                       63,592
                                                                --------------
                                                                $     196,500
                                                                ==============

9.  NOTE PAYABLE TO STOCKHOLDER

During 1998, Richard C. Ford, the current Chief Executive Officer, who at the time was the Chairman of the Board of Directors and a significant stockholder of the Company, loaned the Company $150,000 for which the Company issued a note payable due one year from the date of issuance, bearing interest at 12%, and secured by accounts receivable and inventories. On January 24, 2000, Mr. Ford converted the loan and the related accrued interest totaling $175,504 into 150,000 shares of common stock. See Note 10 for discussion concerning compensation expense resulting from this and certain debt conversions.

10.  NOTE PAYABLE TO BANK

During 1998 and 1999, the Company borrowed an aggregate of $525,000 from a bank under a revolving line of credit. The revolving line of credit was secured by certificates of deposit owned by Richard C. Ford and held by the bank. Mr. Ford also provided the bank with a personal guarantee.

In exchange for Mr. Ford's personal guarantee of the Company's borrowings, the Board of Directors granted Mr. Ford 175,000 options. The fair value of the options, estimated at $171,500 using the Black-Scholes valuation model, was recorded as a deferred financing cost and has been amortized to interest expense over the term of facility. Included in interest expense in the accompanying 2000 statement of operations is amortization of such deferred financing costs of $39,000.

On January 24, 2000, Mr. Ford and his daughter personally repaid the bank on behalf of the Company and simultaneously converted their loans totaling $525,000 into 525,000 shares of the Company's common stock. As a result of this conversion, and the conversion discussed in Note 9, the Company recorded compensation expense in 2000 totaling approximately $1,687,500 which represented the excess of the fair market value of the common stock received by Mr. Ford and his daughter over the conversion price at the date of the conversion.

11. NOTES PAYABLE TO QIP, A STOCKHOLDER

At December 31, 1999, the Company was obligated to Quantum Industrial Partners LDC ("QIP"), a significant stockholder, under a 12% Senior Subordinated Convertible Note totaling $2.5 million.

On December 31, 1999, the Company entered into an agreement allowing QIP to convert the outstanding principal amount payable to QIP into 2,500,000 shares of the Company's common stock at a conversion rate of $1 per share. As a result of the modification of the conversion terms, the Company recognized interest expense in 1999 totaling $2,115,909, equal to the fair market value of the additional shares received by QIP resulting from the modification, pursuant to SFAS No. 84, Induced Conversions of Convertible Debt. On January 24, 2000, QIP converted the principal balance of the notes, totaling $2,500,000, and foregave the related accrued interest totaling $717,997, into 2,500,000 shares of the Company's common stock.

12.  NOTE PAYABLE SECURED BY INVESTMENTS

In April 2001, the Company entered into a revolving loan agreement with Salomon Smith Barney that is collateralized by its investment portfolio. The maximum loan value is calculated as 75% of the fair market value of corporate bonds and 60% of money market and certificate of deposit fair values. The interest rate at December 31, 2001 was 3.375% and the Company recorded $50,917 of interest expense related to the loan. As of December 31, 2001, the loan balance is $3,983,582 and the Company has approximately $1,300,000 available to borrow based on current fair market value of its investment portfolio (see Note 23).

13.  ROYALTIES

In connection with the Company being granted worldwide manufacturing and marketing rights for certain of the Purifiner products, a royalty agreement was entered into with a term equal to the life of the related patents or any improvements thereto. Pursuant to this royalty agreement, the owner of the patents was to receive 5% of the net unit sale price of all covered Purifiner products, as defined. Additionally, 1% of the net sales price of replacement oil filter elements was to be paid as a royalty on certain Puradyn filters for the use of the U.S. Purifiner trademark. The Company is no longer retaining the Purifiner patents or trademarks and accordingly is not renewing them upon expiration.

In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled, including a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $20,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000 the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but has paid the additional judgment. Thereafter, on February 22, 2001, the trial court ordered the Company to pay the sum of $18,049 for the patent owner's attorney's fees and court costs, which is included in accrued liabilities. That order has been appealed and will be combined with the first appeal. The judgment for attorney's fees and court costs has not been paid and the Company has posted a surety bond to cover the judgment while the appeals are pending. Management does not expect the ultimate resolution of this matter to have a significant effect on the Company's financial position or results of operations.

14.  INCOME TAXES

The United States and foreign components of loss from continuing operations before income taxes are as follows at December 31:

                                                  2001              2000
                                             -------------    --------------

         United States                       $ (4,310,812)    $  (6,913,052)
         Foreign                                 (245,938)         (176,341)
                                             -------------    --------------
                                             $ (4,556,750)    $  (7,089,393)
                                             ============     ==============


The significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2001:


         Deferred tax assets:
              Net operating loss carryforwards                $   7,242,940
              Depreciation and amortization                          88,293
              Accrued expenses and reserves                          87,782
              Compensatory stock options and warrants                69,220
              Other                                                  15,206
                                                              -------------
         Total deferred tax assets                                7,503,441
         Valuation allowance                                     (7,503,441)
                                                              -------------
         Net deferred tax assets                              $          --
                                                              =============

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $7,503,441 against its net deferred taxes is necessary as of December 31, 2001. The change in valuation allowance for the year ended December 31, 2001 and 2000 is $1,610,253 and $1,888,116, respectively.

At December 31, 2001, the Company had approximately $23,135,000 of U.S. net operating loss carryforwards remaining, which expire beginning in 2011. The Company will record the benefit of $3,888,000 of the net operating loss carryforwards through additional paid-in capital if and when the net operating loss carryforwards are utilized.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effects of this change has not been undertaken.

A reconciliation of the Company's income taxes to amounts calculated at the federal statutory rate is as follows at December 31:

                                                                    2001           2000
                                                                 --------        --------
         Federal statutory taxes                                   (34.00)%       (34.00)%
         State income taxes, net of federal tax benefit             (3.63)         (3.63)
         Nondeductible items                                         0.07          10.32
         Change in valuation allowance                              37.56          27.31
                                                                 --------        -------
                                                                       --%            --%
                                                                 ========        =======

15. OTHER CONTINGENCIES

TF Systems, Inc. ("Systems"), a related party (previously under common ownership with the Company), formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company in 1995. In June 1997, the former law firm of Systems filed a complaint against the Company, Systems, Richard C. Ford, individually and an inactive Company controlled by Richard C. Ford, demanding payment of approximately $313,000 of legal fees and other costs, plus interest and attorney fees, related primarily to obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems was awaiting a judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible claims aggregating approximately $75,000. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn did not assume these obligations as part of its purchase of Systems in 1995 and based on advice of legal counsel, management believes such amounts are not the responsibility of the Company. On January 30, 2002, the action was dismissed without prejudice. The law firm did not receive any payment from the Company and both sides agreed to be responsible for their own litigation expenses.

During 1999 and 2000, the Company did not make certain disclosure filings relative to non-cash payments to third parties. As a result, the Company could be subject to penalties and assessments, which are not estimable at this time.

16. STOCK OPTIONS

The Company has three stock option plans, one adopted in 1996 and amended in July 1997 (the "1996 Option Plan"), one adopted in September 1999 and amended in June 2000 (the "1999 Option Plan"), and one adopted on November 8, 2000 (the "Directors' Plan"). The 1996 Option Plan provides for the granting of up to 2,200,000 options, the 1999 Option Plan provides for the granting of up to 3,000,000 options and the Directors' Plan provides for the granting of up to 400,000 options.

Both the 1996 and 1999 Plan provide for the granting of both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, at the discretion of the Board of Directors. Each plan limits the exercise price of the options at no less than the quoted market price of the common stock on the date of grant. The option term is determined by the Board of the Directors or the Compensation Committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's common stock, no more than five years after the date of the grant. Generally, under the 1996 and 1999 plans, options to employees vest over four years at 25% per annum, except for certain grants to employees that vest 50% upon grant with remaining amounts over two years at 25% per annum.

The Directors' Plan provides for the granting of non-qualified options to members of the Board of Directors at exercise prices not less than the quoted market price of the common stock on the date of grant, options expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service. Such options may be exercised commencing two years from the date of grant.

At December 31, 2001 and 2000, 3,491,616 and 4,765,053 shares of common stock have been reserved for issuance under the aforementioned plans. Additional information concerning the activity in the option plans is as follows:


                                                                2001                           2000
                                                    -----------------------------   ---------------------------
                                                       OPTIONS       WEIGHTED          OPTIONS      WEIGHTED
                                                                      AVERAGE                        AVERAGE
                                                                     EXERCISE                       EXERCISE
                                                                       PRICE                          PRICE
                                                    -------------- --------------   -------------- ------------

         Outstanding, at the beginning of the year     3,659,998     $ 1.31             2,994,581    $ 1.19
              Granted                                    533,500       4.12             1,455,750      7.57
              Exercised                               (1,278,437)       .75              (394,978)      .66
              Expired                                     (9,375)      2.20                     -       -
              Canceled                                  (447,025)      5.74              (395,355)     7.48
                                                       ---------     ------             ---------
         Outstanding, at the end of the year           2,458,661       4.04             3,659,998      1.31
                                                       =========                        =========
         Exercisable at the end of the year            1,323,831     $ 3.03             1,835,688     $1.43
         Options available for grant at the end
              of the year                              1,032,955                        1,105,055

Summarized information with respect to options outstanding under the three plans at December 31, 2001 is as follows:

                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                   ------------------------------------------------    -------------------------------
                                       REMAINING                            WEIGHTED
                                        AVERAGE        WEIGHTED             AVERAGE        WEIGHTED
    RANGE OF          NUMBER          CONTRACTUAL      AVERAGE              NUMBER         AVERAGE
 EXERCISE PRICE     OUTSTANDING     LIFE (IN YEARS)  EXERCISE PRICE       EXERCISABLE    EXERCISE PRICE
------------------ --------------- --------------- ----------------    --------------- ---------------
    $   .21 - $ 1.10      975,941          5.5         $    .81               748,111     $    .78
       2.00 -  4.50       474,845          7.3             2.53               198,845         2.20
       4.81 -  6.81       380,375          5.7             5.76               129,375         5.97
       8.50 - 10.00       627,500          7.9             9.17               247,500         9.35

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001 and 2000, respectively: risk free interest rates of 5.4% and 6.4%, volatility factors of the expected market price of the Company's common stock of 2.4 and 4.5; and a weighted average expected life of 5 years.

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                                    2001             2000
                                                               --------------- -----------------
         Pro forma net loss                                       $(6,669,090)    $  (7,614,639)
         Basic and diluted pro forma loss per common share:
         Pro forma net loss                                              (.45)             (.59)

During 2001 and 2000, 42,500 and 220,000, respectively, of options were issued to nonemployee Directors. Interpretation No. 44 of APB 25, requires that stock compensation issued to nonemployee Directors that were not elected by shareholder vote to be recorded at their fair value. Prior to the election of the Directors by shareholder vote in September 2001, compensation expense equal to the estimated fair value of the options of approximately $59,000 and $1,260,000, was recorded in 2001 and 2000, respectively.

During 2001 and 2000, approximately $181,000 and $972,000, respectively, of compensation expense was recognized relating to variable option awards outstanding. At December 31, 2001, 212,000 awards subject to variable accounting remained outstanding with an average exercise price of $.47.

In July 2001, the Company received promissory notes from two of its officers for the exercise of their vested stock options in the amount of $853,750 and bearing interest of 5.63%. The principal and accrued interest are due upon the earlier of the expiration of the original option periods, which range from July 2008 to December 2009, or upon the sale of the common stock acquired by the execution of the options.

17. COMMON STOCK

In April 2000, the Company issued 15,000 shares of common stock to an employee for services performed. The stock was valued at the fair value on the date of grant of approximately $215,000, which is recorded in selling and administrative expenses in the accompanying consolidated financial statement.

In September 2001, the Company issued 7,895 shares of common stock to a vendor for consulting services performed. The stock was valued at the fair value on the date of grant of $15,000, which is recorded in selling and administrative expenses in the accompanying consolidated financial statements.

18. WARRANTS

At December 31, 2001 and 2000, 269,067 shares of common stock have been reserved for issuance under outstanding warrants. Information concerning the Company's warrant activity is as follows:

                                                              2001                        2000
                                                    -------------------------    -----------------------
                                                        WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                                            EXERCISE                    EXERCISE
                                                    -------------------------    -----------------------
                                                       OPTIONS       PRICE         OPTIONS      PRICE
                                                    -------------- ----------    ------------- ---------

         Outstanding, at the beginning of the year       269,067   $    2.83           100,000    $1.00
              Granted                                          -          -            169,067     3.92
              Exercised                                        -          -                  -        -
              Canceled                                         -          -                  -        -
                                                    -------------- ----------    ------------- ---------
         Outstanding, at the end of the year             269,067   $    2.83           269,067    $2.83
                                                    ============== ==========    ============= =========


During 2000, the Company granted 169,067 warrants to vendors for services. Such warrants were recorded at the fair value of approximately $553,000, which is included in selling and administrative expenses for the year ended December 31, 2000.

19. JOINT VENTURE AND FORMATION OF SUBSIDIARY COMPANY

In 1996, the Company entered into a joint venture agreement to create a Company, TF Purifiner Ltd. ("Ltd"), to sell and distribute the Company's product in Europe, the Middle East and certain African countries. The Company had an approximate 45% interest (50% voting interest) and accounted for Ltd using the equity method. At December 31, 1999, the Company's share of the net losses exceeded its original investment in the joint venture and accordingly, the Company's investment was written down to zero. Effective May 31, 2000 the Company and the other principal venture partner (Centrax Ltd.) agreed to dissolve the joint venture with no liability on the part of the Company to fund the excess of liabilities over net assets of the joint venture. In connection with the dissolution, the Company acquired from Centrax Ltd. certain foreign patents, inventory and equipment used by it in the manufacture of goods for the joint venture for $38,600.

Upon dissolution of the joint venture, the Company formed PFTL, a wholly owned subsidiary effective June 1, 2000 to continue the sale and distribution of the Company's products in Europe, the Middle East and certain African countries. The results of operations of PFTL have been consolidated with the Company since June 1, 2000.

20. MAJOR CUSTOMERS

During 2001 and 2000, five customers accounted for approximately 38% and 39%, respectively, of the Company's net sales. The loss of business from one or a combination of the Company's significant customers could adversely effect its operations.

21. OTHER RELATED PARTY TRANSACTIONS

In January 2000, Richard C. Ford was repaid approximately $200,000 for amounts owed for cash advances to the Company and for expenses paid by Mr. Ford on behalf of the Company. In August 2001, accrued interest in the amount of approximately $24,500 related to the $200,000 was paid to Mr. Ford.

In December 2000, the Company sold 20,000 shares of its common stock to an officer for $150,000 through the issuance of a note. The note was repaid by the officer in January 2001.


22. GEOGRAPHIC INFORMATION

The Company has two lines of product, which it manufactures and distributes from its locations in the U.S. and the United Kingdom. Information with respect to sales activity and long-lived assets in the U.S. and foreign markets in which the Company operates is as follows:

                                                    Year Ended      December 31
                                                       2001            2000
                                                   -------------   -------------

       Net sales:
         United States                             $ 1,299,540     $ 1,073,767
         United Kingdom                                172,767          98,800
                                                   -------------   -------------
                                                   $ 1,472,307     $ 1,172,567
                                                   =============   =============

       Long-lived assets by area:
         United States                              $  680,833
         United Kingdom                                 33,451
                                                    ------------
                                                    $  714,284
                                                    ============

23. SUBSEQUENT EVENTS

In March 2002, the Company liquidated approximately $5.27 million of its investment portfolio to repay the outstanding balance of notes payable on investments of approximately $5.18 million. Subsequently, the fair value of the Company's remaining investment portfolio was approximately $1.65 million and the Company has approximately $1.2 million of borrowing availability under its revolving loan agreement with Salomon Smith Barney.

On March 28, 2002, the Company executed a commitment letter with one of its shareholders to fund up to $2.5 million through the end of 2002. Under the terms of the commitment, the Company may draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn will bear interest at a rate of 8% per annum and will become due and payable on December 31, 2003. The loan does not contain any restrictive financial or non-financial covenants except that upon a change in control of the Company or consummation of any other financing of $3 million or more prior to December 31, 2003, the Company must repay the outstanding principle and accrued interest at that time. As incentive, the Company granted such shareholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant.