Form 10QSB
period 2002-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2002-05-15
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark one)

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the quarterly period ended MARCH 31, 2002
                  ---------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

            For the transition period from ___________ to ___________

                         Commission file number 0-29192
                                                -------

                    PURADYN FILTER TECHNOLOGIES, INCORPORATED
 -------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


         Delaware                                       14-1708544
         --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       3020 High Ridge Road, Suite 100, Boynton Beach, Florida       33426
     ----------------------------------------------------------------------
         (Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number (561)-547-9499


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 10, 2002: 15,574,423

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB


Part I.    Financial Information
                                                                                                                           Page
Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet - March 31, 2002.....................................................  3

                  Condensed Consolidated Statements of Operations - Three months ended March 31, 2002 and
                  2001......................................................................................................  4

                  Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and
                  2001......................................................................................................  5

                  Notes to Condensed Consolidated Financial Statements......................................................  6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations.....................  10

Part II.   Other Information

Item 1.           Legal Proceedings.........................................................................................  14

Item 2.           Changes in Securities and Use of Proceeds.................................................................  14

Item 4.           Submission of Matters to a Vote of Security Holders.......................................................  14

Item 5.           Other Information.......................................................................................... 14

Item 6.           Exhibits and Reports on Form 8-K..........................................................................  14

Signatures..................................................................................................................  15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    Puradyn Filter Technologies, Incorporated

                      Condensed Consolidated Balance Sheet

                                 March 31, 2002
                                  (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                                     $  1,102,571
     Restricted cash                                                                     22,238
     Short-term investments                                                             603,938
     Accounts receivable, net of allowance for uncollectible accounts of $81,800        386,956
     Inventories                                                                        974,613
     Accrued interest receivable                                                         41,930
     Deferred financing costs                                                           318,000
     Prepaid expenses and other current assets                                          280,504
                                                                                   ------------
Total current assets                                                                  3,730,750

Property and equipment, net                                                             660,102
Other noncurrent assets                                                                  12,045
                                                                                   ------------
Total assets                                                                       $  4,402,897
                                                                                   ============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                              $    315,636
     Accrued liabilities                                                                187,415
     Current portion of capital lease obligation                                          4,551
     Deferred revenue                                                                   125,005
     Note payable secured by investments                                                 97,750
                                                                                   ------------
Total current liabilities                                                               730,357

Capital lease obligation, less current portion                                            6,407

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                            --
     Common stock, $.001 par value,
         Authorized shares - 20,000,000; issued and outstanding - 15,574,423             15,574
     Additional paid-in capital                                                      31,685,807
     Stockholder notes receivable                                                      (875,256)
     Accumulated deficit                                                            (27,136,474)
     Accumulated other comprehensive loss                                               (23,518)
                                                                                   ------------
Total stockholders' equity                                                            3,666,133
                                                                                   ------------
Total liabilities and stockholders' equity                                         $  4,402,897
                                                                                   ============

See accompanying notes.

                    Puradyn Filter Technologies, Incorporated
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                       Three Months Ended
                                                             March 31,
                                                      2002             2001
                                                  ------------     ------------


Net sales                                         $    604,644     $    365,454
Investment income                                       88,940          167,068
                                                  ------------     ------------
                                                       693,584          532,522


Costs and expenses:
     Cost of products sold                             570,041          403,038
     Salaries and wages                                391,149          364,489
     Selling and administrative                        493,695          906,998
     Interest expense                                   31,862            1,020
                                                  ------------     ------------
                                                     1,444,447        1,675,545
                                                  ------------     ------------


Net loss                                          $   (750,863)    $ (1,143,023)
                                                  ============     ============

Basic and diluted loss per common share           $      (0.05)    $      (0.08)
                                                  ============     ============


Weighted average common shares outstanding          15,545,706       14,209,775
                                                  ============     ============

See accompanying notes.

                    Puradyn Filter Technologies, Incorporated
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31
                                                                   2002           2001
                                                               -----------    -----------
OPERATING ACTIVITIES

Net cash used in operating activities                          $(1,343,250)   $  (937,000)
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments                5,287,684        600,000
Purchases of property and equipment                                     --        (12,023)
                                                               -----------    -----------
Net cash provided by investing activities                        5,287,684        587,977

FINANCING ACTIVITIES
Proceeds from exercise of stock options                             87,019          7,500
Proceeds from note payable secured by investments                1,300,500             --
Collection of notes receivable from officer                             --        150,000
Payments on note payable secured by investments                 (5,186,332)            --
Payment of capital lease obligations                                (1,066)        (7,025)
                                                               -----------    -----------
Net cash (used in) provided by financing activities             (3,799,879)       150,475
Effect of exchange rate changes on cash and cash equivalents         6,215             --
                                                               -----------    -----------
Increase (decrease) in cash and cash equivalents                   150,770       (198,548)
Cash and cash equivalents at beginning of period                   974,039        479,158
                                                               -----------    -----------
Cash and cash equivalents at end of period                       1,124,809        280,610

Less restricted cash                                               (22,238)       (22,238)
                                                               -----------    -----------
Unrestricted cash and cash equivalents                         $ 1,102,571    $   258,372
                                                               ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                         $    31,862    $        --
                                                               ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES

Net unrealized loss on available-for-sale investments          $   (28,283)   $        --
                                                               ===========    ===========
Increase in deferred financing costs resulting
   from the issuance of stock purchase warrants                $   318,000    $        --
                                                               ===========    ===========


See accompanying notes.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2002.

For further information, refer to Puradyn Filter Technologies Incorporated (the Company) consolidated financial statements and footnotes thereto included on the Form 10-KSB for the year ended December 31, 2001.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141 Business Combinations (SFAS 141) and SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has adopted SFAS 141 and SFAS 142 as of January 1, 2002. The adoption of these statements had no impact on the Company's financial position or the results of its operations.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 144), which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of (FAS 121), and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under SFAS 121. The provisions of SFAS 144 were effective for the Company on January 1, 2002. Management will assess the recoverability of its long-lived assets when indicators of impairment are present. The Company does not believe that the adoption of the standard will have a material effect on its consolidated financial statements.

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

Basic and Diluted Loss Per Share

The Company has adopted FASB Statement No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of loss per share. The number of such shares excluded from the computation of loss per share totaled 2,299,611 and 3,779,054 at March 31, 2002 and 2001, respectively.

Restricted Cash

Restricted cash consists of funds set aside in accordance with the order of a court for attorney's fees and court costs in connection with certain litigation (see Note 5).

Inventories

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. Production costs are applied to ending inventories at a rate based on estimated production capacity and any excess production costs are charged to cost of products sold.


Inventories consisted of the following at March 31, 2002:



            Raw materials                                   $797,279
            Finished goods                                   177,334
                                                            --------
                                                            $974,613
                                                            ========

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

Comprehensive loss consisted of the following at March 31, 2002:


            Net loss                                              $(728,649)

            Other comprehensive income (loss):
               Net unrealized loss on available-for-sale
                  securities                                        (28,283)
               Foreign currency translation adjustment                4,765
                                                                  ---------
            Comprehensive loss                                    $(752,167)
                                                                  =========

Presentation of comprehensive income for the three-month period ended March 31, 2001 is not presented, as it was immaterial to the net loss.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception and used net cash in operations of $1,343,250 and $937,000 during the three months ended March 31, 2002 and 2001, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, to fund its activities to date.

The Company anticipates increased cash flows from 2002 sales activity, however, additional cash may still be needed to support operations. As of March 2002, the Company has fully borrowed against its investment portfolio and has liquidated approximately $5.29 million of its investment portfolio to repay the outstanding loan on investments of $5.19 million. In April 2002, the loan on investments was paid in full and the Company has no further plans to draw upon it.

On March 28, 2002, the Company executed a commitment letter with one of its shareholders to fund up to $2.5 million through the end of 2002. Under the terms of the commitment, the Company may draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn will bear interest at 8% and will become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. In consideration, the Company granted such shareholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 4).

Management believes that the commitment received from its shareholder and net cash expected from the liquidation of its investments will be sufficient to sustain the Company's operations through December 31, 2002. However, if the commitment is not funded for any reason or budgeted sales levels are not achieved, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2002. The Company is contemplating various other sources of funding such as a private placement and a bank line of credit.

3. NOTE PAYABLE SECURED BY INVESTMENTS

In April 2001, the Company entered into a revolving loan agreement with Salomon Smith Barney that is collateralized by its investment portfolio. The maximum loan value is calculated as 75% of the fair market value of corporate bonds and 60% of money market and certificate of deposit fair values. The interest rate at March 31, 2002 was 3.125% and the Company recorded $31,442 of interest expense related to the loan. In March 2002, the Company liquidated approximately $5.29 million of its investment portfolio to repay the outstanding balance of notes payable on investments of approximately $5.19 million. As of March 31, 2002, the outstanding loan balance is $97,750. In April 2002, the note was paid in full and the Company has no further plans to draw upon it.

4. STOCK-BASED COMPENSATION

In January 2001, the Company granted one of its non-employee Board of Directors 7,500 stock options for past services. Such options were recorded at their fair value of approximately $48,000 and included in general and administrative expenses for the quarter ended March 31, 2001.

During the three-month period ended March 31, 2002 and 2001, the Company recognized a credit to operations of approximately $138,000 and compensation expense of approximately $95,000, respectively, relating to variable option awards outstanding.

On March 28, 2002, the Company recorded a deferred charge of approximately $318,000 for the issuance of 100,000 warrants to purchase common stock relating to a financing agreement with one of its shareholders to fund up to $2.5 million through the end of 2002 (see Note 2). The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rates of 4.65, volatility factors of the expected market price of the Company's common stock of 1.39; and an expected life of 3 years. The deferred charge will be amortized over the commitment period.

During the three month period ended March 31, 2002, employees of the Company exercised approximately 81,500 and 20,000, respectively, common stock options. The Company received approximately $87,000 and $7,500 in proceeds in exchange for the shares issued.

5. CONTINGENCIES

SEARCY, DENNY, SCAROLA  ET. AL AND RELATED CLAIMS

TF Systems, Inc. ("Systems"), a related party (previously under common ownership with the Company), formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company in 1995. In June 1997, the former law firm of Systems filed a complaint against the Company, Systems, Richard C. Ford, individually and an inactive Company controlled by Richard C. Ford, demanding payment of approximately $313,000 of legal fees and other costs, plus interest and attorney fees, related primarily to obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems was awaiting a judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible claims aggregating approximately $75,000. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn did not assume these obligations as part of its purchase of Systems in 1995 and based on advice of legal counsel, management believes such amounts are not the responsibility of the Company. On January 30, 2002, the action was dismissed without prejudice. The law firm did not receive any payment from the Company and both parties agreed to be responsible for their own litigation expenses.

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

In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled, including a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $20,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000 the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but has paid the additional judgment. Thereafter, on February 22, 2001, the trial court ordered the Company to pay the sum of $18,049 for the patent owner's attorney's fees and court costs, which is included in accrued liabilities. That order has been appealed and has been combined with the first appeal. On April 24th, 2002, the judgment for attorney's fees and court costs was reversed and upon the receipt of a mandate by the court the bond will be discharged. Management does not expect the ultimate resolution of this matter to have a significant effect on the Company's financial position or results of operations.

6. SUBSEQUENT EVENTS

On April 1, 2002, the Company executed an agreement with a related party who is affiliated with an executive officer and a third party to receive web site and advertising consulting services. The agreement is for a term of 15 weeks and the two consultants will receive 10,000 stock options each as well as cash payments for services rendered. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rates of 4.65, volatility factors of the expected market price of the Company's common stock of 1.39; and an expected life of 3 years. The deferred charge of approximately $64,000 will be amortized over the commitment period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-KSB for the year ended December 31, 2001.

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

Critical Accounting Policies and Estimates

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, warranty obligations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

         Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation at the customer's site are shipped, there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured.

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


Results of Operations for the Three-months Ended March 31, 2002 Compared to the Three-months Ended March 31, 2001

The following table sets forth for the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three-months ended March 31, 2002 to the three-months ended March 31, 2001:

                                     Three Months Ended March 31, (in thousands)
                                     -------------------------------------------
                                                                 Increase
                                             2002      2001     (Decrease)
                                            -------    -------    -------
            Net sales                       $   605    $   365    $   240

            Investment income                    89        167        (78)
                                            -------    -------    -------

                                                694        532        162

            Operating costs and expenses:

              Cost of products sold             528        403        125

              Salaries and wages                391        364         27

              Selling and administrative        494        907       (413)

              Interest expense                   32          1         31
                                            -------    -------    -------
                                              1,445      1,675       (230)
                                            -------    -------    -------
            Net loss                        $  (751)   $(1,143)   $  (392)
                                            =======    =======    =======

NET SALES. Net sales increased by approximately 66% from $365,000 in 2001 to $605,000 in 2002 as a result of the Company's continuing efforts to refocus its marketing toward OEMs and companies having large fleets of trucks. Several large OEMs comprised a majority of the sales for the three-month period ended March 31, 2002. Late in 2000, Asplundh Tree Expert Company, the world's largest vegetation management Company with one of the nation's largest, privately held fleet of trucks and equipment, began purchasing the Puradyn for new equipment including trucks, chippers and aerial devices. In 2001, Puradyn sold over 1,400 units to Asplundh, totaling approximately $330,000. Through April 30, 2002, sales to Asplundh have exceeded sales to Asplundh in 2001 by approximately 37%. The UK subsidiary's sales of $115,800 contributed 19% of total net sales.

INVESTMENT INCOME. Investment income decreased by approximately $78,000 or 47% in 2002 over the 2001 period due to the reduction in the Company's investments in various` securities. The investment securities were purchased from proceeds received from the Company's private placements in 2000 and 2001. The Company sold substantially all of these securities by the end of March 2002 to pay off its note payable, which was collateralized by the investments.

COST OF PRODUCTS SOLD. Cost of sales increased by approximately 31% from $403,000 in 2001 to $528,000 in 2002 due primarily to an increase in sales of approximately $240,000. In addition to the foregoing, excess overhead production capacity also contributed to the Company generating low to negative margins on products sold during the 2002 and 2001 periods, respectively. Additionally, approximately 20% of the excess capacity has been utilized for the rework of existing inventory for product design improvements on the PFT product line.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased by approximately 46% from $907,000 in 2001 to $494,000 in 2002. Salaries and wages increased approximately $27,000 due to the addition of several employees. General selling and administrative expenses in the 2001 period included $94,538 in compensation expense due to the effect of variable options accounting for options granted to certain employees whereas the effect of such variable options for 2002 resulted in a credit of approximately $138,000. Excluding these transactions, general selling and administrative expenses decreased by approximately 22% in 2002 as compared to 2001 primarily as a result of a significant decrease in the Company's advertising efforts.

INTEREST EXPENSE. Interest expense increased by approximately $31,000 in 2002 over the 2001 period due to the interest paid on the note payable secured by the Company's investment portfolio, which the Company first began to draw upon in April 2001.

Liquidity and Capital Resources

         As of March 31, 2002, the Company had cash and cash equivalents of $1,102,571. For the period ended March 31, 2002, net cash used in operating activities was $1,343,250, which primarily resulted from the net loss of $750,863. Net cash provided by investing activities was $5,328,652 resulting from net proceeds from sales of our investments. Net cash used in financing activities was $3,799,879 for the period, primarily due to repayments on the note payable collateralized by the investments.

         The Company has incurred net losses each year since inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

         At March 31, 2002, the Company had working capital of $3,000,393 and its current ratio (current assets to current liabilities) was 5.11 to 1. The Company anticipates increased cash flows from 2002 sales activity, however, additional cash may still be needed to support operations. During 2000, the Company invested the funds received from its private placements into corporate bonds, certificates of deposits and for a brief period, in international bonds. The investment portfolio is managed by Salomon Smith Barney, who in April 2001, executed an express credit line loan with the Company, which is collateralized by the investment portfolio. The maximum borrowing capacity is calculated as 75% of the fair market value of the corporate bonds and 60% of cash equivalents. In March 2002, the Company sold approximately $5.29 million of its investment portfolio to pay the outstanding loan on investments of $5.19 million. As of March 31, 2002, the Company had $97,750 outstanding through the credit line. In April 2002, the Company paid the loan in full and is now utilizing the cash account as needed instead of borrowing on the line-of-credit.

         On March 28, 2002, the Company executed a commitment letter with one of its shareholders to fund up to $2.5 million through the end of 2002. Under the terms of the commitment, the Company may draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn will bear interest at 8% and will become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing arrangement over $3 million. In consideration, the Company granted such shareholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant.

         Management believes that the commitments received from its shareholder and net cash from sales and maturities or sales of investments will be sufficient to sustain its operations at its current level through December 31, 2002. However, if the commitment is not funded for any reason or its budgeted sales levels are not achieved, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2002. The Company is contemplating various other sources of funding such as a private placement and a bank line of credit.

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

         The Company is currently negotiating to lease a new office and warehouse facility, with an anticipated move by the September 1, 2002. This new facility, which will be located near our existing office and warehouse facility, will consist of approximately 20,000 square feet for manufacturing and distribution plus 5,000 square feet of office space. The lease will include the option to expand the space by the sixth month of the lease up to an additional 24,000 square feet.

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

Part II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                Certain litigation involving the Company is described in the Company's Form 10-KSB for the year ended December 31, 2001. Subsequent to the filing of such Form 10-KSB, no material developments have occurred with respect to such litigation with the exception of the reversal on April 24th, 2002 of the judgment for attorney's fees and court costs related to the Searcy, Denny, Scarola et. al and Related Claims case.

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



                               PURADYN FILTER TECHNOLOGIES INCORPORATED
                                   (Registrant)


Date:  May 15, 2001
                               By /s/ Lisa M. De La Pointe
                                  ----------------------------------------
                                  Lisa M. De La Pointe, Chief Financial Officer