Form 10QSB
period 2002-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2002-08-14
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                  FORM 10--QSB

(Mark one)

{x}  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the quarterly period ended JUNE 30, 2002
                  --------------------------------------------

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

               For the transition period from ________________ to

                         Commission file number 0-29192
                       -----------------------------------

                    PURADYN FILTER TECHNOLOGIES, INCORPORATED
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                          Delaware      14-1708544
                          --------      ----------

      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

      3020 High Ridge Road, Suite 100, Boynton Beach, Florida      33426
      ---------------------------------------------------------------------
           (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number (561)-547-9499
                    ----------------------------------------

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days. Yes {x} No { }

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 10, 2002: 15,597,272

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB



Part I.    Financial Information                                           Page


Item 1.     Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet - June 30, 2002 ........  3

              Condensed Consolidated Statements of Operations -
              Three months and six months ended June 30, 2002 and 2001 ....  4

              Condensed Consolidated Statements of Cash Flows -
              Three months and six months ended June 30, 2002 and  2001 ...  5

              Notes to Condensed Consolidated Financial Statements ........  6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations ............... 11

Part II.   Other Information

Item 1.       Legal Proceedings ........................................... 17

Item 2.       Changes in Securities and Use of Proceeds ................... 17

Item 4.       Submission of Matters to a Vote of Security Holders ......... 17

Item 5.       Other Information ........................................... 18

Item 6.       Exhibits and Reports on Form 8-K ............................ 18

Signatures................................................................. 19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    Puradyn Filter Technologies, Incorporated

                      Condensed Consolidated Balance Sheet

                                  June 30, 2002

                                   (Unaudited)


Assets
Current assets:
     Cash and cash equivalents                                                     $    391,917
     Short-term investments                                                              95,000
     Accounts receivable, net of allowance for uncollectible accounts of $81,108        315,235
     Inventories                                                                      1,129,599
     Accrued interest receivable - shareholders notes                                    44,774
     Deferred financing costs, net                                                      212,000
     Prepaid expenses and other current assets                                          194,030
                                                                                   ------------
Total current assets                                                                  2,382,555

Property and equipment, net                                                             620,067
Other noncurrent assets                                                                 344,699
                                                                                   ------------
Total assets                                                                       $  3,347,321
                                                                                   ============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                              $    246,786
     Accrued liabilities                                                                159,623
     Current portion of capital lease obligation                                          4,673
     Deferred revenue                                                                   127,243
                                                                                   ------------
Total current liabilities                                                               538,325

Capital lease obligation, less current portion                                            5,193

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                            --
     Common stock, $.001 par value,
         Authorized shares - 30,000,000; issued and outstanding - 15,581,923             15,582
     Additional paid-in capital                                                      31,671,960
     Stockholder notes receivable                                                      (875,256)
     Accumulated deficit                                                            (27,974,005)
     Accumulated other comprehensive loss                                               (34,478)
                                                                                   ------------
Total stockholders' equity                                                            2,803,803
                                                                                   ------------
Total liabilities and stockholders' equity                                         $  3,347,321
                                                                                   ============

See accompanying notes.

                    Puradyn Filter Technologies, Incorporated
                 Condensed Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                               Three Months Ended              Six Months Ended
                                                    June 30,                        June 30,
                                              2002            2001            2002           2001
                                          ------------    ------------    ------------    ------------

Net sales                                      721,986         398,523       1,326,630         763,977

Costs and expenses:
     Cost of products sold                     562,042         531,206       1,156,783         934,244
     Salaries and wages                        433,705         416,460         824,854         780,949
     Selling and administrative                485,947         150,135         895,014       1,057,133
                                          ------------    ------------    ------------    ------------
                                             1,481,694       1,097,801       2,876,651       2,772,326
                                          ------------    ------------    ------------    ------------
                                              (759,708)       (699,278)     (1,550,021)     (2,008,349)

Other income (expense):
        Investment income (loss)               (74,750)         87,923          (3,438)        254,991
        Interest expense                        (3,073)        (10,718)        (34,935)        (11,738)
                                          ------------    ------------    ------------    ------------
Total other income (expense)                   (77,823)         77,205         (38,373)        243,253

Net loss                                  $   (837,531)   $   (622,073)   $ (1,588,394)   $ (1,765,096)
                                          ============    ============    ============    ============

Basic and diluted loss per common share   $      (0.05)   $      (0.04)   $      (0.10)   $      (0.12)
                                          ============    ============    ============    ============

Weighted average common shares
outstanding                                 15,576,103      14,271,152      15,561,290      14,240,945
                                          ============    ============    ============    ============

See accompanying notes.

                    Puradyn Filter Technologies, Incorporated
                 Condensed Consolidated Statements of Cash Flows
            For the Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                     June 30,
                                                          2002           2001          2002           2001
                                                      -----------    -----------    -----------    -----------
OPERATING ACTIVITIES
Net cash used in operating activities                 $(1,033,465)   $(1,186,953)   $(2,376,715)   $(2,125,384)

INVESTING ACTIVITIES
Purchases of investments                                       --     (2,637,433)            --     (2,637,433)
Proceeds from sales and maturities of investments         435,540      4,468,347      5,723,223      5,068,347
Purchases of property and equipment                       (15,166)        (6,037)       (15,166)       (18,060)
                                                      -----------    -----------    -----------    -----------
Net cash provided by investing activities                 420,374      1,824,877      5,708,057      2,412,854

FINANCING ACTIVITIES
Proceeds from exercise of stock options                    10,950         75,000         97,969         82,500
Proceeds from note payable secured by investments         152,750      1,025,000      1,453,250      1,025,000
Collection of notes receivable from officer                    --             --             --        150,000
Payments on note payable secured by investments          (247,752)            --     (5,434,084)            --
Payment of capital lease obligations                       (1,093)          (722)        (2,158)        (7,747)
                                                      -----------    -----------    -----------    -----------
Net cash (used in) provided by financing activities       (85,145)     1,099,278     (3,885,023)     1,249,753
                                                      -----------    -----------    -----------    -----------
Effect of exchange rate changes on cash and cash
     equivalents                                          (34,656)        (2,331)       (28,441)          (900)
                                                      -----------    -----------    -----------    -----------
(Decrease) increase in cash and cash equivalents         (732,892)     1,734,871       (582,122)     1,536,323
Cash and cash equivalents at beginning of period        1,124,809        280,610        974,039        479,158
                                                      -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period                391,917      2,015,481        391,917      2,015,481

Less restricted cash                                           --        (22,238)            --        (22,238)
                                                      -----------    -----------    -----------    -----------
Unrestricted cash and cash equivalents                $   391,917    $ 1,993,243    $   391,917    $ 1,993,243
                                                      ===========    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                $     3,073    $    10,718    $    34,935    $    11,738
                                                      ===========    ===========    ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES

Net unrealized gain (loss) on available-for-sale
     investments                                      $    23,695    $     5,048    $    (4,587)   $     8,907
                                                      ===========    ===========    ===========    ===========
Increase in deferred financing costs resulting
from the issuance of stock purchase warrants          $        --    $        --    $   318,000    $        --
                                                      ===========    ===========    ===========    ===========

See accompanying notes.

                    Puradyn Filter Technologies, Incorporated
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2002.

For further information, refer to Puradyn Filter Technologies, Incorporated (the Company) consolidated financial statements and footnotes thereto included on the Form 10-KSB for the year ended December 31, 2001.

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

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 144), which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of (SFAS 121), and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under SFAS 121. The provisions of SFAS 144 became effective for the Company on January 1, 2002. The Company does not believe that the adoption of the standard will have a material effect on its consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections (SFAS 145). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishments of debt and allows extraordinary accounting treatment for early extinguishments only when the provisions of APB 30 are met. This statement also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 become effective for the Company on January 1, 2003. The Company does not believe that the adoption of the standard will have a material effect on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS 146), which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not believe that the adoption of the standard will have a material effect on its consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Puradyn Filter Technologies Ltd. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

SFAS 128, Earnings Per Share requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of loss per share. The number of such shares excluded from the computation of loss per share totaled 2,487,178 and 3,467,498 at June 30, 2002 and 2001, respectively.

Inventories

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. Production costs are applied to ending inventories at a rate based on estimated production capacity and any excess production costs are charged to cost of products sold.

Inventories consisted of the following at June 30, 2002:

           Raw materials                                   $  970,414
           Finished goods                                     159,185
                                                           ----------
                                                           $1,129,599
                                                           ==========

Deferred Financing Costs

The Company capitalizes costs related to obtaining financing and amortizes them using the effective interest method over the term of the debt. Amortized financing costs are included in selling and administrative expenses.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements.

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

Comprehensive loss consisted of the following for the three-months and six-months ended June 30, 2002:

                                                  Three Months Ended            Six Months Ended
                                                       June 30,                      June 30,
                                                 2002           2001           2002           2001
                                             -----------    -----------    -----------    -----------

Net loss                                     $  (837,531)   $  (622,073)   $(1,588,394)   $(1,765,096)

Other comprehensive income (loss):
   Net unrealized (loss) gain on
     available-for-sale securities                23,695          5,048         (4,587)         8,907
   Foreign currency translation adjustment       (34,656)        (2,331)       (28,841)          (900)
                                             -----------    -----------    -----------    -----------

Comprehensive loss                              (848,492)      (619,356)   $(1,621,822)   $(1,757,089)
                                             ===========    ===========    ===========    ===========

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since its inception and has used net cash in operations of approximately $2,377,000 and $2,125,000 during the six months ended June 30, 2002 and 2001, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, to fund its activities to date.

The Company anticipates increased cash flows from 2002 sales activity, however, additional cash will likely be needed to support operations. As of July 2002, the Company had sold all of its investments. The Company's loan on investments was paid in full in April 2002 and no other liabilities exist related to the investment portfolio.

On March 28, 2002, the Company executed a commitment letter with one of its shareholders to fund up to $2.5 million through the end of 2002. Under the terms of the commitment, the Company may draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn will bear interest at a rate of 4.75% per annum and will become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. In consideration, the Company granted such shareholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 3).

Management believes that the commitment received from its shareholder and the cash provided from the liquidation of its investments will be sufficient to sustain the Company's operations through December 31, 2002. However, if the commitment is not funded for any reason or budgeted sales levels are not achieved, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2002. The Company is contemplating various other sources of funding such as a private placement.


3. STOCK-BASED COMPENSATION

On July 9, 2002, the Company held its Annual Meeting of Shareholders, at which the shareholders approved the amendment to the Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 30,000,000. The increase of authorized shares is reflected in the balance sheet as of June 30, 2002.

In January 2001, the Company granted one of its non-employee Directors 7,500 stock options for past services. Such options were recorded at their fair value of approximately $48,000 and included in selling and administrative expenses for the six-month period ended June 30, 2001. In May 2001, an additional 2,500 options were granted to the same director at a fair value of $11,725 and are recorded in the three-month and six-month periods ended June 30, 2001.

During the six-month periods ended June 30, 2002 and 2001, the Company recognized a credit to operations of approximately $317,600 and $44,800, respectively, relating to variable option awards outstanding, which is included in selling and administrative expenses.

On March 28, 2002, the Company recorded a deferred charge of $318,000 for the issuance of 100,000 warrants to purchase common stock relating to a financing agreement with one of its shareholders to fund up to $2.5 million through the end of 2002 (see Note 2). The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rates of 4.65, volatility factors of the expected market price of the Company's common stock of 1.39, and an expected life of 3 years. The deferred charge will be amortized over the commitment period. As of June 30, 2002, the Company had amortized $106,000 of financing expense, which is included in selling and administrative expense.

During the six-month periods ended June 30, 2002 and 2001, employees of the Company exercised approximately 81,500 and 107,500, respectively, of common stock options. The Company received approximately $98,000 and $82,500, respectively, in proceeds in exchange for the shares issued.

On April 1, 2002, the Company executed an agreement with a related party who is affiliated with an executive officer and a third party to receive web site and advertising consulting services. The agreement is for a term of 15 weeks and the two consultants will receive 20,000 stock options having a fair value of approximately $61,000, as well as cash as services are rendered. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rates of 4.65, volatility factors of the expected market price of the Company's common stock of 1.3, and an expected life of 3 years. The deferred charge of approximately $61,000 will be amortized over the commitment period.

On May 23, 2002, the Company extended the life of a warrant to purchase 100,000 shares of common stock that was issued in March 2000, to a vendor for services rendered. The expiration date of the warrant was extended from March 2003 to March 2005. Due to the modification, the increase in the fair value of the warrant was estimated to be $94,000, which is recorded in selling and administrative expenses. The fair value of the warrant was estimated using a Black-Scholes option pricing model with the following assumptions: risk free interest rates of 4.65, volatility factors of the expected market price of the Company's common stock of 1.3, and an expected life of approximately 3 years.


4. COMMITMENTS AND CONTINGENCIES

In May 2002, the Company executed a sixty-eight month agreement to lease a new office and warehouse facility, with an anticipated move by November 2002. This new facility, which will be located near the existing office and warehouse facility, will consist of approximately 20,000 square feet for manufacturing and distribution plus 5,000 square feet of office space. The lease will include the option to expand the space up to an additional 24,000 square feet. A $200,000 security deposit was paid, which will be refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no event of default by the Company.

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

In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled, including a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $20,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000 the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but has paid the additional judgment. Thereafter, on February 22, 2001, the trial court ordered the Company to pay the sum of $18,049 for the patent owner's attorney's fees and court costs, which is included in accrued liabilities at June 30, 2002 and for which the Company posted a bond in the amount of $22,238 to secure payment. That order was appealed and combined with the first appeal. On April 24th, 2002, the judgment for attorney's fees and court costs was reversed. In May 2002, the bond was discharged and in June 2002, the funds were released to the Company.

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

General

         The Company was formed in 1987, and was inactive until it commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) product, now called the Puradyn By-pass Oil Filtration System or the "Puradyn" system.

         Through 1997, the Company had minimal revenues from its distribution network, which caused the Company to change its sales strategy. In 1998 the Company changed its name from T/F Purifiner, Inc. to Puradyn Filter Technologies, Incorporated in anticipation of its new business plan. The Company reduced its workforce and operational overhead in an effort to reduce cash expenditures until it had sufficient funds to support operations based on its new sales plan. The Company began to refocus its sales effort toward the development of commercial relationships with original equipment manufacturers ("OEM's") and companies having medium to large size fleets of vehicles. The sales effort not only involves educating the potential customer on the benefits of the Puradyn system, but also allowing the customer to test the Puradyn system on its fleet vehicles. Consequently the sales cycle is relatively long. The Company is currently working with several large OEM's and a large number of companies that have large vehicle fleets to enable them to evaluate the benefits of the Puradyn system.

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

         The Company directly and/or with the assistance of its sales representatives, warehouse distributors, dealers or other agents, markets its products directly to national accounts. Typically these larger customers, and some smaller customers, have required an evaluation period, usually ranging from three to twelve months, to ensure that the Company's products perform as advertised. Management believes that this evaluation period will continue to be shortened as the Company's products gain wider acceptance and support from well-known customers and OEM's. Based on the results of some of the evaluations as well as orders placed and indications from several customers, the Company anticipates a significant increase in revenues in 2002, however there can be no assurance that revenues for 2002 will meet or exceed management's expectations.

         The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue

Recognition in Financial Statements. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to certain customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements. Management believes, based on past experience and future expectations, that such limited return rights and warranties will not have a material adverse effect on the Company's financial statements.

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

Revenue Recognition

         Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the provisions issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured.

Allowance for Doubtful Accounts

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on customer specific identification and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE-MONTHS ENDED JUNE 30, 2001

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three-months ended June 30, 2002 to the three-months ended June 30, 2001:


                                      Three Months Ended June 30,
                                          (in thousands)
                                    ------------------------------
                                                         Increase
                                      2002       2001    (Decrease)
                                    -------    -------    -------

     Net sales                      $   722    $   399    $   323

     Costs and expenses:
       Cost of products sold            562        531         31
       Salaries and wages               434        417         17
       Selling and administrative       486        150        336
                                    -------    -------    -------
     Total costs and expenses         1,482      1,098        384

     Other income (expense):
        Investment income (loss)        (75)        88       (163)
        Interest expense                 (3)       (11)         8
                                    -------    -------    -------
     Total other income (expense)       (78)        77        155
                                    -------    -------    -------
     Net loss                       $  (838)   $  (622)   $  (216)
                                    =======    =======    =======

NET SALES

Net sales increased by approximately 81% from approximately $399,000 in 2001 to approximately $722,000 in 2002 as a result of the Company's continuing efforts to refocus its marketing toward OEMs and major accounts and the expansion of its international and domestic distribution networks. Since approximately June 30, 2001, Puradyn's international and domestic distribution networks have increased by 41%.

Late in 2000, Asplundh Tree Expert Company, the world's largest vegetation management Company with one of the nation's largest, privately held fleet of trucks and equipment, began purchasing the Puradyn system for its new equipment including trucks, chippers and aerial devices. Sales to Asplundh increased approximately 107% during the three-month period ended June 30, 2002 over sales for the comparable period in 2001.

The UK subsidiary's sales of approximately $160,000 and $68,000, contributed 22% and 17% of total net sales for the three-month period ending June 30, 2002 and June 30, 2001, respectively. The UK subsidiary's substantial increase is attributable to sales to Aggreko plc, one of the top three worldwide OEM's of mid-range generators for industrial use.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately 6% from $531,000 in 2001 to $562,000 in 2002 primarily as a result of an increase in sales of approximately $323,000. The negative margins on products sold during the 2001 period resulted from the Company's inability to fully utilize its production capacity due to low sales volumes.

Approximately 20% of the excess labor capacity for the three-month period ending June 30, 2002 has been utilized for the rework of existing inventory for product design improvements on the new PFT product line, which was introduced in 2001.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased from $150,000 in 2001 to $486,000 in 2002. Salaries and wages increased approximately $17,000 due to the addition of two employees. Selling and administrative expenses in the 2001 period included a net credit adjustment of approximately $250,000 to compensation expense for the variable option accounting for options granted to certain employees that was recorded in the first quarter of 2001. This credit was offset by stock based compensation of approximately $12,000 for options issued to non-employee directors. The effect of such variable options for 2002 resulted in a credit of approximately $180,000, which was offset by stock based compensation for the three-month period ended June 30, 2002 of approximately $147,000. Excluding these transactions, selling and administrative expenses increased by approximately 34% in 2002 as compared to 2001, which was primarily due to the amortization of the deferred financing costs of $106,000.

INVESTMENT INCOME

Investment income decreased by approximately $163,000 in 2002 over the 2001 period due to the loss on sale of investments of $95,000 and the reduction in interest income from the Company's investments in various securities. The investment securities were purchased from proceeds received from the Company's private placements in late 2000 and 2001. The Company has sold all of these securities as of July 2002 and has paid off its note payable, which was collateralized by the investments.

INTEREST EXPENSE

Interest expense decreased by approximately $8,000 in 2002 over the 2001 period due to the interest incurred on the note payable secured by the Company's investment portfolio, which the Company first began to draw upon in April 2001 and substantially paid off in April 2002.

RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX-MONTHS ENDED JUNE 30, 2001

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the six-months ended June 30, 2002 to the six-months ended June 30, 2001:


                                  Six Months Ended June 30, (in thousands)
                                  ----------------------------------------
                                                          Increase
                                      2002       2001     (Decrease)
                                    -------    -------    -------

     Net sales                      $ 1,327    $   764    $   563


     Costs and expenses:
       Cost of products sold          1,157        934        223
       Salaries and wages               825        781         44
       Selling and administrative       895      1,057       (162)
                                    -------    -------    -------
     Total costs and expenses         2,877      2,772        105

     Other income (expense):
        Investment income (loss)         (3)       255       (258)
        Interest expense                (35)       (12)       (23)
                                    -------    -------    -------
     Total other income (expense)       (38)       243       (281)
                                    -------    -------    -------
     Net Loss                       $(1,588)   $(1,765)   $   177
                                    =======    =======    =======

NET SALES

Net sales increased by approximately 74% from approximately $764,000 in 2001 to approximately $1,327,000 in 2002 as a result of the Company's continuing efforts to refocus its marketing toward OEMs and major accounts and the expansion of its international and domestic distribution networks. Since approximately June 30, 2001, Puradyn's international and domestic distribution networks have increased by 41%.

Late in 2000, Asplundh Tree Expert Company, the world's largest vegetation management Company with one of the nation's largest, privately held fleet of trucks and equipment, began purchasing the Puradyn system for its new equipment including trucks, chippers and aerial devices. For the six-month period ending June 30, 2002, sales to Asplundh have increased approximately 184% over sales for the same period in 2001.

The UK subsidiary's sales of $275,377 contributed 21% of total net sales for the six-month period ending June 30, 2002, an increase of 106% over the same period last year. The UK's substantial increase is attributable to sales to Aggreko plc, one of the top three worldwide OEM's of mid-range generators for industrial use, who is located in Scotland and has over 70 locations in the United States.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately 24% from approximately $934,000 in 2001 to approximately $1,157,000 in 2002 due primarily to an increase in sales of approximately $563,000. The negative margins on products sold during the 2001 period resulted from the Company's inability to fully utilize its production capacity due to low sales volumes.

Approximately 20% of the excess labor capacity for the six-month period ending June 30, 2002 has been utilized for the rework of existing inventory for product design improvements on the new PFT product line, which was introduced in 2001.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased from approximately $1,057,000 in 2001 to approximately $895,000 in 2002. Salaries and wages increased approximately $27,000 due to the addition of several employees. Selling and administrative expenses in the 2002 period included a credit of $318,000 in compensation expense due to the effect of variable options accounting for options granted to certain employees whereas the effect of such variable options for 2001 resulted in expense of approximately $50,000. Stock based compensation for the six-month periods ending June 30, 2002 and 2001 was approximately $147,000 and $60,000, respectively. Excluding these transactions, selling and administrative expenses increased by approximately 13% in 2002 as compared to 2001 primarily as a result of the amortization of financing costs of $106,000.

INVESTMENT INCOME

Investment income decreased by approximately $258,000 in 2002 over the 2001 period due to the loss on sale of investments of $113,000 and the reduction in interest income from the Company's investments in various securities. The investment securities were purchased from proceeds received from the Company's private placements in late 2000 and 2001. The Company has sold all of these securities as of July 2002 and has paid off its note payable, which was collateralized by the investments.

INTEREST EXPENSE

Interest expense increased by approximately $23,000 in 2002 over the 2001 period due to the interest incurred on the note payable secured by the Company's investment portfolio, which the Company first began to draw upon in April 2001 and substantially paid off in April 2002.

Liquidity and Capital Resources

             As of June 30, 2002, the Company had cash and cash equivalents of approximately $392,000. For the six-month period ended June 30, 2002, net cash used in operating activities was approximately $2,377,000, which primarily resulted from the net loss of approximately $1,588,000 as well as the security deposit of $200,000 for the new office lease. Net cash provided by investing activities was approximately $5,708,000 resulting from net proceeds from sales of our investments. Net cash used in financing activities was approximately $3,885,000 for the period, primarily due to repayments on the note payable collateralized by the investments.

         The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

         During the six-month period ending June 30, 2002, the Company increased its inventory levels by approximately $330,000 in anticipation of increased sales volumes. Due to the design improvements on the new PFT product line, the sales volume of PFT product was lower than anticipated.

         At June 30, 2002, the Company had working capital of approximately $1,844,000 and its current ratio (current assets to current liabilities) was
4.43 to 1. The Company's cash burn rate has remained fairly consistent for the year ended December 31, 2001 and through the six months ending June 30, 2002. Currently, cash flows from sales are not sufficient to support the Company's operations. The Company anticipates increased cash flows from 2002 sales activity, however, additional cash will likely be needed. The Company is currently assessing ways to reduce its burn rate until it achieves sufficient cash flows from revenues.

         During 2000, the Company invested the funds received from its private placements into corporate bonds, certificates of deposits and for a brief period, in international bonds. The investment portfolio is managed by Salomon Smith Barney, who in April 2001 extended a credit line loan to the Company, which was collateralized by the investment portfolio. In March 2002, the Company sold approximately $5.29 million of its investment portfolio to pay the outstanding loan on investments of $5.19 million. In April 2002, the Company paid the loan in full and is now utilizing the cash account as needed instead of borrowing on the line-of-credit.

         On March 28, 2002, the Company executed a commitment letter with one of its shareholders to fund up to $2.5 million through the end of 2002. Under the terms of the commitment, the Company may draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn will bear interest at a rate of 4.75% per annum and will become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing arrangement over $3 million. In consideration, the Company granted such shareholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant.

         Management believes that the commitments received from its shareholder and net cash from sales and maturities or sales of investments will be sufficient to sustain its operations at its current level through December 31, 2002. However, if the commitment is not funded for any reason or its budgeted sales levels are not achieved, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2002. The Company is contemplating various other sources of funding such as a private placement.

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

      In May 2002, the Company executed a sixty-eight month agreement to lease a new office and warehouse facility, with an anticipated move by November 2002. This new facility, which will be located near the existing office and warehouse facility, will consist of approximately 20,000 square feet for manufacturing and distribution plus 5,000 square feet of office space. The lease will include the option to expand the space by the sixth month of the lease up to an additional 24,000 square feet. A $200,000 security deposit was paid, which will be refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no event of default by the Company.

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

Part II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
         Certain litigation involving the Company is described in the Company's Form 10-KSB for the year ended December 31, 2001. Subsequent to the filing of such Form 10-KSB, no material developments have occurred with respect to such litigation with the exception of the reversal on April 24th, 2002 of the judgment for attorney's fees and court costs and the release of the bond related to the Searcy, Denny, Scarola et. al and Related Claims case.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
                None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES
                None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       On July 9, 2002, the Company held its Annual Meeting of Shareholders. At the meeting 13,816,166 Common Shares (88.69% of the Common Shares outstanding) were voted. Shareholders voted in person or by proxy for the following purposes.

       (a) Shareholders voted to elect seven directors, each to serve for a term of one year, as follows:

  DIRECTOR                        FOR             WITHHELD AUTHORITY
  --------------------         ----------         ------------------
  Joseph V. Vittoria           13,816,166               25,210
  Richard C. Ford              13,813,166               28,210
  Kevin G. Kroger              13,813,166               28,210
  Alan J. Sandler              13,813,166               28,210
  Peter H. Stephaich           13,816,166               25,210
  Ottavio Serena               13,816,166               25,210
  Michael Castellano           13,816,166               25,210

         (b) Shareholders voted to approve and ratify the appointment of Ernst & Young LLP, independent certified public accountants, as the Company's auditors for the year ending December 31, 2002. 13,788,922 shares were voted in favor of this proposal, 48,740 shares were voted against and there were 3,714 abstentions.

         (c) Shareholders voted to approve the amendment to the Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 30,000,000. 13,62,434 shares were voted in favor of this proposal, 201,332 shares were voted against and there were 7,610 abstentions.

ITEM 5.    OTHER INFORMATION
                None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     a)    Exhibits:
            99.1  - Certification of Chief Executive Officer
            99.2  - Certification of Chief Financial Officer

     b)    Reports on Form 8-K.
           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



  PURADYN FILTER TECHNOLOGIES INCORPORATED
  (Registrant)

  By /s/ Lisa M. De La Pointe               Date:  August 14, 2002
  ----------------------------------------
  Lisa M. De La Pointe, Chief Financial Officer