Form 10QSB
period 2002-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2002-11-14
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                  FORM 10--QSB

(Mark one)

{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002
                -------------------------------------------------

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

            For the transition period from __________ to ____________

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Puradyn Filter Technologies, Incorporated was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes  [x] No [ ]


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,632,722 shares of common stock were outstanding as of November 8, 2002.

                    Puradyn Filter Technologies, Incorporated
                    Index to Quarterly Report on Form 10-QSB

Part I.    Financial Information                                                                                    Page

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet - September 30,2002......................................     3

                  Condensed Consolidated Statements of Operations - Three months and nine months ended
                   September 30, 2002 and 2001..................................................................     4

                  Condensed Consolidated Statements of Cash Flows - Three months and nine months ended
                   September 30, 2002 and 2001..................................................................     5

                  Notes to Condensed Consolidated Financial Statements......................... ................     6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations.........     11

Part II.   Other Information

Item 1.           Legal Proceedings.............................................................................     17

Item 2.           Changes in Securities and Use of Proceeds.....................................................     17

Item 4.           Submission of Matters to a Vote of Security Holders...........................................     17

Item 5.           Other Information.............................................................................     18

Item 6.           Exhibits and Reports on Form 8-K..............................................................     18


Signatures......................................................................................................     19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    Puradyn Filter Technologies, Incorporated

                      Condensed Consolidated Balance Sheet

                               September 30, 2002

                                   (Unaudited)


Assets
Current assets:
     Cash and cash equivalents                                                     $    249,776
     Accounts receivable, net of allowance for uncollectible accounts of $56,851        123,234
     Inventories                                                                      1,118,385
     Accrued interest receivable - stockholders notes                                    56,889
     Prepaid expenses and other current assets                                          136,707
                                                                                   ------------
Total current assets                                                                  1,684,991

Property and equipment, net                                                             660,254
Deferred financing costs, net                                                           176,667

Other noncurrent assets                                                                 483,970
                                                                                   ------------
Total assets                                                                       $  3,005,882
                                                                                   ============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                              $    311,688
     Accrued liabilities                                                                197,712
     Current portion of capital lease obligation                                          4,798
     Deferred revenue                                                                   122,273
                                                                                   ------------
Total current liabilities                                                               636,471

Capital lease obligation, less current portion                                            3,946
Note payable - stockholder                                                              500,000

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                            --
     Common stock, $.001 par value:
         Authorized shares - 30,000,000; 15,618,972 issued and outstanding               15,619
     Additional paid-in capital                                                      31,569,146
     Stockholder notes receivable                                                      (875,256)
     Accumulated deficit                                                            (28,809,940)
     Accumulated other comprehensive loss                                               (34,104)
                                                                                   ------------
Total stockholders' equity                                                            1,865,465
                                                                                   ------------
Total liabilities and stockholders' equity                                         $  3,005,882
                                                                                   ============

See accompanying notes.

                    Puradyn Filter Technologies, Incorporated
                 Condensed Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                   Three Months Ended                  Nine Months Ended
                                                     September 30,                       September 30,
                                                2002               2001              2002             2001
                                            ------------      ------------      ------------      ------------
Net sales                                   $    293,217      $    281,753      $  1,619,847      $  1,045,730
                                            ------------      ------------      ------------      ------------

Costs and expenses:
     Cost of products sold                       355,396           396,065         1,512,179         1,424,235

     Salaries and wages                          423,379           397,104         1,248,233         1,225,309

     Selling and administrative                  312,199           381,780         1,101,213         1,297,731
                                            ------------      ------------      ------------      ------------
                                               1,090,974         1,174,949         3,861,625         3,947,275
                                            ------------      ------------      ------------      ------------
Loss from operations                            (797,757)         (893,196)       (2,241,778)       (2,901,545)
                                            ------------      ------------      ------------      ------------

Other income (expense):
        Investment income (loss)                     443            (2,035)           (2,995)          252,956
        Interest expense                         (38,621)           (3,246)         (179,556)          (14,984)
                                            ------------      ------------      ------------      ------------
Total other income (expense)                     (38,178)           (5,281)         (182,551)          237,972
                                            ------------      ------------      ------------      ------------
Net loss                                    $   (835,935)     $   (898,477)     $ (2,424,329)     $ (2,663,573)
                                            ============      ============      ============      ============
Basic and diluted loss per common share     $      (0.05)     $      (0.06)     $      (0.16)     $      (0.18)
                                            ============      ============      ============      ============

Weighted average common shares
         outstanding                          15,597,551        15,150,279        15,573,510        14,547,387
                                            ============      ============      ============      ============


See accompanying notes.

                    Puradyn Filter Technologies, Incorporated
                 Condensed Consolidated Statements of Cash Flows
         For the Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                             2002            2001             2002             2001
                                                         -----------      -----------      -----------      -----------
OPERATING ACTIVITIES
Net cash used in operating activities                    $  (610,169)     $  (613,398)     $(2,986,884)     $(2,741,363)
                                                         -----------      -----------      -----------      -----------
INVESTING ACTIVITIES
   Purchases of investments                                       --       (4,456,183)              --       (7,093,616)
   Proceeds from sales and maturities of
     investments                                              85,000        3,896,892        5,808,223        8,965,239
   Purchases of property and equipment                       (79,737)        (451,131)         (94,903)        (469,191)
   Investment in patents and trademarks                      (47,366)         (60,787)         (47,366)         (60,787)
                                                         -----------      -----------      -----------      -----------
Net cash (used in) provided by investing activities          (42,103)      (1,071,209)       5,665,954        1,341,645
                                                         -----------      -----------      -----------      -----------
FINANCING ACTIVITIES
   Proceeds from exercise of stock options                    26,393            4,389          124,362           86,889
   Proceeds from note payable secured by investments              --        1,200,000        1,453,250        2,225,000
   Proceeds from note payable to stockholder                 500,000               --          500,000               --
   Collection of notes receivable from officer                    --               --               --          150,000
   Payments on note payable secured by investments           (10,926)              --       (5,445,010)              --
   Payment of capital lease obligations                       (1,122)            (933)          (3,280)          (8,680)
                                                         -----------      -----------      -----------      -----------
Net cash provided by (used in) financing activities          514,345        1,203,456       (3,370,678)       2,453,209
                                                         -----------      -----------      -----------      -----------
Effect of exchange rate changes on cash and cash
     equivalents                                              (4,214)          (1,445)         (32,655)             236
                                                         -----------      -----------      -----------      -----------

(Decrease) increase in cash and cash equivalents            (142,141)        (482,596)        (724,263)       1,053,727
Cash and cash equivalents at beginning of period             391,917        2,015,481          974,039          479,158
                                                         -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period                   249,776        1,532,885          249,776        1,532,885


Less restricted cash                                              --          (22,238)              --          (22,238)
                                                         -----------      -----------      -----------      -----------
Unrestricted cash and cash equivalents                   $   249,776      $ 1,510,647      $   249,776      $ 1,510,647
                                                         ===========      ===========      ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                   $     1,637      $     1,052      $    36,573      $    11,150
                                                         ===========      ===========      ===========      ===========
NONCASH INVESTING AND FINANCING ACTIVITIES

Net unrealized (loss) gain on available-for-sale
     investments                                         $    (4,587)     $    (6,905)     $   (85,619)     $    (3,585)
                                                         ===========      ===========      ===========      ===========
Increase in deferred financing costs resulting
from the  issuance of stock purchase warrants            $        --      $        --      $   318,000      $        --
                                                         ===========      ===========      ===========      ===========
Common stock options exercised through issuance
of promissory notes
                                                         $        --      $   853,750      $        --      $   853,750
                                                         ===========      ===========      ===========      ===========


See accompanying notes.

                    Puradyn Filter Technologies, Incorporated
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2002.

For further information, refer to Puradyn Filter Technologies, Incorporated's (the Company) consolidated financial statements and footnotes thereto included on the Form 10-KSB for the year ended December 31, 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has adopted SFAS 141 and SFAS 142 as of January 1, 2002. The adoption of these statements had no impact on the Company's financial position or the results of its operations.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of (SFAS 121), and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB
30), for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under SFAS 121. The provisions of SFAS 144 became effective for the Company on January 1, 2002. The Company does not believe that the adoption of the standard will have a material effect on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections (SFAS 145). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishments of debt and allows extraordinary accounting treatment for early extinguishments only when the provisions of APB 30 are met. This statement also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 become effective for the Company on January 1, 2003. The Company does not believe that the adoption of the standard will have a material effect on its consolidated financial statements.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Puradyn Filter Technologies Ltd. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 2,626,129 and 2,484,561 for the three-months and nine-months ended September 30, 2002 and 2001, respectively.

Inventories

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. Production costs, consisting of labor and overhead, are applied to ending inventories at a rate based on estimated production capacity and any excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

Inventories consisted of the following at September 30, 2002:

           Raw materials                                   $  996,248
           Finished goods                                     122,137
                                                           ----------
                                                           $1,118,385
                                                           ===========

Deferred Financing Costs

The Company capitalizes costs related to obtaining financing and amortizes them using the straight-line method, which approximates the effective interest method over the term of the related debt. Amortized financing costs are included in interest expense. The deferred financing costs related to the shareholder commitment letter were initially amortized over the nine-month draw down period, ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003, the date the note is payable in full.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements.

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

Comprehensive loss consisted of the following for the three and nine-months ended September 30, 2002 and 2001:

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                   2002             2001             2002             2001
                                               -----------      -----------      -----------      -----------
Net loss                                       $  (835,935)     $  (898,477)     $(2,424,329)     $(2,663,573)
                                               -----------      -----------      -----------      -----------

Other comprehensive income (loss):
   Unrealized loss on available-
        for-sale securities                         (4,587)          (6,905)         (85,619)          (3,585)
   Less:  Reclassification adjustment
        for losses included in net loss              4,587            6,408           85,619            3,585
                                               -----------      -----------      -----------      -----------
   Net unrealized loss on available-
        for-sale securities                             --             (497)              --               --
   Foreign currency translation adjustment          (4,214)          (1,445)         (32,655)             236
                                               -----------      -----------      -----------      -----------

Comprehensive loss                             $  (840,149)     $  (900,419)     $(2,456,984)     $(2,663,337)
                                               ===========      ===========      ===========      ===========

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since its inception and has used net cash in operations of approximately $2,987,000 and $2,741,000 during the nine months ended September 30, 2002 and 2001, respectively. As a result, the Company has had to rely principally on private debt and equity funding, including the conversion of debt into stock, to fund its activities to date.

The Company has experienced increased cash flows from the 2002 sales activity, however, additional cash will be needed to support operations. During the first seven months of 2002, the Company sold its remaining investments, the proceeds of which were used to repay the Company's loan on investments in April 2002 and to fund operations.

On March 28, 2002, the Company executed a commitment letter with one of its shareholders to fund up to $2.5 million through March 31, 2003. Under the terms of the commitment, the Company may draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn will bear interest at a rate of 4.75% per annum and will become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. In consideration, the Company granted such shareholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 3). As of November 14, 2002, the Company has drawn $1,000,000 of the available funds, $500,000 of which was drawn as of September 30, 2002.

Management believes that the commitment received from its shareholder will be sufficient to sustain the Company's operations through December 31, 2002. However, if the commitment does not continue to fund for any reason or budgeted sales levels are not achieved, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2002. The Company is contemplating various other sources of funding such as a private placement.

3. STOCK-BASED COMPENSATION

On July 9, 2002, the Company held its Annual Meeting of Shareholders, at which the shareholders approved the amendment to the Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 30,000,000.

In January 2001, the Company granted one of its non-employee Directors 7,500 stock options for past services. Such options were recorded at their estimated fair value of approximately $48,000 and included in selling and administrative expenses for the nine-month period ended September 30, 2001. In May 2001, an additional 2,500 options were granted to the same director at an estimated fair value of $11,725 and are recorded in selling and administrative expenses for the nine-month period ended September 30, 2001.

During the three-month periods ended September 30, 2002 and 2001, the Company recognized a credit to operations of approximately $129,000 and $362,000, respectively, relating to variable option awards outstanding, which is included in selling and administrative expenses. For the nine-month periods ended September 30, 2002 and 2001, the Company recognized a credit to operations of approximately $447,000 and $317,000, respectively.

On March 28, 2002, the Company recorded a deferred charge of $318,000 for the issuance of 100,000 warrants to purchase common stock relating to a financing agreement with one of its shareholders to fund up to $2.5 million through March 31, 2003 (see Note 2). The deferred charge was initially amortized over the commitment period and subsequently revised to include the repayment period. As of September 30, 2002, the Company had amortized approximately $141,000 of such costs, which is included in interest expense.

During the nine-month periods ended September 30, 2002 and 2001, employees of the Company exercised approximately 126,100 and 1,250,400, respectively, of common stock options. The Company received approximately $124,000 in cash proceeds for the nine-month period ended September 30, 2002 and approximately $87,000 in cash proceeds and $854,000 in notes in exchange for the shares issued for the nine-month period ended September 30, 2001.

On April 1, 2002, the Company executed an agreement with a related party who is affiliated with an executive officer and a third party to receive web site and advertising consulting services. The agreement was for a term of 15 weeks and the two consultants received 20,000 stock options having a fair value of approximately $61,000, as well as cash of approximately $30,000 for services rendered.

On May 23, 2002, the Company extended the life of a vendor warrant to purchase 100,000 shares of common stock that was issued in March 2000. The expiration date of the warrant was extended from March 2003 to March 2005. Due to the modification, the increase in the fair value of the warrant was estimated to be $94,000, which is included in selling and administrative expenses for the nine-month period ended September 30, 2002.

4. COMMITMENTS AND CONTINGENCIES

In May 2002, the Company executed a sixty-eight month agreement to lease a new office and warehouse facility, with an anticipated move by December 2002. This new facility, which is located near the existing office and warehouse facility, consists of approximately 20,000 square feet for manufacturing and distribution plus 5,000 square feet of office space. The lease includes the option to expand the space up to an additional 24,000 square feet. A $235,000 security deposit was paid, which will be refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no Event of Default, as defined, by the Company and is included in other noncurrent assets on the accompanying condensed consolidated balance sheet. The total minimum lease payments over the term of the lease aggregate approximately $820,000.

The Company's current office lease expires on March 31, 2003. The Company is obligated to pay rent of approximately $38,000 through that date and has accrued approximately $19,000 of rent expense, the Company's net obligation for the period that the current office space will be vacant.

Searcy, Denny, Scarola  Et. Al and Related Claims

TF Systems, Inc. ("Systems"), a related party (previously under common ownership with the Company), formerly owned the manufacturing and marketing rights to the Purifiner and transferred or sold such rights to the Company in 1995. In June 1997, the former law firm of Systems filed a complaint against the Company, Systems, Richard C. Ford, (the Company's current Chief Executive Officer), individually and an inactive Company controlled by Richard C. Ford, demanding payment of approximately $313,000 of legal fees and other costs, plus interest and attorney fees, related primarily to obtaining the manufacturing and marketing rights to the Purifiner for Systems and the Company. Systems was awaiting a judgment of an appellate court which, if adjudicated in Systems' favor, would have provided it with sufficient funds to pay such legal fees and other possible claims aggregating approximately $75,000. On February 26, 1997, the appellate court ruled against Systems and, accordingly, the funds discussed above are not currently available to Systems to satisfy such claims. Puradyn did not assume these obligations as part of its purchase of Systems in 1995 and based on advice of legal counsel, management believes such amounts are not the responsibility of the Company. On January 30, 2002, the action was dismissed without prejudice. The law firm did not receive any payment from the Company and both parties agreed to be responsible for their own litigation expenses.

Malt Litigation

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

In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $20,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000, the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but has paid the additional judgment. Thereafter, on February 22, 2001, the trial court ordered the Company to pay the sum of $18,049 for the patent owner's attorney's fees and court costs, which is included in accrued liabilities at September 30, 2002 and for which the Company posted a bond in the amount of $22,238 to secure payment. That order was appealed and combined with the first appeal. On April 24th, 2002, the judgment for attorney's fees and court costs was reversed. In May 2002, the bond was discharged and in June 2002, the funds were released to the Company.

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

General

     The Company was formed in 1987, and was inactive until it commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner (R) product, now called the Puradyn By-pass Oil Filtration System or the "Puradyn" system.

     Through 1997, the Company had minimal revenues from its distribution network, which caused the Company to change its sales strategy. In 1998, the Company changed its name from T/F Purifiner, Inc. to Puradyn Filter Technologies, Incorporated in anticipation of its new business plan. The Company reduced its workforce and operational overhead in an effort to reduce cash expenditures until it had sufficient funds to support operations based on its new sales plan. The Company began to refocus its sales effort toward the development of commercial relationships with original equipment manufacturers ("OEM's") and companies having medium to large size fleets of vehicles, as well as the expansion of its international and domestic distribution networks. As part of this refocus, the Company announced a strategic relationship in September 2002, with Honeywell's Consumer Products Group, the manufacturer of FRAM oil filters, under which the Puradyn system will be sold to Honeywell and co-branded with the FRAM trademark name. The co-branded product will be distributed through Honeywell's Consumer Products Group's distribution network to offer a complete filtration system to significantly reduce both large and small particle contamination in the lubricating oil. Honeywell's Consumer Products Group also includes the Prestone(R), Autolite(R) and Holts(R) brands and is a subsidiary of Honeywell, Inc. There can be no assurance, however, that the Company's sales efforts or strategic relationships will meet management's expectations or result in significant, if any, new sources of revenues.

     The Company's sales effort not only involves educating the potential customer on the benefits of the Puradyn system, but also allowing the customer to test the Puradyn system on its fleet vehicles. Consequently the sales cycle is relatively long. The Company is currently working with several large OEM's and a large number of companies that have large vehicle fleets to enable them to evaluate the benefits of the Puradyn system.


     Effective June 1, 2000, the Company formed a wholly owned subsidiary (Puradyn Filter Technologies, Ltd. "PFTL") in the United Kingdom to sell the Company's products in Europe, the Middle East and Africa. The subsidiary was the result of the dissolution of a joint venture (TF Purifiner, Ltd.) the Company had with Centrax, Ltd. The results of PFTL have been consolidated with the Company since June 1, 2000.

     The Company directly and/or with the assistance of its sales representatives, warehouse distributors, dealers or other agents, markets its products primarily to national accounts. Typically these larger customers, and some smaller customers, have required an evaluation period, usually ranging from three to twelve months, to ensure that the Company's products perform as advertised. Management believes that this evaluation period will continue to be shortened as the Company's products gain wider acceptance and support from well-known customers and OEM's. Based on the results from some of the evaluations and from orders placed, the Company has experienced a significant increase in revenues in 2002, however there can be no assurance that revenues for 2002 will meet or exceed management's expectations.

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

Revenue Recognition

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the provisions issued in SAB No. 101, Revenue Recognition in Financial Statements. Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured. The Company provides for sales returns based on a historical returns analysis. The estimate is updated for current return activity and the provision is adjusted accordingly. Should actual returns exceed management's estimates, the provision may require further adjustment and accordingly, net sales may decrease.

Allowance for Doubtful Accounts

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial conditions of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on customer specific identification and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

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

Estimation of Inventory Obsolescence

     The Company provides for estimated inventory obsolescence or unmarketable inventory in amounts equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.


RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2001

     The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended September 30, 2002 to the three-months ended September 30, 2001:

                 (In thousands)      Three Months Ended September 30,
                                    ---------------------------------
                                      2002         2001       Change
                                    -------      -------      -------

Net sales                           $   293      $   282      $    11
                                    -------      -------      -------

Costs and expenses:
  Cost of products sold                 356          396          (40)
  Salaries and wages                    423          397           26
  Selling and administrative            312          382          (70)
                                    -------      -------      -------
Total costs and expenses              1,091        1,175          (84)
                                    -------      -------      -------

Other expenses:
   Investment loss                       --           (2)           2
   Interest expense                     (38)          (3)         (35)
                                    -------      -------      -------
Total other expenses                    (38)          (5)         (33)
                                    -------      -------      -------

Net loss                            $  (836)     $  (898)     $    62
                                    =======      =======      =======

NET SALES

     Net sales increased by approximately 4% from approximately $282,000 in 2001 to approximately $293,000 in 2002 as a result of the Company's continuing efforts to refocus its marketing toward OEMs and major accounts and the expansion of its international and domestic distribution networks.

     The UK subsidiary's sales of approximately $89,000 and $41,000, contributed 30% and 15% of total net sales for the three-month periods ended September 30, 2002 and September 30, 2001, respectively. The UK subsidiary's substantial increase is attributable to sales to Aggreko plc, one of the top three worldwide OEM's of mid-range generators for industrial use.

COST OF PRODUCTS SOLD

     Cost of products sold decreased by approximately 10% from $396,000 in 2001 to $356,000 in 2002. The negative margins on products sold is a result of the Company's inability to fully utilize its production capacity due to low sales volumes.

SALARIES AND WAGES

     Salaries and wages increased approximately $26,000 due to the addition of four employees.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses decreased by approximately 18% from $382,000 for the three months ended September 30, 2001 to $312,000 for the three months ended September 30, 2002, which was primarily due to a decrease in advertising and marketing consulting costs of approximately $65,000.

INTEREST EXPENSE

     Interest expense increased by approximately $35,000 due to the amortization of financing costs related to the note payable to shareholder.

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2001

     The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the nine-months ended September 30, 2002 to the nine-months ended September 30, 2001:

              (In thousands)             Nine Months Ended September 30,
                                        ---------------------------------
                                          2002         2001       Change
                                        -------      -------      -------

Net sales                               $ 1,620      $ 1,046      $   574
                                        -------      -------      -------
Costs and expenses:
  Cost of products sold                   1,512        1,424           88
  Salaries and wages                      1,248        1,225           23
  Selling and administrative              1,101        1,298         (197)
                                        -------      -------      -------
Total costs and expenses                  3,861        3,947          (86)
                                        -------      -------      -------
Other income (expenses):
   Investment (loss) income                  (3)         253         (256)
   Interest expense                        (180)         (15)        (165)
                                        -------      -------      -------
Total other (expenses) income              (183)         238         (421)
                                        -------      -------      -------
Net loss                                $(2,424)     $(2,663)     $   239
                                        =======      =======      =======

NET SALES

     Net sales increased by approximately 55% from approximately $1,046,000 in 2001 to approximately $1,620,000 in 2002 as a result of the Company's continuing efforts to refocus its marketing toward OEMs and major accounts and the expansion of its international and domestic distribution networks.

     Late in 2000, Asplundh Tree Expert Company, the world's largest vegetation management Company with one of the nation's largest, privately held fleets of trucks and equipment, began purchasing the Puradyn system for its new equipment including trucks, chippers and aerial devices. For the nine-month period ended

     September 30, 2002, sales to Asplundh have increased approximately 124% over sales for the same period in 2001. However, there can be no assurance that sales to Asplundh will continue at the same volume.

     The UK subsidiary's net sales of approximately $365,000 contributed 22% of total net sales for the nine-month period ended September 30, 2002, an increase of 151% over the same period last year. The UK's substantial increase is attributable to sales to Aggreko plc, one of the top three worldwide OEM's of mid-range generators for industrial use, who is located in Scotland and has over 70 locations in the United States.

COST OF PRODUCTS SOLD

     Cost of products sold increased by approximately 6% from approximately $1,424,000 in 2001 to approximately $1,512,000 in 2002 due primarily to an increase in sales of approximately $574,000. The negative margins on products sold during the 2001 period resulted from the Company's inability to fully utilize its production capacity due to low sales volumes.

SALARIES AND WAGES

Salaries and wages increased approximately $23,000 due to the addition of several employees.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses decreased from approximately $1,298,000 in 2001 to approximately $1,101,000 in 2002. Selling and administrative expenses included a credit of $447,000 and $317,000 in compensation expense due to the effect of variable options accounting for options granted to certain employees for the nine-month periods ended September 30, 2002 and 2001, respectively. Stock based compensation for the nine-month periods ended September 30, 2002 and 2001 was approximately $155,000 and $60,000, respectively. Excluding these transactions, selling and administrative expenses decreased by approximately 10% in 2002 as compared to 2001 primarily as a result of the reduction in advertising of approximately $118,000.

INVESTMENT INCOME (LOSS)

     Investment income decreased by approximately $256,000 in 2002 over the 2001 period due to the loss on sale of investments of $127,000 and the reduction in interest income from the Company's investments in various securities. The investment securities were purchased with the proceeds received from the Company's private placements in late 2000 and 2001. The Company has sold all of these securities as of July 2002 and has paid off its note payable, which was collateralized by the investments.

INTEREST EXPENSE

     Interest expense increased by approximately $165,000 in 2002 over the 2001 period due to the amortization of financing costs related to the note payable to stockholder.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, the Company had cash and cash equivalents of approximately $250,000. For the nine-month period ended September 30, 2002, net cash used in operating activities was approximately $2,987,000, which primarily resulted from the net loss of approximately $2,424,000 as well as the security deposit of approximately $235,000 for the new office lease. Net cash provided by investing activities was approximately $5,666,000 resulting from net proceeds from sales of our investments. Net cash used in financing activities was approximately $3,371,000 for the period, primarily due to repayments on the note payable collateralized by the investments.

     The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

     During the nine-month period ended September 30, 2002, the Company increased its inventory levels by approximately $325,000 in anticipation of increased sales volumes. Due to the continued work on the design improvements initiated on the new PFT product line, the sales volume of PFT products has continued to be lower than anticipated.

     At September 30, 2002, the Company had working capital of approximately $1,049,000 and its current ratio (current assets to current liabilities) was
2.65 to 1. The Company's cash burn rate was fairly consistent for the year ended December 31, 2001 but has slowly been decreasing through the nine months ended September 30, 2002. Currently, cash flows from sales are not sufficient to support the Company's operations. The Company has experienced increased cash flows from 2002 sales activity, however, additional cash will still be needed. The Company will continue to try to reduce its burn rate in an effort to achieve positive cash flows from operations.

     During 2000, the Company invested the funds received from its private placements into corporate bonds, certificates of deposits and for a brief period, in international bonds. The investment portfolio was managed by Salomon Smith Barney, who in April 2001 extended a credit line loan to the Company, which was collateralized by the investment portfolio. As of November 2002, the Company had sold all of its investments, the proceeds of which were used to repay the Company's loan on investments in April 2002 and to fund operations.

     On March 28, 2002, the Company executed a commitment letter with one of its shareholders to fund up to $2.5 million through March 31, 2003. Under the terms of the commitment, the Company may draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at a rate of 4.75% per annum and become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing arrangement over $3 million. In consideration, the Company granted such shareholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. The fair value of the warrants granted was estimated at $318,000.

     Management believes that the commitment received from its shareholder will be sufficient to sustain the Company's operations through December 31, 2002. However, if the commitment does not continue to fund operations for any reason or budgeted sales levels are not achieved, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2002. The Company is contemplating various other sources of funding such as a private placement.

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

     In May 2002, the Company executed a sixty-eight month agreement to lease a new office and warehouse facility, with an anticipated move by December 2002. This new facility, which is located near the existing office and warehouse facility, consists of approximately 20,000 square feet for manufacturing and distribution plus 5,000 square feet of office space. The lease includes the option to expand the space up to an additional 24,000 square feet. A $235,000 security deposit was paid, which will be refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no Event of Default, as defined, by the Company. The total minimum lease payments over the term of the lease aggregate approximately $820,000.

     The Company's current office lease expires on March 31, 2003. The Company is obligated to pay rent of approximately $38,000 through that date and has accrued approximately $19,000 of rent expense, the Company's net obligation for the period that the current office space will be vacant.

     Consistent with industry practices, the Company may accept product returns or provide other credits in the event that a distributor holds excess inventory of the Company's products. The Company's sales are made on credit terms, which vary depending on the nature of the sale. The Company believes it has established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables. However, there can be no assurance that actual returns and uncollectible receivables will not exceed the Company's reserves.

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

Item 3.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     Puradyn Filter Technologies, Incorporated's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of November 14, 2002, and they concluded that these controls and procedures are effective.

     (b) Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 14, 2002.

Part II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Certain litigation involving the Company is described in the Company's Form 10-KSB for the year ended December 31, 2001. Subsequent to the filing of such Form 10-KSB, no material developments have occurred with respect to such litigation with the exception of the reversal on April 24, 2002 of the judgment for attorney's fees and court costs and the release of the bond related to the Malt litigation case (see Note 4 to Condensed Consolidated Financial Statements).

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 9, 2002, the Company held its Annual Meeting of Shareholders. At the meeting, 13,816,166 Common Shares (88.69% of the Common Shares outstanding) were voted. Shareholders voted in person or by proxy for the following purposes.

         (a) Shareholders voted to elect seven directors, each to serve for a term of one year, as follows:

       DIRECTOR                    FOR                   WITHHELD AUTHORITY
  --------------------        --------------            -------------------
  Joseph V. Vittoria           13,816,166                      25,210
  Richard C. Ford              13,813,166                      28,210
  Kevin G. Kroger              13,813,166                      28,210
  Alan J. Sandler              13,813,166                      28,210
  Peter H. Stephaich           13,816,166                      25,210
  Ottavio Serena               13,816,166                      25,210
  Michael Castellano           13,816,166                      25,210

         (b) Shareholders voted to approve and ratify the appointment of Ernst & Young LLP, independent certified public accountants, as the Company's independent auditors for the year ending December 31, 2002. 13,788,922 shares were voted in favor of this proposal, 48,740 shares were voted against and there were 3,714 abstentions.

         (c) Shareholders voted to approve the amendment to the Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 30,000,000. 13,632,434 shares were voted in favor of this proposal, 201,332 shares were voted against and there were 7,610 abstentions.


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a) Exhibits:
            99.1  - Certification of Chief Executive Officer
            99.2  - Certification of Chief Financial Officer

         b) Reports on Form 8-K.
            None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, Puradyn Filter Technologies, Incorporated caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PURADYN FILTER TECHNOLOGIES, INCORPORATED
(Registrant)

By /s/ Lisa M. De La Pointe                          Date:  November 14, 2002
---------------------------------------------
Lisa M. De La Pointe, Chief Financial Officer

                                 CERTIFICATIONS

I, Richard C. Ford, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Puradyn Filter Technologies, Incorporated (Puradyn);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Puradyn as of, and for, the periods presented in this quarterly report;

4. Puradyn's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Puradyn and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to Puradyn, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of Puradyn's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Puradyn's other certifying officers and I have disclosed, based on our most recent evaluation, to Puradyn's auditors and the audit committee of its board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect Puradyn's ability to record, process, summarize and report financial data and have identified for Puradyn's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Puradyn's internal controls; and

6. Puradyn's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                          /s/ Richard C. Ford
                                          ---------------------------
                                          Richard C. Ford
                                          Chief Executive Officer

                                 CERTIFICATIONS

I, Lisa M. De La Pointe, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Puradyn Filter Technologies, Incorporated (Puradyn);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Puradyn as of, and for, the periods presented in this quarterly report;

4. Puradyn's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Puradyn and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to Puradyn, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of Puradyn's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Puradyn's other certifying officers and I have disclosed, based on our most recent evaluation, to Puradyn's auditors and the audit committee of its board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect Puradyn's ability to record, process, summarize and report financial data and have identified for Puradyn's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Puradyn's internal controls; and

6. Puradyn's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                          /s/ Lisa M. De La Pointe
                                          ---------------------------
                                          Lisa M. De La Pointe
                                          Chief Financial Officer