Form 10KSB
period 2002-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2003-04-01
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                  FORM 10-KSB

(Mark one)

{x}  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                   For the fiscal year ended DECEMBER 31, 2002

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

               For the transition period from ________________ to

                         Commission file number 0-29192

                    PURADYN FILTER TECHNOLOGIES, INCORPORATED
                    -----------------------------------------
                 (Name of small business issuer in its charter)


                  Delaware                          14-1708544
                  --------                          ----------

     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

                2017 High Ridge Road Boynton Beach, Florida     33426
                --------------------------------------------------------
                 (Address of principal executive offices)     (Zip Code)

                    Issuer's telephone number (561) -547-9499

         Securities registered under Section 12(b) of the Exchange Act:

             Title of each class       Name of each exchange on which registered

          ------------------------       ------------------------------------

          ------------------------       ------------------------------------


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { X }

State issuer's revenues for its most recent fiscal year: $2,137,118

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Common stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 21, 2003. Based on the closing price of the Common Stock quoted on the American Stock Exchange as reported on March 21, 2003 ($2.43), the aggregate market value of the 4,570,000 shares of the Common Stock held by the persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $11,105,000. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 21, 2003: 15,670,164

This report contains a total of 53 pages.

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

THE COMPANY

Introduction
------------

         Puradyn Filter Technologies, Incorporated (the "Company"), manufactures, markets and distributes worldwide the Puradyn(R) by-pass oil filtration system (the "Puradyn") for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. The Puradyn cleans oil by continually removing solid and liquid contaminants from the oil through a sophisticated and unique filtration and evaporation process. The Puradyn has been used successfully to substantially extend oil-drain intervals and to extend the time between engine overhauls. The Company is the only manufacturer and distributor of disposable replacement filter elements ("Element") for the Puradyn.

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

         In February 1988, the Company was incorporated in Delaware under the name "Econology Systems, Inc." On October 16, 1990, the name was changed to "T/F Purifiner, Inc." The Company was inactive until 1991, when it obtained the distribution and marketing rights to the Purifiner by virtue of an assignment from Systems (at the time owned equally by Messrs. Ford and Taylor). However, System's ownership of the rights to the Purifiner were contested in court by other third parties who were also manufacturing and marketing a device similar to the Purifiner and using the Purifiner trademark. Eventually, the court ruled in favor of Systems with respect to its manufacturing and marketing rights, and in May 1993 all appeals by the other parties were exhausted. During the period of this litigation, the Company continued to market the Purifiner, but success was limited due to various factors including the pending litigation and the actions by these other parties in the marketplace.

         Prior to December 31, 1995, the Company was the exclusive distributor and Systems was the exclusive manufacturer of the Purifiner. On December 31, 1995, in exchange for any claims the Company had in the delay damage award, the Company purchased all operating assets and assumed all operating liabilities of Systems, except for (a) any benefits and/or liabilities related to a delay damage judgment awarded in December 1994 against the other parties discussed above, and (b) liabilities related to certain stockholder advances made to Systems by Ford and Taylor. Accordingly, the Company currently owns all manufacturing and marketing rights previously owned by Systems.

         On February 4, 1998, the Company filed a Certificate of Amendment to its Certificate of Incorporation, which changed its name from T/F Purifiner, Incorporated to Puradyn Filter Technologies, Incorporated.

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

         On January 24, 2000, the Company completed the conversion of $3,175,000 of principal amount of debt of five notes payable (together with accrued interest of $717,997 that had been added to principal of two of the notes payable) into 3,175,000 shares of its common stock. On February 28, 2000, the Company completed the sale of 4,172,000 shares of its common stock through a private placement, with net proceeds of approximately $4,429,000. Furthermore, on September 26, 2000, the Company completed the sale of an additional 940,935 shares of its common stock with net proceeds of approximately $6,559,000, for a total of approximately $10,988,000 of new funds.

         During 2000, the Company invested the funds received from the private placements in corporate bonds, certificates of deposits and for a brief period, in international bonds. These investments had maturity dates of one to five years. The investment portfolio was managed by Salomon Smith Barney, who in April 2001, executed a credit line loan with the Company, which was collateralized by the investment portfolio. The Company borrowed a total of approximately $5,431,000 under the credit line. As of April 2002, the Company had sold all of its investments, the proceeds of which were used to repay the Company's loan on investments in April 2002 and to fund operations.

         On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate payable monthly per annum and become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of December 31, 2002, the Company had drawn $2,000,000 of the available funds. The final $500,000 was drawn on February 14, 2003.

         On March 14, 2003, the Company executed a second agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. The fair value of the warrants granted was estimated at approximately $214,000.

         In December 2001, the Company was accepted and listed on the American Stock Exchange under the symbol PFT.


JOINT VENTURE
-------------

         In 1996, the Company entered into a joint venture agreement with Centrax, Ltd. (with the Company owning 45%, Centrax owning 45%, and Albert N. Davies of Devon U.K., owning the remaining 10%) called TF Purifiner, Ltd. ("Ltd."). Ltd. manufactured, distributed and marketed the Company's products in Europe, the Middle East, the former Soviet Union, Egypt, and South Africa. The joint venture had operating losses and negative net worth, and, consequently, the Company had no recorded investment in Ltd. Effective May 31, 2000, the Company and Centrax agreed to dissolve Ltd. with no obligation on the part of the Company to have any liability for, or to fund any part of the dissolution.

         At the time of the dissolution, Centrax sold to the Company certain foreign patents, inventory and factory equipment used in manufacturing products for the joint venture. The patented products, consisting of a full-flow and a by-pass oil filter all housed in one Puradyn unit, as well as a side-by-side full-flow and Puradyn by-pass filter are products designed primarily for original equipment manufacturers (OEM.) The Company is currently conducting its operations in England under the name Puradyn Filter Technologies, Limited
(PFTL), a wholly owned subsidiary, which performs limited manufacturing functions and primarily markets the product to distributors in the countries formerly serviced by the joint venture. The Company has provided funding for PFTL's operations, as they have been cash flow negative since inception. PFTL anticipates that during 2003, they will become cash flow positive through increased sales, however, there can be no assurance that sales will increase or that they will become cash flow positive in 2003 or thereafter.

PRODUCTS
--------

         The Puradyn Oil Filtration System, formerly called the Purifiner Oil Purification System, significantly extends the life of lubricating oil in internal combustion engines as well as hydraulic fluid used in industrial machinery. The core product, the Puradyn, can be attached to any engine. In essence, it works like a dialysis machine that filters blood to rid it of impurities, so it keeps the oil in engines continually clean. Whenever the engine or machinery is operating, the Puradyn is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as liquid contaminants (water and fuel). As the Puradyn dramatically extends the useful life of the oil, it also protects the engine or hydraulic equipment from the harmful wear caused by contaminants in oil. Since the oil is continuously clean, wear in the engine or hydraulic equipment is kept to a minimum resulting in less down time for maintenance and longer engine life. Further, not only are oil purchases drastically reduced but the need for and cost of disposal decline dramatically.

         Thus, the Puradyn reduces maintenance costs by decreasing oil consumption, engine wear, and the necessity for overhauls and certain other types of general maintenance. All these savings are achieved from utilizing the Puradyn, which generally has a relatively short payback period, in some cases, less than one year. Accordingly, the Puradyn achieves great savings and, therefore, increased profits for its end users.

         The Puradyn is currently manufactured in six different sizes suitable for placement on engines or equipment with oil sump capacities ranging from 8 to 240 quarts. A new generation of product has been engineered to be manufactured in eight different sizes with sump oil capacities varying from 4 to 60 quarts (see "Manufacturing and Production"). The Puradyn also can be used in multiples for larger oil sumps. Qualified personnel can usually install the Puradyn on engines and other equipment in approximately 1-1/2 to 2 hours.

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

         As with the Company's prior system, the new generation of products clean, reduce and maintain oil contaminants to less than one micron (standard full-flow oil filters maintain contaminants in the 15-40 micron range). By continually removing contaminants and replacing vital additives through its patented time-release additive package, the Puradyn filters substantially extend intervals between oil changes. Both the original and the new generation of the Puradyn products utilize the same filtering Elements for similar size models.

         For its new filtering Elements, the Company has implemented patented technology that provides several improvements over previous Puradyn Elements including:

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

         The Company developed the new filter technology over three years, with field-testing conducted for 30 months. The consolidated results from across the country show that test vehicles averaged more than 160,000 miles without the need for a traditional oil change. In addition, 1,800 hours of in-house and independent testing have been conducted on the new filter. During 2001 and 2002, however, the Company continued to address design issues and product enhancements that curtailed sales of the new product. In addition, this may have impacted sales of the original TF model as companies preferred not to order the original product line but rather wait for the perfected PFT model line to go into full production. However, the Company at this time feels that these design issues have been resolved and full production has resumed.

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

         The Company estimates that the current cost of an oil and full flow-filter change (assuming a person does not perform the oil change himself or herself) is approximately $100 or more for heavy-duty trucks. The cost varies depending on among other things, the type of engine and application, labor and oil costs, and costs of waste oil disposal. Depending on the size of the Element, the current US suggested prices for fleet end-users of the Elements range from approximately $11 to $41 for standard elements and from approximately $17 to $60 for the CGP(TM) Extended Life Elements. The cost of an oil analysis ranges from approximately $10.50 to $19.50 per sample.

         The Company has received patents from the United States Patent Office and certain other countries for a new Element (the "PFT Filter Plus"), in which pelletized chemicals are added to the filtering media. The chemicals are antioxidants that will reduce the amount of oxidation, stabilize the alkalinity and further help reduce the acid build-up in the oil. This is especially important on new engines built since the enactment of the Clean Air Act of 1992, which requires tighter specifications for diesel engines. As these engines consume less oil, the amount of makeup oil that is added, which also replenishes the consumed additives in older engines, has decreased. The PFT Filter Plus helps compensate for this factor.

         When the Element is changed, make-up oil is added to replace any oil retained in the discarded used Element or consumed in the normal engine combustion process. The Company's performance warranties for product used in the United States and Canada require the user to take a small sample of the used oil (in conjunction with a puraDYN Filter Element replacement) for submission to an oil testing laboratory at the same intervals that the OEM recommends/approves for an oil change, but at least once a year (See "Warranties"). The Puradyn has an oil sample valve to expedite the taking of the oil sample. The Company warrants all parts free of defects in workmanship and materials for one year from date of installation.

         Users must maintain a record of the laboratory oil analysis results in order for the Company's warranties to remain in effect. Management believes the risk of losing the Puradyn's warranties encourages customers to complete the oil analysis and replace Elements in a timely manner, making the Puradyn more effective and stimulating recurring Element sales. In order to maintain the Company's performance guarantee, users must among other things, change the full flow filters once a year or every 50,000 to 60,000 miles or 1,500 hours, depending on the particular application of the Puradyn. The oil analysis also helps the Company monitor customer satisfaction, and should a problem arise with a particular application, the Company and the customer can work together to address the problem and find a solution on a timely basis. Through proper analysis other problems occurring within the engine or equipment, apart from oil contamination, can be diagnosed and corrected before incurring significant problems. To date, there have been no material warranty claims, although there can be no assurances that such a trend will continue.

         The Puradyn has no moving parts and consequently requires no significant ongoing maintenance. The Puradyn has an in-line pre-strainer to prevent the metering jet from becoming clogged by large contaminant particles. As long as the Elements are changed at the recommended/approved intervals, and other standard preventive maintenance procedures are performed, the Company believes the Puradyn will perform as designed. The cost of changing a full flow filter is part of the cost of an oil change, as discussed above. Puradyns used for hydraulic applications do not require as frequent Element changes since hydraulic oil applications typically do not contain the level of contaminants as other oil applications.

         The Company has received letters from Deere & Company, Detroit Diesel Corporation, Caterpillar, Inc., Ford Motor Company, Mack Trucks, Inc., Cummins Engine Company, Inc., Daimler Chrysler Corporation, Mercedes Benz of North American, Inc. and others, who have all stated that the installation and use of the Puradyn does not void their manufacturer's warranties unless an engine failure is attributed to the Puradyn. Most engine manufacturers will accept oil analyses as alternatives to their recommended oil change intervals. This is standard industry practice endorsed by OEMs and various fleet maintenance organizations. Management believes the existence of other longer-life oils in the marketplace which allow for extended oil drains has been and will continue to exert pressure on the use of bypass oil filtration and oil analysis as an acceptable alternative to engine manufacturer's recommended oil change intervals, as will the cost, environmental and other benefits obtained from extended oil drain intervals.

WARRANTIES
----------

         The Puradyn carries a six-month performance guarantee, and is currently warranted to the original user to be free of defects in material and workmanship for one year with unlimited miles/hours. End users can purchase a four-year extended warranty for $125. The Company has approximately $47,000 of related accrued warranty costs at December 31, 2002. This accrual includes estimated costs related to a design modification on the new generation Puradyn for units sold in 2001 and early 2002.

MARKETING
---------

         The Company's products are marketed to numerous market segments, including trucking, marine, agricultural, bus, recreational vehicle, generator, construction, mining, industrial and hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the Company's primary focus is on the on-highway fleet, industrial/construction and original equipment manufacturer ("OEM") segments.

         During 2001 and 2002, the Company determined that an advertising campaign in OEM and truck fleet-related trade magazines, combined with editorials, trade shows and other methods to promote its products, was prudent in order to generate awareness and help stimulate sales primarily with OEMs and on-highway fleets. Additionally, the Company employed six sales personnel. However, in 2002, the Company continued to incur significant losses (although approximately 23% less than in 2001) due primarily to its inability to launch a full-scale new product introduction as a result of the design issues faced during 2001. The design issues were corrected in the spring of 2002, with a major enhancement introduced in the fall of 2002.

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

         The Company relies on management's ability to determine the existence and extent of available markets for its product. Company management and consultants have considerable sales and marketing backgrounds and have devoted a significant portion of their time to sales related activities. The Company continues to market its products at various national trade shows, including the Workboat Show in New Orleans, Louisiana, Mid-America Truck Show in Louisville, Kentucky, the Technology and Maintenance Council Show in Nashville, Tennessee, the NDIA Environmental Symposium in Austin, Texas, and others.

         Management believes that the ultimate success of its product will depend on the strong demand for the product by end-users, while complementing this action by direct sales to OEMs and through their distribution networks. A number of international and domestic engine and truck OEMs are currently evaluating the Company's products. There can be no assurance that these or other OEMs will accept the Company's products for standard original placement on their equipment or directly approve the use of the Puradyn as an option with their equipment.

         The Company has established aftermarket programs with Mack Trucks, Volvo Trucks North America and PACCAR (Kenworth and Peterbilt) to offer the Puradyn unit through its dealers and Parts Distribution Centers. In addition, Honeywell Consumer Products Group (Honeywell), manufacturer of Fram Filters, began purchasing Puradyn systems in conjunction with a three-year supply agreement in February 2003.

         These agreements provide more exposure for the product as well as greater penetration for acceptance by OEMs. To date, some Company customers have purchased and requested that the Puradyn be installed at a Volvo Trucks North America factory (North Carolina), International Truck and Engine Corp. factory (formerly Navistar International), a Mack Truck factory, a Kenworth Truck factory and a Freightliner factory on a limited number of vehicles. Monroe Truck Equipment (a major General Motors Corporation modification center) has installed over 600 Puradyn systems at the request of one of the largest fleets in the US. In addition, new environmental regulations requiring higher standards for diesel truck emissions took effect in October 2002. Engine and truck manufacturers can capitalize on Puradyn's enhanced technology to remove increased soot from the oil, thus providing OEMs with a solution for clean oil.

         In 2002, Honeywell Consumer Products Group, manufacturer of FRAM(R) filters, announced a strategic alliance with PURADYN to co-brand and market PURADYN's bypass oil filtration systems through its dealers. In early 2003 Honeywell finalized and placed its initial stocking order. In addition, PURADYN is now offering the full line of FRAM(R) filters to its independent distributors.

DISTRIBUTION
------------

         The Company currently distributes its products through several channels under the Puradyn registered trademark.

         The Company has written distribution agreements with its domestic and international distributors. The Company does require these domestic and international distributors to make an initial purchase of a minimum dollar amount of the Company's products. All distributors (domestic and foreign) must pay in a timely fashion. With substantially all its international distributors, the Company has written distribution agreements, which typically memorialize the minimum dollar amount or units to be purchased and the shipping terms.

         The Company has warehouse distributors located in the United States and Canada, primarily in the heavy-duty trucking industry. The remaining distributors are located primarily in South America, England, Europe and Asia. These distributors purchase product directly from the Company and sell to their existing or new customers. Sales responsibilities are now performed primarily by direct employees, independent distributor networks and aftermarket OEM distributor/dealer networks. The Company's primary target for sales is with OEMs, industrial/construction and on-highway trucking fleets. The Company will accept returns of products that are defective at the time of sale to distributor or prove defective during the warranty period. Returns are subject to the following conditions: (1) Company approval (2) shipped pre-paid to Company (3) product in salable condition, subject to Company inspection before acceptance, and subject to a 20% restocking charge (4) credits for product returns issued at the distributor price in effect at the time the credit is issued, less any applicable discounts.

         The Company's products are oil filtration systems, of which approximately fifty percent are sold to distributors and end users for use on transportation vehicles. This could unfavorably affect the Company's overall exposure to credit risk in as much as these customers could be affected by similar economic or other conditions. During 2002 and 2001, four and five customers accounted for approximately 55% and 38%, respectively, of the Company's net sales. In 2002, there were two customers that individually accounted for greater than 10% each of net sales, or approximately $593,000 and $397,000, while in 2001 there was one such customer who purchased approximately $327,000. There were two customers in 2002 whose trade receivable balances exceeded 5% of total receivables, representing approximately 62% and 6% of total accounts receivable. In 2001, four customers represented approximately 31%, 14%, 9% and 6% of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations.

         PFTL operates from the U.K. to generate distribution and sales in Europe, the Middle East, the former Soviet Union, Egypt, and Africa. Certain manufacturing functions are performed in the U.K. to modify the product so as to comply with European usage standards. There can be no assurance that such distributors will be successful in introducing the Puradyn in their territories as they will face obstacles similar to those the Company and its other distributors have encountered in introducing an innovative technology in their territories. PFTL has also commenced or completed various evaluation programs, including those of two large international generator manufacturers, four truck OEMs, one construction equipment OEM and one diesel engine OEM. One of the world's largest OEMs of medium-size power generators has approved and begun purchasing the Puradyn from PFTL. PFTL's sales accounted for approximately 29% of the Company's 2002 consolidated sales.

SALES
-----

DIRECT SALES

         The Company directly and/or with the assistance of its manufacturer's representatives, distributors or other agents markets its products directly to OEMs, other distributors and national accounts. Typically these larger customers, and some smaller customers, have required an evaluation period, usually ranging from three to twelve months, to ensure that the Company's products perform as claimed. Management believes that this evaluation period will continue to be shortened as the Company's products gain wider acceptance and support from well-known end users and OEM's.

         Currently, the Company' s products are being evaluated (with various stages of progress) by numerous potential end users and existing customers including:

         o   A leading major generator set OEM

         o   A major construction equipment OEM

         o   A major engine OEM

         o   A leading soft drink Company

         o   A road materials handling Company

         o   Two leading food companies

         o   A key regional airlines' ground transportation equipment

         o   A leading truck leasing Company

         o   A leading equipment rental company

         o   An important OEM forklift company

         o   A leading refuse disposal company

         o   The U.S. Military and others

         In July 1995, the Company's products were issued National Stocking Numbers by the General Services Administration pursuant to a contract that expired in June 1998. The Company negotiated a new contract, which was received in July 1999. This will enable the Company to more efficiently sell its products to the U.S. Government and its agencies.

         Late in 2000, Asplundh Tree Expert Company, the world's largest vegetation management Company with one of the nation's largest, privately held fleet of trucks and equipment, began purchasing the Puradyn for new equipment including trucks, chippers and aerial devices. In addition, after extensive testing, one of the world's largest manufacturers of medium-size power generators purchased over $350,000 of product in 2002. This customer accounted for 57% of PFTL's 2002 sales and 17% of the Company's consolidated sales. In December 2002, the customer transacted one purchase for approximately $226,000. Although the Company anticipates increased sales to this customer in 2003, there can be no assurance that the sales volume generated by this customer will increase or remain at the same level in 2003.

         Further, at the request of a customer, a major modification center began installing Puradyn products in 2002 on their large fleet of new equipment.

         The Company continues to work with a marketing and public affairs consultant to promote Puradyn to municipalities in Florida and other specified states. Additionally, the Company again received approval for Florida's State Negotiated Agreement Price Schedule (SNAPS) to allow easier marketing of Puradyn to Florida's local and state government agencies at discounted prices.

         In order to more efficiently carryout the Company's investor relations function, the Company has established an in-house investor relations department and discontinued its relationship with a New York investor relations company.

         On September 19, 2002, the Company announced a strategic alliance with FRAM(R) Filters, America's #1 oil filter brand. FRAM(R) Filters are manufactured by Honeywell Consumer Products Group (Honeywell), which also includes the Prestone(R), Autolite(R) and Holts(R) brands and is a subsidiary of Honeywell Inc. Honeywell will offer the puraDYN(R) By-Pass Oil Filtration Systems along with the related replacement cartridges and service parts through its' extensive North American distribution network. In February 2003, the Company signed a three-year supply contract with Honeywell who has placed an initial stocking order. All of the Company's products sold by FRAM(R) dealers will be co-branded as PURADYN(R) and FRAM(R) enabling the dealers to sell a total solution for oil filtration by combining their FRAM(R) full-flow filter with the PURADYN bypass oil filtration system.

INTERNATIONAL SALES

          The Company directly and/or with the assistance of commission based manufacturer's representatives, has established primarily non-exclusive distributors in various countries, including Denmark, South Africa, Nigeria, Kuwait, United Arab Emirates, Thailand, Colombia, and others. The majority of these distributorships were established in 1995 and later. Therefore, the ultimate success of these and other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories, including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. The Company's sales to its international customers amounted to approximately 40% and 24% of total sales in 2002 and 2001, respectively. Sales have been adversely affected by the weakened local economies of some of these nations and future sales to their distributors may be adversely affected due to these continuing economic and/or political problems

MANUFACTURING AND PRODUCTION

         The Company subcontracts for the manufacture of component parts for its Puradyn units and manufactures all of its filter elements. The component parts are assembled, packed and shipped from the Company's facility in Boynton Beach, Florida.

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

         The Company continues to develop quality control systems in line with QS 9000 and ISO 14000 quality standards to ensure that the Company's product quality will consistently meet the requirements of the transportation industry. In this respect it hired a quality control manager in 2001and additionally will work with a consultant in 2003 to oversee and expedite the implementation of these controls.

COMPETITION
-----------

         Although the Company believes it is one of the largest suppliers of bypass oil filtration systems, the Company effectively competes with other bypass oil filtration products such as the Spinner II unit of T.F. Hudgins, Inc., and the bypass filter made by Premo Lubrication Technologies, Incorporated, Luberfiner, Inc., Parker Hannifin Corporation - Racor Division, and others. Recent results performed by a major independent testing facility on the Company's by-pass oil filtration system demonstrated that its product surpassed the capacity, efficiency and overall performance of its leading competition with an average efficiency of 92.05% for Puradyn as compared with 67.47% for a major competitor "Centrifuge System." Efficiency reflects the ability to remove particles and other chemicals from the oil, which is measured in microns. Efficiency is not necessarily a comparison to other products, but rather demonstrates the filtering capability of the Puradyn unit. These tests were performed at the request of one of the country's largest engine manufacturers. In other tests performed by the same lab in 2001, the efficiency of the system was proved both in standard by-pass filtration testing (99.65% efficient) and in a 2002 test with SOFTC-2A composition, similar to soot, the average efficiency was 69%. The efficiency of the Company's products tends to create less demand for full-flow filters, maintenance services, replacement parts, original oil sales and oil disposal.

         Most of these competitive products and services are provided by companies that have significantly greater financial, marketing and operating resources than does the Company.

PATENTS AND TRADEMARKS
----------------------

         The Company has patents for the redesigned Puradyn, the basis for the next generation of the Puradyn products, and the PFT Filter Plus, which have been issued in the United States and certain other foreign countries in 1997 (See "Distribution"). In 1997, the Company obtained a U.S. patent for its new oil flow meter, which enables the user to visually determine that oil is flowing through the Puradyn. A U.S. patent was issued in 1998 covering a method of introducing additives into the oil. These patents expire from May 2014 to October 2016. The Company recently applied for a provisional patent application for improved filtration efficiency using CGP(TM), a patent-pending process for chemical grafting that can significantly increase the life of the filter element and further extend oil drain intervals for the end user. There can be no assurance that such patents withstand competitive threats to their patentability or, in the case of the redesigned Puradyn, be developed into commercially viable products.

         The Company had a license and royalty agreement (which was the subject of a lawsuit - see "Legal Proceeding") with the owner of two of the U.S. patents which covered some of the Company's existing Puradyns. One of these patents expired in September 1998 and the other patent under this agreement, used in a small number of the Company's products, expires in June 2008. This agreement also covered several foreign issued and pending patents in several other countries, the earliest of which will expire in June 2004. The term of the agreement was for the life of the patents and any improvements thereto and required the payment of a 5% royalty based on the net sales price, as defined, of the covered products. This agreement also covered the Purifiner trademark in the United States for which the Company payed a 1% royalty based on net Purifiner sales, as defined. The Company was primarily responsible for maintaining and defending the integrity of these patents and the Purifiner trademark.

         As of March 26, 2001, the Company notified the owner of the aforementioned remaining patent that the Company is no longer producing or shipping this unit, nor would the Company be using the Purifiner name in the U.S. As such, no further royalties under this patent will be paid.

         The Company has registered the product trademark "Puradyn" in the United States and other all countries where the "Purifiner" was registered. Further, the Company has filed a provisional Patent Application for CGP(TM) (Chemical Grafting Process), its new technology that enhances the attraction and retention of soot and other solid contaminants in the Puradyn Filter Element.

         At the time of disbanding the joint venture with Centrax (see Distribution), and the subsequent formation of PFTL both in the U.K., the Company acquired several foreign patents on Puradyn technology which included a manifold type full-flow filter/by-pass filtration unit (side-by-side.)

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

ENGINEERING AND DEVELOPMENT
---------------------------

         Currently, the Company has four individuals directly involved in product engineering and development: a Product Engineer Manager, a Director of Manufacturing/Product Development, an Engineering Technician and a Technical Consultant (one of the original inventors of the product), as well as fulltime staff to support the product line. The engineering department is also testing additional design improvements that also may be candidates for patents for the Company. During the past two years the Company's engineering department has devoted resources to improve the product's filtration efficiency and abilities to meet the customers extended drain interval requirements with the next generation of diesel engines. This required a complete redesign of the existing product to make it easier to use by our customers. The redesigned product eliminates the four mounting bolts/nuts required to hold the Diffuser/Head/Heater Assembly in place by moving those components to the bottom of the product to improve efficiency. This allowed the design to improve the filter cartridge removal and replacement process by making a Lid Assembly that does not require mounting bolts/nuts. Within the last year a significant design enhancement was made by moving from a "cam" lid assembly to a "twist-off" lid assembly. Testing of the new product is ongoing and will continue to insure our product is a leader in the industry.

EMPLOYEES
---------

         At December 31, 2002, the Company had 46 employees, including 4 from PFTL, in the following areas:

         o 18 in manufacturing, assembly, quality control, warehousing and shipping
         o   1 in purchasing
         o   2 in customer service
         o   9 in marketing and sales
         o   1 in technical support and installation assistance
         o   3 in engineering and development
         o   3 in finance
         o   9 in administrative positions

         None of the employees are represented by a labor union. The Company believes its employee relations are good.


ITEM 2.  DESCRIPTION OF PROPERTY.
----------------------------------

         In December, 2002, the Company moved into new leased corporate facilities within two miles of its former location, where substantially all of the Company's operations are conducted, expanding from approximately 14,000 sq. ft. to approximately 25,500 sq. ft. (5,000 sq. ft. for administration, 20,500 sq. ft. (versus former 10,000 sq. ft.) for manufacturing. The Company has an option to lease an additional 25,000 sq. ft. within six months of the first-year lease start date. The lease term at the new facility is for 68 months with a total lease obligation of approximately $774,000.

         In order to support its operations in Europe, the Company has a lease for 3,150 square feet in Devon, England, which extended through March 31, 2002 and is now on a month-to-month basis for approximately $2,000 per month.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

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

         In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $20,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000, the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but has paid the additional judgment. Thereafter, on February 22, 2001, the trial court ordered the Company to pay the sum of $18,049 for the patent owner's attorney's fees and court costs for which the Company posted a bond in the amount of $22,238 to secure payment. That order was appealed and combined with the first appeal. On April 24th, 2002, the judgment for attorney's fees and court costs was reversed. In May 2002, the bond was discharged and in June 2002, the funds were released to the Company. Accordingly, the Company reversed the related accrual of approximately $21,000.

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

         (a) Shareholders voted to elect seven directors, each to serve for a term of one year, as follows:

  DIRECTOR                        FOR               WITHHELD AUTHORITY
  -------------------          ----------           ------------------
  Joseph V. Vittoria           13,816,166               25,210
  Richard C. Ford              13,813,166               28,210
  Kevin G. Kroger              13,813,166               28,210
  Alan J. Sandler              13,813,166               28,210
  Peter H. Stephaich           13,816,166               25,210
  Ottavio Serena               13,816,166               25,210
  Michael Castellano           13,816,166               25,210

         (b) Shareholders voted to approve and ratify the appointment of Ernst & Young LLP, independent certified public accountants, as the Company's independent auditors for the year ended December 31, 2002. 13,788,922 shares were voted in favor of this proposal, 48,740 shares were voted against and there were 3,714 abstentions.

         (c) Shareholders voted to approve the amendment to the Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 30,000,000. 13,632,434 shares were voted in favor of this proposal, 201,332 shares were voted against and there were 7,610 abstentions.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of March 21, 2003, there were approximately 2,050 stockholders of record of the Company's stock. The closing bid price quoted on the American Stock Exchange for the Company's Common Stock at March 21, 2003 was $2.43. The Company currently trades under the symbol "PFT".

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

         The following table sets forth for the period indicated, the high and low closing prices for the quarterly periods in 2001 and 2002.

                                  2001 SALES PRICE            2002 SALES PRICE
                                 ------------------         -------------------
                                   HIGH      LOW              HIGH       LOW
                                 ------------------         -------------------
               March 31           $7.13     $3.75            $4.85     $2.70
               June 30             5.08      2.95             4.49      2.70
               September 30        4.45      1.77             3.21      2.20
               December 31         5.25      2.20             2.80      1.80

         As of March 28, 2003, the high sales price for the first quarter of 2003 was $2.70 while the low for the quarter was $1.41.

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

         Through 1997, the Company had minimal revenues from its distribution network, which caused the Company to change its sales strategy. In 1998, the Company changed its name from T/F Purifiner, Inc. to Puradyn Filter Technologies, Incorporated in anticipation of its new business plan. The Company reduced its workforce and operational overhead in an effort to reduce cash expenditures until it had sufficient funds to support operations based on its new sales plan. The Company began to refocus its sales effort toward the development of commercial relationships with original equipment manufacturers ("OEM's") and companies having medium to large size fleets of vehicles, as well as the expansion of its international and domestic distribution networks. As part of this refocus, the Company announced a strategic relationship in September 2002, with Honeywell's Consumer Products Group, the manufacturer of FRAM oil filters, under which the Puradyn system will be sold to Honeywell and co-branded with the FRAM trademark name. The co-branded product will be distributed through Honeywell's Consumer Products Group's distribution network to offer a complete filtration system as a solution to end users to significantly reduce both large and small particle contamination in the lubricating oil. Honeywell's Consumer Products Group also includes the Prestone(R), Autolite(R) and Holts(R) brands and is a subsidiary of Honeywell, Inc. There can be no assurance, however, that the Company's sales efforts or strategic relationships will meet management's expectations or result in significant, if any, new sources of revenues.

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

         Effective June 1, 2000, the Company formed a wholly owned subsidiary, PFTL, in the United Kingdom to sell the Company's products in Europe, the Middle East and Africa. The subsidiary was the result of the dissolution of a joint venture (TF Purifiner, Ltd.) the Company had with Centrax, Ltd. The results of PFTL have been consolidated with the Company since June 1, 2000.

         The Company directly and/or with the assistance of its manufacturer's representatives, warehouse distributors or other agents markets its products directly to national account end users. Typically these larger customers, and some smaller customers, have required an evaluation period, usually ranging from three to twelve months, to ensure that the Company's products perform as advertised. Management believes that this evaluation period will continue to be shortened as the Company's products gain wider acceptance, support and usage from well-known customers and OEM's. Based on the results of some of the evaluations as well as orders placed and indications from several customers, the Company anticipates a significant increase in revenues in 2003.

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

Revenue Recognition
-------------------

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

         Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of goods sold.


Allowance for Doubtful Accounts
-------------------------------

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

         The policy for determining past due status is based on the contractual payment terms of each customer, which is generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Estimation of Product Warranty Cost
-----------------------------------

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

Estimation of Inventory Obsolescence
------------------------------------

          The Company provides for estimated inventory obsolescence or unmarketable inventory in amounts equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Long-Lived Assets
-------------------------------

         The Company periodically evaluates the recovery of the carrying amount of its long-lived assets under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors that the Company considers in making this evaluation include estimating the undiscounted net cash flows to result from the assets over their remaining useful life. Should the Company's estimates of these factors change, the Company's results of operations and financial condition could be adversely impacted.

Results of Operations
---------------------

         The following table sets forth (amounts in thousands) the Company's operating information for the years December 31, 2002 and 2001:

                                          YEAR ENDED DECEMBER 31, (IN THOUSANDS)
                                          --------------------------------------
                                                                     INCREASE
                                              2002        2001      (DECREASE)
                                          --------------------------------------

            Net sales                        $ 2,137     $ 1,472     $   665

            Operating costs and expenses:
              Cost of products sold            2,059       1,850         209
              Salaries and wages               1,872       1,755         117
              Selling and administrative       1,522       2,879      (1,357)
                                             -------------------------------
                                               5,453       6,484      (1,031)

            Loss from operations              (3,316)     (5,012)      1,696

            Other income (expense):
              Investment (loss) income           (22)        484        (506)
              Interest income                     53          23          30
              Interest expense                  (231)        (52)       (179)
                                             -------------------------------
            Total other income (expense)        (200)        455        (655)
                                             -------------------------------
            Net loss                         $(3,516)    $(4,557)    $ 1,041
                                             ===============================

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
---------------------------------------------------------------------

         NET SALES Net sales increased by approximately $665,000 from approximately $1,472,000 in 2001 to approximately $2,137,000 in 2002. The Company's focus of its sales efforts toward original equipment manufacturers ("OEMs"), industrial construction and companies having large fleets of trucks is primarily attributable to the increase in sales in 2002. Significant customers in 2002 included two OEM aftermarket distribution programs, one of the top three worldwide OEM's of mid-range generators for industrial use, one of the largest privately owned fleets in the country as well as a Latin American distributor. These customers represented approximately 55% of 2002 sales.

         During 2002, one individual customer purchased approximately $357,000 of products from the Company. This customer accounted for approximately 57% of PFTL's 2002 sales and approximately 17% of the Company's 2002 consolidated sales. Approximately $226,000 of these sales were made on December 30, 2002. Although the Company anticipates increased sales to this customer in 2003, there can be no assurance that the sales volume generated by this customer will increase or remain at the same level in 2003.

         COST OF SALES Cost of sales increased by approximately $209,000 from approximately $1,850,000 in 2001 to approximately $2,059,000 in 2002, related in part to the increase in sales. The Company's gross margin increased from negative 26% in 2001 to 4% in 2002 due to the partial absorption of the costs of excess manufacturing capacity.

         SALARIES AND WAGES Salaries and wages increased approximately $117,000 due to the addition of six employees throughout the year.

         SELLING AND ADMINISTRATIVE EXPENSES Selling and administrative expenses decreased by approximately $1,357,000 from approximately $2,879,000 in 2001 to approximately $1,522,000 in 2002. The decrease was principally the result of changes in the variable accounting of stock options, which decreased by approximately $755,000 from approximately $181,000 in 2001 to a credit of approximately $574,000 in 2002. Advertising expense decreased approximately $151,000 due to a reduction in trade shows and media ads. Bad debt expense had a credit balance in 2002 of $60,000 due to recoveries of bad debt compared with expense of approximately $78,000 in 2001, a decrease of approximately $138,000. As a result of the Company's efforts to reduce costs, there was a reduction in travel and entertainment expenses of approximately $39,000 and a reduction in engineering expenses of approximately $40,000.

         INVESTMENT INCOME (LOSS) Investment income decreased by approximately $506,000 to a loss of $22,000 because the investment portfolio was sold in its entirety for working capital needs by April 2002. The income from the investment portfolio was offset by the realized losses incurred from the sale of the bonds, including a Worldcom bond and Qwest related bond.

         INTEREST INCOME Interest income increased as a result of the interest earned of approximately $48,000 in 2002 versus approximately $21,000 in 2001 from the stockholder notes receivable.

         INTEREST EXPENSE Interest expense increased as a result of the amortization of the deferred financing costs of approximately $177,000 from the issuance of a warrant for funding from a stockholder commitment. The Company pays interest monthly on the note payable to stockholder at the prime rate, which was 4.25% as of December 31, 2002. Approximately $17,000 of interest expense is attributable to the stockholder note payable in 2002.


Liquidity and Capital Resources
-------------------------------

         As of December 31, 2002, the Company had cash and cash equivalents of approximately $633,000. For the year ended December 31, 2002, net cash used in operating activities was approximately $4,158,000, which primarily resulted from the net loss of approximately $3,516,000 combined with changes in working capital amounts and the aforementioned non cash credit to compensation expense. Net cash provided by investing activities was approximately $5,633,000 resulting primarily from net proceeds from sales of our investments, which was offset by purchases of property and equipment of approximately $194,000. Net cash used in financing activities was approximately $1,826,000 for the year, primarily due to payment in full of the loan on investments.

          The Company has incurred net losses each year since inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations. On January 24, 2000, the Company completed the conversion of $3,175,000 of principal amount of debt of five notes payable (together with accrued interest of approximately $718,000 that had been added to principal of two of the notes payable) into 3,175,000 shares of its common stock. On February 28, 2000, the Company completed the sale of 4,172,000 shares of its common stock through a private placement, with net proceeds of approximately $4,429,000. Furthermore, on September 26, 2000, the Company completed the sale of an additional 940,935 shares of its common stock with net proceeds of approximately $6,559,000, for a total of approximately $10,988,000 of new funds.

         During 2000, the Company invested the funds received from its private placements into corporate bonds, certificates of deposits and for a brief period, in international bonds. The investment portfolio was managed by Salomon Smith Barney, who in April 2001 extended a credit line loan to the Company, which was collateralized by the investment portfolio. As of April 2002, the Company had sold all of its investments, the proceeds of which were used to repay the Company's loan on investments in April 2002 and to fund operations.

         On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate payable monthly per annum and become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of December 31, 2002, the Company had drawn $2,000,000 of the available funds. The final $500,000 was drawn on February 14, 2003.

         On March 14, 2003, the Company executed a second agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. The fair value of the warrants granted was estimated at approximately $214,000.

         At December 31, 2002, the Company had working capital of approximately $1,664,000 and its current ratio (current assets to current liabilities) was
3.02 to 1, as compared with working capital of approximately $3,058,000 and a current ratio of 1.63 to 1 at December 31, 2001. The Company anticipates increased cash flows from 2003 sales activity, however, additional cash will still be needed to support operations.

         Management believes that the commitments received from its stockholder and current working capital as well as cash from sales will be sufficient to sustain its operations at its current level through December 31, 2003. However, if the stockholder commitment is not funded for any reason to the extent required, or its budgeted sales levels are not achieved, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2003.

         The Company believes it has sufficient cash for fiscal year 2003, and while the Company believes it can attain profitable operations in the future, there is no assurance that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations, and there is no assurance that the Company will not have to seek additional financing in the future.

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

         Late in 2000, Asplundh Tree Expert Company, the world's largest vegetation management Company with one of the nation's largest, privately held fleet of trucks and equipment, began purchasing the Puradyn for new equipment including trucks, chippers and aerial devices. In 2001, Puradyn sold approximately 1,400 units to Asplundh, totaling approximately $327,000. In 2002, Puradyn sold approximately 2,000 units to Asplundh totaling approximately $593,000, an 81% increase over 2001. In addition, after extensive testing, one of the world's largest manufacturers of medium-size power generators purchased over $350,000 of product in 2002, of which approximately $226,000 was purchased in late December 2002.

         In 2002, Honeywell Consumer Products Group, manufacturer of FRAM(R) filters, announced a strategic alliance with PURADYN to co-brand and market PURADYN's bypass oil filtration systems through its dealers. In early 2003 Honeywell finalized and placed its initial stocking order. In addition, PURADYN is now offering the full line of FRAM(R) filters to its independent distributors.

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

         Our operating results to date have been net losses and have required cash from investors and loans from third parties and from related parties. Our ability to raise capital to fund future operations may be limited and cannot be relied upon if present working capital funds are depleted.

Potential for continuing losses and accumulated deficit affects our outlook.

         Prior to 1995, Puradyn was engaged in limited sales activities. Consequently, we have had a relatively limited operating history upon which an evaluation of our prospects and performance can be made. Puradyn's prospects must be considered in light of risks, expenses, difficulties and delays frequently encountered in connection with the formation and early phase of operation of a new business, the development and commercialization of new products based on innovative technology and the high level of competition in the industry in which we operate. We have had significant losses in each year of our operations. In addition, we have an accumulated deficit, which amounted to approximately $29,901,000 as of December 31, 2002. It is likely that losses will continue until such time, that we are able to generate a level of revenue sufficient to offset these continuing early-phase expenditures. While we are optimistic that a market for the Puradyn will develop, there can be no assurance that we will be able to successfully implement our business strategy, that our revenues will increase substantially in the future, or that we will ever be able to achieve significant profitable operations.

Our products may not satisfy our customers' needs.

         Our success will depend in part upon the ability of our products to meet targeted performance and cost objectives, and will also depend upon their timely introduction and acceptance into the marketplace. We will be required to commit considerable time, effort and resources to finalize development of our proposed products and product enhancements. Although we anticipate that the development of our products and technology will be successfully concluded, product development efforts are subject to all of the risks inherent in the development of new products and technology (including unanticipated delays, expenses and difficulties). In addition, we can provide no assurance that our products will satisfactorily perform the functions that our customers anticipate, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in their development.

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

         Although there is limited competition in the electric mobile bypass oil filtration system market, the market for full-flow oil filters, in general, and by-pass oil filters, in particular, is characterized by intense competition. To the extent that our products reduce oil consumption, full-flow oil filter sales and disposal costs as well as extend engine life, Puradyn's products compete with, or affect the sales of many well-established companies. These companies have substantially greater financial, technical, personnel and other resources than Puradyn and have established reputations for success in the development, licensing and sale of their products and technology. Certain of these competitors have the financial resources necessary to enable them to withstand substantial price competition or downturns in their markets. In addition, certain companies may be expected to develop technologies or products, which may be functionally similar to some or all of those being developed by us. Industry standards with respect to the markets for the technology and products being developed by Puradyn may be characterized as evolving, which often results in product obsolescence or short product life cycles. Accordingly, the ability of Puradyn to compete will depend on its ability to complete development and introduce into the marketplace in a timely manner its proposed products and technology, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology. We cannot assure you that Puradyn will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render our products and technology obsolete or less marketable or that Puradyn will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

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

We market a limited number of related products, which makes us vulnerable if our products do not gain market acceptance.

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

We will likely experience possible fluctuations in operating results, which will expose us to greater uncertainties.

         Puradyn's operating results may fluctuate significantly from period to period as a result of a variety of factors, including product returns, purchasing patterns of consumers, the length of Puradyn's sales cycle to key customers, distributors and other strategic partners, the timing and success of the introduction of new products and product enhancements by Puradyn and its competitors, technological factors, variations and effectiveness in sales by product, salesperson, and distribution channel, and competitive pricing. Consequently, product revenues may vary significantly by quarter, and our operating results may experience significant fluctuations.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                   Page
                                                                                                   ----

Report of Independent Certified Public Accountants.................................................  38

Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2002................................................  39

     Consolidated Statements of Operations - Years ended December 31, 2002 and 2001................  40

     Consolidated Statements of Changes in Stockholders' Equity  -
         Years ended December 31, 2002 and 2001....................................................  41

     Consolidated Statements of Cash Flows - Years ended December 31, 2002 and 2001................  42

     Notes to Consolidated Financial Statements....................................................  44

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

Directors and Executive Officers
--------------------------------

Name                      Age    Position
---------------------     ---    -----------------------------------------------
Joseph V. Vittoria        67     Chairman of the Board of Directors
Richard C. Ford           59     Chief Executive Officer and Director
Kevin G. Kroger           51     President, Chief Operating Officer and Director
Alan J. Sandler           64     Vice President, Secretary, and Director
Lisa M. De La Pointe      34     Chief Financial Officer
Joseph E Kirby            50     Vice President of Sales and Marketing
Joseph J Gaynor, Jr.      52     Director of Manufacturing and Operations
Peter H. Stephaich        47     Director
Ottavio Serena            50     Director
Michael Castellano        62     Director

JOSEPH V. VITTORIA was appointed to the Board of Directors and appointed as Chairman on February 8, 2000. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. where he served since 1998. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc. and was President and Chief Operating Officer of Avis, Inc. from 1982 to 1987. Mr. Vittoria also serves on the Board of Directors of ResortQuest International, Inc.

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

KEVIN G. KROGER joined the Company July 3, 2000 as President, Chief Operating Officer, and was appointed to the Board of Directors. Mr. Kroger was with Detroit Diesel Corporation from 1989 to the time he joined the Company, serving in various executive positions prior to his appointment in 1998 to the position of Vice President and General Manager of Series 30/40 Product. From 1987 to 1989 he was Vice President of R.E.S. Leasing and of VE Corporation. Prior to this, from 1971 to 1987, he held several management positions with Caterpillar Corporation.

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

MICHAEL CASTELLANO was appointed to the Board of Directors at the Company's January 24, 2001 meeting. Mr. Castellano retired in 1997 from Kobren Insight Group, a financial services company, where he served as Chief Administrative Officer from 1995 to 1997, and in 1994, he was Executive Vice President of Wall Street Access, a discount brokeraqge firm. Prior to that, from 1988 to 1993, Mr. Castellano was Senior Vice President and Corporate Controller for Fidelity Investments. Mr. Castellano also serves on the Boards of Kobren Insight Funds and ResortQuest International, where he serves as Chairman of the Audit Committee.

During 2002, Puradyn's board of directors met on three occasions. Puradyn has an audit committee and a compensation committee.

Audit Committee
---------------

During 2002, the audit committee of the board of directors was composed of three independent directors. It operates under a written charter adopted by the board of directors. The committee members were Michael Castellano (chairperson), Peter
H. Stephaich and Joseph V. Vittoria. On December 13, 2002, Joseph V. Vittoria resigned as a member of the audit committee so that the audit committee is comprised of only independent directors.

The audit committee reviews our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the system of internal controls.

In this context, the chairperson has met and held discussions with management and the independent auditors. Management represented to the committee that Puradyn's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States, and the committee has reviewed and discussed the consolidated financial statements with management and the independent auditors. The committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees.

In addition, the committee has discussed with the independent auditors the auditor's independence from the Company and its management, including the matters in the written disclosures required by the Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees.

The committee discussed with our independent auditors the overall scope and plans for their respective audit. The committee meets with the independent auditors with and without management present, to discuss the results of their examinations, the evaluations of Puradyn's internal controls, and the overall quality of our financial reporting.

In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors, and the board has approved, that the audited consolidated financial statements be included in Puradyn's Form 10-KSB for the year ended December 31, 2002, for filing with the Securities and Exchange Commission.

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

ITEM 9.  EXECUTIVE COMPENSATION

Compensation
------------

         The following table shows, for the three year period ended December 31, 2002, the cash and other compensation paid by the Company to its former President and Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

       NAME AND                                 OTHER           OTHER             LTIP
  PRINCIPAL POSITION    YEAR      SALARY     ANNUAL BONUS   COMPENSATION (1)     OPTIONS    COMPENSATION
-----------------------------------------------------------------------------------------------------------

Richard C. Ford (2)     2002     $ 208,000   $       --         $  14,251             --  $       --
CEO and Director        2001       208,000           --            17,890             --          --
                        2000       200,000      150,000            13,644             --          --

                                                 80,000
Kevin G. Kroger         2002       166,000           (4)           29,135             --          --
President, COO and
Director                2001       166,000       76,000            30,641             --          --
-----------------------------------------------------------------------------------------------------------
                        2000        83,000       50,000            18,289          300,000        --
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Alan Sandler            2002       100,000           --             5,117               --        --
Vice President and
Secretary and
Director (3)            2001       100,000           --             8,650               --        --
-----------------------------------------------------------------------------------------------------------
                        2000        96,615           --             7,865               --        --

         (1) This amount represents payments made by the Company for health insurance premiums and car allowances and, in the case of Mr. Kroger, also for life insurance and disability insurance premiums.

         (2) Mr. Ford served as Secretary of the Company until August 1996. Mr. Ford served as President of the Company until April 1, 1997 and served as Chief Executive Officer, Treasurer and Chief Financial Officer until June 19, 1997. Mr. Ford left the employment of the Company on July 17, 1997 and provided consulting services under an agreement with the Company until April 1, 1998 when he rejoined the Company. In February 2000, Mr. Ford resigned as Chairman of the Board of Directors, but remained as a Director. (See Item 12, Certain Relationships and Related Transactions).

         (3)  Mr. Sandler joined the Company in June 1998 as President,
              Chief Operating Officer, Secretary, Chief Financial Officer, and Director. In January 2000, he became Vice President and resigned from the positions of President and Chief Operating Officer. In March 2001, he resigned as Chief Financial Officer. In August 2001, Mr. Sandler resumed the position of Chief Financial Officer and then resigned from the position in March 2002.

         (4) In January 2003, in lieu of the contractual cash bonus amount of $80,000, 100,000 ISO stock options were granted to Mr. Kroger.

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

         Each member of the Board of Directors was automatically granted 5,000 options at the date of commencement of the Directors' Plan and on their initial election as new members to the Board of Directors. Each director receives and an additional 5,000 options at the close of each annual meeting of stockholders. Additionally, each director automatically receives 2,500 options for each committee of the Board on which the director serves. Options are granted at a price equal to the fair market value of the stock on the date of grant, are exercisable commencing two years following grant, and will expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service. The Directors' Plan will be administered by the Board of Directors.

         The Company's 1999 Stock Option Plan (the "1999 Plan") and the 1996 Stock Option Plan (the "1996 Plan"), adopted on September 15, 1999 and amended in June 2000, and July 31, 1996, respectively, will work to increase proprietary interest in the Company of the employees, Board of Advisors, consultants, and non-employee Directors and to align more closely their interests with the interests of the Company's stockholders. The Plans will also maintain the Company's ability to attract and retain the services of experienced and highly qualified employees and non-employee directors.

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

         As of December 31, 2002, under the Directors' Plan, options to purchase 287,500 shares of common stock were outstanding. As of December 31, 2002, under the 1996 Plan, incentive stock options to purchase 157,357 shares of common stock were outstanding and non-qualified options to purchase 587,238 shares of common stock were outstanding and, under the 1999 Plan, incentive stock options to purchase 1,231,750 shares of common stock were outstanding and non-qualified options to purchase 22,000 shares of common stock were outstanding.

Options Granted to Officers and Directors
-----------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                          OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------------------------
                                                    Individual Grants
-------------------------------------------------------------------------------------------------------------------------
                              Number of Securities         % of Total Options/SARs       Exercise or
          Name               Underlying Options/SARs       Granted to Employees in        base Price      Expiration Date
                                   Granted (#)                   Fiscal Year                ($/Sh)
-------------------------------------------------------------------------------------------------------------------------
Michael Castellano                 10,000                          2.68%                  $    2.46           10/09/07
-------------------------------------------------------------------------------------------------------------------------
Ottavio Serena                      7,500                          2.01%                       2.46           10/09/07
-------------------------------------------------------------------------------------------------------------------------
Peter H. Stephaich                 10,000                          2.68%                       2.46           10/09/07
-------------------------------------------------------------------------------------------------------------------------
Joseph J. Gaynor, Jr.              60,000                         16.06%                       2.86           08/12/12
-------------------------------------------------------------------------------------------------------------------------
Joseph E. Kirby                    80,000                         21.42%                       2.50           08/29/12
-------------------------------------------------------------------------------------------------------------------------
Lisa M. De La Pointe               25,000                          6.69%                       2.91           02/11/12
-------------------------------------------------------------------------------------------------------------------------

Option Exercises and Holdings
-----------------------------

         The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2002 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 2002 fiscal year.


                  AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
-------------------------------------------------------------------------------------------------------------------------
                            NUMBER OF
                             SHARES                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED IN-THE-MONEY
                           ACQUIRED ON                  UNDERLYING UNEXERCISED               OPTIONS/ SARS AT FY-
                            EXERCISE       VALUE       OPTIONS/SARS AT FY-END (#)                 END ($) (1)
-------------------------------------------------------------------------------------------------------------------------
                               (#)      REALIZED ($)   EXERCISABLE  UNEXERCISABLE       EXERCISABLE         UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------------
Richard C. Ford                --             --              375,000               --           $241,500          --
Chief Executive Officer
   and Director

Kevin Kroger                   --             --              150,000           150,000                  (2)         (2)
President, COO and
   Director

Alan Sandler                   --             --                   --                --                --           --
Vice President,
   Secretary and
   Director
-------------------------------------------------------------------------------------------------------------------------

         (1) In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $1.99, the closing price reported on December 31, 2002.


         (2) The closing price at December 31, 2002 of $1.99 is less than the exercise price of the options.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The following table sets forth certain information regarding the Company' s common stock beneficially owned on March 21, 2003 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire ownership within sixty (60) days. At March 21, 2002, there were 15,670,164 shares of Common Stock outstanding. The address of each of the persons set forth below is 2017 High Ridge Road, Boynton Beach, Florida 33426, except as otherwise noted.


                    NAME AND ADDRESS OR IDENTITY OF GROUP                             BE PERCENT OF
                                                                                       COMMON STOCK
                                                                      BENEFICIAL       BENEFICIALLY
                                                                      OWNERSHIP           OWNED
            ------------------------------------------------------------------------------------------
            Quantum Industrial Partners LDC ("QIP") (1)                4,570,000           25.0%
            Richard C. Ford (2)                                        2,233,985           12.2%
            Kevin G. Kroger (3)                                          182,000              1%
            Alan J. Sandler (4)                                          319,992            1.7%
            Joseph V. Vittoria (5)                                     1,520,073            8.3%
            Peter Stephaich (6)                                          110,000             --*
            Ottavio Serena (6)                                           127,500             --*
            Michael Castellano (7)                                        19,000             --*
            Lisa De La Pointe (8)                                         18,750             --*
                                                                       -------------------------------
            All Officers and Directors as a group (8 persons)          4,531,300            24.8%

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

(3) Mr. Kroger is President, Chief Operating Officer, and a Director. Includes options to purchase 150,000 shares of common stock at $9.25 through July 3, 2010.

(4)    Mr. Sandler serves as Vice President, Secretary and Director.

(5) Mr. Vittoria serves as Chairman of the Board of Directors. Includes options to purchase 205,000 shares of common stock at $5.88 through October 23, 2005 and a warrant to purchase 100,000 shares of common stock at $4.05 through March 28, 2007.

(6) Mr. Stephaich and Mr. Serena serve as Directors. Includes options to purchase 10,000 and 7,500, shares of common stock, respectively, at $5.88 through October 23, 2005. For Mr. Serena, also includes a warrant to purchase 100,000 shares of common stock at $1.00 through December 20, 2003.

(7) Mr. Castellano serves as a Director. Includes options to purchase 7,500 shares of common stock at $6.50 through January 24, 2006 and 2,500 shares of common stock at $4.81 through May 16, 2006.

(8) Ms. De La Pointe serves as Chief Financial Officer. Includes options to purchase 12,500 shares of common stock at $2.70 through November 19, 2011 and 6,250 shares of common stock at $2.91 through February 11, 2012.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2002, all Section 16
(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed and filed on a timely basis.

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

         On December 31, 1999, the Company and QIP entered into an agreement for QIP to convert the outstanding principal amount payable to QIP into 2,500,000 shares of the Company's common stock at a conversion rate of $1 per share. As a result of the modification of the conversion terms, the Company recognized interest expense in 1999 totaling $2,115,909, equal to the fair market value of the additional shares received by QIP resulting from the modification, pursuant to SFAS No. 84, Induced Conversions of Convertible Debt. On January 24, 2000, QIP converted the principal balance of the notes, totaling $2,500,000, and forgave the related accrued interest totaling $717,997, into 2,500,000 shares of the Company's common stock.

         In July 2001, the Company received promissory notes from two of its officers for the exercise of their vested stock options in the amount of $875,256 and bearing interest of 5.63%. The principal and accrued interest are due upon the earlier of the expiration of the original option periods, which range from July 2008 to December 2009, or upon the sale of the common stock acquired by the execution of the options.

         On April 1, 2002, the Company executed an agreement with a third party and a related party who is affiliated with an executive officer, to receive web site and advertising consulting services. The agreement was for a term of 15 weeks and the two consultants received 20,000 stock options having a fair value of approximately $61,000, as well as cash of approximately $30,000 for services rendered. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rates of 4.65%, volatility factors of the expected market price of the Company's common stock of 1.298, a dividend yield of zero, and a weighted average expected life of 3 years.

         On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate payable monthly per annum and become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of December 31, 2002, the Company had drawn $2,000,000 of the available funds. The final $500,000 was drawn on February 14, 2003.

         On March 14, 2003, the Company executed a second agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. The fair value of the warrants granted was estimated at approximately $214,000.


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

ITEM 12. CONTROLS AND PROCEDURES
--------------------------------

         (a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of the annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was prepared.

         (b) Changes in internal controls. There were not any significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A)       Index to Exhibits

Exhibits                 Description of Documents
--------                 ------------------------

3.1 Amended and Restated Certificate of Incorporation of T/F Purifiner, Inc. dated December 30, 1996(2).

3.1(a) Certificate of Amendment to Certificate of Incorporation dated February 3, 1998(4).

3.2                      Bylaws of T/F Purifiner, Inc.(1).

3.3                      Memorandum and Articles of Association of TF Purifiner
                         Ltd.(1).

4.1                      Amendment No. 1 to Registration Rights Agreement(4).

10.1                     Stock Option Plan(1).

Exhibits                 Description of Documents
--------                 ------------------------

10.2 Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (with exhibits)(1).

10.3 Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995(1).

10.4 Stock Exchange Agreement between D.B. Filters, Inc., Byron Lefebvre and Robert Meyer, and T/F Purifiner, Inc. (with exhibits)(1).

10.5                     Joint Venture Agreement between T/F Purifiner, Inc.
                         T/F Systems, Inc., Centrax Limited, The Barr Family and A.N. Davies(1).

10.6 Lease Agreement between Papeyco Trading International, Inc. and T/F Purifiner, Inc. dated August 23, 1993(1).

10.7 Master Distributor Agreement dated April 6, 1995 between KLC Corporation and the Company(1).

10.8 Exclusive Distributor Agreement / Colombia Effective Date March 1, 1996, between Al Pacific Cali and the Company(1).

10.9 Exclusive Agreement for Distributorship in Singapore dated February 6, 1996 between Kian Seng Hardware Trading Pte. Ltd. and the Company(1).

10.10 Exclusive Agreement for Distributorship in Malaysia dated February 5, 1995 between Kian Seng Hardware Trading Pte. Ltd. and the Company(1).

10.11 Exclusive Agreement for Distributorship in Thailand dated November 17, 1995 between N.Haven Group International Co. Ltd. and the Company(1).

10.12 Exclusive Agreement for Distributorship in Indonesia dated February 5, 1996 between PT Hista Bayhu and the Company(1).

10.13 Master Distributor Agreement dated January 11, 1995 between Trimex Korea and the Company(1).

10.14 Promissory Note dated December 21, 1995 between the Company, Richard C. Ford, individually, T/F Systems, Inc. as maker and Bassett Boat Company of Florida in the principal amount of $200,000(1).

10.15                    Securities Purchase Agreement and Exhibits thereto(3).

10.16                    Note Exchange Agreement dated as of January 26,
                         1998(4).

10.17 12% Senior Subordinated Convertible Note in the principal amount of $2,000,000(4).

10.18                    Note Purchase Agreement dated January 26, 1998(4).

10.19 12% Senior Subordinated Convertible Note in the principal amount of $500,000(4).

10.20                    Stock Option Plan(5).

10.21                    2000 Non-Employee Directors' Plan(10).

23.1                     Consent of Independent Certified Public
                         Accountants(11).

31.1                     Rule 13a-14(a)/15d-14(a) Certifications(11).

Exhibits                 Description of Documents
--------                 ------------------------

99.1                     Certification of Chief Executive Officer(11).

99.2                     Certification of Chief Financial Officer(11).

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

                                       Puradyn Filter Technologies, Incorporated
                                                    (Registrant)


Date: March 31, 2003                           By:  /s/ Richard C. Ford
                                                   --------------------
                                                        Richard C. Ford
                                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 31, 2003


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

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Ford, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Puradyn Filter Technologies, Incorporated (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                                   /s/ Richard C. Ford
                                                   -----------------------
                                                   Richard C. Ford
                                                   Chief Executive Officer

                    PURADYN FILTER TECHNOLOGIES, INCORPORATED

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lisa M. De La Pointe, Chief Financial Officer, certify that:


1. I have reviewed this annual report on Form 10-KSB of Puradyn Filter Technologies, Incorporated (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                                      /s/ Lisa M. De La Pointe
                                                      ------------------------
                                                      Lisa M. De La Pointe
                                                      Chief Financial Officer

                    PURADYN FILTER TECHNOLOGIES, INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants......................  37

Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2002.....................  38

     Consolidated Statements of Operations -
         Years ended December 31, 2002 and 2001.........................  39

     Consolidated Statements of Changes in Stockholders' Equity  -
         Years ended December 31, 2002 and 2001.........................  40

     Consolidated Statements of Cash Flows -
         Years ended December 31, 2002 and 2001.........................  41

     Notes to Consolidated Financial Statements.........................  42

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Puradyn Filter Technologies, Incorporated

         We have audited the accompanying consolidated balance sheet of Puradyn Filter Technologies, Incorporated (the Company) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puradyn Filter Technologies, Incorporated at December 31, 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.



                                                  /s/ Ernst & Young LLP



West Palm Beach, Florida
March 21, 2002

                    Puradyn Filter Technologies, Incorporated

                           Consolidated Balance Sheet

                                December 31, 2002

Assets
Current assets:
     Cash and cash equivalents                                                        $    633,024
     Accounts receivable, net of allowance for uncollectible accounts of $18,353           394,618
     Inventories                                                                         1,162,650
     Accrued interest receivable from related parties                                       69,005
     Prepaid expenses and other current assets                                             230,350
                                                                                      ------------
Total current assets                                                                     2,489,647

Property and equipment, net                                                                728,995

Other noncurrent assets                                                                    344,605
                                                                                      ------------
Total assets                                                                          $  3,563,247
                                                                                      ============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                                 $    247,702
     Accrued liabilities                                                                   466,896
     Current portion of capital lease obligation                                             4,926
     Deferred revenues                                                                     105,996
                                                                                      ------------
Total current liabilities                                                                  825,520

Capital lease obligation, less current portion                                               2,665
Note payable - stockholder                                                               2,000,000

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                               --
     Common stock, $.001 par value,
         Authorized shares - 30,000,000; issued and outstanding - 15,648,389                15,648
     Additional paid-in capital                                                         31,488,028
     Stockholder notes receivable                                                         (875,256)
     Accumulated deficit                                                               (29,901,327)
     Accumulated other comprehensive income                                                  7,969
                                                                                      ------------
Total stockholders' equity                                                                 735,062
                                                                                      ------------
Total liabilities and stockholders' equity                                            $  3,563,247
                                                                                      ============

See accompanying notes.

                    Puradyn Filter Technologies, Incorporated

                      Consolidated Statements of Operations


                                                  Year Ended December 31
                                                  2002              2001
                                             ------------       ------------

Net sales                                    $  2,137,118       $  1,472,307

Costs and expenses:
     Cost of products sold                      2,058,439          1,850,404
     Salaries and wages                         1,871,723          1,755,300
     Selling and administrative                 1,522,337          2,878,510
                                             ------------       ------------
                                                5,452,499          6,484,214
                                             ------------       ------------
Loss from operations                           (3,315,381)        (5,011,907)

Other (expense) income:
        Investment (loss) income                  (22,406)           484,367
        Interest income                            52,553             23,249
        Interest expense                         (230,482)           (52,459)
                                             ------------       ------------
Total other (expense) income                     (200,335)           455,157
                                             ------------       ------------

Net loss                                     $ (3,515,716)      $ (4,556,750)
                                             ============       ============

Basic and diluted loss per common share      $      (0.23)      $      (0.31)


Weighted average common shares
       outstanding                             15,588,539         14,733,287


See accompanying notes.

                    Puradyn Filter Technologies, Incorporated

           Consolidated Statements of Changes in Stockholders' Equity


                                                                       ADDITIONAL       UNEARNED       STOCKHOLDER
                                                 COMMON STOCK           PAID-IN      COMPENSATION         NOTES
                                              SHARES       AMOUNT       CAPITAL         EXPENSE         RECEIVABLE
                                           -------------------------------------------------------------------------
Balance at January 1, 2001                   14,206,541   $ 14,207   $ 30,226,556    $    (29,326)      $ (21,506)
Foreign currency translation adjustment              --         --             --              --              --
Unrealized gain on available-for-sale
   investments                                       --         --             --              --              --
Reclassification of realized investment
   loss included in net loss                         --         --             --              --              --

Net loss                                             --         --             --              --              --
Total comprehensive loss
Exercise of stock options                     1,278,437      1,278        965,920              --        (853,750)
Issuance of common stock to vendors for
     services                                     7,895          8         14,992              --              --
Issuance of compensatory stock options
   to nonemployee directors                          --         --         59,225              --              --
Compensation expense associated with
   outstanding variable option awards                --         --        151,816          29,326              --
                                              ----------------------------------------------------------------------
Balance at December 31, 2001                 15,492,873     15,493     31,418,509              --        (875,256)
Foreign currency translation adjustment              --         --             --              --              --
Reclassification of realized investment
    loss included in net loss                        --         --             --              --              --

Net loss                                             --         --             --              --              --

Total comprehensive loss
Exercise of stock options                       155,516        155        170,169              --              --

Issuance of stock options to consultants
     for services                                    --         --         61,200              --              --
Issuance of warrants to stockholder                  --         --        318,000              --              --
Compensation expense associated with
     warrant modification                            --         --         94,000              --              --
Credit to previously recognized
   compensation expense associated with
   outstanding variable option awards                --         --       (573,850)             --              --
                                              ----------------------------------------------------------------------
Balance at December 31, 2002                 15,648,389     $ 15,648  $31,488,028        $     --       $(875,256)


[RESTUB]
                                                           ACCUMULATED OTHER        TOTAL
                                            ACCUMULATED      COMPREHENSIVE       STOCKHOLDERS'
                                              DEFICIT        INCOME (LOSS)          EQUITY
                                           --------------------------------------------------------
Balance at January 1, 2001                 $(21,828,861)      $   3,006          $  8,364,076
Foreign currency translation adjustment              --           1,132                 1,132
Unrealized gain on available-for-sale
   investments                                       --          83,570                83,570
Reclassification of realized investment
   loss included in net loss                         --          (3,538)               (3,538)

Net loss                                     (4,556,750)             --            (4,556,750)
                                                                                 ------------
Total comprehensive loss                                                           (4,475,586)
Exercise of stock options                            --              --               113,448
Issuance of common stock to vendors for
     services                                        --              --                15,000
Issuance of compensatory stock options
   to nonemployee directors                          --              --                59,225
Compensation expense associated with
   outstanding variable option awards                --              --               181,142
                                          ---------------------------------------------------
Balance at December 31, 2001                (26,385,611)         84,170             4,257,350
Foreign currency translation adjustment              --           9,419                 9,419
Reclassification of realized investment
    loss included in net loss                        --         (85,620)              (85,620)

Net loss                                     (3,515,716)             --            (3,515,716)
                                                                                 ------------
Total comprehensive loss                             --              --            (3,591,917)
Exercise of stock options                            --              --               170,324
Issuance of stock options to consultants
     for services                                    --              --                61,200
Issuance of warrants to stockholder                  --              --               318,000
Compensation expense associated with
     option modification                             --              --                94,000
Credit to previously recognized
   compensation expense associated with
   outstanding variable option awards                --              --              (573,850)
                                          ---------------------------------------------------
Balance at December 31, 2002               $(29,901,327)      $   7,969          $    735,062

See accompanying notes.

                    Puradyn Filter Technologies, Incorporated

                      Consolidated Statements of Cash Flows

                                                                                    YEAR ENDED DECEMBER 31
                                                                                    2002              2001
                                                                                 -----------------------------
OPERATING ACTIVITIES
Net loss                                                                         $(3,515,716)      $(4,556,750)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   202,968           113,198
     Provision for (reversal of) bad debts                                           (60,044)           77,601
     Amortization of deferred financing costs included in interest expense           176,667                --
     Loss on investments                                                             107,977                --
     Loss on disposal of property and equipment                                       25,494                --
     Amortization of discount on available-for-sale investments                           --            40,580
     Compensation (credit) expense on stock-based arrangements with
         employees and vendors                                                      (467,611)          255,367
     Changes in operating assets and liabilities:
         Accounts receivable                                                         (72,574)         (259,720)
         Inventories                                                                (369,601)         (509,008)
         Accrued interest receivable from related parties                             67,154            57,300
         Prepaid expenses and other current assets                                    40,930           142,094
         Other noncurrent assets                                                    (286,296)          (44,783)
         Accounts payable                                                           (283,835)          374,538
         Accrued liabilities                                                         270,395            37,933
         Deferred revenues                                                             6,398            45,371
         Other noncurrent liabilities                                                     --           (57,953)
         Accounts payable - related parties                                               --           (24,340)
                                                                                 -----------------------------
Net cash used in operating activities                                             (4,157,694)       (4,308,572)

INVESTING ACTIVITIES
Proceeds from sales and maturities of investments                                  5,815,930         9,421,347
Purchases of investments                                                                  --        (8,257,236)
Purchases of property and equipment                                                 (194,213)         (599,113)
                                                                                 -----------------------------
Net cash provided by investing activities                                          5,621,717           564,998

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs                                 --           150,000
Proceeds from exercise of stock options                                              170,324           113,448
Proceeds from note payable secured by investments                                  1,450,501         3,983,582
Proceeds from stockholder note                                                     2,000,000                --
Payment on note payable secured by investments                                    (5,430,501)               --
Payment of capital lease obligations                                                  (4,781)           (9,707)
                                                                                 -----------------------------
Net cash (used in) provided by financing activities                               (1,814,457)        4,237,323
Effect of exchange rate changes on cash and cash equivalents                           9,419             1,132
                                                                                 -----------------------------
Net (decrease) increase in cash and cash equivalents                                (341,015)          494,881
Cash and cash equivalents at beginning of year                                       974,039           479,158
                                                                                 -----------------------------
Cash and cash equivalents at end of year                                             633,024           974,039
Less restricted cash                                                                      --           (22,238)
                                                                                 -----------------------------
Unrestricted cash and cash equivalents                                           $   633,024       $   951,801
                                                                                 =============================
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                                                           $    48,914       $    76,759
                                                                                 =============================
NONCASH INVESTING AND FINANCING ACTIVITIES:

Stockholder notes receivable issued for exercise of stock options                $        --       $   853,750
                                                                                 =============================
Warrants issued for debt issue costs                                             $   318,000                --
                                                                                 =============================

Stock options issued for consulting services                                     $    61,000                --
                                                                                 =============================
Net unrealized gain on available-for-sale investments                            $        --       $    80,032
                                                                                 =============================

See accompanying notes.

                    Puradyn Filter Technologies, Incorporated

                   Notes to Consolidated Financial Statements

                                December 31, 2002



1. SIGNIFICANT ACCOUNTING POLICIES

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

Puradyn Filter Technologies, Ltd. (PFTL), a wholly owned subsidiary in the United Kingdom, sells and distributes the Company's products in Europe, the Middle East and certain African countries. The results of the operations of PFTL have been included in the Company's statements of operations since PFTL's formation on June 1, 2000. All intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS 141 on July 1, 2001 and SFAS 142 on January 1, 2002. The adoption of these statements did not have a material effect on the Company's financial position or the results of its operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not have any asset retirement obligations, nor does it have any plans to retire any assets, accordingly, this statement is not expected to have a material impact on the Company's financial position or the results of its operations.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of (FAS 121), and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB
30), for the disposal of a segment of a business. Because SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under SFAS 121. The provisions of SFAS 144 became effective for the Company on January 1, 2002. The adoption of this statement did not have a material effect on the Company's financial position or the results of its operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections (SFAS 145). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishments of debt and allows extraordinary accounting treatment for early extinguishments only when the provisions of APB 30 are met. This statement also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 become effective for the Company on January 1, 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial position or the results of its operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS 146), which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this standard will have a material effect on its financial position or the results of its operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not require companies to account for employee stock options using the fair value method proscribed by SFAS 123. The adoption of the new statement did not have an effect on the Company's financial position or the results of its operations.

In March 2003, the FASB issued SFAS No. 149, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity (SFAS 149). This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This statement will be effective upon issuance for all contracts created or modified after the date the statement is issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial position or the results of its operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that certain guarantees be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements under FIN 45 for the year ended December 31, 2002 and will adopt the initial recognition and initial measurement provisions for any guarantees issued or modified after December 31, 2002. The Company does not believe that the adoption of FIN 45 will have a material effect on its financial position or the results of its operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 (FIN 46), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial position or the results of its operations.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying EITF 00-21, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. It also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This pronouncement is applicable to revenue arrangements entered into beginning in 2004. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial position or the results of its operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PFTL. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation at the customer's site are shipped, there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as amended and interpreted. Cash received by the Company prior to revenue recognition is recorded as deferred revenues. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying consolidated financial statements.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accrued interest receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and note payable to stockholder approximate their fair values as of December 31, 2002 because of their short-term natures.

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

The policy for determining past due status is based on the contractual payment terms of each customer, which is generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Investments

During 2002, the Company sold all of its investments for approximately $5.83 million. The proceeds were used to pay in full the margin loan of $5.45 million, which was collateralized by the investments, and to fund operations.

Inventories

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity and any excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

Deferred Financing Costs

The Company capitalizes costs related to obtaining financing and amortizes them using the straight-line method, which approximates the effective interest method over the term of the related debt. Amortized financing costs are included in interest expense and totaled approximately $177,000 for the year ended December 31, 2002. The deferred financing costs related to the $2.5 million commitment provided by the Company's stockholder were initially amortized over the nine-month draw down period ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003. On March 14, 2003, the commitment was amended to extend the repayment period through December 31, 2004. Effective March 14, 2003, the Company will amortize the then remaining deferred financing costs prospectively over the extended payback period.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, except for assets held under capital leases, for which the Company records depreciation and amortization based on the shorter of the asset's useful life or the term of the lease. The estimated useful lives of property and equipment range from 3 to 5 years. Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

Patents and Trademarks

The Company capitalizes costs associated with obtaining patents and trademarks related to its products. These costs are amortized using the straight-line method over their estimated useful lives of ten years for trademarks and fifteen years for patents. During 2002, the Company capitalized approximately $208,000 of such costs. In accordance with SFAS 144, an impairment analysis was performed as of December 31, 2002 due to the presence of certain indicators of impairment. Based on the results of this analysis, the carrying amounts of these assets were written down to zero. The write off of approximately $208,000 is recorded in selling and administrative expenses in the accompanying 2002 consolidated statement of operations.

Impairment of Long-Lived Assets

Management assesses the recoverability of its long-lived assets when indicators of impairment are present. If such indicators are present, recoverability of these assets is determined by comparing the undiscounted net cash flows estimated to result from those assets over the remaining life to the assets' net carrying amounts. If the estimated undiscounted net cash flows are less than the net carrying amount, the assets would be adjusted to their fair value, based on appraisal or the present value of the undiscounted net cash flows. In accordance with SFAS 144, a recoverability analysis was performed due to the presence of certain indicators of impairment. Based on the results of the recoverability analysis, the Company wrote off the entire carrying values of the patents and trademarks of approximately $208,000 in 2002.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and display of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions reported in the consolidated statement of changes in stockholders' equity. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates from translating the financial statements of the Company's foreign subsidiary. Comprehensive income as of December 31, 2002 and 2001 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2002 and 2001, advertising costs incurred by the Company totaled approximately $178,000 and $331,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2002 and 2001, engineering and development costs incurred by the Company totaled approximately $129,000 and $117,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2002 and 2001 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. The Company recorded a foreign currency exchange rate gain of approximately $24,000, which is included in selling and administrative expenses in the accompanying 2002 consolidated statement of operations.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (FIN 44), and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS 123. The Company does not record compensation expense using the fair value provisions, because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company leases its employees from a payroll leasing company. The Company's leased employees meet the definition of employees as specified by FIN 44, an interpretation of APB 25, for purposes of applying APB 25.

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

Pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2002 and 2001, respectively: risk free interest rates of 4.0% and 5.4%, volatility factors of the expected market price of the Company's common stock of 1.26 and 2.4, a dividend yield of zero, and a weighted average expected life of 5 years.

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                       2002            2001
                                                   ------------    ------------
         Net loss as reported                      $(3,515,716)    $(4,556,750)
         Fair value method stock option expense     (1,819,429)     (2,112,340)
                                                   ------------    ------------
         Pro forma net loss                         (5,335,145)     (6,669,090)
         Loss per common share:
           Basic and diluted loss as reported      $     (0.23)    $     (0.31)
           Basic and diluted loss pro forma        $     (0.34)    $     (0.45)

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash and cash equivalents by maintaining its cash and cash equivalents with high quality federally insured financial institutions. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by two customers at December 31, 2002 whose trade receivable balances each represented approximately 62% and 6% of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations.

Basic and Diluted Loss Per Share

The Company follows SFAS No. 128, Earnings Per Share (SFAS 128), which requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 2,654,912 in 2002 and 2,727,728 in 2001.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $4,158,000 and $4,309,000 during the years ended December 31, 2002 and 2001, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as shareholder loans to fund its activities to date.

On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate payable monthly per annum and become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of December 31, 2002, the Company had drawn $2,000,000 of the available funds. The final $500,000 was drawn on February 14, 2003.

On March 14, 2003, the Company executed a second agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. The fair value of the warrants granted was estimated at approximately $214,000.

The Company anticipates increased cash flows from 2003 sales activity; however, additional cash may still be needed to support operations. Management believes the funds received from its stockholder as well as cash flow from operations will be sufficient to sustain the Company's operations through at least January 1, 2004. However, if the stockholder commitment is not funded for any reason or budgeted sales levels are not achieved, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2003.

3. INVENTORIES

At December 31, 2002, inventories consisted of the following:



         Raw materials                                           $  940,444
         Finished goods                                             222,206
                                                                 ----------
                                                                 $1,162,650
                                                                 ==========

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS


At December 31, 2002, prepaid expenses and other current assets consisted of the following:


         Prepaid expenses                                        $ 115,498
         Current portion of refundable security deposit             42,347
         Deferred costs                                             72,505
                                                                 ---------
                                                                 $ 230,350
                                                                 =========



5. PROPERTY AND EQUIPMENT

At December 31, 2002, property and equipment consisted of the following:


         Machinery and equipment                                 $1,026,932
         Furniture and fixtures                                      57,260
         Leasehold improvements                                      98,633
         Website development                                         72,960
         Computer hardware and software                             174,541
                                                                 ----------
                                                                  1,430,326
         Less accumulated depreciation and amortization            (701,331)
                                                                 ----------
                                                                 $  728,995
                                                                 ==========

Depreciation and amortization expense of property and equipment for the years ended December 31, 2002 and 2001 is approximately $203,000 and $113,000, respectively, of which approximately $122,000 and $44,000 is included in cost of products sold and approximately $81,000 and $69,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

6.  LEASES

The Company leases their office and warehouse facilities in Boynton Beach, Florida under a long-term noncancellable lease agreement, which contains renewal options and rent escalation clauses and includes the option to expand the space up to an additional 24,000 square feet. A $235,000 security deposit was paid in 2002, which will be refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no Event of Default, as defined, by the Company, of which $42,347 is included in prepaid expenses and other current assets and the remainder is included in other noncurrent assets in the accompanying consolidated balance sheet. The total minimum lease payments over the term of the lease aggregate approximately $774,000. The terms of the lease include a period of free rent and scheduled annual rate increases. As such, rent expense is recognized on a straight-line basis over the 68-month term of the lease.

The Company's former office lease expires on March 31, 2003. The Company is obligated to pay rent of approximately $32,000 through that date and has accrued approximately $17,000 of rent expense, the Company's net obligation for the period that the current office space will be vacant.

The Company had additional office facilities in Livonia, Michigan under a lease that extended through January 31, 2002. The Company elected not to renew the lease in Livonia, Michigan. Their wholly owned subsidiary, PFTL rents office space in Devon, England under a lease that extended through March 31, 2002 and is now on a month-to-month basis.

Rent expense under all operating leases for the years ended December 31, 2002 and 2001 totaled approximately $177,000 and $165,000, respectively, and is included in cost of products sold and selling and administrative expenses in the accompanying consolidated statements of operations.

Future minimum lease commitments due for facilities and equipment leases under noncancellable capital and operating leases at December 31, 2002 are as follows:

                                                          CAPITAL      OPERATING
                                                          LEASES        LEASES
                                                          ----------------------
                2003                                      $  5,495     $ 85,669
                2004                                         2,748      122,751
                2005                                            --      151,645
                2006                                            --      156,194
                2007 and thereafter                             --      257,301
                                                          ---------------------
                Total minimum lease payments                 8,243      773,560
                                                                       ========
                Less amount representing interest             (653)
                                                          --------
                Present value of minimum lease payments
                     including current portion of $4,926  $  7,590
                                                          ========
7. ACCRUED LIABILITIES

At December 31, 2002, accrued liabilities consisted of the following:


          Accrued wages and benefits                       $215,760
          Accrued warranty costs                             46,607
          Accrued expenses relating to vendors and others   204,529
                                                           --------
                                                           $466,896
                                                           ========

8.  NOTE PAYABLE TO STOCKHOLDER

On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate payable monthly per annum and become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of December 31, 2002, the Company had drawn $2,000,000 of the available funds. The final $500,000 was drawn on February 14, 2003.

On March 14, 2003, the Company executed a second agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. The fair value of the warrants granted was estimated at approximately $214,000.

9.  INCOME TAXES

The United States and foreign components of loss from continuing operations before income taxes are as follows at December 31:

                                                    2002            2001
                                                ---------------------------

         United States                          $(3,372,243)    $(4,287,348)
         Foreign                                   (120,235)       (245,938)
         Intercompany elimination                   (23,238)        (23,464)
                                                ============================
                                                $(3,515,716)    $(4,556,750)
                                                ============================

The significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2002:


         Deferred tax assets:
              Net operating loss carryforwards               $8,542,757
              Depreciation and amortization                      46,868
              Accrued expenses and reserves                      64,796
              Impairment loss                                    78,304
              Compensatory stock options and warrants            58,460
              Other                                              16,176
                                                             ----------
         Total deferred tax assets                            8,807,361
         Valuation allowance                                 (8,807,361)
                                                             ----------
         Net deferred tax assets                             $       --
                                                             ==========

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $8,807,361 against its net deferred taxes is necessary as of December 31, 2002. The change in valuation allowance for the years ended December 31, 2002 and 2001 is $1,303,920 and $1,610,253, respectively.

At December 31, 2002, the Company had approximately $26,590,000 of U.S. net operating loss carryforwards remaining, which expire beginning in 2017. The Company will record the benefit of $3,888,000 of the net operating loss carryforwards through additional paid-in capital if and when the net operating loss carryforwards are utilized, as such amounts relate to the tax benefit from stock option exercises.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effects of this change has not been undertaken.

A reconciliation of the Company's income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

                                                              2002       2001
                                                             -------------------
         Federal statutory taxes                             (34.00)%   (34.00)%
         State income taxes, net of federal tax benefit       (3.63)     (3.63)
         Nondeductible items                                   0.21       0.07
         Change in valuation allowance                        37.11      37.56
         Other                                                  .31         --
                                                             -------------------
                                                                 --%        -- %
                                                             ===================

10. CONTINGENCIES

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

In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $20,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000, the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but has paid the additional judgment. Thereafter, on February 22, 2001, the trial court ordered the Company to pay the sum of $18,049 for the patent owner's attorney's fees and court costs for which the Company posted a bond in the amount of $22,238 to secure payment. That order was appealed and combined with the first appeal. On April 24th, 2002, the judgment for attorney's fees and court costs was reversed. In May 2002, the bond was discharged and in June 2002, the funds were released to the Company. Accordingly, the Company reversed the related accrual of approximately $21,000.

SEARCY, DENNY, SCAROLA  ET. AL

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

11. STOCK OPTIONS

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

The Directors' Plan provides for the granting of non-qualified options to members of the Board of Directors at exercise prices not less than the quoted market price of the common stock on the date of grant and options expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service. Such options may be exercised commencing two years from the date of grant.

Additional information concerning the activity in the option plans is as follows:

                                                               2002                           2001
                                                       ----------------------          ---------------------
                                                                     WEIGHTED                       WEIGHTED
                                                                      AVERAGE                        AVERAGE
                                                                     EXERCISE                       EXERCISE
                                                       OPTIONS         PRICE           OPTIONS        PRICE
                                                       ----------------------          ---------------------
         Outstanding, beginning of year                2,482,161     $ 4.00            3,685,998     $ 1.31
              Granted                                    347,500       3.05              531,000       4.12
              Exercised                                 (155,516)      1.10           (1,278,437)       .75
              Expired                                          -          -               (9,375)      2.20
              Canceled                                  (388,300)      5.09             (447,025)      5.74
                                                       -----------------------------------------
         Outstanding, end of year                      2,285,845       3.87            2,482,161       4.00
                                                       =========                       =========
         Exercisable, end of year                      1,580,345     $ 3.53            1,343,331     $ 2.99
         Options available for future grant,
              end of year                              1,050,255                       1,032,955

Summarized information with respect to options outstanding under the three plans at December 31, 2002 is as follows:


                                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                   ------------------------------------------------  -----------------------------
                                      REMAINING
                                       AVERAGE         WEIGHTED                        WEIGHTED
       RANGE OF          NUMBER       CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
    EXERCISE PRICE     OUTSTANDING  LIFE (IN YEARS)  EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
   ------------------------------------------------------------------------------------------------
   $ .21  - $ 1.06       773,175          4.0           $ .76           750,675    $     .75
    2.00  -   4.50       727,295          7.2            2.82           256,795         2.51
    4.81  -   6.81       297,875          3.8            6.02           260,375         5.97
    8.50  -   9.50       487,500          6.7            9.07           312,500         8.99
                   --------------------------------------------------------------------------------
           Totals      2,285,845          5.6           $3.87         1,580,345     $   3.53
                   =============================================================== ================

During 2002 and 2001, 27,500 and 42,500, respectively, of options were issued to nonemployee Directors. Interpretation No. 44 of APB 25, requires that stock compensation issued to nonemployee Directors that were not elected by shareholder vote to be recorded at their fair value. Prior to the election of the Directors by shareholder vote in September 2001, compensation expense equal to the estimated fair value of the options of approximately $59,000 was recorded in 2001.

During 2002, the Company recognized a credit to compensation expense of approximately $574,000, relating to variable option awards outstanding, which is included in selling and administrative expenses. In 2001, compensation expense of $181,000 was recognized related to the variable option awards. At December 31, 2002, approximately 212,000 awards subject to variable accounting remained outstanding with an average exercise price of $0.47.

In July 2001, the Company received promissory notes from two of its officers for the exercise of their vested stock options in the amount of $853,750 and bearing interest of 5.63%. The principal and accrued interest are due upon the earlier of the expiration of the original option periods, which range from July 2008 to December 2009, or upon the sale of the common stock acquired by the execution of the options. Interest income on these notes of approximately $48,000 in 2002 and $21,000 in 2001, is included in interest income in the accompanying consolidated statements of operations.

On April 1, 2002, the Company executed an agreement with a related party who is affiliated with an executive officer and a third party to receive web site and advertising consulting services. The agreement was for a term of 15 weeks and the two consultants received 20,000 fully vested stock options with an exercise price of $4.05, having a fair value of approximately $61,000, as well as cash of approximately $30,000 for services rendered. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rates of 4.65%, volatility factors of the expected market price of the Company's common stock of 1.298, a dividend yield of zero, and a weighted average expected life of 3 years.

12. COMMON STOCK

On July 9, 2002, the Company held its Annual Meeting of Shareholders, at which the shareholders approved the amendment to the Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 30,000,000.

In September 2001, the Company issued 7,895 shares of common stock to a vendor for consulting services performed. The value of the services rendered of approximately $15,000 was the market price of the Company's common stock on the date of grant and is recorded in selling and administrative expenses in the accompanying 2001 consolidated statement of operations.

13. WARRANTS

At December 31, 2002 and 2001, 369,067 and 269,067 respectively, shares of common stock have been reserved for issuance under outstanding warrants. Information concerning the Company's warrant activity is as follows:

                                                              2002                        2001
                                                    ------------------------     -----------------------
                                                        WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                                            EXERCISE                    EXERCISE
                                                    -------------- ---------     ------------- ---------
                                                       OPTIONS       PRICE         OPTIONS      PRICE
                                                    -------------- ---------     ------------- ---------

         Outstanding, at the beginning of year           269,067     $2.83         269,067      $2.83
              Granted                                    100,000      4.05              --         --
              Exercised                                       --        --              --         --
              Canceled                                        --        --              --         --
                                                    ------------------------     ------------- ---------
         Outstanding, at the end of year                 369,067     $3.16          269,067     $2.83
                                                    ========================     =======================


On March 28, 2002, the Company recorded a deferred charge of $318,000 for the issuance of 100,000 fully vested warrants to purchase common stock relating to a financing agreement with one of its shareholders to fund up to $2.5 million through March 31, 2003 (see Note 2). The fair value of the deferred charge was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rates of 4.65%, volatility factors of the expected market price of the Company's common stock of 1.385, a dividend yield of zero, and a weighted average expected life of 3 years. The warrants have an exercise price of $4.05. The deferred charge was initially amortized over the commitment period and subsequently revised to include the repayment period. At December 31, 2002, the Company had amortized approximately $177,000 of such costs, which is included in interest expense in the accompanying 2002 consolidated statement of operations.

On May 23, 2002, the Company extended the life of a vendor warrant to purchase 100,000 shares of common stock that was issued in March 2000 and was fully vested. The expiration date of the warrant was extended from March 2003 to March 2005. The fair value of the modified warrant was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rates of 4.65%, volatility factors of the expected market price of the Company's common stock of 1.298, a dividend yield of zero, and a weighted average expected life of 2.79 years. The warrants have an exercise price of $3.875. The difference in the fair value of the old award and the new award was estimated to be $94,000, and is included in selling and administrative expenses in the accompanying 2002 consolidated statement of operations.

14. MAJOR CUSTOMERS

During 2002 and 2001, four and five customers accounted for approximately 55% and 38%, respectively, of the Company's net sales. In 2002, there were two customers that individually accounted for greater than 10% each of net sales, or approximately $593,000 and $357,000, while in 2001 there was one such customer who purchased approximately $327,000. Of the approximately $357,000 of sales made to the certain customer in 2002, approximately $226,000 was made on December 30, 2002. There were two customers in 2002 whose trade receivable balances exceeded 5% of total receivables, representing approximately 62% and 6% of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations.

15. GEOGRAPHIC INFORMATION

The Company has two lines of product, which it manufactures and distributes from its locations in the United States and the United Kingdom. Information with respect to sales activity and long-lived assets (consisting entirely of property and equipment) in the United States and United Kingdom is follows:

                                                 Year Ended December 31
                                                  2002            2001
                                                -------------------------
       Net sales:
         United States                          $1,510,440     $1,299,540
         United Kingdom                            626,678        172,767
                                                -------------------------
                                                $2,137,118     $1,472,307
                                                =========================

       Long-lived assets by area:
         United States                          $  700,163
         United Kingdom                             28,832
                                                ----------
                                                $  728,995
                                                ==========