Form 10QSB
period 2003-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2003-05-14
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark one)

{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

               For the transition period from ______________ to _____________

                         Commission file number 0-29192
                       -----------------------------------

                    PURADYN FILTER TECHNOLOGIES, INCORPORATED
 -----------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


             Delaware                                14-1708544
             --------                                ----------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

               2017 High Ridge Road, Boynton Beach, Florida 33426
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,682,164 shares of common stock were outstanding as of May 9, 2003.

                    Puradyn Filter Technologies, Incorporated
                    Index to Quarterly Report on Form 10-QSB

                                                                                Page

Part I. Financial Information

     Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet - March 31, 2003 .................    3

        Condensed Consolidated Statements of Operations - Three months ended
        March 31, 2003 and 2002 ...............................................    4

        Condensed Consolidated Statements of Cash Flows - Three months ended
        March 31, 2003 and 2002 ...............................................    5

        Notes to Condensed Consolidated Financial Statements ..................    6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations ............................................   12

Part II. Other Information

     Item 1. Legal Proceedings ................................................   18

     Item 2. Changes in Securities and Use of Proceeds ........................   18

     Item 4. Submission of Matters to a Vote of Security Holders ..............   18

     Item 5. Other Information ................................................   18

     Item 6. Exhibits and Reports on Form 8-K .................................   18

Signatures ....................................................................   19


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    Puradyn Filter Technologies, Incorporated
                      Condensed Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)


Assets
Current assets:
     Cash and cash equivalents                                                     $    459,556
     Accounts receivable, net of allowance for uncollectible accounts of $21,220        743,039
     Inventories                                                                      1,229,923
     Prepaid expenses and other current assets                                          284,900
                                                                                   ------------
Total current assets                                                                  2,717,418

Property and equipment, net                                                             690,787
Accrued interest receivable - stockholders notes                                         80,856
Deferred financing costs, net                                                           316,147
Other noncurrent assets                                                                 193,973
                                                                                   ------------
Total assets                                                                       $  3,999,181
                                                                                   ============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                              $    304,577
     Accrued liabilities                                                                464,266
     Current portion of capital lease obligation                                          5,058
     Deferred revenue                                                                   106,178
                                                                                   ------------
Total current liabilities                                                               880,079

Capital lease obligation, less current portion                                            1,350
Notes payable to stockholder                                                          3,000,000

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                          --
     Common stock, $.001 par value:
         Authorized shares - 30,000,000; 15,682,164 issued and outstanding               15,682
     Additional paid-in capital                                                      31,847,040
     Stockholder notes receivable                                                      (875,256)
     Accumulated deficit                                                            (30,853,952)
     Accumulated other comprehensive loss                                               (15,762)
                                                                                   ------------
Total stockholders' equity                                                              117,752
                                                                                   ------------
Total liabilities and stockholders' equity                                         $  3,999,181
                                                                                   ============


See accompanying notes.

                    Puradyn Filter Technologies, Incorporated
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                   Three Months Ended
                                                        March 31,
                                                  2003            2002
                                                  ----            ----


Net sales                                    $    752,457    $    604,644

Costs and expenses:
     Cost of products sold                        680,924         538,334
     Salaries and wages                           446,019         391,149
     Selling and administrative                   528,172         465,473
                                             ------------    ------------
                                                1,655,115       1,394,956
                                             ------------    ------------
Loss from operations                             (902,658)       (790,312)

Other income (expense):
        Investment income                            --            59,363
        Interest income                            12,724          11,948
        Interest expense                          (62,691)        (31,862)
                                             ------------    ------------
Total other income (expense)                      (49,967)         39,449
                                             ------------    ------------

Net loss                                     $   (952,625)   $   (750,863)
                                             ============    ============

Basic and diluted loss per common share      $      (0.06)   $      (0.05)
                                             ============    ============

Weighted average common shares outstanding     15,663,513      15,545,706
                                             ============    ============

See accompanying notes.

                    Puradyn Filter Technologies, Incorporated
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                2003           2002
                                                                ----           ----
OPERATING ACTIVITIES

Net cash used in operating activities                       $(1,144,457)   $(1,343,250)
                                                            -----------    -----------
INVESTING ACTIVITIES
   Proceeds from sales and maturities of investments               --        5,287,684

   Purchases of property and equipment                          (17,026)          --
                                                            -----------    -----------

Net cash (used in) provided by investing activities             (17,026)     5,287,684
                                                            -----------    -----------
FINANCING ACTIVITIES
   Proceeds from exercise of stock options                       12,666         87,019
   Proceeds from note payable secured by investments               --        1,300,500
   Proceeds from notes payable to stockholder                 1,000,000           --
   Proceeds from short term loan payable to officer             100,000           --
   Payments on short term loan payable to officer              (100,000)          --
   Payments on note payable secured by investments                 --       (5,186,332)
   Payment of capital lease obligations                            (920)        (1,066)
                                                            -----------    -----------
Net cash provided by (used in) financing activities           1,011,746     (3,799,879)
                                                            -----------    -----------
Effect of exchange rate changes on cash and cash
     equivalents                                                (23,731)         6,215
                                                            -----------    -----------
(Decrease) increase in cash and cash equivalents               (173,468)       150,770
     Cash and cash equivalents at beginning of period           633,024        974,039
                                                            -----------    -----------
Cash and cash equivalents at end of period                      459,556      1,124,809

Less restricted cash                                               --          (22,238)
                                                            -----------    -----------
Unrestricted cash and cash equivalents                      $   459,556    $ 1,102,571
                                                            ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                      $    21,831    $    31,862
                                                            ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES


Net unrealized loss on available-for-sale investments       $      --      $   (28,283)
                                                            ===========    ===========
Receivable from stock option exercise                       $    20,000    $      --
                                                            ===========    ===========
Warrants issued for deferred financing costs                $   212,500    $   318,000
                                                            ===========    ===========
Common stock options issued in lieu of officer cash bonus   $    80,000    $      --
                                                            ===========    ===========


See accompanying notes.

                    Puradyn Filter Technologies, Incorporated
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2003.

For further information, refer to Puradyn Filter Technologies, Incorporated's (the Company) consolidated financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections (SFAS 145). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishments of debt and allows extraordinary accounting treatment for early extinguishments only when the provisions of APB 30 are met. This statement also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 became effective for the Company on January 1, 2003. The adoption of the new statement did not have an effect on the Company's financial position or the results of its operations.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not require companies to account for employee stock options using the fair value method proscribed by SFAS 123. The adoption of the new statement did not have an effect on the Company's financial position or the results of its operations. Additional disclosures required for interim periods by SFAS 148 are included in this report.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that certain guarantees be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements under FIN 45 for the year ended December 31, 2002 and will adopt the initial recognition and initial measurement provisions for any guarantees issued or modified after December 31, 2002. The adoption of the new interpretation did not have an effect on the Company's financial position or the results of its operations.

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

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 2,857,137 and 2,299,611 for the three-months ended March 31, 2003 and 2002, respectively.

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

Inventories consisted of the following at March 31, 2003:


     Raw materials                     $  958,620
     Finished goods                       271,303
                                       ----------
                                       $1,229,923
                                       ==========


Deferred Financing Costs

The Company capitalizes costs related to obtaining financing and amortizes them using the straight-line method, which approximates the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled approximately $38,000 for the three-months ended March 31, 2003. There was no amortization of deferred financing costs during the three months ended March 31, 2002. The deferred financing costs related to the $2.5 million commitment provided by the Company's stockholder were being amortized over the nine-month draw down period ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003. On March 14, 2003, the Company recorded additional deferred financing costs of $212,500 related to an additional $3.5 million commitment provided by the same stockholder, with a payback date of December 31, 2004. In addition, the original commitment was amended to extend the repayment period for the $2.5 million commitment through December 31, 2004. Effective March 14, 2003, the Company is amortizing the remaining deferred financing costs for the $2.5 million commitment prospectively over the extended payback period.

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

The Company leases its employees from a payroll leasing company. The Company's leased employees meet the definition of employees as specified by FIN 44 for purposes of applying APB 25.

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

Pro forma information regarding net loss and loss per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                2003                     2002
                                                                ----                     ----

          Net loss as reported                            $     (952,625)           $     (750,863)

          Stock based employee compensation cost                    --                        --

          Fair value method stock option expense                (347,883)                 (517,969)
                                                          --------------            --------------
          Pro forma net loss                              $   (1,300,508)           $   (1,268,832)
                                                          ==============            ==============
          Loss per common share:
            Basic and diluted loss as reported            $        (0.06)           $        (0.05)
            Basic and diluted loss pro forma              $        (0.08)           $        (0.08)

          Weighted Average Fair Value Per Option
            Granted During the Period(1)                  $         1.34            $         2.65
          Assumptions:
              Average Risk Free Interest Rate                       1.70%                     4.00%
              Average Volatility Factor                            1.218                     1.256
              Expected Dividend Yield                                  0%                        0%
              Expected Life                                      4 years                   5 years

(1) A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and display of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions reported in the consolidated statement of changes in stockholders' equity. Comprehensive income transactions that apply to the Company result from changes in the market value of the available-for-sale investments and changes in exchange rates from translating the financial statements of the Company's foreign subsidiary.

Comprehensive loss consisted of the following for the three-months ended March 31, 2003 and 2002:


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         2003           2002

Net loss
                                                      $(952,625)     $(750,863)
                                                      ---------      ---------

Other comprehensive income (loss):
   Unrealized loss on available for-sale securities        --          (45,911)
   Less:  Reclassification adjustment for
        losses included in net loss                        --           17,628
                                                      ---------      ---------

   Net unrealized loss on available-for-sale
        securities                                           --        (28,283)
   Foreign currency translation adjustment              (23,731)         4,765
                                                      ---------      ---------

Comprehensive loss                                    $(976,356)     $(774,381)
                                                      =========      =========

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since its inception and has used net cash in operations of approximately $1,144,000 and $1,343,000 during the three months ended March 31, 2003 and 2002, respectively. As a result, the Company has had to rely principally on private debt and equity funding, including the conversion of debt into stock, to fund its activities to date.

The Company has experienced increased cash flows from 2002 and 2003 sales activity, however, additional cash will be needed to support operations. During the first seven months of 2002, the Company sold its remaining investments, the proceeds of which were used to repay the Company's loan on investments in April 2002 and to fund operations.

On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a director, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate (4.25% as of March 31, 2003) payable monthly and become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of March 31, 2003, the Company had drawn $2,500,000 of the available funds.

On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 3).

Management believes that the commitment received from its stockholder will be sufficient to sustain the Company's operations through December 31, 2003. However, if the commitment does not continue to fund for any reason or budgeted sales levels are not achieved, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2003. The Company is contemplating various other sources of funding such as a private placement, however, there can be no assurance that the Company will complete a private placement or obtain additional funding from any other sources.

3. STOCK-BASED COMPENSATION

During the three-month periods ended March 31, 2003 and 2002, the Company recognized compensation expense of approximately $34,000 and a credit to operations of approximately $138,000, respectively, relating to variable option awards outstanding, which are included in selling and administrative expenses.

On March 28, 2002, the Company recorded a deferred charge of $318,000 for the issuance of 100,000 fully vested warrants to purchase common stock relating to a financing agreement with one of its stockholders, who is also a director, to fund up to $2.5 million through March 31, 2003 (see Note 2). The fair value of the deferred charge was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.65%, volatility factors of the expected market price of the Company's common stock of 1.385, a dividend yield of zero, and a weighted average expected life of 3 years. The warrants have an exercise price of $4.05. The deferred charge was initially amortized over the commitment period and subsequently revised to include the repayment period, which was extended to December 31, 2004.

On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003 (see Note 2). In consideration, the Company granted the stockholder 125,000 common stock purchase warrants. The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.70%, volatility factors of the expected market price of the Company's common stock of 1.142, a dividend yield of zero, and a weighted average expected life of 4 years. The warrants have an exercise price of $2.25. The estimated fair value of $212,500 was recorded as a deferred charge and is being amortized through the repayment period, which is December 31, 2004.

For the three-months ended March 31, 2003, approximately $38,000 of deferred financing costs were amortized related to both agreements and are recorded in interest expense in the accompanying condensed consolidated statement of operations. There was no amortization of deferred financing costs during the three-months ended March 31, 2002.

During the three-months ended March 31, 2003 and 2002, employees of the Company exercised 33,775 and 81,500, respectively of common stock options. The Company received $12,666 and $87,000, respectively, in proceeds in exchange for the shares issued. The Company received $20,000 of proceeds in April of 2003 related to stock option exercises that were transacted in the three-month period ended March 31, 2003. This amount was recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

4. NOTE PAYABLE TO STOCKHOLDER

As of March 31, 2003, the Company has drawn in aggregate $3,000,000 from two available lines-of-credit, which are provided by a stockholder, who is also a director, of the Company (see Notes 2 and 3). Amounts drawn bear interest at the prime rate (4.25% as of March 31, 2003) payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $3 million for the initial commitment of $2.5 million and over $7 million for both the $2.5 and $3.5 million commitments in the aggregate. For the three-months ended March 31, 2003 and 2002, the Company recorded approximately $24,000 and zero, respectively, of interest expense related to the notes payable to stockholder, which is recorded in the accompanying condensed consolidated statement of operations.

5. COMMITMENTS AND CONTINGENCIES

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

In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $20,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000, the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but has paid the additional judgment. Thereafter, on February 22, 2002, the trial court ordered the Company to pay the sum of $18,049 for the patent owner's attorney's fees and court costs, for which the Company posted a bond in the amount of $22,238 to secure payment. That order was appealed and combined with the first appeal. On April 24th, 2002, the judgment for attorney's fees and court costs was reversed. In May 2002, the bond was discharged and in June 2002, the funds were released to the Company. In April 2003, the patent owner posed two discovery requests, in order to extend the automatic dismissal of his claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-KSB for the year ended December 31, 2002.

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

         Through 1997, the Company had minimal revenues from its distribution network, which caused the Company to change its sales strategy. In 1998, the Company changed its name from T/F Purifiner, Inc. to Puradyn Filter Technologies, Incorporated in anticipation of its new business plan. The Company reduced its workforce and operational overhead in an effort to reduce cash expenditures until it had sufficient funds to support operations based on its new sales plan. The Company began to refocus its sales effort toward the development of commercial relationships with original equipment manufacturers

("OEM's") and companies having medium to large size fleets of vehicles, as well as the expansion of its international and domestic distribution networks. As part of this refocus, the Company announced a strategic relationship in September 2002, with Honeywell's Consumer Products Group, the manufacturer of FRAM oil filters, under which the Puradyn system will be sold to Honeywell and co-branded with the FRAM trademark name. The co-branded product will be distributed through Honeywell's Consumer Products Group's distribution network to offer a complete filtration system in conjunction with FRAM's full flow filter so as to significantly reduce both large and small particle contamination in the lubricating oil. Honeywell's Consumer Products Group also includes the Prestone(R), Autolite(R) and Holts(R) brands and is a subsidiary of Honeywell, Inc. There can be no assurance, however, that the Company's sales efforts or strategic relationships will meet management's expectations or result in projected revenues.

         The Company's sales effort not only involves educating the potential customer on the benefits of the Puradyn system, but also allowing the customer to test the Puradyn system on its fleet vehicles. Consequently the sales cycle is relatively long. The Company continues to work with several large OEM's and a large number of companies that have large vehicle fleets to enable them to evaluate the benefits of the Puradyn system.

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

         The Company directly and/or with the assistance of its sales representatives, warehouse distributors, dealers or other agents, markets its products primarily to national accounts. Typically these larger customers, and some smaller customers, have required an evaluation period, usually ranging from three to twelve months, to ensure that the Company's products perform as advertised. Management believes that this evaluation period will continue to be shortened as the Company's products gain wider acceptance and support from well-known customers and OEM's. Based on the results from some of the evaluations and from orders placed, the Company has experienced a significant increase in revenues in 2002 and 2003; however there can be no assurance that revenues for 2003 will meet or exceed management's expectations.

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

Critical Accounting Policies and Estimates

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, warranty obligations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE-MONTHS ENDED MARCH 31, 2002

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended March 31, 2003 to the three-months ended March 31, 2002:


      (In thousands)                   Three Months Ended March 31,
                                   2003         2002            Change

Net sales                        $   752      $   605          $   147
                                 -------      -------          -------

Costs and expenses:
  Cost of products sold              681          538              143
  Salaries and wages                 446          391               55
  Selling and administrative         528          466               62
                                 -------      -------          -------
Total costs and expenses           1,655        1,395              260
                                 -------      -------          -------

Other (expense) income:
   Investment income                --             59              (59)
   Interest income                    13           12                1
   Interest expense                  (63)         (32)             (31)
                                 -------      -------          -------
Total other (expense) income         (50)          39              (89)
                                 -------      -------          -------

Net loss                         $  (953)     $  (751)         $  (202)
                                 =======      =======          =======

NET SALES

Net sales increased by approximately 24% from approximately $605,000 in 2002 to approximately $752,000 in 2003 primarily as a result of the commencement of the Company's strategic alliance with Honeywell's Consumer Products Group (HCPG), coupled with continued sales to international OEMs and work with specific strategic customers. Sales to two customers accounted for approximately 41% amd 10% of the sales for the three-months ended March 31, 2003. For the three-months ended March 31, 2002, one customer accounted for approximately 51% of sales. The UK subsidiary's sales of approximately $161,000 and $116,000, contributed 21% and 19% of total net sales for the three-month periods ended March 31, 2003 and March 31, 2002, respectively.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately 27% from $538,000 in 2002 to $681,000 in 2003. The increase is primarily due to the 24% increase in net sales, however, is also higher due to increased manufacturing overhead costs resulting from the move to a larger manufacturing facility at the end of 2002.

SALARIES AND WAGES

Salaries and wages increased approximately $55,000, or 14%, due to the addition of three employees as well as normal adjustments for vacation accruals and salary increases.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by approximately 13% from $466,000 for the three months ended March 31, 2002 to $528,000 for the three months ended March 31, 2003, which was primarily due to the change in compensation expense of approximately $172,000 related to variable stock option accounting. The Company recorded a credit to selling and administrative expenses of approximately $138,000 compared with compensation expense of approximately $34,000 for the three months ended March 31, 2002 and 2003, respectively.

Excluding the effects of variable stock option accounting, selling and administrative expenses actually decreased by approximately $110,000, or 18%, due to decreased spending in test and research and advertising expenses.

INVESTMENT INCOME

During the three-months ended March 31, 2002, the Company had investments in bonds, for which approximately $59,000 of net investment income was earned. The Company sold substantially all of its bond investments in April and May of 2002.

INTEREST EXPENSE

Interest expense increased by approximately $31,000 due to the amortization of financing costs and interest expense related to the notes payable to stockholder, less the interest expense that the Company incurred on the loan secured by the investment portfolio, which was paid off by April 2002.

LIQUIDITY AND CAPITAL RESOURCES

             As of March 31, 2003, the Company had cash and cash equivalents of approximately $460,000. For the three-month period ended March 31, 2003, net cash used in operating activities was approximately $1,144,000, which primarily resulted from the net loss of approximately $953,000. Net cash used in investing activities was approximately $17,000 for the purchase of property and equipment. Net cash provided by financing activities was approximately $1,012,000 for the period, primarily due to draws taken on the loans provided under a stockholder commitment.

         The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

         At March 31, 2003, the Company had working capital of approximately $1,837,000 and its current ratio (current assets to current liabilities) was
3.09 to 1. The Company's cash burn rate was fairly consistent for the year ended December 31, 2002 but increased in December and through the first quarter of 2003, due to costs associated with the move to the new facility and due to product enhancements that the Company has made which required rework to some of the existing inventory. Management anticipates that these product enhancement costs to existing inventory will be substantially completed by the end of the second quarter of 2003. Currently, cash flows from sales are not sufficient to support the Company's operations. The Company has experienced increased cash flows from 2002 and 2003 sales activity, however, additional cash will still be needed. The Company will continue to try to reduce its burn rate in an effort to achieve positive cash flows from operations.

         During 2000, the Company invested the funds received from its private placements into corporate bonds, certificates of deposit and for a brief period, in international bonds. The investment portfolio was managed by Salomon Smith Barney, who in April 2002 extended a credit line loan to the Company, which was collateralized by the investment portfolio. As of July 2002, the Company had sold all of its investments, the proceeds of which were used to repay the Company's loan on investments in March and April 2002 and to fund operations.

         On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a director, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate (4.25% as of March 31, 2003) payable monthly and become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of March 31, 2003, the Company had drawn $2,500,000 of the available funds.

         On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant.

         Management believes that the commitment received from its stockholder will be sufficient to sustain the Company's operations through December 31, 2003. However, if the commitment does not continue to fund for any reason or budgeted sales levels are not achieved, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2003. The Company is contemplating various other sources of funding such as a private placement, however, there can be no assurance that the Company will complete a private placement or obtain additional funding from any other sources.

         The Company believes it has sufficient cash for the remainder of fiscal year 2003, and while the Company believes it can attain profitable operations in the future, there is no assurance that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations, and there is no assurance that the Company will not have to seek additional financing in the future.

               In May 2002, the Company executed a sixty-eight month agreement to lease a new office and warehouse facility, and moved in December 2002. This new facility, which is located near the former office and warehouse facility, consists of approximately 20,000 square feet for manufacturing and distribution plus 5,000 square feet of office space. The lease includes the option to expand the space up to an additional 24,000 square feet. A $235,000 security deposit was paid, which will be refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no Event of Default, as defined, by the Company. The total minimum lease payments over the term of the lease aggregate approximately $774,000.

         The Company's former office lease expired on March 31, 2003. The Company was obligated to pay rent of approximately $32,000 through that date of which approximately $17,000 of rent expense was accrued in 2002, which was the Company's net obligation for the period that the former office space was vacant.

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

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Puradyn Filter Technologies, Incorporated's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of May 14, 2003, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to May 14, 2003.

Part II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

Certain litigation involving the Company is described in the Company's Form 10-KSB for the year ended December 31, 2002. Subsequent to the filing of such Form 10-KSB, no material developments have occurred with respect to such litigation except in April 2003, the patent owner in the Malt litigation case posed two discovery requests, in order to extend the automatic dismissal of his claim.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.    OTHER INFORMATION

         None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     a)    Exhibits:
            99.1  - Certification of Chief Executive Officer
            99.1  - Certification of Chief Financial Officer

     b)    Reports on Form 8-K.
           None

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, Puradyn Filter Technologies, Incorporated caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



  PURADYN FILTER TECHNOLOGIES, INCORPORATED
  (Registrant)

  By /s/ Lisa M. De La Pointe                               Date:  May 14, 2003
  ----------------------------------------
  Lisa M. De La Pointe, Chief Financial Officer

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

Date: May 14, 2003

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

Date: May 14, 2003

                                          /s/ Lisa M. De La Pointe
                                          ---------------------------
                                          Lisa M. De La Pointe
                                          Chief Financial Officer