Form 10QSB
period 2003-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2003-08-14
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

           For the transition period from ____________ to ____________


                         Commission file number 0-29192
                       -----------------------------------

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
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

                    Issuer's telephone number (561) 547-9499
                    -----------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Puradyn Filter Technologies Incorporated was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,692,164 shares of common stock were outstanding as of August 8, 2003.

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB


Part I.    Financial Information                                                                                     Page

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet - June 30, 2003...........................................       3

                  Condensed Consolidated Statements of Operations - Three months and six months ended
                  June 30, 2003 and 2002.........................................................................       4

                  Condensed Consolidated Statements of Cash Flows - Three months and six months ended
                  June 30, 2003 and 2002.........................................................................       5

                  Notes to Condensed Consolidated Financial Statements......................... .................       6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations..........      14

Part II.   Other Information

Item 1.           Legal Proceedings..............................................................................      21

Item 2.           Changes in Securities and Use of Proceeds......................................................      22

Item 3.           Default Upon Senior Securities.................................................................      22

Item 4.           Submission of Matters to a Vote of Security Holders.............................................     22

Item 5.           Other Information...............................................................................     22

Item 6.           Exhibits and Reports on Form 8-K................................................................     22

Signatures........................................................................................................     23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                                     $    180,879
     Accounts receivable, net of allowance for uncollectible accounts of $20,064        282,083
     Inventories                                                                      1,426,445
     Prepaid expenses and other current assets                                          322,671
                                                                                   ------------
Total current assets                                                                  2,212,078

Property and equipment, net                                                             659,600
Accrued interest receivable - stockholder notes                                          92,840
Deferred financing costs, net                                                           272,650
Other noncurrent assets                                                                 198,584
                                                                                   ------------
Total assets                                                                       $  3,435,752
                                                                                   ============

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                              $    244,277
     Accrued liabilities                                                                405,505
     Current portion of capital lease obligation                                          5,193
     Deferred revenue                                                                   257,885
                                                                                   ------------
Total current liabilities                                                               912,860

Notes payable to stockholder                                                          3,501,900

Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                            --
     Common stock, $.001 par value:
         Authorized shares - 30,000,000; 15,692,164 issued and outstanding               15,692
     Additional paid-in capital                                                      31,952,319
     Stockholder notes receivable                                                      (875,256)
     Accumulated deficit                                                            (32,050,786)
     Accumulated other comprehensive loss                                               (20,977)
                                                                                   ------------
Total stockholders' deficit                                                            (979,008)
                                                                                   ------------
Total liabilities and stockholders' deficit                                        $  3,435,752
                                                                                   ============

See accompanying notes.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                          Three Months Ended             Six Months Ended
                                               June 30,                      June 30,
                                          2003            2002           2003            2002
                                     ------------------------------------------------------------

Net sales                            $    313,036    $    721,986    $  1,065,494    $  1,326,630


Costs and expenses:
        Cost of products sold             478,773         562,042       1,159,698       1,156,783
        Salaries and wages                465,573         433,705         911,592         824,854
        Selling and administrative        496,851         379,948       1,025,022         789,014
                                     ------------------------------------------------------------
                                        1,441,197       1,375,695       3,096,312       2,770,651
                                     ------------------------------------------------------------
Loss from operations                   (1,128,161)       (653,709)     (2,030,818)     (1,444,021)


Other income (expense):
        Investment loss                        --         (87,088)             --         (27,725)
        Interest income                    12,724          12,339          25,448          24,287
        Interest expense                  (81,397)       (109,073)       (144,089)       (140,935)
                                     ------------------------------------------------------------
Total other expense                       (68,673)       (183,822)       (118,641)       (144,373)
                                     ------------------------------------------------------------

Net loss                             $ (1,196,834)   $   (837,531)   $ (2,149,459)   $ (1,588,394)
                                     ============================================================


Basic and diluted loss per common
share                                $      (0.08)   $      (0.05)   $      (0.14)   $      (0.10)
                                     ============================================================

Weighted average common shares
outstanding                            15,683,702      15,576,103      15,673,663      15,561,290
                                     ============================================================

See accompanying notes.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Cash Flows
            For the Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                       Three Months Ended            Six Months Ended
                                                            June 30,                      June 30,
                                                        2003          2002           2003           2002
                                                    --------------------------------------------------------
OPERATING ACTIVITIES
Net cash used in operating activities               $  (779,135)   $(1,033,465)   $(1,923,592)   $(2,376,715)
                                                    --------------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from sales and maturities of
     investments                                             --        435,540             --      5,723,223
   Purchases of property and equipment                  (25,012)       (15,166)       (42,038)       (15,166)
                                                    --------------------------------------------------------
Net cash (used in) provided by investing
     activities                                         (25,012)       420,374        (42,038)     5,708,057
                                                    --------------------------------------------------------
FINANCING ACTIVITIES
   Proceeds from exercise of stock options               30,000         10,950         42,666         97,969
   Proceeds from note payable secured by
     investments                                             --        152,750             --      1,453,250
   Proceeds from notes payable to stockholder           501,900             --      1,501,900             --
   Proceeds from short term loan payable to
     officer                                                 --             --        100,000             --
   Payments on short term loan payable to officer            --             --       (100,000)            --
   Payments on note payable secured by
     investments                                             --       (247,752)            --     (5,434,084)
   Payment of capital lease obligations                  (1,215)        (1,093)        (2,135)        (2,158)
                                                    --------------------------------------------------------
Net cash provided by (used in) financing
     activities                                         530,685        (85,145)     1,542,431     (3,885,023)
                                                    --------------------------------------------------------

Effect of exchange rate changes on cash and cash
     equivalents                                         (5,215)       (34,656)       (28,946)       (28,441)
                                                    --------------------------------------------------------
Decrease in cash and cash equivalents                  (278,677)      (732,892)      (452,145)      (582,122)


Cash and cash equivalents at beginning of period        459,556      1,124,809        633,024        974,039
                                                    --------------------------------------------------------

Cash and cash equivalents at end of period          $   180,879    $   391,917    $   180,879    $   391,917
                                                    ========================================================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                              $    36,197    $     3,073    $    58,028    $    34,935
                                                    ========================================================
NONCASH INVESTING AND FINANCING ACTIVITIES
Net unrealized gain (loss) on available-for-sale
     investments                                    $        --    $    23,695    $        --    $    (4,587)
                                                    ========================================================

Warrants issued for deferred financing costs        $        --    $        --    $   212,500    $   318,000
                                                    ========================================================

Common stock options issued in lieu of officer
cash bonus                                          $        --    $        --    $    80,000    $        --
                                                    ========================================================


See accompanying notes.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2003.

For further information, refer to Puradyn Filter Technologies Incorporated's (the Company) consolidated financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the new statement did not have an effect on the Company's financial position or the results of its operations.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (SFAS 149). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidelines are to be applied prospectively. The provisions of SFAS 149 that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of the new statement did not have an effect on the Company's financial position or the results of its operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both, (SFAS 150). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial position or the results of its operations.

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

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 2,743,137 and 2,487,178 for the three and six-months ended June 30, 2003 and 2002, respectively.

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

Inventories consisted of the following at June 30, 2003:

         Raw materials                                       $1,015,323
         Finished goods                                         411,122
                                                             ----------
                                                             $1,426,445
                                                             ==========
Deferred Financing Costs

The Company capitalizes costs related to obtaining financing and amortizes them using the straight-line method, which approximates the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled approximately $45,000 and $106,000 for the three-months ended June 30, 2003 and 2002, respectively, and approximately $83,000 and $106,000 for the six-months ended June 30, 2003 and 2002, respectively. The deferred financing costs related to the $2.5 million commitment provided by the Company's stockholder, who is also a director, were being amortized over the nine-month draw down period ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003. On March 14, 2003, the Company recorded additional deferred financing costs of $212,500 related to an additional $3.5 million commitment provided by the same stockholder, with a payback date of December 31, 2004. The $212,500 of deferred financing costs are being amortized over the payback period, which is 21.5 months. In addition, the original commitment was amended to extend the repayment period for the $2.5 million commitment through December 31, 2004. Effective March 14, 2003, the Company is amortizing the then remaining deferred financing costs for the $2.5 million commitment prospectively over the extended payback period (see Note 2).

Stock Option Plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (FIN 44), and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS 123. The Company does not record compensation expense using the fair value provisions, because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Pro forma information regarding net loss and loss per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                      2003          2002            2003           2002
                                                  --------------------------------------------------------
Net loss as reported                              $(1,196,834)   $  (837,531)   $(2,149,459)   $(1,588,394)


Stock-based employee compensation cost
     (intrinsic value method)                              --             --             --             --

Fair value method stock option
     (expense) income                                (262,473)       106,485       (616,918)      (411,484)
                                                  --------------------------------------------------------
Pro forma net loss                                $(1,459,307)   $  (731,046)   $(2,766,377)   $(1,999,878)
                                                  ========================================================

Loss per common share:
  Basic and diluted loss as reported              $     (0.08)   $     (0.05)   $     (0.14)   $     (0.10)
  Basic and diluted loss pro forma                $     (0.09)   $     (0.05)   $     (0.18)   $     (0.13)

Weighted average fair value per option
   granted during the period(1)                   $      2.60    $      3.66    $      1.56    $      3.32
Assumptions:

      Average risk free interest rate                    2.42%          4.00%          1.58%          4.00%
      Average Volatility Factor                         1.261          1.256          1.194          1.256
      Expected Dividend Yield                               0%             0%             0%             0%
      Expected Life (in years)                              5              5           4.43              5

(1) A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying condensed consolidated financial statements.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

During the three-months ended March 31, 2003, the Company recognized revenue on several shipments of product to one of its largest customers. Under the terms of the arrangement with the customer, the Company received full payment for these shipments during the three-months ended June 30, 2003. These shipments met the criteria for revenue recognition under SAB 101 as of March 31, 2003. In August 2003, the Company and the customer mutually agreed that the customer would, at the customer's cost, return a portion of the shipment to the Company, the Company would perform certain product enhancements, and the Company would then, at the customer's cost, ship the enhanced product back to the customer. These enhancements, which were not required to correct any product quality or performance issues, will enable the customer to expand and broaden its industry market targets. As of the date of this filing, the Company has completed the enhancements on and shipped approximately one half of the returned product to the customer, and the Company expects to complete the enhancements on and ship the remainder of the product to the customer before August 31, 2003.

During the three-months ended June 30, 2003, in accordance with the requirements of SFAS No. 48, Revenue Recognition When Right of Return Exists (SFAS 48) and SAB 101, the Company has recorded a provision for sales returns of approximately $146,000, and a corresponding reduction in the cost of products sold of approximately $107,000, related to the product returned for enhancements. The Company will recognize revenue and cost of products sold upon shipment of the enhanced product to the customer, which, as described above, will be completed during the three-months ended September 30, 2003.

Product Warranty Costs

In connection with the Company's adoption of FASB Interpretation No. 45 (FIN
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company is including the following disclosure applicable to its product warranties.

The Company accrues for warranty costs for the expected material and labor costs to provide warranty replacement product. The methodology used in determining liability for warranty cost is based upon historical information and experience. The Company's warranty reserve is calculated as the gross sales multiplied by the warranty expense return rate. The Company is currently in the process of accumulating data for its warranty accrual methodology. As of June 30, 2003, accrued warranty expense was approximately $52,000, which is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130), establishes rules for reporting and display of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions reported in the consolidated statement of changes in stockholders' equity. Comprehensive income transactions that apply to the Company result from changes in the market value of the available-for-sale investments and changes in exchange rates from translating the financial statements of the Company's foreign subsidiary.

Comprehensive loss consisted of the following for the three and six-months ended June 30, 2003 and 2002:

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      JUNE 30,                      JUNE 30,
                                                2003           2002            2003             2002
                                             --------------------------------------------------------
Net loss                                     $(1,196,834)   $  (837,531)   $(2,149,459)   $(1,588,394)
                                             --------------------------------------------------------

Other comprehensive income (loss):
   Unrealized loss on available
    for-sale securities                               --        (70,958)            --        (97,872)
   Less:  Reclassification adjustment for
    losses included in net loss                       --         94,653             --         93,285
                                             --------------------------------------------------------
   Net unrealized gain (loss) on
    available-for-sale securities                     --         23,695             --         (4,587)
   Foreign currency translation adjustment        (5,215)       (34,656)       (28,946)       (28,441)
                                             --------------------------------------------------------
Total other comprehensive loss                    (5,215)       (10,961)       (28,946)       (33,028)
                                             --------------------------------------------------------

Comprehensive loss                           $(1,202,049)   $  (848,492)   $(2,178,405)   $(1,621,422)
                                             ========================================================

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since its inception and has used net cash in operations of approximately $1,924,000 and $2,377,000 during the six-months ended June 30, 2003 and 2002, respectively. As a result, the Company has had to rely principally on private debt and equity funding, including the conversion of debt into stock, to fund its activities to date.

The Company has experienced increased cash flows from 2002 and first quarter 2003 sales activity, however, additional cash will be needed to support operations. During the first seven months of 2002, the Company sold its remaining investments, the proceeds of which were used to repay the Company's loan on investments in April 2002 and to fund operations.

On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a director, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate (4% as of June 30, 2003) payable monthly and become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 3). As of June 30, 2003, the Company had drawn $2.5 million of the available funds.

On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 3). As of June 30, 2003, the Company had drawn $1.0 million of the available funds.

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

3. STOCK-BASED COMPENSATION

During the three and six-month periods ended June 30, 2003, the Company recognized approximately $95,000 and $129,000, respectively, of compensation expense (under the intrinsic value method), relating to variable option awards outstanding, which is included in selling and administrative expenses. During the three and six-month periods ended June 30, 2002, the Company recorded a credit to operations of approximately $180,000 and $318,000, respectively.

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

During the six-months ended June 30, 2003 and 2002, employees of the Company exercised 43,775 and 81,500, respectively of common stock options. The Company received $42,666 and $98,000, respectively, in proceeds in exchange for the shares issued. The Company received $20,000 of proceeds in April 2003 related to stock option exercises that were transacted during the three-month period ended March 31, 2003.

4. NOTE PAYABLE TO STOCKHOLDER

As of June 30, 2003, the Company has drawn a total of $3,501,900 from two available lines-of-credit, which are provided by a stockholder, who is also a director, of the Company (see Notes 2 and 3). Amounts drawn bear interest at the prime rate (4% as of June 30, 2003) payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $3 million for the initial commitment of $2.5 million and over $7 million for both the $2.5 and $3.5 million commitments in the aggregate. For the three and six-months ended June 30, 2003 and 2002, the Company recorded approximately $35,000 and zero, and $59,000 and zero, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

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

In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $20,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000, the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but has paid the additional judgment. Thereafter, on February 22, 2002, the trial court ordered the Company to pay the sum of $18,049 for the patent owner's attorney's fees and court costs, for which the Company posted a bond in the amount of $22,238 to secure payment. That order was appealed and combined with the first appeal. On April 24th, 2002, the judgment for attorney's fees and court costs was reversed. In May 2002, the bond was discharged and in June 2002, the funds were released to the Company. In April 2003, the patent owner posed two discovery requests, in order to extend the automatic dismissal of his claim. The Company does not believe the likelihood of an unfavorable outcome is probable.

In August 2003, the Company agreed to pay severance to a former employee who resigned in May 2003. An accrual for the severance of $5,000 is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet.

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

         The Company directly and/or with the assistance of its sales representatives, warehouse distributors, dealers or other agents, markets its products primarily to national accounts. Typically these larger customers, and some smaller customers, have required an evaluation period, usually ranging from three to twelve months, to ensure that the Company's products perform as advertised. Management believes that this evaluation period will continue to be shortened as the Company's products gain wider acceptance and support from well-known customers and OEM's. Based on the results from some of the evaluations and from orders placed, the Company has experienced a significant increase in revenues in 2002 and the first quarter of 2003; however there can be no assurance that revenues for the remainder of 2003 or beyond will meet or exceed management's expectations.

         The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to certain customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying condensed consolidated financial statements. Management believes, based on past experience and future expectations, that such limited return rights and warranties will not have a material adverse effect on the Company's financial statements.

         During the three-months ended March 31, 2003, the Company recognized revenue on several shipments of product to one of its largest customers. Under the terms of the arrangement with the customer, the Company received full payment for these shipments during the three-months ended June 30, 2003. These shipments met the criteria for revenue recognition under SAB 101 as of March 31, 2003. In August 2003, the Company and the customer mutually agreed that the customer would, at the customer's cost, return a portion of the shipment to the Company, the Company would perform certain product enhancements, and the Company would then, at the customer's cost, ship the enhanced product back to the customer. These enhancements, which were not required to correct any product quality or performance issues, will enable the customer to expand and broaden its industry market targets. As of the date of this filing, the Company has completed the enhancements on and shipped approximately one half of the returned product to the customer, and the Company expects to complete the enhancements on and ship the remainder of the product to the customer before August 31, 2003.

         During the three-months ended June 30, 2003, in accordance with the requirements of SFAS No. 48, Revenue Recognition When Right of Return Exists (SFAS 48) and SAB 101, the Company has recorded a provision for sales returns of approximately $146,000, and a corresponding reduction in the cost of products sold of approximately $107,000, related to the product returned for enhancements. The Company will recognize revenue and cost of products sold upon shipment of the enhanced product to the customer, which, as described above, will be completed during the three-months ended September 30, 2003.

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

Revenue Recognition

         Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the provisions issued in SAB No. 101, Revenue Recognition in Financial Statements. Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured. The Company provides for sales returns based on an historical returns analysis. The estimate is updated for current return activity and the provision is adjusted accordingly. Should actual returns exceed management's estimates, the provision may require further adjustment and accordingly, net sales may decrease.

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

Estimation of Product Warranty Cost

         The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company accrues for warranty costs for the expected material and labor costs to provide warranty services. The methodology used in determining liability for product warranty services was based upon historical information and experience. The Company's warranty reserve is calculated as the gross sales volume multiplied by the historical warranty expense rate. While the Company engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE-MONTHS ENDED JUNE 30, 2002

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended June 30, 2003 to the three-months ended June 30, 2002:

                 (In thousands)                     Three Months Ended June 30,
                                                  -----------------------------
                                                    2003      2002      Change
                                                  -----------------------------

         Net sales                                $   313    $   722    $  (409)
                                                  -----------------------------
         Costs and expenses:
           Cost of products sold                      479        562        (83)
           Salaries and wages                         466        434         32
           Selling and administrative                 497        380        117
                                                  -----------------------------
         Total costs and expenses                   1,442      1,376         66
                                                  -----------------------------

         Other income (expense):
            Investment loss                            --        (87)        87
            Interest income                            13         12          1
            Interest expense                          (81)      (109)        28
                                                  -----------------------------
         Total other income (expense)                 (68)      (184)       116
                                                  -----------------------------
         Net loss                                 $(1,197)   $  (838)   $  (359)
                                                  =============================

NET SALES

Net sales decreased by approximately 57% from approximately $722,000 in 2002 to approximately $313,000 in 2003 primarily as a result of a reduction in orders placed by one of the Company's significant customers in 2002, who has reduced their expenditures due to the economy, industry trends and excess assets from an acquisition. The Company, in accordance with the requirements of SFAS 48 and SAB 101, recorded a provision for sales returns of approximately $146,000 related to a product enhancement exchange, which was not required to correct any product quality or performance issues. The revenue will be recognized upon reshipment of the enhanced product, which will be completed by August 31, 2003 (for further details see "General" section above). In addition, the Company recognized net sales of approximately $85,000 during the three-months ended June 30, 2002 from prior period warranty related sales deferrals, representing 12% of net sales for the 2002 period.

Sales to one customer accounted for approximately 41% of net sales for the three-months ended June 30, 2003. For the three-months ended June 30, 2002, a different single customer accounted for approximately 30% of net sales. Despite the Company's overall sales decrease for the three-months ended June 30, 2003, the UK subsidiary's net sales increased 36% over the three-month period ended June 30, 2002.


COST OF PRODUCTS SOLD

Cost of products sold decreased by approximately 15% from $562,000 in 2002 to $479,000 in 2003. Material costs decreased approximately $75,000 due to decreased net sales and by approximately $102,000 for the net accrual related to the above described product enhancement. Excluding the effect of these two items, a 3% increase is primarily due to the increased manufacturing overhead costs of approximately $53,000, resulting from the move to a larger manufacturing facility at the end of 2002 and the addition of a quality control technician, a purchasing agent and increased freight costs due to more overseas shipments, which totaled approximately $41,000.

SALARIES AND WAGES

Salaries and wages increased approximately $32,000, or 7%, due to the addition of three employees as well as normal adjustments for vacation accruals and salary increases.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by approximately 31% from $380,000 for the three-months ended June 30, 2002 to $497,000 for the three-months ended June 30, 2003, which was primarily due to an increase in stock-based compensation expense of approximately $128,000 related to variable stock option accounting. The Company recorded a net credit to selling and administrative expense of approximately $33,000 compared with compensation expense of approximately $95,000 for the three months ended June 30, 2002 and 2003, respectively, relating to certain awards.

Excluding the effects of stock-based compensation, selling and administrative expenses actually decreased by approximately $11,000, or 3%, due to decreased spending in engineering and advertising expenses. The primary reason for decreased spending in engineering is attributed to the diminishing requirements of engineering development of the PFT family of product, which is now in full production. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of the Company's common stock, the Company cannot predict the impact of stock-based compensation expense on operations in the future.

INVESTMENT LOSS

During the three-months ended June 30, 2002, approximately $87,000 of net investment loss was recorded when the Company sold substantially all of its bond investments in April and May of 2002.

INTEREST EXPENSE

Interest expense decreased by approximately $28,000 due to the change in the amortization period of the deferred financing costs from nine months to thirty months based on amendments to the payback period of the stockholder note, resulting in a reduction in financing costs of approximately $60,000, which was offset by the interest expense incurred related to the outstanding principal of the notes payable to a stockholder of approximately $35,000.

RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX-MONTHS ENDED JUNE 30, 2002

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the six-months ended June 30, 2003 to the six-months ended June 30, 2002:


             (In thousands)                         Six Months Ended June 30,
                                                 -----------------------------
                                                   2003       2002     Change
                                                 -----------------------------
         Net sales                               $ 1,065    $ 1,327    $  (262)
                                                 -----------------------------
         Costs and expenses:
           Cost of products sold                   1,160      1,157          3
           Salaries and wages                        912        825         87
           Selling and administrative              1,025        789        236
                                                 -----------------------------
         Total costs and expenses                  3,097      2,771        326
                                                 -----------------------------
         Other income (expense):
            Investment loss                           --        (28)        28
            Interest income                           26         25          1
            Interest expense                        (144)      (141)        (3)
                                                 -----------------------------
         Total other income (expense)               (118)      (144)        26
                                                 -----------------------------
         Net loss                                $(2,150)   $(1,588)   $  (562)
                                                 =============================

NET SALES

Net sales decreased by approximately 20% from approximately $1,327,000 in 2002 to approximately $1,065,000 in 2003. The Company, in accordance with the requirements of SFAS 48 and SAB 101, recorded a provision for sales returns of approximately $146,000 related to a product enhancement exchange, which was not required to correct any product quality or performance issues. The revenue will be recognized upon reshipment of the enhanced product, which will be completed by August 31, 2003 (for further details see "General" section above). Excluding this transaction, net sales decreased by approximately 9%, primarily as a result of a reduction in orders of over 83%, placed by one of the Company's significant customers in 2002, who reduced their expenditures due to the economy, industry trends and excess assets from an acquisition. This decrease is partially offset by the commencement of the Company's strategic alliance with Honeywell's Consumer Products Group (HCPG) coupled with continued sales to international OEM's and work with specific strategic customers.

Sales to two customers individually accounted for approximately 30% and 19% (for a total 49%) of net sales for the six-months ended June 30, 2003. For the six-months ended June 30, 2002, one customer accounted for approximately 40% of net sales. The UK subsidiary's net sales of approximately $380,000 and $275,000, contributed 36% and 21% of total net sales for the six-month periods ended June 30, 2003 and June 30, 2002, respectively, an increase of 38% over the six-months ended June 30, 2002.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately $3,000 from $1,157,000 in 2002 to $1,160,000 in 2003. Material costs decreased approximately $43,000 due to the decrease in actual sales of 9% and by approximately $102,000 for the net accrual related to the above described product enhancement. Excluding the effect of these two items the increase is primarily due to the increased manufacturing overhead costs of approximately $77,000, resulting from the move to a larger manufacturing facility at the end of 2002, the addition of a quality control technician, two direct laborers, a purchasing agent and increased freight costs due to more overseas shipments, which totaled approximately $73,000. The direct labor was added in the first quarter due to the increased sales volumes, however, was reduced at the end of the second quarter due to reduced sales volumes. The Company is in the process of obtaining 9001:2000 certification from the International Standardization Organization (ISO) and therefore added personnel to accomplish this task.

SALARIES AND WAGES

Salaries and wages increased approximately $87,000, or 11%, due to the addition of three employees as well as normal adjustments for vacation accruals and salary increases.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by approximately 30% from $789,000 for the six months ended June 30, 2002 to $1,025,000 for the six months ended June 30, 2003, which was primarily due to an increase in compensation expense of approximately $300,000 related to variable stock option accounting. The Company recorded compensation expense of approximately $129,000 compared with a net credit to selling and administrative expenses of approximately $171,000 for the six-months ended June 30, 2003 and 2002, respectively, related to certain stock option awards.

Excluding the effects of stock-based compensation, selling and administrative expenses actually decreased by approximately $64,000, or 7%, due to decreased spending in engineering and sales and marketing expenses. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of the Company's common stock, the Company cannot predict the impact of stock-based compensation expense on operations in the future.

INVESTMENT INCOME

During the six-months ended June 30, 2002, the Company had investments in bonds, for which approximately $28,000 of net investment loss was incurred. The Company sold substantially all of its bond investments in April and May of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003, the Company had cash and cash equivalents of approximately $181,000. For the six-month period ended June 30, 2003, net cash used in operating activities was approximately $1,924,000, which primarily resulted from the net loss of approximately $2,150,000. Net cash used in investing activities was approximately $42,000 for the purchase of property and equipment. Net cash provided by financing activities was approximately $1,542,000 for the period, primarily due to draws taken on the loans provided under stockholder commitments.

         The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

         At June 30, 2003, the Company had working capital of approximately $1,299,000 and its current ratio (current assets to current liabilities) was
2.42 to 1. The Company's cash burn rate was fairly consistent for the year ended December 31, 2002 but increased in December 2002 and into 2003, due to costs associated with the move to the new facility and due to product enhancements that the Company has made which required rework to some of the existing inventory. The product enhancement costs to existing inventory were completed by the end of the second quarter of 2003. Currently, cash flows from sales are not sufficient to support the Company's operations. The Company has experienced increased cash flows from 2002 and 2003 first quarter sales activity, however, additional cash will still be needed. The Company continues to try to reduce its burn rate in an effort to achieve positive cash flows from operations.

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

         On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a director, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate (4% as of June 30, 2003) payable monthly and become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of June 30, 2003, the Company had drawn $2.5 million of the available funds.

         On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of June 30, 2003, the Company had drawn $1.0 million of the available funds.

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

Impact of Inflation

         Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users' cost/benefit analysis as to the use of the Company's products.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Puradyn Filter Technologies Incorporated's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of August 14, 2003, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to August 14, 2003.

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

ITEM 3.    DEFAULT UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           a) Exhibits:

              31.1        Certification of Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002

              31.2        Certification of Chief Financial Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002

              32.1        Certification of Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

              32.2        Certification of Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

           b) Reports on Form 8-K. None

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, Puradyn Filter Technologies Incorporated caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PURADYN FILTER TECHNOLOGIES INCORPORATED
(Registrant)

By /s/ Lisa M. De La Pointe                             Date:  August 14, 2003
----------------------------------------
Lisa M. De La Pointe, Chief Financial Officer