Form 10QSB
period 2003-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2003-11-13
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark one)

{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

       For the transition period from ________________ to ________________

                         Commission file number 0-29192

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                     14-1708544
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2017 High Ridge Road, Boynton Beach, Florida                33426
--------------------------------------------             ----------
  (Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number (561) 547-9499

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,692,164 shares of common stock were outstanding as of November 13, 2003.

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB

Part I.  Financial Information

                                                                                                                        Page
                                                                                                                        ----
Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet - September 30, 2003..........................................    3

                  Condensed Consolidated Statements of Operations - Three months and nine months ended
                  September 30, 2003 and 2002........................................................................    4

                  Condensed Consolidated Statements of Cash Flows - Three months and nine months ended
                  September 30, 2003 and 2002........................................................................    5

                  Notes to Condensed Consolidated Financial Statements................................................   6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations...............  14

Part II.  Other Information

Item 1.           Legal Proceedings...................................................................................  21

Item 2.           Changes in Securities and Use of Proceeds...........................................................  22

Item 3.           Default Upon Senior Securities......................................................................  22

Item 4.           Submission of Matters to a Vote of Security Holders.................................................  22

Item 5.           Other Information.................................................................................... 22

Item 6.           Exhibits and Reports on Form 8-K....................................................................  22

Signatures............................................................................................................  23


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                                     $    255,313
     Accounts receivable, net of allowance for uncollectible accounts of $39,152        174,775
     Inventories                                                                      1,250,553
     Prepaid expenses and other current assets                                          238,936
                                                                                   ------------
Total current assets                                                                  1,919,577

Property and equipment, net                                                             684,406
Accrued interest receivable - stockholder notes                                         104,955
Deferred financing costs, net                                                           227,209
Other noncurrent assets                                                                 198,583
                                                                                   ------------
Total assets                                                                       $  3,134,730
                                                                                   ============

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                              $    128,037
     Accrued liabilities                                                                430,353
     Current portion of capital lease obligation                                          3,946
     Deferred revenue                                                                    80,743
                                                                                   ------------
Total current liabilities                                                               643,079

Notes payable to stockholder                                                          4,501,900

Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                            --
     Common stock, $.001 par value:
         Authorized shares - 30,000,000; 15,692,164 issued and outstanding               15,692
     Additional paid-in capital                                                      31,835,855
     Stockholder notes receivable                                                      (875,256)
     Accumulated deficit                                                            (32,960,300)
     Accumulated other comprehensive loss                                               (26,240)
                                                                                   ------------
Total stockholders' deficit                                                          (2,010,249)
                                                                                   ------------
Total liabilities and stockholders' deficit                                        $  3,134,730
                                                                                   ============


See accompanying notes.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                          Three Months Ended              Nine Months Ended
                                             September 30,                  September 30,
                                        2003            2002            2003             2002
                                    ------------    ------------    ------------    ------------
Net sales                           $    507,417    $    293,217    $  1,572,911    $  1,619,847

Costs and expenses:
     Cost of products sold               620,522         355,396       1,787,450       1,512,179
     Salaries and wages                  427,308         423,379       1,338,900       1,248,233
     Selling and administrative          292,903         312,199       1,310,695       1,101,213
                                    ------------    ------------    ------------    ------------
                                       1,340,733       1,090,974       4,437,045       3,861,625
                                    ------------    ------------    ------------    ------------
Loss from operations                    (833,316)       (797,757)     (2,864,134)     (2,241,778)

Other income (expense):
        Investment loss                       --         (14,065)             --         (76,025)
        Interest income                   13,078          14,507          38,526          38,794
        Interest expense                 (89,276)        (38,620)       (233,365)       (145,320)
                                    ------------    ------------    ------------    ------------
Total other expense                      (76,198)        (38,178)       (194,839)       (182,551)
                                    ------------    ------------    ------------    ------------
Net loss                            $   (909,514)   $   (835,935)   $ (3,058,973)   $ (2,424,329)
                                    ============    ============    ============    ============

Basic and diluted loss per common
share                               $      (0.06)   $      (0.05)   $      (0.20)   $      (0.16)
                                    ============    ============    ============    ============

Weighted average common shares
outstanding                           15,692,164      15,597,551      15,679,898      15,573,510
                                    ============    ============    ============    ============


See accompanying notes.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Cash Flows
         For the Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                        2003            2002          2003          2002
                                                    ------------   ------------   -----------   -----------
OPERATING ACTIVITIES
Net cash used in operating activities               $  (851,553)   $  (610,169)   $(2,775,145)  $(2,986,884)
                                                    -----------    -----------    -----------   -----------
INVESTING ACTIVITIES
   Proceeds from sales and maturities of
     investments                                             --         85,000             --     5,808,223

   Purchases of property and equipment                  (67,503)       (79,737)      (109,541)      (94,903)

   Investment in patents and trademarks                      --        (47,366)            --       (47,366)
                                                    -----------    -----------    -----------   -----------
Net cash (used in) provided by investing
     activities                                         (67,503)       (42,103)      (109,541)    5,665,954
                                                    -----------    -----------    -----------   -----------
FINANCING ACTIVITIES
   Proceeds from exercise of stock options                   --         26,393         42,666       124,362

   Proceeds from note payable secured by
     investments                                             --             --             --     1,453,250

   Proceeds from notes payable to stockholder         1,000,000        500,000      2,501,900       500,000
   Proceeds from short term loan payable to
     officer                                                 --             --        100,000            --

   Payments on short term loan payable to officer            --             --       (100,000)           --
   Payments on note payable secured by
     investments                                             --        (10,926)            --    (5,445,010)

   Payment of capital lease obligations                  (1,247)        (1,122)        (3,382)       (3,280)
                                                    -----------    -----------    -----------   -----------
Net cash provided by (used in) financing
     activities                                         998,753        514,345      2,541,184    (3,370,678)
                                                    -----------    -----------    -----------   -----------
Effect of exchange rate changes on cash and cash
     equivalents                                         (5,263)        (4,214)       (34,209)      (32,655)
                                                    -----------    -----------    -----------   -----------
Increase (decrease) in cash and cash equivalents         74,434       (142,141)      (377,711)     (724,263)

Cash and cash equivalents at beginning of period        180,879        391,917        633,024       974,039
                                                    -----------    -----------    -----------   -----------
Cash and cash equivalents at end of period          $   255,313    $   249,776    $   255,313   $   249,776
                                                    ===========    ===========    ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                              $    43,526    $     1,637    $   101,554   $    36,573
                                                    ===========    ===========    ===========   ===========
NONCASH INVESTING AND FINANCING ACTIVITIES

Net unrealized loss on available-for-sale
     investments                                    $        --    $    (4,587)   $        --   $   (85,619)
                                                    ===========    ===========    ===========   ===========
Warrants issued for deferred financing costs        $        --    $        --    $   212,500   $   318,000
                                                    ===========    ===========    ===========   ===========
Common stock options issued in lieu of officer
cash bonus                                          $        --    $        --    $    80,000   $        --
                                                    ===========    ===========    ===========   ===========

See accompanying notes.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2003.

For further information, refer to Puradyn Filter Technologies Incorporated's (the Company) consolidated financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections (SFAS 145). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishments of debt and allows extraordinary accounting treatment for early extinguishments only when the provisions of Accounting Principles Board (APB) 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, are met. This statement also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 became effective for the Company on January 1, 2003. The adoption of the new statement did not have an effect on the Company's financial position or the results of its operations.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The guidelines are to be applied prospectively. The provisions of SFAS 149 that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of the new statement did not have an effect on the Company's financial position or the results of its operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both (SFAS 150). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the new statement did not have an effect on the Company's financial position or the results of its operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that certain guarantees be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements under FIN 45 for the year ended December 31, 2002 and has adopted the initial recognition and initial measurement provisions for any guarantees issued or modified after December 31, 2002. The adoption of the new interpretation did not have an effect on the Company's financial position or the results of its operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 (FIN 46), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For a variable interest in a variable interest entity created before February 1, 2003, the recognition provisions of FIN 46 apply to that entity as of the first interim period ending after December 15, 2003. The Company does not believe that the adoption of this interpretation will have a material effect on its financial position or the results of its operations.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Puradyn Filter Technologies Ltd (PFTL). All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 2,753,570 for the three and nine-months ended September 30, 2003 and 2,626,129 for the three and nine-months ended September 30, 2002.

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

Inventories consisted of the following at September 30, 2003:

           Raw materials                               $         978,189
           Finished goods                                        272,364
                                                       -----------------
                                                       $       1,250,553
                                                       =================

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled approximately $45,000 and $35,000 for the three-months ended September 30, 2003 and 2002, respectively, and approximately $129,000 and $141,000 for the nine-months ended September 30, 2003 and 2002, respectively. The deferred financing costs related to the $2.5 million commitment provided by the Company's stockholder, who is also a director, totaled $318,000 and were being amortized over the nine-month draw down period ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003. On March 14, 2003, the Company recorded additional deferred financing costs of $212,500 related to an additional $3.5 million commitment provided by the same stockholder, with a payback date of December 31, 2004. The $212,500 of deferred financing costs is being amortized over the payback period, which is 21.5 months. In addition, the repayment period for the $2.5 million commitment was extended to December 31, 2004. Effective March 14, 2003, the Company is amortizing the then remaining deferred financing costs for the $2.5 million commitment prospectively over the extended payback period (see Note 2).

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

Pro forma information regarding net loss and loss per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                       September 30,
                                                2003              2002              2003              2002
                                         ------------------- ---------------- ----------------- -----------------
Net loss as reported                     $     (909,514)    $     (835,935)    $   (3,058,973)    $   (2,424,329)

Stock-based employee compensation cost
     (intrinsic value method)                        --                 --                 --                 --

Fair value method stock option expense         (299,348)          (480,699)          (916,266)          (908,646)
                                         --------------     --------------     --------------     --------------
Pro forma net loss
                                         $   (1,208,862)    $   (1,316,634)    $   (3,975,239)    $   (3,332,975)
                                         ==============     ==============     ==============     ==============
Loss per common share:

  Basic and diluted loss as reported     $        (0.06)    $        (0.05)    $        (0.20)    $        (0.16)

  Basic and diluted loss pro forma       $        (0.08)    $        (0.08)    $        (0.25)    $        (0.21)

Weighted average fair value per option
   granted during the period(1)          $         1.83     $         2.29     $         1.62     $         2.66

Assumptions:

     Average Risk Free Interest Rate               3.18%              4.00%              1.95%              4.00%
     Average Volatility Factor                    1.237              1.256              1.203              1.256
     Expected Dividend Yield                          0%                 0%                 0%                 0%
     Expected Life (in years)                         5                  5               4.56                  5


(1) A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectibility is reasonably assured in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying condensed consolidated financial statements.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

During the three-months ended March 31, 2003, the Company recognized revenue on several shipments of product to one of its largest customers. Under the terms of the arrangement with the customer, the Company received full payment for these shipments during the three-months ended June 30, 2003. These shipments met the criteria for revenue recognition under SAB 101 as of March 31, 2003. In August 2003, the Company and the customer mutually agreed that the customer would, at the customer's cost, return a portion of the shipment to the Company, the Company would perform certain product enhancements, and the Company would then, at the customer's cost, ship the enhanced product back to the customer. These enhancements, which were not required to correct any product quality or performance issues, will enable the customer to expand and broaden its industry market targets. As of September 30, 2003, the Company has completed the enhancements on and shipped all of the returned product to the customer.

During the three-months ended June 30, 2003, in accordance with the requirements of SFAS No. 48, Revenue Recognition When Right of Return Exists (SFAS 48) and SAB 101, the Company recorded a provision for sales returns of approximately $146,000, and a corresponding reduction in the cost of products sold of approximately $107,000, related to the product returned for enhancements. The Company recognized revenue and cost of products sold upon shipment of the enhanced product to the customer, which, as described above, was completed during the three-months ended September 30, 2003.

Product Warranty Costs

In connection with the adoption of FIN 45, the Company is including the following disclosure applicable to its product warranties.

The Company accrues for warranty costs for the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company's warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate. Deferred revenue of approximately $37,000, which is related to the replacement of warranty products and accrued warranty expense of approximately $47,000, which is included in accrued liabilities, are included in the accompanying condensed consolidated balance sheet as of September 30, 2003.

The following table shows the changes in the aggregate product warranty liability for the nine-month period ended September 30, 2003:

         Balance as of December 31, 2002                      $ 46,607
         Less: Payments made                                   (21,651)
               Change in prior period estimate                 (10,856)
         Add: Provision for current period warranties           33,344
                                                              --------
         Balance as of September 30, 2003                     $ 47,444
                                                              ========

Guarantees

In August 2003, the Company made a guarantee to its wholly owned subsidiary, PFTL, that it will provide cash for working capital on an as needed basis for a minimum period of twelve months. The guarantee was provided as assurance that they will continue as a going concern for 2003. This guarantee is excluded from the recognition and measurement provisions of FIN 45, as it relates to a wholly owned consolidated subsidiary.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130), establishes rules for reporting and display of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions reported in the consolidated statement of changes in stockholders' deficit. Comprehensive income transactions that apply to the Company result from changes in the market value of the available-for-sale investments and changes in exchange rates from translating the financial statements of the Company's foreign subsidiary.

Comprehensive loss consisted of the following for the three and nine-months ended September 30, 2003 and 2002:

                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                    September 30,
                                                 2003           2002           2003              2002
                                             -----------    -----------    -----------    -----------------
Net loss                                     $  (909,514)   $  (835,935)   $(3,058,973)      $(2,424,329)
                                             -----------    -----------    -----------       -----------

Other comprehensive income loss:
   Unrealized loss on available
      for-sale securities                             --         (4,587)            --           (85,619)

   Less:  Reclassification adjustment for
        losses included in net loss                   --          4,587             --            85,619
                                             -----------    -----------    -----------       -----------
   Net unrealized loss on
        available-for-sale securities                 --             --             --                --

   Foreign currency translation adjustment        (5,263)        (4,214)       (34,209)          (32,655)
                                             -----------    -----------    -----------       -----------
Total other comprehensive loss
                                                  (5,263)        (4,214)       (34,209)          (32,655)
                                             -----------    -----------    -----------       -----------

Comprehensive loss                           $  (914,777)   $  (840,149)   $(3,093,182)      $(2,456,984)
                                             ===========    ===========    ===========       ===========


Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since its inception and has used net cash in operations of approximately $2,775,000 and $2,987,000 during the nine-months ended September 30, 2003 and 2002, respectively. As a result, the Company has had to rely principally on private debt and equity funding, including the conversion of debt into stock, to fund its activities to date.

The Company has experienced increased cash flows from 2002 and first quarter 2003 sales activity. However, additional cash will be needed to support operations. During the first seven months of 2002, the Company sold its remaining investments, the proceeds of which were used to repay the Company's loan on investments in April 2002 and to fund operations.

On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a director, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the

Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate (4% as of September 30, 2003) payable monthly and become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 3). As of September 30, 2003, the Company had drawn the entire $2.5 million of the available funds.

On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate (4% as of September 30, 2003) payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 3). As of September 30, 2003, the Company had drawn $2.0 million of the available funds.

Management believes that the commitment received from its stockholder will be sufficient to sustain the Company's operations through December 31, 2003. However, if the commitment does not continue to fund for any reason or budgeted sales levels are not achieved, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2003. The Company is in the process of securing other sources of funding such as a private placement. However, there can be no assurance that the Company will complete a private placement or obtain additional funding from any other sources.

3. STOCK-BASED COMPENSATION

During the three-month periods ended September 30, 2003 and September 30, 2002, the Company recognized a credit to compensation expense (under the intrinsic value method) of approximately $116,000 and $129,000, respectively, relating to outstanding variable option awards, which is included in selling and administrative expenses. During the nine-month periods ended September 30, 2003 and September 30, 2002, the Company recorded compensation expense of approximately $13,000 and a credit to compensation expense of approximately $447,000, respectively.

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

On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003 (see Note 2). In consideration, the Company granted the stockholder 125,000 common stock purchase warrants. The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.70%, volatility factors of the expected market price of the Company's common stock of 1.142, a dividend yield of zero, and a weighted average expected life of 4 years. The warrants have an exercise price of $2.25. The estimated fair value of the warrants of $212,500 was recorded as a deferred charge and is being amortized through the repayment period, which is December 31, 2004.

During the nine-months ended September 30, 2003 and 2002, employees of the Company exercised 43,775 and 126,100, respectively of common stock options. The Company received $42,666 and $124,000, respectively, in proceeds in exchange for the shares issued.

4. NOTES PAYABLE TO STOCKHOLDER

As of September 30, 2003, the Company has drawn a total of $4,501,900 from the two available lines-of-credit, which are provided by a stockholder, who is also a director, of the Company (see Notes 2 and 3). Amounts drawn bear interest at the prime rate (4% as of September 30, 2003) payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $3 million for the initial commitment of $2.5 million and over $7 million for both the $2.5 and $3.5 million commitments in the aggregate. For the three and nine-months ended September 30, 2003 and 2002, the Company recorded approximately $42,500 and $3,000, and $101,500 and $3,000, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

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

         Through 1997, the Company had minimal revenues from its distribution network, which caused the Company to change its sales strategy. In 1998, the Company changed its name from T/F Purifiner, Inc. to Puradyn Filter Technologies Incorporated in anticipation of its new business plan. The Company reduced its workforce and operational overhead in an effort to reduce cash expenditures until it had sufficient funds to support operations based on its new sales plan. The Company began to refocus its sales effort toward the development of commercial relationships with original equipment manufacturers ("OEM's") and companies having medium to large size fleets of vehicles, as well as the expansion of its international and domestic distribution networks. As part of this refocus, the Company announced a strategic relationship in September 2002, with Honeywell's Consumer Products Group, the manufacturer of FRAM oil filters, under which the PuraDYN system will be sold to Honeywell and co-branded with the FRAM trademark name. The co-branded product will be distributed through Honeywell's Consumer Products Group's distribution network to offer a complete filtration system in conjunction with FRAM's full flow filter so as to significantly reduce both large and small particle contamination in the lubricating oil. Honeywell's Consumer Products Group also includes the Prestone(R), Autolite(R) and Holts(R) brands and is a subsidiary of Honeywell, Inc. There can be no assurance, however, that the Company's sales efforts or strategic relationships will meet management's expectations or result in projected revenues.

         In July 2003, the Company announced that they have been approved as a Strategic Supplier for one of the largest equipment rental companies in North America, which plans to fully utilize the PuraDYN system throughout their organization. The program will encompass retrofitting existing delivery vehicles while simultaneously specifying the PuraDYN system on new delivery vehicles. They then plan to begin installation on selected rental fleet equipment. Although the system is fully supported at the corporate level, the program is expected to take some time to gain momentum as all branches become familiar enough with the benefits of the PuraDYN system to begin purchasing. The Company continues its efforts with the rental company's many branches and the program is planned to be included in the 2004 budget of the rental company. There can be no assurance, however, that the Company's sales efforts will meet management's expectations.

         The Company's sales effort not only involves educating the potential customer on the benefits of the PuraDYN system, but also allowing the customer, at their request, to test the PuraDYN system on its fleet vehicles. Consequently the sales cycle can be relatively long. The Company continues to work with several large OEM's and a large number of companies that have large vehicle fleets to enable them to evaluate the benefits of the PuraDYN system.

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

     The Company directly and/or with the assistance of its sales representatives, warehouse distributors, dealers or other agents, markets its products primarily to national, regional and local accounts. Typically these larger customers, and some smaller customers, have required an evaluation period, usually ranging from three to twelve months, to ensure that the Company's products perform as claimed. Management believes this evaluation period will continue to be shortened as the Company's products gain wider acceptance and support from well-known customers and OEM's. Based on the results from some of the evaluations and from orders placed, the Company experienced a significant increase in revenues in 2002 and through the first quarter of 2003; however, there can be no assurance that revenues for the remainder of 2003 or beyond will meet or exceed management's expectations. Sales for the second and third quarters of 2003 were below management's expectations. This was partially attributable to the sluggish economy in the second quarter, which negatively impacted sales to one of the Company's significant customers from 2002, as well as the longer than anticipated ramp up with the equipment rental company.

         The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectibility is reasonably assured in accordance with SAB 101. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to certain customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying condensed consolidated financial statements. Management believes, based on past experience and future expectations, that such limited return rights and warranties will not have a material adverse effect on the Company's financial statements.

         During the three-months ended March 31, 2003, the Company recognized revenue on several shipments of product to one of its largest customers. Under the terms of the arrangement with the customer, the Company received full payment for these shipments during the three-months ended June 30, 2003. These shipments met the criteria for revenue recognition under SAB 101 as of March 31, 2003. In August 2003, the Company and the customer mutually agreed that the customer would, at the customer's cost, return a portion of the shipment to the Company, the Company would perform certain product enhancements, and the Company would then, at the customer's cost, ship the enhanced product back to the customer. These enhancements, which were not required to correct any product quality or performance issues, will enable the customer to expand and broaden its industry market targets. As of September 30, 2003, the Company completed the enhancements on and shipped all of the returned product to the customer.

         During the three-months ended June 30, 2003, in accordance with the requirements of SFAS No. 48, Revenue Recognition When Right of Return Exists (SFAS 48) and SAB 101, the Company recorded a provision for sales returns of approximately $146,000, and a corresponding reduction in the cost of products sold of approximately $107,000, related to the product returned for enhancements. The Company recognized revenue and cost of products sold upon shipment of the enhanced product to the customer, which, as described above, was completed during the three-months ended September 30, 2003.

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

Revenue Recognition

         Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the provisions issued in SAB 101. Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectibility is reasonably assured. The Company provides for sales returns based on an historical returns analysis. The estimate is updated for current return activity and the provision is adjusted accordingly. Should actual returns exceed management's estimates, the provision may require further adjustment and accordingly, net sales may decrease.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2002

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended September 30, 2003, to the three-months ended September 30, 2002:

                 (In thousands)                Three Months Ended September 30,
                                               --------------------------------
                                                2003        2002         Change
                                              -------      -------      --------
     Net sales                                $   507      $   293      $   214
                                              -------      -------      -------
     Costs and expenses:
       Cost of products sold                      621          356          265
       Salaries and wages                         427          423            4
       Selling and administrative                 293          312          (19)
                                              -------      -------      -------
     Total costs and expenses                   1,341        1,091          250
                                              -------      -------      -------
     Other income (expense):
        Investment loss                            --          (14)          14
        Interest income                            13           15           (2)
        Interest expense                          (89)         (39)         (50)
                                              -------      -------      -------
     Total other expense                          (76)         (38)         (38)
                                              -------      -------      -------
     Net loss                                 $  (910)     $  (836)     $   (74)
                                              =======      =======      =======

NET SALES

Net sales increased by approximately 73% from approximately $293,000 in 2002 to approximately $507,000 in 2003 primarily due to the reversal of the provision for sales returns of approximately $146,000 from the customer product exchange, which was reshipped to the customer in the third quarter 2003 (for further details see "General" section above). Other factors that contributed to the increase include the following: the Company added three new distributors, purchases from some of the existing major customers were up slightly, and approximately $33,000 of deferred revenue from prior period warranty related sales deferrals was recognized.

Sales to three customers accounted for approximately 19%, 12% and 11% respectively, of net sales for the three-months ended September 30, 2003. For the three-months ended September 30, 2002, two customers accounted for approximately 20% and 19%, respectively, of net sales. Excluding the effects of the reversal of the provision for sales returns of approximately $146,000, the Company experienced a 23% increase in sales for the three-months ended September 30, 2003 over the three-month period ended September 30, 2002.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately 74% from $356,000 in 2002 to $621,000 in 2003. Material costs increased approximately $60,000 due to increased net sales and by approximately $107,000 for the reversal of the accrual related to the above described product enhancement in the second quarter of 2003. In addition, the inventory provision was adjusted, resulting in approximately $16,000 in additional expense. Excluding the effect of these items, a 9% increase is primarily due to the increased manufacturing overhead costs of approximately $43,000, resulting from the move to a larger manufacturing facility at the end of 2002 and from the addition of a quality control technician and a purchasing agent as well as approximately $18,000 in increased direct labor related costs.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately 6% from $312,000 for the three-months ended September 30, 2002, to $293,000 for the three-months ended September 30, 2003, which was primarily due to reduced selling and marketing and investor relations expenses of approximately $41,000 from a reduction in the use of outside consultants. The Company recorded a net credit to selling and administrative expense of approximately $116,000 compared with a net credit of approximately $121,000 for the three months ended September 30, 2003 and 2002, respectively, relating to certain variable equity awards and other stock based compensation. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of the Company's common stock, the Company cannot predict the impact of stock-based compensation expense on operations in the future.

INVESTMENT LOSS

During the three-months ended September 30, 2002, approximately $14,000 of net investment loss was recorded when the Company sold its remaining bond investments.

INTEREST EXPENSE

Interest expense increased by approximately $50,000 primarily due to the interest paid for the outstanding notes payable to stockholder, the balance of which was $500,000 as of September 30, 2002 and is $4,501,900 as of September 30, 2003. Additionally, the amortization of financing costs related to the warrants issued for the notes increased due to the second funding commitment from the same stockholder.

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2002

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the nine-months ended September 30, 2003, to the nine-months ended September 30, 2002:

             (In thousands)                   Nine Months Ended September 30,
                                            -----------------------------------
                                              2003          2002         Change
                                            -------       -------       --------
Net sales                                   $ 1,573       $ 1,620       $   (47)
                                            -------       -------       -------
Costs and expenses:
  Cost of products sold                       1,787         1,512           275
  Salaries and wages                          1,339         1,248            91
  Selling and administrative                  1,311         1,101           210
                                            -------       -------       -------
Total costs and expenses                      4,437         3,861           576
                                            -------       -------       -------
Other income (expense):
   Investment loss                               --           (76)           76
   Interest income                               38            39            (1)
   Interest expense                            (233)         (146)          (87)
                                            -------       -------       -------
Total other expense                            (195)         (183)          (12)
                                            -------       -------       -------
Net loss                                    $(3,059)      $(2,424)      $  (635)
                                            =======       =======       =======

NET SALES

Net sales decreased by approximately 3% from approximately $1,620,000 in 2002 to approximately $1,573,000 in 2003. Sales for 2003 have been below the Company's estimates in large part because of the uncertainty in the economy, which has greatly impacted one of our largest customers from 2002, whose reduced expenditures were also impacted by industry trends and excess assets from an acquisition. Additionally, the war in Iraq has negatively affected sales in the Middle Eastern region.

Sales to two customers individually accounted for approximately 20% and 18% (for a total 38%) of net sales for the nine-months ended September 30, 2003. For the nine-months ended September 30, 2002, one customer accounted for approximately 37% of net sales. The Company's UK subsidiary had net sales of approximately $477,000 and $365,000, which contributed 30% and 22% to total net sales for the nine-month periods ended September 30, 2003 and September 30, 2002, respectively, an increase of 31% over the nine-months ended September 30, 2002.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately $275,000, or 18%, from $1,512,000 in 2002 to $1,787,000 in 2003. This increase is due to the increased manufacturing overhead costs of approximately $222,000 resulting from the move to a larger manufacturing facility at the end of 2002, the addition of a quality control technician and a purchasing agent as well as increased freight costs totaling approximately $8,000 due to more overseas shipments. The Company is in the process of obtaining 9001:2000 certification from the International Standardization Organization (ISO) and therefore added personnel to accomplish this task. Adjustments to the inventory reserves and scrapped materials accounted for approximately $41,000 of the increase.

SALARIES AND WAGES

Salaries and wages increased approximately $91,000, or 7%, due to the addition of two employees as well as normal adjustments for vacation accruals and salary increases.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by approximately 19% from $1,101,000 for the nine-months ended September 30, 2002, to $1,311,000 for the nine-months ended September 30, 2003, which was primarily due to an increase in compensation expense of approximately $305,000 related to certain variable equity awards and other stock based compensation. The Company recorded compensation expense of approximately $13,000 compared with a net credit to selling and administrative expenses of approximately $292,000 for the nine-months ended September 30, 2003 and 2002, respectively, related to certain variable equity awards and other stock based compensation.

Excluding the effects of stock-based compensation, selling and administrative expenses actually decreased by approximately $95,000, or 7%, due to decreased spending in engineering and sales and marketing expenses. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of the Company's common stock, the Company cannot predict the impact of stock-based compensation expense on operations in the future.

INVESTMENT INCOME

During the nine-months ended September 30, 2002, the Company had investments in bonds, for which approximately $76,000 of net investment loss was incurred. The Company sold substantially all of its bond investments in April and May of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, the Company had cash and cash equivalents of approximately $255,000. For the nine-month period ended September 30, 2003, net cash used in operating activities was approximately $2,775,000, which primarily resulted from the net loss of approximately $3,059,000. Net cash used in investing activities was approximately $110,000 for the purchase of property and equipment. Net cash provided by financing activities was approximately $2,541,000 for the period, primarily due to draws taken on the loans provided under stockholder commitments.

         The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

         At September 30, 2003, the Company had working capital of approximately $1,276,000 and its current ratio (current assets to current liabilities) was
2.98 to 1. The Company's net cash burn rate was fairly consistent for the year ended December 31, 2002, but increased in December 2002 and into the first quarter of 2003, due to costs associated with the move to the new facility and due to product enhancements that the Company made which required rework to some of the existing inventory. The product enhancement costs to existing inventory were completed by the end of the second quarter of 2003. During the second and third quarters of 2003, the burn rate dropped primarily due to minimal purchases of inventory. Additionally, the Company's efforts to decrease expenditures in the second and third quarters contributed to the net decrease of 7% in the burn rate for the nine-month period ended September 30, 2003, as compared to the nine-month period ended September 30, 2002. The Company experienced increased cash flows from 2002 and 2003 first quarter sales activity; however, additional cash will still be needed. Currently, cash flows from sales are not sufficient to support the Company's operations. The Company continues to try to reduce its burn rate in an effort to achieve positive cash flows from operations.

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

         On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a director, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate (4% as of September 30, 2003) payable monthly and become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of September 30, 2003, the Company had drawn the entire $2.5 million of the available funds.

         On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate (4% as of September 30, 2003) payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of September 30, 2003, the Company had drawn $2.0 million of the available funds.

         Management believes that the commitment received from its stockholder will be sufficient to sustain the Company's operations through December 31, 2003. However, if the commitment does not continue to fund for any reason or budgeted sales levels are not achieved, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2003. The Company is currently in the process of securing other sources of funding such as a private placement, however, there can be no assurance that the Company will complete a private placement or obtain additional funding from any other sources.

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

         In May 2002, the Company executed a sixty-eight month agreement to lease a new office and warehouse facility, and moved in December 2002. This new facility, which is located near the former office and warehouse facility, consists of approximately 20,000 square feet for manufacturing and distribution plus 5,000 square feet of office space. A $235,000 security deposit was paid, which will be refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no Event of Default, as defined, by the lessor. The total minimum lease payments over the term of the lease aggregate approximately $774,000.

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

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Puradyn Filter Technologies Incorporated's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of November 13, 2003, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 13, 2003.

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

         None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 16, 2003, the Company held its Annual Meeting of Stockholders. At the meeting, 13,320,717 Common Shares (84.94% of the Common Shares outstanding) were voted. Stockholders voted in person or by proxy for the following purposes.

     (a) Stockholders voted to elect seven directors, each to serve for a term of one year, as follows:

  DIRECTOR                        FOR             WITHHELD AUTHORITY
  ---------------------        ----------         ------------------
  Joseph V. Vittoria           13,307,732               12,985
  Richard C. Ford              13,305,207               15,510
  Kevin G. Kroger              13,309,907               10,810
  Alan J. Sandler              13,312,807                7,910
  Peter H. Stephaich           13,316,407                4,310
  Ottavio Serena               13,316,407                4,310
  Michael Castellano           13,307,907               12,810

     (b) Stockholders voted to approve and ratify the appointment of Ernst & Young LLP, independent certified public accountants, as the Company's independent auditors for the year ending December 31, 2003. 13,226,699 shares were voted in favor of this proposal, 93,808 shares were voted against and there were 210 abstentions.

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

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b)   Reports on Form 8-K.

               A Form 8-K was filed July 17, 2003 for a press release announcing the Company held its annual stockholders meeting.

               A Form 8-K was filed August 14, 2003 for a press release announcing the second quarter results of operations.

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, Puradyn Filter Technologies Incorporated caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  PURADYN FILTER TECHNOLOGIES INCORPORATED
  (Registrant)

By /s/ Lisa M. De La Pointe                             Date:  November 13, 2003
----------------------------------------
Lisa M. De La Pointe, Chief Financial Officer