Form 10KSB
period 2003-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2004-03-30
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

(Mark one)

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended DECEMBER 31, 2003
                   -------------------------------------------

[x] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                       -----------------------------------
                         Commission file number 0-29192
                       -----------------------------------

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                    ------------------------------------------
                 (Name of small business issuer in its charter)


               DELAWARE                             14-1708544
               --------                             ----------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

        2017 HIGH RIDGE ROAD BOYNTON BEACH, FLORIDA 33426 (561) 547-9499
        ----------------------------------------------------------------
 (Address of principal executive offices including Zip Code) (Telephone Number)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------
 COMMON STOCK, $.001 PAR VALUE               AMERICAN STOCK EXCHANGE

       Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,906,517

The aggregate market value of the registrant's common stock held by non-affiliates other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock based on the closing price on the American Stock Exchange as of March 22, 2004 ($2.45), was approximately $11,196,500.

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2.) Yes [ ] No [X]

As of March 22, 2004, there were 17,452,164 shares of registrant's common stock outstanding, par value $.001.

This report contains a total of 50 pages.

                                TABLE OF CONTENTS

PART I

ITEM 1.    DESCRIPTION OF BUSINESS..........................................................................   3

             Forward Looking Statements
             The Company
             Products
             Warranties
             Marketing
             Distribution
             Sales
             Manufacturing and Production
             Competition
             Intellectual Property
             Governmental Approval
             Engineering and Development
             Employees

ITEM 2.      DESCRIPTION OF PROPERTY........................................................................   9

ITEM 3.      LEGAL PROCEEDINGS..............................................................................   9

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................  10


PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................  10

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........  10

             General
             Critical Accounting Policies and Estimates
             Results of Operations
             Liquidity and Capital Resources
             Impact of Inflation
             Quarterly Fluctuations
             Risk Factors Affecting Future Results of Operations

ITEM 7.      FINANCIAL STATEMENTS...........................................................................  17

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES..........  17

ITEM 8A.     CONTROLS AND PROCEDURES........................................................................  17


PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............................................  18

ITEM 10.     EXECUTIVE COMPENSATION.........................................................................  21

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................  23

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................  24

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K...............................................................  25

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................  27


                                     PART I

The term "the Company", "Puradyn", "we", "us" or "our" refers to Puradyn Filter Technologies Incorporated, unless the context otherwise implies.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

FORWARD LOOKING STATEMENTS
--------------------------

         This Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate", "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of our Company to be materially different from those which may be expressed or implied by such statements. The factors listed in the section entitled "Risk Factors Affecting Future Results of Operations " in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Except as required by law or regulation, we do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

         You can learn more about the Company by visiting our website at www.puradyn.com. Information on the website is neither incorporated into, nor a part of, this report. We encourage you to read this and other reports filed by the Company with the Securities and Exchange Commission. Puradyn will provide you with a copy of any or all of these reports at no charge. You may also read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, or call the SEC Public Reference Room to obtain information at 1-800-SEC-0330.

THE COMPANY
-----------

         Puradyn Filter Technologies Incorporated designs, manufactures, markets and distributes worldwide the PURADYN(R) bypass oil filtration system (the "PURADYN") for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. Working in conjunction with an engine's full-flow oil filter, the PURADYN system cleans oil by continually removing solid, liquid and gaseous contaminants from the oil through a sophisticated and unique filtration and evaporation process. For engine lubricating oil, our filters incorporate an additive package. Because lubricating oil is kept in a continually clean state, the PURADYN has been used effectively to extend oil-drain intervals and to extend the time between engine overhauls. We are the exclusive manufacturer of the disposable replacement filter elements ("Element") for the PURADYN.

We operate through:

         o        Puradyn Filter Technologies Incorporated - parent company

         o        Puradyn Filter Technologies, Ltd. ("Ltd.", "Puradyn, Ltd")

         o Ltd. is a wholly owned subsidiary established in 2000 which primarily distributes and markets the PURADYN system in countries outside North America, including Europe, the Middle East, the former Soviet Union, Scandinavia and South Africa through a network of independent distributors.

         The Company was formed in 1987 under the name T/F Systems, Inc. as a distributor for Refineco Manufacturing Company, Inc., the manufacturer of the Purifiner(R) bypass oil filtration system, as the PURADYN was then known. In October 1990, the name of the Company was changed to T/F Purifiner, Inc. In 1995, the Company purchased from Refineco all marketing and manufacturing rights.

         In 1996, the Company entered into a joint venture agreement with Centrax, Ltd. in the United Kingdom called TF Purifiner, Ltd. In May 2000, the Company and Centrax agreed to dissolve TF Purifiner, Ltd., and the Company is currently conducting operations in the UK under the name Puradyn Filter Technologies, Ltd., a wholly owned subsidiary. At the time of the dissolution, Centrax sold to the Company certain foreign patents, inventory and factory equipment used in manufacturing products for the joint venture.

         In February 1998, the Company filed a Certificate of Amendment to change its name from T/F Purifiner, Inc. to Puradyn Filter Technologies Incorporated.

         In December 2001, the Company was accepted and listed on the American Stock Exchange under the symbol PFT.

PRODUCTS
--------

         The core product, the PURADYN bypass oil filtration system, is offered in two models, TF and PFT, and can be attached to almost any engine and hydraulic systems. The concept of bypass filtration is similar to a dialysis machine that filters blood to rid it of impurities, keeping the oil continually clean. Whenever the engine or machinery is operating, the PURADYN is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as gaseous and liquid contaminants, while protecting the engine or hydraulic equipment from harmful wear caused by contaminants in the oil. Through use of a simple oil analysis, the condition of the oil is monitored and if the condition of the oil is considered good for continued use, the oil need not be changed.

         Consequently, the PURADYN significantly reduces maintenance costs by decreasing oil consumption, engine wear and certain other types of general maintenance as well as reducing environmental concerns and costs associated with the storage and disposal of waste oil. These potential savings are achieved from utilizing the PURADYN, which generally has a relatively short payback period of, on average, nine to fourteen months.

         The original PURADYN system, the TF model, is currently manufactured in six different sizes suitable for placement on engines or equipment with oil sump capacities ranging from 8 to 240 quarts. A new generation of product, the PFT model, has been engineered to be manufactured in five different sizes with sump oil capacities varying from 8 to 60 quarts. The PFT model offers the same benefits and features of the TF model, with the added enhancements of easier serviceability and the main component of the system being more corrosion-resistant.

         We also have developed and sell a specialized Hydraulic Batch System ("HBS"), which is mounted on a handcart for mobility. The HBS was developed to clean 55-gallon drums of used hydraulic oils. The HBS consists primarily of two 60-quart puraDYN systems, a preheater, a pump and other miscellaneous parts.

         All PURADYN systems are compatible with virtually all standard and synthetic oils on the market and they work with engines using gasoline, diesel, propane or natural gas. Except for the HBS, the PURADYN system cannot be used on engines that do not have a pressurized lubricating system, and none of the products can be used on any engines that mix oil with fuel.

         We also manufacture and distribute replacement filter elements ("Element" or "Elements") for the PURADYN system. Depending upon the application, we generally recommend that the Element be replaced at the engine manufacturer's recommended/approved periodic oil change interval or as oil analysis dictates. The type of Element used also depends upon the specific type of engine or hydraulic application. A customer can change the Element and take the required oil sample in approximately five to fifteen minutes.

         By continually removing contaminants and replacing vital additives through a patented time-release additive package, the PURADYN Element substantially extends intervals between oil changes. Elements are interchangeable between (similar-sized) models.

         The Company has implemented patented technology in the filter Elements that provides several advantages including:

o An additive package in which pelletized chemicals are added to the filtering media to replenish additives in the oil. This additive package helps to maintain the oil's chemical balance and viscosity.

o CGP(R) Extended Life Filter Element containing a patent-pending process for chemical grafting. This new technology improves the attraction and retention of soot and other solid contaminants to the packed cotton filter material. CGP(R) technology was developed over a three-year period inclusive of laboratory and field-testing. Consolidated results from across the country show that test vehicles averaged more than 160,000 miles without the need for a traditional oil change.

o Ease of maintenance: The filter Element can be replaced in a matter of seconds.

         When the Element is changed, an insignificant amount of make-up oil is added to replace any oil retained in the used Element or consumed during the normal engine combustion process. The Company's performance warranties require the user to take a small sample of the oil for submission to an oil-testing laboratory at the same intervals that the OEM recommends for an oil change, or as oil analysis dictates (See "Warranties"). The oil analysis also allows us to monitor customer satisfaction and provides a trend and timeline for both the Company and end user should a problem arise.

         The PURADYN has no moving parts and consequently requires no significant ongoing maintenance. As long as Elements are changed at the recommended intervals and other standard preventive maintenance procedures such as oil analysis are completed, the Company believes the PURADYN will perform as designed.

WARRANTIES
----------

         The PURADYN carries a six-month `money-back' performance guarantee, and is currently warranted to the original user to be free of defects in material and workmanship for one year with unlimited miles/hours. End users have the option to purchase a four-year extended warranty, however, sales of these extended warranties have been minimal.

         For the Company's performance guarantee and warranties to remain in effect, users must, among other things, maintain a record of the laboratory oil analysis results. To date, there have been no material warranty claims, although there can be no assurances that such a trend will continue.

         The Company has received letters from Deere & Company, Detroit Diesel Corporation, Caterpillar, Inc., Ford Motor Company, Mack Trucks, Inc., Cummins Engine Company, Inc., Daimler Chrysler Corporation, Mercedes Benz of North America, Inc. and others who have all stated that the installation and use of the PURADYN does not void their manufacturer warranties unless an engine failure is attributed to the PURADYN. Most engine manufacturers will accept oil analyses as alternatives to their recommended oil change intervals. This is standard industry practice endorsed by OEMs and various fleet maintenance organizations.

MARKETING
---------

         The Company's products are marketed to numerous segments of the transportation industry including trucking, marine, agricultural, bus, recreational vehicle, generator, construction, mining, industrial and hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the Company's primary focus is on the Class 3 - 8 on-highway fleet and industrial/construction, end-user and OEM segments.

         The Company determined that an advertising campaign in OEM and truck fleet-related trade magazines, combined with editorials, trade shows and other methods to promote its products, was prudent in order to generate awareness and help stimulate sales primarily with targeted end-users, OEMs and on-highway fleets. Additionally, the Company employs six sales personnel to service the existing distribution network and stimulate new sales.

         In late 2001 and throughout 2002, the Company's sales and marketing strategy was hindered due primarily to its inability to undertake a full-scale new product introduction as a result of design issues faced following the launch of the PFT model in 2001. The design issues were corrected in the spring of 2002, with a significant product enhancement introduced in the fall of 2002.

         Our products have achieved recognition from well-known sources, including certification (in 1994) and re- certifications (in 1998 and 2003) by the California Environmental Protection Agency's Department of Toxic Substances as a `Pollution Prevention' technology. We believe that such recognition, as well as our presence at national industry trade shows, have and will continue to enable the Company to increase industry recognition of the PURADYN name and products.

         We rely on management's ability to determine the existence and extent of available markets for our product. Company management and consultants have considerable sales and marketing backgrounds and have devoted a significant portion of their time to sales-related activities.

         One of our marketing strategies is based on creating customer `pull-through', a sustained level of request for our product on the OEM level from end-users. To this end we established aftermarket programs in 2001 and 2002 with Mack Trucks, Volvo Trucks North America, Pierce Manufacturing and Paccar (parent company of Kenworth and Peterbilt), all of which are OEMs that sell and service, to offer our product through their dealer network and distribution centers. To date, customer pull-through has resulted in a limited number of our systems being factory-installed at individual Volvo Trucks, N.A., International Truck and Engine, Mack Trucks, Kenworth Truck and Freightliner facilities. Monroe Truck Equipment (a major General Motors Corporation modification center) has installed over 600 PURADYN systems at the request of one of the largest fleets in the US.

         In 2002, Honeywell Consumer Products Group ("Honeywell"), manufacturer of FRAM(R) filters, announced a strategic alliance with Puradyn. Honeywell, which also manufactures the Prestone(R), Autolite(R) and Holts(R) brands, will offer our products co-branded as PURADYN and FRAM through its extensive North American distribution network. In early 2003 Honeywell finalized and placed its initial stocking order, and in line with our strategic alliance, we are able to offer the full line of FRAM(R) filters to our distributors.

         In 2003 we were selected as a Strategic Supplier for one of North America's larger equipment rental companies. Also in 2003, Ferrara Fire Apparatus, an OEM of custom-crafted emergency fire and rescue response vehicles, released a joint announcement with us stating they would install the PURADYN system in their line of premium chassis.

         The Company continues to work with a marketing and public affairs consultant to promote PURADYN to municipalities in Florida and other specified states. Additionally, the Company again received approval in 2003 for Florida's State Negotiated Agreement Price Schedule (SNAPS II) to allow easier marketing of our system to Florida local and state government agencies at discounted prices. The program has been successful, however, as per the terms of the SNAPS II agreement, 2003-2004 may be the last year the Company will participate in the program.

         In order to more efficiently carry out the Company's investor relations activities, we discontinued our relationship with an outside firm in December 2002 and established an in-house investor relations department in January 2003.

DISTRIBUTION
------------

         We have formal distribution agreements with domestic and international distributors wherein they are required to maintain minimum product inventory levels, maintain a storefront and services bay(s), and retain access to qualified technicians trained by our technical personnel in product installation and service. All distributors must pay in a timely fashion, and with respect to international distributors, the agreements typically establish the minimum dollar amount of inventory to be purchased as well as shipping terms.

         The Company has warehouse distributors located throughout North America, predominantly in the heavy-duty trucking industry. The remaining distributors are located primarily in South America, England, Europe and Asia. These distributors purchase product directly from the Company and sell to their existing or new customers. The Company will accept returns of products that are defective at the time of sale to the distributor or prove to be defective during the warranty period. Returns are subject to specific conditions.

         As a significant portion of our products are sold to distributors and end users for use on transportation vehicles, this could unfavorably affect our overall exposure to credit risk as these customers could be affected by potential economic or other conditions.

         Puradyn, Ltd. operates from the U.K. to generate distribution and sales in Europe, the Middle East, the former Soviet Union, South Africa and Scandinavia. There can be no assurance that such distributors will be successful in introducing the PURADYN in their territories as they will face obstacles similar to those the Company and its other distributors have encountered in introducing an innovative technology in their territories. Ltd. has successfully commenced or completed various evaluation programs, including those of two large international generator manufacturers, four truck OEMs, one construction equipment OEM and one diesel engine OEM. One of the world's largest OEMs of medium-size power generators approved and began purchasing the PURADYN from Ltd. in 2002.

SALES
-----

DIRECT SALES

         The Company directly and/or with the assistance of its manufacturer's representatives, distributors or other agents, markets its products directly to OEMs, other distributors and national accounts. Typically these larger customers, and some smaller customers, require an evaluation period to operate the system on their equipment. While set for a specific period of time, usually ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment downtime or servicing which may extend the evaluation period. Consequently, the sales period can be relatively long. We believe this evaluation period will continue to be shortened as the Company's products gain wider acceptance and support from well-known end users and OEMs. In 2003, we conducted a record number of 80 evaluations, most of which are currently ongoing.

         Currently, our products are being evaluated (in various stages of progress) by numerous potential end users and existing customers including, among others:

         o        A leading major generator set OEM
         o        A major construction equipment OEM
         o        A major engine OEM
         o        A leading soft drink Company
         o        A road materials handling Company
         o        Two leading food companies
         o        A leading truck leasing Company
         o        An important OEM forklift company
         o        The U.S. Department of Energy

         In July 1995, the General Services Administration issued National Stocking Numbers for some of our products. The Company negotiated a new contract that was received in July 1999 and this has enabled us to sell our products to the U.S. Government and its agencies.

         During 2003 and 2002, three and two customers together accounted for approximately 45% and 44%, respectively, of the Company's consolidated net sales. In 2003, there were three customers that individually accounted for greater than 10% each of net sales, or approximately $334,000, $300,000 and $221,000, while in 2002 two customers individually accounted for greater than 10% each of net sales, or approximately $593,000 and $357,000.

         In 2003 there were five customers whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 31%, 21%, 19%, 6% and 5%, respectively, for a total of 82% of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations.

INTERNATIONAL SALES

         The Company, directly and/or with the assistance of commission-based manufacturer's representatives, has established primarily non-exclusive distributors in various countries, including Denmark, South Africa, Nigeria, United Kingdom, Kuwait, United Arab Emirates, Thailand, Colombia, and others. The ultimate success of these and other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. Total international sales amounted to approximately 41% and 40% of consolidated net sales in 2003 and 2002, respectively. Sales have been adversely affected by the weakened local economies of some of these nations and future sales to their distributors may be adversely affected due to these continuing economic and/or political problems, such as the war in Iraq, which negatively affected sales in the Middle East.

MANUFACTURING AND PRODUCTION
----------------------------

         The Company purchases component parts for its PURADYN systems and manufactures its entire line of filter Elements. The component parts are assembled, packed and shipped from our facility in Boynton Beach, Florida.

         We currently source (i.e., purchase each raw material and component part from a specific vendor) substantially all of our raw materials and component parts from various vendors in the United States. Substantially all the tools and dies used by certain of our vendors are owned by the Company. We have researched alternative sources of supply and do not anticipate that the loss of any single supplier would have a material long-term adverse effect on our business, operations or financial condition.

         In January 2004, we received ISO 9001:2000 certification from the International Organization for Standardization. ISO 9001:2000 is a series of internationally accepted, multi-part quality management systems for industry-wide standardization applied to manufacturing and service organizations. Management believes this certification will reinforce recognition of its tangible commitment to quality control from OEMs and other potential large customers.

COMPETITION
-----------

          Competitive bypass oil filters produced by other companies in varying degrees address the issues of solid or liquid contaminant filtration through centrifugal design, media filtration or evaporation. However, PURADYN believes that it designs and manufactures the only bypass oil filtration system that incorporates all of the following features:

         o Filtering solid contaminants to below one micron, including enhanced soot retention through the use of a patent-pending process for chemical grafting;
         o Effectively removing gaseous and liquid contaminants through a heated evaporation chamber;
         o        Replenishing the base additives;
         o        Maintaining oil viscosity and,
         o        Specific to the TF model, confirming oil flow.

         In addition, the PURADYN system is the only bypass oil filtration system designated by the California EPA as a `Pollution Prevention' technology. The certificate states in part, "The PURADYN(R) system has been shown to be an effective means of extending engine oil change intervals without adversely affecting engine wear or performance."

         Recent tests performed by a leading independent testing facility demonstrated that the PURADYN system surpassed the capacity, efficiency and overall performance of its leading competitors. Using our standard filter with additives, the PURADYN system tested 92.05% efficient under the SAE HS806-95 (modified) standards for filter capacity and contaminant removal. Efficiency reflects the ability to remove particles and other chemicals from the oil. While efficiency is not necessarily a standard of comparison to other products, it does demonstrate the filtering capability of the PURADYN unit. These tests, performed at the request of one of North America's largest engine manufacturers, compare favorably with similar tests run by Puradyn in 2001 using our CGP filter, which showed a filter efficiency of 99.75%.

         The use of our products reduces the need for maintenance services, replacement parts, original oil sales and waste oil disposal.

         Most of the competitive products and services are provided by companies that have significantly greater financial, marketing and operating resources than does the Company.

INTELLECTUAL PROPERTY
---------------------

         The Company owns patents for the PURADYN system, filter Elements, oil flow meter, and two patents for technology which include a manifold type full-flow filter/bypass filtration unit (side-by-side) in the U.S. and certain other countries. The expiration dates of these patents range from May 2014 to October 2016.

         In addition, we received patents from the United States Patent Office and certain other countries for a filter Element containing an additive package in which pelletized chemicals are added to the filtering media to replenish additives in used oil. This is especially important on new engines built since the enactment of the Clean Air Act of 1992, which requires tighter specifications for diesel engines.

         We also recently applied for a provisional patent application for improved filtration efficiency using CGP(R), a process for chemical grafting that can significantly increase the life of the filter Element and further extend oil drain intervals. There can be no assurance that such patents will withstand competitive threats to their patentability or, in the case of the redesigned PURADYN, be developed into commercially viable products.

         We have registered the product trademark "Puradyn" in the United States and other countries where the "Purifiner" trademark was registered, and have registered the product trademark "CGP" in the United States.

GOVERNMENTAL APPROVAL
---------------------

         Our products typically do not require any governmental approvals. As part of the certification process under the California Environmental Protection Agency's Department of Toxic Substances in July 1994 and subsequent re-certifications in July 1998 and August 2003, the Company obtained an Executive Order issued by the State of California Air Resources Board stating that the PURADYN does not reduce the effectiveness of applicable vehicle pollution control systems, and may be installed on all 2002 and older model vehicles with pressure oil systems.

         In October 2002, new environmental regulations requiring higher standards for diesel truck emissions took effect with more stringent conformances expected in 2004 and 2007. We believe that engine and truck manufacturers can capitalize on our enhanced technology to remove soot from the oil.

ENGINEERING AND DEVELOPMENT
---------------------------

         Currently, we have two individuals directly involved in product engineering and development: a Product Engineer Manager, an Engineering Technician and until August 2003, a Technical Consultant (one of the original inventors of the product), as well as fulltime staff to support the product line. The engineering department is also testing additional design improvements that may be candidates for patents for the Company. During the past two years our engineering department has devoted resources to improve the product's filtration efficiency and abilities to meet the customers extended drain interval requirements with the next generation of diesel engines. This required a complete redesign of the existing product to make it easier to use by our customers.

         In 2003 and 2002, we spent approximately $50,000 and $129,000, respectively, on engineering research, the cost of which was not passed on to our customers.

EMPLOYEES
---------

         At December 31, 2003, the Company had 38 employees, including 4 from Ltd., in the following areas:

         o 12 in manufacturing, assembly, quality control, warehousing and shipping
         o        1 in purchasing
         o        2 in customer service
         o        6 in marketing and sales
         o        1 in technical support and installation assistance
         o        2 in engineering and development
         o        4 in finance
         o        10 in administrative positions

         None of the employees are represented by a labor union. The Company believes its employee relations are good.

ITEM 2.   DESCRIPTION OF PROPERTY.
----------------------------------

         In December 2002, the Company moved into new leased corporate facilities within two miles of its former location, where substantially all of the Company's operations are conducted, expanding from approximately 14,000 sq. ft. to approximately 25,500 sq. ft. (5,000 sq. ft. for administration, 20,500 sq. ft. (versus former 10,000 sq. ft.) for manufacturing. The lease term at the new facility is for 68 months with a total lease obligation of approximately $774,000.

         In order to support its operations in Europe, Ltd. had a lease for 3,150 square feet in Devon, England, which extended through March 31, 2002, whereupon it converted to a month-to-month basis for approximately $2,000 per month. Due to anticipated increased sales activity, Ltd. moved to a 4,260 square foot facility in Devon in September 2003. They assumed the existing lease, which expires in August 2004, at which time they will negotiate a new lease.

ITEM 3.   LEGAL PROCEEDINGS.
----------------------------

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

         In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $20,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000, the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but paid the additional judgment. Thereafter, on February 22, 2002, the trial court ordered the Company to pay the sum of $18,049 for the patent owner's attorney's fees and court costs, for which the Company posted a bond in the amount of $22,238 to secure payment. That order was appealed and combined with the first appeal. On April 24th, 2002, the judgment for attorney's fees and court costs was reversed. In May 2002, the bond was discharged and in June 2002, the funds were released to the Company. In April 2003, the patent owner posed two discovery requests, in order to extend the time remaining before the automatic dismissal of his claim. The Company does not believe the likelihood of an unfavorable outcome is probable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------

         As of March 22, 2004, there were approximately 2,587 stockholders of record of the Company's stock. The closing bid price quoted on the American Stock Exchange for the Company's Common Stock at March 22, 2004 was $2.45. The Company currently trades under the symbol "PFT".

         The transfer agent for the Company's common stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

         The Company has never declared or paid cash dividends on its common stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

         The following table sets forth for the period indicated, the high and low sales prices for the quarterly periods in 2002 and 2003.

               QUARTER ENDED            2002 SALES PRICE               2003 SALES PRICE
                                    --------------------------     -------------------------
                                        HIGH          LOW              HIGH          LOW
                                    ------------- ------------     ------------ ------------
               March 31                 $4.85         $2.70            $2.70        $1.40
               June 30                  $4.49         $2.70            $2.70        $2.10
               September 30             $3.21         $2.20            $2.80        $1.80
               December 31              $2.80         $1.80            $2.35        $1.40

         As of March 22, 2004, the high sales price for the first quarter of 2004 was $3.00, while the low for the quarter was $1.91.

         On December 10, 2003, the Company completed the sale of 750,000 shares of its common stock through its current private placement to a third party investor, initiated in November 2003, with gross proceeds of approximately $1,500,000, all of which will be used for capital equipment purchases, marketing, working capital and general corporate purposes. On March 12, 2004, the Company received gross cash proceeds of $2,000,000 from the sale of 1,000,000 shares of common stock to the same investor. The funds will be used to reduce the outstanding principal balance of the notes payable to stockholder. The Company will then draw amounts, per the terms of the stockholder commitment letters dated March 28, 2002 and March 14, 2003, and all amendments thereto, as needed, for operating and capital expenditures.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

General
-------

         Sales of the Company's products will depend principally upon end user demand for such products and acceptance of the Company's products by OEMs. The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance for the Company's existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.

         Through industry data research, we have been able to identify the potential applications where management believes market penetration is most accessible. Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $13 billion potential market. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

         o        A competitively priced, value-added unique product
         o An alternative solution to the rising costs and increasing dependence on foreign oil
         o Compliant with existing and reasonably foreseeable environmental applications

         Since 2001, the Company has redirected the focus of its sales strategy from individual sales and distribution efforts to the development of a strong nationwide distribution network that will not only sell but also install and service our product.

         Additionally, we began to refocus our sales and marketing efforts to target areas and issues specific to the bypass oil filtration industry, including educating the customer on the benefits of our system and cultivating an innovative outlook on oil maintenance, specifically, that oil does not need to be changed on a regular basis.

         This strategy includes focus on:

         o        The expansion of existing strategic relationships
         o Development and expansion of our distribution network with qualified distributors in order to establish a sales- and service-oriented nationwide infrastructure
         o Continuing to target existing and new medium-to-large sized fleets, industrial/construction business and major diesel engine and generator set OEMs
         o Creating customer `pull-through', a sustained level of request for our product on the OEM level
         o Closely monitoring evaluations to ensure customer issues are addressed on a timely basis
         o Converting customer evaluations into sales, both immediate and long term

         While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

         o 2002 strategic alliance with Honeywell's Consumer Products Group (Honeywell), the manufacturer of FRAM(R) oil filters, under which the PURADYN system will be sold and co-branded with the FRAM trademark name. The co-branded product will be distributed through Honeywell's national distribution network to offer a complete filtration system.

         o 2002 approval and purchase of the PURADYN system by a major international OEM of medium-sized power generators.

         o 2003 selection as a Strategic Supplier for one of the larger equipment rental companies in North America, which plans to fully utilize the PURADYN system throughout its organization. Although the system is fully supported at the customer's corporate level and has been included in the 2004 budget, the program is expected to take some time to gain momentum as all branches become familiar enough with the benefits of the PURADYN system to begin purchasing.

         o 2003 announcement by an OEM of custom-crafted emergency fire and rescue response vehicles that they would be installing the PURADYN system as standard equipment on its line of premium chassis.

         We believe that industry acceptance resulting in sales will continue to grow in 2004; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management's expectations or result in actual revenues.

         The Company's sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the customer to test and evaluate the PURADYN system on its fleet vehicles. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long. Management believes that this evaluation period will continue to be shortened as our products gain wider acceptance, support and usage from well-known customers and OEMs. In 2003, the Company conducted a record number of 80 evaluations, most of which are currently ongoing.

         Effective June 1, 2000, the Company formed a wholly owned subsidiary, Puradyn Filter Technologies, Ltd. ("Ltd."), in the United Kingdom to sell the Company's products in Europe, the Middle East and Africa. The subsidiary was the result of the dissolution of a joint venture (TF Purifiner, Ltd.) the Company had with Centrax, Ltd. The results of Ltd. have been consolidated with the Company since June 1, 2000.

         International sales, a previously untapped market for our product due to equity limitations, are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the PURADYN system represents. In 2003, total international sales accounted for 41% of the Company's consolidated net sales.

         The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to certain customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements. Management believes, based on past experience and future expectations, that such limited return rights and warranties will not have a material adverse effect on the Company's financial statements.

Critical Accounting Policies and Estimates
------------------------------------------

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, financing operations, warranty obligations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Long-Lived Assets

         The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors that the Company considers in making this evaluation include estimating the undiscounted net cash flows estimated to result from the assets over their remaining useful life. Should the Company's estimates of these factors change, the Company's results of operations and financial condition could be adversely impacted.

Revenue Recognition

         Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the provisions issued in SAB No. 104, Revenue Recognition in Financial Statements. Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured. The Company provides for sales returns based on an historical analysis of returns. The estimate is updated for current return activity and the provision is adjusted accordingly. Should actual returns exceed management's estimates, the provision may require further adjustment and accordingly, net sales may decrease.

Results of Operations
---------------------

         The following table sets forth (amounts in thousands) the Company's operating information for the years ended December 31, 2003 and 2002:

                                                            (IN THOUSANDS)
                                                              INCREASE
                                           2003       2002    (DECREASE)
                                         -------    -------    -------

         Net sales                       $ 1,907    $ 2,137    $  (230)


         Operating costs and expenses:
           Cost of products sold           2,283      2,059        224
           Salaries and wages              1,728      1,872       (144)
           Selling and administrative      1,667      1,522        145
                                         -------    -------    -------
                                           5,678      5,453        225



         Loss from operations             (3,771)    (3,316)       455

         Other income (expense):
           Investment loss                    --        (22)        22
           Interest income                    51         53         (2)
           Interest expense                 (331)      (231)      (100)
                                         -------    -------    -------
         Total other expense                (280)      (200)       (80)

         Net loss                        $(4,051)   $(3,516)   $   535
                                         =======    =======    =======

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
---------------------------------------------------------------------

         NET SALES Net sales decreased by approximately $230,000 from approximately $2,137,000 in 2002 to approximately $1,907,000 in 2003. Despite a significant increase in revenues in the first quarter of 2003, total sales for 2003 were below management's expectations. This is due in part to a sluggish economy in the second quarter, which negatively impacted sales to one of our significant customers; the longer-than-anticipated ramp up of our program with the equipment rental company; and, with respect to international sales, the impact of the war in Iraq on business with our distributors in the Middle East. Significant customers in 2003 included one OEM aftermarket distribution program, one of the top three worldwide OEMs of mid-range generators for industrial use and one of the largest privately owned fleets in the US. These three customers purchased approximately $334,000, $300,000 and $221,000, respectively, of products from the Company and accounted for approximately 17%, 16%, and 12% (for a total of 45%) of the Company's 2003 consolidated net sales. Although the Company anticipates increased sales to these customers as well as other new and existing customers in 2004, there can be no assurance that the sales volume generated by these customers will increase or remain at the same level in 2004.

         In February 2004, one of the Company's customers requested to return merchandise valued at approximately $67,000, for a merchandise credit, due to a change in their sales program from a parts distribution center level to a dealer direct level, which will continue through a corporate program. The Company believes that the original sale complied with the revenue recognition provisions of SAB No. 104, Revenue Recognition and there were no special rights of return. Accordingly, the Company recorded a sales return allowance of $67,000, a credit to cost of goods sold for $42,000 and an accrual of $7,700 for estimated costs involved with the return, which are included in the accompanying statement of operations for the year ended December 31, 2003.

         COST OF SALES Cost of sales increased by approximately $224,000 from approximately $2,059,000 in 2002 to approximately $2,283,000 in 2003. Cost of sales increased primarily due to the increased overhead that the Company has incurred as a result of moving to a larger facility in December 2002. The move resulted in increased production capacity for the Company, which has not been utilized due to lower than anticipated sales volumes. Additionally, cost of sales increased due to inventory valuation adjustments related to both physical counts as well as adjustments to the inventory reserves for obsolete and slow-moving items.

         SALARIES AND WAGES Salaries and wages decreased approximately $144,000 due to personnel changes in the sales and marketing department, which resulted in a reduction of the sales force for a portion of 2003.

         SELLING AND ADMINISTRATIVE EXPENSES Selling and administrative expenses increased by approximately $145,000 from approximately $1,522,000 in 2002 to approximately $1,667,000 in 2003, which was primarily due to an increase in compensation expense of approximately $489,000 related to certain variable equity awards and other stock based compensation. The Company recorded compensation expense of approximately $21,000 compared with a net credit to selling and administrative expenses of approximately $468,000 for the years ended December 31, 2003 and 2002, respectively, related to certain variable equity awards and other stock based compensation. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of the Company's common stock, the Company cannot predict the impact of stock-based compensation expense on operations in the future.

         Excluding the effects of stock-based compensation, selling and administrative expenses actually decreased by approximately $344,000, or 17%, due primarily to a reduction in spending in the engineering and sales and marketing departments as well as reduced investor relations costs as a result of bringing the function in-house. Other expenses such as travel and entertainment, office expenses and supplies, patent expense and operating overhead accounted for approximately $145,000 of the decrease and are a result of both decreased spending and changes in allocation of overhead to manufacturing.

         INTEREST EXPENSE Interest expense increased approximately $100,000 primarily as a result of an increase in interest expense attributable to the stockholder notes payable from approximately $17,000 in 2002 to approximately $153,000 in 2003, an increase of $136,000. The Company pays interest monthly on the note payable to stockholder at the prime rate, which was 4% as of December 31, 2003. In 2002, approximately $34,000 of interest expense was incurred related to the Company's margin loan, which was collateralized by its investment portfolio. As all investments were sold and the margin loan was paid back in 2002, no interest expense was incurred related to the margin loan in 2003, thereby reducing the increase to approximately $100,000.

Liquidity and Capital Resources
-------------------------------

         As of December 31, 2003, the Company had cash and cash equivalents of approximately $1,395,000. For the year ended December 31, 2003, net cash used in operating activities was approximately $3,587,000, which primarily resulted from the net loss of approximately $4,051,000, combined with changes in working capital amounts. Net cash used in investing activities was approximately $138,000 for purchases of property and equipment. Net cash provided by financing activities was approximately $4,539,000 for the year, primarily due to proceeds from shareholder notes of approximately $3,000,000 and $1,500,000 of funds from the sale of common stock to a private placement investor.

         The Company has incurred net losses each year since inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

         During 2000, the Company invested the funds received from its private placements into corporate bonds, certificates of deposits and for a brief period, in international bonds. The investment portfolio was managed by Smith Barney, who in April 2001 extended a credit line loan to the Company, which was collateralized by the investment portfolio. As of April 2002, the Company had sold all of its investments, the proceeds of which were used to repay the Company's loan on investments in April 2002 and to fund operations.

         On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (4.00% at December 31, 2003), payable monthly and were to become due and payable on December 31, 2003, or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of December 31, 2003, the Company had drawn the entire $2.5 million of the available funds.

         On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (4.00% at December 31, 2003), payable monthly and become due and payable on December 31, 2004, or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of December 31, 2003, the Company had drawn $2.5 million of the available funds. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw.

         On February 2, 2004, the Company granted this same stockholder an additional 150,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant in consideration for extending the payback dates of the March 28, 2002 and March 14, 2003 agreements from December 31, 2004 to December 31, 2005; for waiving the funding requirement mandating payback terms until such time as the Company has raised an additional $7,000,000 over the amount raised during the Company's current 2004 private placement offering, the Company is operating within sufficient cash flow parameters, as defined, or until the Company is sold; and for his involvement in equity financing in 2003 and 2004, to date.

         On December 10, 2003, the Company completed the sale of 750,000 shares of its common stock through its current private placement to a third party investor, initiated in November 2003, with gross proceeds of approximately $1,500,000, all of which will be used for capital equipment purchases, marketing, working capital and general corporate purposes. In March 2004, the same investor purchased an additional 1,000,000 shares of common stock for $2,000,000. The funds will be used to reduce the outstanding balance of the notes payable to stockholder. The Company will then draw amounts, per the terms of the stockholder commitment letters dated March 28, 2002 and March 14, 2003, and amendments thereto, as needed, for operating and capital expenditures. There can be no assurance that the Company will raise any additional proceeds from this private placement.

         Furthermore, on December 18, 2003, the Company entered into an agreement with an investment-banking firm in Boca Raton, Florida to assist in raising approximately $3.0 to $5.0 in equity capital. The Company has agreed to pay a fee of 7% of any gross proceeds received by the Company as a result of this firm's services, as well as all reasonable out-of-pocket fees, expenses and costs in connection with the performance of its services under the agreement. The agreement excludes the above capital raised in December 2003 and March 2004.

         At December 31, 2003, the Company had working capital of approximately $2,406,000 and its current ratio (current assets to current liabilities) was
4.73 to 1, as compared with working capital of approximately $1,664,000 and a current ratio of 3.02 to 1 at December 31, 2002. The Company anticipates increased cash flows from 2004 sales activity; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder and the current private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through January 1, 2005. However, if budgeted sales levels are not achieved or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2004.

         The Company believes it has sufficient cash for fiscal year 2004, and while the Company believes it can attain profitable operations in the future, there is no assurance that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations, and there is no assurance that the Company will not have to seek additional financing in the future.

         The Company's sales are made on credit terms, which vary depending on the nature of the sale. The Company believes it has established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables. However, there can be no assurance that actual returns and uncollectible receivables will not exceed the Company's recorded reserves.

         In 2003, sales to a customer with one of the nation's largest privately held fleet of trucks and equipment, represented 12% of our consolidated net sales. This represents a 57% decrease from its percentage of consolidated net sales in 2002. The decrease is due to its acquisitions of competititve companies which lead to the integration of newly acquired equipment and reduced demand for new fleet equipment purchases, and in turn, reduced demand for our bypass filtration systems. Sales recorded and orders booked in the first quarter of 2004 by this customer, combined, equal approximately 90% of their total 2003 sales volume. There can be no assurance, however, that sales to this customer will continue at the same level for the remainder of 2004.

         In 2002, after extensive testing, one of the world's largest manufacturers of medium-size power generators purchased over $350,000 of product. This customer accounted for 17% of our 2002 consolidated net sales and 15% of 2003 consolidated net sales.

         In February 2003, Honeywell finalized and placed its initial stocking order for the FRAM/PURADYN co-labeled product and subsequent orders. In addition, we are now able offer the full line of FRAM(R) filters to our distributors.

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

Risk Factors Affecting Future Results of Operations
---------------------------------------------------

         The Company's future results of operations involve a number of risks and uncertainties - many beyond our control - that could cause actual events or results to be significantly different from those described in this document. The following outlines a number of risks that could impact the Company's financial condition and results of operations.

o        Our ability to raise capital to fund operations is limited.

o Potential for continuing losses and accumulated deficit affects our outlook.

o        Our products may not satisfy our customers' needs.

o        Our product may not obtain market acceptance.

o We are dependent on distributors and a few significant customers and their loss could have a significant adverse impact on us.

o Competition may adversely affect our operations, specifically alternative products designed by OEMs or in conjunction with a third party.

o We are dependent on key personnel and their loss would adversely affect our operations.

o We market a limited number of related products, which makes us vulnerable if our products do not gain market acceptance.

o There are risks associated with our international operations and international distribution. Our foreign operations are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burden of complying with a variety of foreign laws, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations, enforcing patent protection and political and economic instability.

o Our intellectual property rights may not provide meaningful protection for us.

o We will likely experience possible fluctuations in operating results, which will expose us to greater uncertainties.

o Our product acceptance represents an educational and behavioral change resulting in a relatively long sales cycle.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            Page

Report of Independent Certified Public Accountants..........................................................  F-2

Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2003.........................................................  F-3

     Consolidated Statements of Operations - Years ended December 31, 2003 and 2002.........................  F-4

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)  -
         Years ended December 31, 2003 and 2002.............................................................  F-5

     Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002.........................  F-6

     Notes to Consolidated Financial Statements.............................................................  F-7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

         (a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of the annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and

             Chief Financial Officer, on the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiary, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was prepared.

             (b) Changes in internal controls. There were not any significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         --------------------------------------

         The following table sets forth the names, positions with the Company and ages of the executive officers, significant employees and directors of the Company. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and duly qualified. The Board elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Directors and Executive Officers
--------------------------------

Name                              Age     Position
-------------------------------   ----    ------------------------------------------------------
Joseph V. Vittoria                68      Chairman of the Board of Directors
Richard C. Ford                   60      Chief Executive Officer and Director
Kevin G. Kroger                   52      President, Chief Operating Officer and Director
Alan J. Sandler                   65      Vice President, Secretary and Director
Lisa M. De La Pointe              35      Chief Financial Officer
D. Wayne Clifton                  65      Director of Sales and Marketing
Joseph J. Gaynor, Jr.             53      Director of Manufacturing and Operations
Kevin Davies                      45      Managing Director, Puradyn Filter Technologies, Ltd.
Peter H. Stephaich                48      Director
Ottavio Serena                    51      Director
Michael Castellano                63      Director

         JOSEPH V. VITTORIA was appointed to the Board of Directors and appointed as Chairman on February 8, 2000. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. where he served from 1998 to 2000. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc. and was President and Chief Operating Officer of Avis, Inc. from 1982 to 1987. Mr. Vittoria also serves on the boards of several companies, including Autoeurope, Inc.

         RICHARD C. FORD has been a Director of the Company since its inception in 1988. He served as President of the Company from its inception in 1988 until April 1997 and as Chief Executive Officer and Treasurer until June 1997. He also served as Secretary of the Company from its inception until August 1996. Mr. Ford returned to the Company in April 1998 and in January 1999, was elected Chairman of the Board of Directors and appointed Chief Executive Officer. Mr. Ford was also a Director of TF Purifiner Ltd. through July 17, 1997 at which time he resigned, and was re-appointed as a Director in 1999.

         KEVIN G. KROGER joined the Company July 3, 2000 as President and Chief Operating Officer, and was appointed to the Board of Directors. Mr. Kroger was with Detroit Diesel Corporation from 1989 to the time he joined the Company, serving in various executive positions prior to his appointment in 1998 to the position of Vice President and General Manager of Series 30/40 Product. From 1987 to 1989 he was Vice President of R.E.S. Leasing and of VE Corporation. Prior to this, from 1971 to 1987, he held several management positions with Caterpillar Corporation.

         ALAN J. SANDLER joined the Company in June 1998 as President, Chief Operating Officer, Secretary, Chief Financial Officer, and Director. In January 2000, he became Vice President and resigned from the positions of President and Chief Operating Officer. In March 2001, he resigned as Chief Financial Officer. In August 2001, Mr. Sandler resumed the position of Chief Financial Officer and then resigned from the position in March 2002. From 1995 until 1997 Mr. Sandler served as President and Chief Executive Officer to Hood Depot, Inc., a national restaurant supply manufacturer/distributor. From 1979 to 1995 he was President and Chief Executive Officer of Sandler & Sons Dental Supply Company, a regional dental supply and equipment distributor. Previous to this position he was a Vice President of Gardner Advertising Company, a national advertising agency. Mr. Sandler was appointed as a Director of TF Purifiner Ltd. in 1999 through 2000.

         LISA M. DE LA POINTE joined the Company November 19, 2001 as the Controller. In March 2002, she was appointed the Chief Financial Officer. Ms. De La Pointe received a Bachelor of Science from Florida Atlantic University and is a CPA in the state of Florida. Prior to her employment with Puradyn Filter Technologies Inc., she worked as a senior auditor for Ernst & Young LLP from December 1998 to June 2000 as well as a Corporate Controller for an e-commerce company and a publishing company from October 1995 to December 1998.

         D. WAYNE CLIFTON joined the Company in 1994 as Southwest Regional Manager. With over 40 years in sales and management, Mr. Clifton became Sales & Marketing Director of the company in July 2003. Prior to joining Puradyn, Mr. Clifton was President/CEO of Wayne Clifton & Associates, a buying and management services company within the apparel industry for 30 years. Mr. Clifton also served as Western District Sales Manager of the West Coast and then National Accounts Manager for the Philip Morris Company.

         JOSEPH J. GAYNOR, JR. joined the Company in 2002. From 2000-2002, Mr. Gaynor served as VP, Operations/General Manager at JDS Uniphase Corporation. With over 25 years of management, manufacturing and engineering experience, Mr. Gaynor has also held executive positions with Spectrum Control, Rockwell International and Corning Glass Works.

         KEVIN DAVIES serves as Managing Director of Puradyn, Ltd, located in the UK. Mr. Davies has been with the Company since 1995 and at different times has served in the positions of Technical Sales Manager, Marketing Director, Acting Managing Director, and, as of March 2004, Managing Director. Prior to joining Puradyn, Mr. Davies worked for Recruitment and Management Consultancy in London, and from 1985-1990, for a diesel engine and spare parts company (part of the Lancaster Group) in the positions of National Sales Manager, USA, as well as Export Sales Manager for North America, Europe and the Middle East.

         PETER H. STEPHAICH was appointed to the Board of Directors at its meeting June 12, 2000, and serves as Chairman of our Compensation Committee. Mr. Stephaich is currently Chairman, Chief Executive Officer and President of Blue Danube Incorporated, a private holding Company engaged in the river transportation industry on the Upper Ohio River. Mr. Stephaich has been on its Board of Directors since 1982 and has held the titles of Chief Executive Officer and President since 1995. Prior to 1995, Mr. Stephaich worked for various financial institutions, including four years at Banker Trust Company where he provided international financial advisory services to the transportation and aerospace industries.

         OTTAVIO SERENA was appointed to the Board of Directors at its meeting on June 12, 2000. Mr. Serena is a principal of The Lynx Partners, a private equity consulting firm. He is also President of The Explorer and Fiber Group, and is Managing Director of Lincolnshire Management, Inc., a publicly traded financial Company. From 1993 to 1999, Mr. Serena was with Citicorp Venture Capital, a leveraged buyout company. Mr. Serena co-founded and was managing director of The Lynx Partners from 1987 to 1993.

         MICHAEL CASTELLANO was appointed to the Board of Directors at the Company's January 24, 2001 meeting and serves as Chairman of our Audit Committee. Mr. Castellano retired in 1997 from Kobren Insight Group, a financial services company, where he served as Chief Administrative Officer from 1995 to 1997, and in 1994, he was Executive Vice President of Wall Street Access, a discount brokerage firm. Prior to that, from 1988 to 1993, Mr. Castellano was Senior Vice President and Corporate Controller for Fidelity Investments. Mr. Castellano also serves on the Board of Kobren Insight Funds.

         During 2003, Puradyn's board of directors met on three occasions. Puradyn has an audit committee and a compensation committee.

Audit Committee
---------------

         During 2003, the audit committee of the board of directors was composed of two independent directors. It operates under a written charter adopted by the board of directors. The committee members are Michael Castellano (chairperson) and Peter H. Stephaich. On December 13, 2002, Joseph V. Vittoria, then a member of the audit committee, resigned so that the audit committee is comprised of only independent directors.

         The Board has determined that Mr. Castellano satisfies the criteria as an audit committee financial expert as established by the SEC under Item 401(e) of Regulation S-B and the American Stock Exchange, and that both members of the committee are independent as that term is defined in applicable SEC Rules and American Stock Exchange listing standards. The audit committee met four times in 2003.

         The audit committee reviews our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the system of internal controls.

         In this context, the chairperson has met and held discussions with management and the independent auditors. Management represented to the committee that Puradyn's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States, and the committee has reviewed and discussed the consolidated financial statements with management and the independent auditors. The committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

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

         In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors, and the board has approved, that the audited consolidated financial statements be included in Puradyn's Form 10-KSB for the year ended December 31, 2003, for filing with the Securities and Exchange Commission.

Submitted by the audit committee of the board of directors:

                             Michael Castellano           Peter H. Stephaich

Compensation Committee
----------------------

         The compensation committee provides overall guidance for officer compensation programs, including salaries and other forms of compensation including all employee stock option grants and warrant grants to non-employees. The compensation committee consists of three independent directors, Peter Stephaich (chairperson), Ottavio Serena and Michael Castellano.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2003, the following failed to meet the Section 16 (a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners for filing on a timely basis:

                      Kevin G. Kroger - 1 late filing, 1 late transaction Joseph V. Vittoria - 1 late filing, 1 late transaction

Code of Ethics
--------------

         We have adopted a code of ethics outlining business ethics and conflicts of interest for all officers, directors and employees of the Company, including procedures for prompt internal reporting of violations of the code to the appropriate persons.

         You will find a copy of our code of ethics posted on our website at http://www.puradyn.com/ under Investor Relations, or you may write to us at Puradyn Investor Relations, 2017 High Ridge Road, Boynton Beach, FL 33426. Our Code of Ethics applies to all directors, officers and employees. We will provide a copy to you upon request at no charge.

ITEM 10. EXECUTIVE COMPENSATION
---------------------------------

Compensation
------------

         The following table shows, for the three year period ended December 31, 2003, the cash and other compensation paid by the Company to its Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.

 ---------------------- ------ ---------------------------------------------- ------------------ -----------------
                                        SUMMARY COMPENSATION TABLE
 ---------------------- ------ ---------------------------------------------- ------------------ -----------------
                          ANNUAL COMPENSATION                                     LONG TERM
                                                                                COMPENSATION
                                                                                   AWARDS
 ---------------------- ------ ---------------------------------------------- ------------------ -----------------
                                                             OTHER ANNUAL        SECURITIES         ALL OTHER
        NAME AND                                             COMPENSATION        UNDERLYING        COMPENSATION
  PRINCIPAL POSITION    YEAR     SALARY ($)   BONUS ($)        ($) (1)           OPTIONS (#)         ($) (3)
 ---------------------- ------ ------------- ------------- ------------------ ------------------ -----------------
 Richard C. Ford        2003     $ 208,000      $      -          $ 13,000                    -       $      -
 CEO and Director       2002       208,000             -            12,000                    -              -
                        2001       208,000             -            11,000                    -              -

 Kevin G. Kroger        2003       166,000             -            21,833                    -          2,372
 President, COO and     2002       166,000        80,000 (2)        18,482              100,000(2)       2,144
 Director               2001       166,000        76,000            21,143                    -          1,964

 Alan Sandler           2003       100,000             -                 -                    -              -
 Vice President,        2002       100,000             -                 -                    -              -
 Secretary and          2001       100,000             -                 -                    -              -
 Director
 ---------------------- ------ ------------- ------------- ------------------ ------------------ -----------------


(1) This amount represents payments made by the Company for car allowances and, in the case of Mr. Kroger, also for disability insurance premiums.

(2) In January 2003, in lieu of the contractual cash bonus amount of $80,000, 100,000 ISO stock options were granted to Mr. Kroger.

(3) Other compensation represents insurance premiums paid by the Company on behalf of Mr. Kroger for term life insurance for the benefit of Mr. Kroger's family. There are no dividends or cash surrender value payable on this policy, which is renewable annually.

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

         Each member of the Board of Directors was automatically granted 5,000 options at the date of commencement of the Directors' Plan and on their initial election as new members to the Board of Directors. Each director receives an additional 5,000 options at the close of each annual meeting of stockholders. Additionally, each director automatically receives 2,500 options for each committee of the Board on which the director serves. Options are granted at a price equal to the fair market value of the stock on the date of grant, are exercisable commencing two years following grant, and will expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service. The Board of Directors will administer the Directors' Plan.

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

         As of December 31, 2003, under the Directors' Plan, options to purchase 315,000 shares of common stock were outstanding. As of December 31, 2003, under the 1996 Plan, incentive stock options to purchase 157,357 shares of common stock were outstanding and non-qualified options to purchase 585,463 shares of common stock were outstanding and, under the 1999 Plan, incentive stock options to purchase 1,243,750 shares of common stock were outstanding and non-qualified options to purchase 22,000 shares of common stock were outstanding.

---------------------------------------------------------------------------------------------------------------------------
                                          OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------------------------
                                                    Individual Grants
---------------------------------------------------------------------------------------------------------------------------
                              Number of Securities         % of Total Options/SARs       Exercise or
                             Underlying Options/SARs       Granted to Employees in        Base Price
      Name                         Granted (#)                   Fiscal Year                ($/Sh)        Expiration Date
-------------------------- ---------------------------- ------------------------------ ----------------- ------------------
Kevin Kroger                       100,000                         36.30%                    1.70          1/10/2013
-------------------------- ---------------------------- ------------------------------ ----------------- ------------------

Option Exercises and Holdings
-----------------------------

         The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2003 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 2003 fiscal year.

                          AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
------------------------- -------------- --------------- ------------------------------------ -----------------------------------
                            NUMBER OF                                                              VALUE OF UNEXERCISED
                             SHARES                      NUMBER OF SECURITIES UNDERLYING      IN-THE-MONEY OPTIONS/ SARS AT FY-
                           ACQUIRED ON      VALUE        UNEXERCISED OPTIONS/SARS AT FY-END              END ($) (1)
                          EXERCISE (#)    REALIZED ($)   (#) EXERCISABLE/ UNEXERCISABLE           EXERCISABLE/ UNEXERCISABLE
------------------------- -------------- --------------- ------------------------------------ -----------------------------------

Richard C. Ford                 -              -              375,000              -             $ 538,500                   -
Chief Executive Officer
   and Director

Kevin Kroger                    -              -              325,000            75,000             38,000                   -
President, COO and
   Director

Alan Sandler                    -              -                 -                 -                 -                       -
Vice President,
   Secretary and
   Director
------------------------- -------------- --------------- ------------------ ----------------- ---------------- ------------------

(1) In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $2.08, the closing price reported on December 31, 2003.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The following table sets forth certain information regarding the Company's common stock beneficially owned on March 22, 2004 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers as reported under Item 10.Executive Compensation, and directors, and (iii) all officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire ownership within sixty (60) days. At March 22, 2004, there were 17,452,164 shares of Common Stock outstanding. The address of each of the persons set forth below is 2017 High Ridge Road, Boynton Beach, Florida 33426, except as otherwise noted.

                                                                                        PERCENT OF
                                                                                       COMMON STOCK
                                                                      BENEFICIAL       BENEFICIALLY
                    NAME AND ADDRESS OR IDENTITY OF GROUP             OWNERSHIP           OWNED
            ------------------------------------------------------ ----------------- -----------------
            Quantum Industrial Partners LDC ("QIP") (1)                4,570,000           22.4%
            Richard C. Ford (2)                                        1,933,985            9.5%
            Joseph V. Vittoria (5)                                     1,791,870            8.8%
            Glenhill Capital Management, LP,
              Glenhill Capital Overseas Partners, LTD (8)              1,750,000            8.6%
            Kevin G. Kroger (3)                                          357,000            1.8%
            Alan J. Sandler (4)                                          315,992            1.6%
            Peter Stephaich (6)                                          120,000              -*
            Ottavio Serena (6)                                           125,000              -*
            Michael Castellano (7)                                        29,000              -*
                                                                       ---------           ----
            All Officers and Directors as a group (7 persons)          4,672,847           22.9%

* Less than 1%

(1) Address is c/o Curacao Corporation Company, N.V., Kaya Flamboyan, Willenstad Curacao, Netherlands, Antilles.

(2) Mr. Ford serves as Chief Executive Officer and as a Director. Includes options to purchase 100,000 shares of common stock at $.56 per share through April 14, 2009, options to purchase 100,000 shares at $.21 per share through January 7, 2009, and options to purchase 175,000 shares at $.94 per share through April 1, 2009.

(3) Mr. Kroger is President, Chief Operating Officer, and a Director. Includes options to purchase 225,000 shares of common stock at $9.25 through July 3, 2010 and options to purchase 100,000 shares at $1.70 through January 10, 2013.

(4)      Mr. Sandler serves as Vice President, Secretary and Director.

(5) Mr. Vittoria serves as Chairman of the Board of Directors. Includes options to purchase 205,000 shares of common stock at $5.88 through October 23, 2005 and three warrants to purchase 100,000 shares of common stock at $2.05 through March 28, 2007, 125,000 shares of common stock at $3.25 through March 14, 2008, and 150,000 shares of common stock at $2.00 through February 2, 2008, respectively.

(6) Mr. Stephaich and Mr. Serena serve as Directors. Includes options to purchase 10,000 and 7,500, shares of common stock, respectively, at $5.88 through October 23, 2005, and 10,000 and 7,500 shares of common stock, respectively, at $2.60 through October 23, 2006. For Mr. Serena, also includes a warrant to purchase 100,000 shares of common stock at $1.00 through December 20, 2004.

(7) Mr. Castellano serves as a Director. Includes options to purchase 7,500 shares of common stock at $6.50 through January 24, 2006, 10,000 shares of common stock at $2.60 through October 23, 2006, and 2,500 shares of common stock at $4.81 through May 16, 2006.

(8) Glenhill Capital LP and Glenhill Capital Overseas Partners, LTD are investment vehicles for Krevlin Advisors and Glenhill Overseas, respectively. Address is 650 Madison Avenue, 26th Floor, New York, NY 10022.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

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

         On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum, (4.00% at December 31, 2003), payable monthly and were to become due and payable on December 31, 2003, or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of December 31, 2003, the Company had drawn the entire $2.5 million of the available funds.

         On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (4.00% at December 31, 2003), payable monthly and become due and payable on December 31, 2004, or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of December 31, 2003, the Company had drawn $2.5 million of the available funds.

         On February 2, 2004, the Company granted this same stockholder an additional 150,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant in consideration for extending the expiration dates of the March 28, 2002 and March 14, 2003 agreements and amendments thereto, from December 31, 2004 to December 31, 2005; for waiving the funding requirement mandating payback terms until such time as the Company has raised an additional $7,000,000 over the amount raised during the Company's current 2004 private placement offering, the Company is operating within sufficient cash flow parameters, as defined, or until the Company is sold; and for his involvement in equity financing in 2003 and 2004, to date.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A)       INDEX TO EXHIBITS

Exhibits                 Description of Documents
--------                 ------------------------

3.1 Amended and Restated Certificate of Incorporation of T/F Purifiner, Inc. dated December 30, 1996 (2)

3.1(a) Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (3)

3.2           Bylaws of T/F Purifiner, Inc. (1)

3.3           Memorandum and Articles of Association of TF Purifiner Ltd. (1)

4.1           Amendment No. 1 to Registration Rights Agreement (3)

10.1          1996 Stock Option Plan (1)

10.2          1999 Stock Option Plan (4)

10.3          2000 Non-Employee Directors' Plan (5)

10.4          2002 Audit Committee Charter (6)

10.5          2002 Supply Agreement between Puradyn Filter Technologies, Inc.
              and Honeywell Consumer Products Group (6)

14.1          Code of Ethics (6)

23.1          Consent of Independent Certified Public Accountants (6)

31.1          Rule 13a-14(a)/15d-14(a) Certifications (6)

31.2          Rule 13a-14(a)/15d-14(a) Certifications (6)

32.1          Certification of Chief Executive Officer (6)

32.2          Certification of Chief Financial Officer (6)

(1)      Incorporated by reference from the Exhibits to the company's
         Form 10-SB 12B Registration Statement, as amended, as filed with the Securities and Exchange Commission.

(2) Incorporated by reference from the Exhibit to the company's Form 8-K, January 9, 1997, as filed with the Securities and Exchange Commission.

(3) Incorporated by reference from the Exhibit to the company's Form 8-KA, February 11, 1998, as filed with the Securities and Exchange Commission.

(4) Incorporated by reference from Form S-8, September 15, 1999, as filed with the Securities and Exchange Commission

(5) Incorporated by reference from Form 10-KSB, April 19, 2001, as filed with the Securities and Exchange Commission.

(6)      Filed herewith.

B) THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 31, 2003:

(1)      A Report on Form 8-K was filed on November 13, 2003, reporting under
         Item 12 the announcement of the Company's third quarter 2003 financial results via a press release.

(2)      A Report on Form 8-K was filed on December 11, 2003, reporting under
         Item 5, that the Company executed a subscription agreement with an accredited investor.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
------------------------------------------------

         The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2003 and December 31, 2002 by Ernst & Young LLP, the Company's principal accountant:

                                           2003               2002
                                     ------------------ -----------------
           Audit Fees                  $  150,605         $ 146,990
           Audit-Related Fees                  --                --
           Tax Fees                            --                --
           All Other Fees                      --                --

         Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financials statements included in the Company's Forms 10-QSB for the fiscal years ended December 31, 2003 and 2002. Before Ernst & Young LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company's audit committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Puradyn Filter Technologies Incorporated
                                            (Registrant)


Date: March 26, 2004              By:  /s/ Richard C. Ford
                                           Richard C. Ford
                                           Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 26, 2004


By:    /s/ Richard C. Ford
       Richard C. Ford
       Principal Executive Officer and Director

By:    /s/ Alan J. Sandler
       Alan J. Sandler
       Vice President, Secretary and Director

By:    /s/ Lisa M. De La Pointe
       Lisa M. De La Pointe
       Principal Financial and Accounting Officer

By:    /s/ Joseph V. Vittoria
       Joseph V. Vittoria
       Chairman of the Board of Directors

By:    /s/ Kevin G. Kroger
       Kevin G. Kroger, President and Principal
       Operating Officer and Director

By:    /s/ Michael Castellano
       Michael Castellano, Director

By:    /s/ Peter Stephaich
       Peter Stephaich, Director

By:    /s/ Ottavio Serena
       Ottavio Serena, Director

                    PURADYN FILTER TECHNOLOGIES INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Page
Report of Independent Certified Public Accountants..........................................................  F-2

Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2003.........................................................  F-3

     Consolidated Statements of Operations - Years ended December 31, 2003 and 2002.........................  F-4

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)  -
         Years ended December 31, 2003 and 2002.............................................................  F-5

     Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002.........................  F-6

     Notes to Consolidated Financial Statements.............................................................  F-7

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Puradyn Filter Technologies Incorporated

         We have audited the accompanying consolidated balance sheet of Puradyn Filter Technologies Incorporated (the Company) as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puradyn Filter Technologies Incorporated at December 31, 2003, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.



                                                         /s/ Ernst & Young LLP


West Palm Beach, Florida
February 24, 2004, except for the matters discussed in the second and third paragraphs of Note 16, as to which the date is March 12, 2004.

                    Puradyn Filter Technologies Incorporated

                           Consolidated Balance Sheet

                                December 31, 2003

Assets
Current assets:
     Cash and cash equivalents                                                    $  1,394,830
     Accounts receivable, net of allowance for uncollectible accounts of $5,745        224,555
     Inventories                                                                     1,202,500
     Prepaid expenses and other current assets                                         228,906
                                                                                  ------------
Total current assets                                                                 3,050,791

Property and equipment, net                                                            659,285
Deferred financing costs                                                               181,767
Other noncurrent assets                                                                107,597
                                                                                  ------------
Total assets                                                                      $  3,999,440
                                                                                  ============

Liabilities and stockholders' deficit
  Current liabilities:
     Accounts payable                                                             $     95,140
     Accrued liabilities                                                               508,821
     Current portion of capital lease obligation                                         4,063
     Deferred revenues                                                                  36,461
                                                                                  ------------
Total current liabilities                                                              644,485

Capital lease obligation, less current portion                                          15,140
Notes payable - stockholder                                                          5,001,900

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                           --
     Common stock, $.001 par value,
         Authorized shares - 30,000,000; issued and outstanding - 16,442,164            16,442
     Additional paid-in capital                                                     33,309,707
     Notes receivable from stockholders                                               (992,326)
     Accumulated deficit                                                           (33,952,086)
     Accumulated other comprehensive loss                                              (43,822)
                                                                                  ------------
Total stockholders' deficit                                                         (1,662,085)
                                                                                  ------------
Total liabilities and stockholders' deficit                                       $  3,999,440
                                                                                  ============

See accompanying notes.

                    Puradyn Filter Technologies Incorporated

                      Consolidated Statements of Operations

                                                      Year Ended December 31
                                                      2003             2002
                                                 ------------      ------------

Net sales                                        $  1,906,517      $  2,137,118

Costs and expenses:

     Cost of products sold                          2,282,450         2,058,439
     Salaries and wages                             1,728,358         1,871,723
     Selling and administrative                     1,667,291         1,522,337
                                                 ------------      ------------
                                                    5,678,099         5,452,499
                                                 ------------      ------------
Loss from operations                               (3,771,582)       (3,315,381)

Other (expense) income:
        Investment loss                                    --           (22,406)
        Interest income                                51,344            52,553
        Interest expense                             (330,521)         (230,482)
                                                 ------------      ------------
Total other (expense) income                         (279,177)         (200,335)
                                                 ------------      ------------
Net loss                                         $ (4,050,759)     $ (3,515,716)
                                                 ============      ============

Basic and diluted loss per common share          $      (0.26)     $      (0.23)
                                                 ============      ============


Weighted average common shares
         outstanding                               15,726,140        15,588,539
                                                 ============      ============


See accompanying notes.

                    Puradyn Filter Technologies Incorporated
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                                                         ADDITIONAL         NOTES
                                                  COMMON STOCK             PAID-IN        RECEIVABLE
                                             SHARES         AMOUNT         CAPITAL     FROM STOCKHOLDERS
                                             ------         ------         -------     -----------------
Balance at December 31, 2001                 15,492,873   $     15,493   $ 31,418,509    $   (875,256)

Foreign currency translation adjustment              --             --             --              --
Reclassification of realized
  investment loss included in net loss               --             --             --              --
Net loss                                             --             --             --              --

Total comprehensive loss                             --             --             --              --

Exercise of stock options                       155,516            155        170,169              --
Issuance of stock options to consultants
  for services                                       --             --         61,200              --
Issuance of warrants to stockholder                  --        318,000             --              --
Compensation expense associated with
  warrant modification                               --             --         94,000              --
Credit to previously recognized
  compensation expense associated with
  outstanding variable option awards                 --             --       (573,850)             --
                                           ------------   ------------   ------------    ------------
Balance at December 31, 2002                 15,648,389   $     15,648   $ 31,488,028    $   (875,256)

Foreign currency translation adjustment              --             --             --              --
Net loss                                             --             --             --              --

Total comprehensive loss                             --             --             --              --
Exercise of stock options                        43,775             44         42,622              --
Issuance of common stock in
  private placement                             750,000            750      1,465,500              --
Issuance of warrants to stockholder                  --             --        212,500              --
Issuance of stock options in lieu
  of bonus                                           --             --         80,000              --
Reclassification of interest
  receivable related to notes
  receivable from stockholders                       --             --             --        (117,070)
Compensation expense associated with
  warrant modification                               --             --          2,000              --
Compensation expense associated with
  outstanding variable option awards                 --             --         19,057              --
                                           ------------   ------------   ------------    ------------
Balance at December 31, 2003                 16,442,164   $     16,442   $ 33,309,707    $   (992,326)
                                           ============   ============   ============    ============
[restubbed]

                                                             ACCUMULATED
                                                                OTHER            TOTAL
                                              ACCUMULATED   COMPREHENSIVE    STOCKHOLDERS'
                                           S    DEFICIT     INCOME (LOSS)   EQUITY (DEFICIT)
                                           -    -------     -------------   ----------------
Balance at December 31, 2001                 $(26,385,611)         84,170    $  4,257,305

Foreign currency translation adjustment                --           9,419           9,419
Reclassification of realized
  investment loss included in net loss                 --         (85,620)        (85,620)
Net loss                                       (3,515,716)             --      (3,515,716)
                                                                             ------------
Total comprehensive loss                               --              --      (3,591,917)
Exercise of stock options                              --              --         170,324
Issuance of stock options to consultants
  for services                                         --              --          61,200
Issuance of warrants to stockholder               318,000
Compensation expense associated with
  warrant modification                                 --              --          94,000
Credit to previously recognized
  compensation expense associated with
  outstanding variable option awards                   --              --        (573,850)
                                             ------------    ------------    ------------
Balance at December 31, 2002                 $(29,901,327)   $      7,969    $    735,062

Foreign currency translation adjustment                --         (51,791)        (51,791)
Net loss                                       (4,050,759)             --      (4,050,759)
                                                                             ------------
Total comprehensive loss                               --              --      (4,102,550)
Exercise of stock options                              --              --          42,666
Issuance of common stock in
  private placement                                    --              --       1,466,250
Issuance of warrants to stockholder                    --              --         212,500
Issuance of stock options in lieu
  of bonus                                             --              --          80,000
Reclassification of interest
  receivable related to notes
  receivable from stockholders                         --              --        (117,070)
Compensation expense associated with
  warrant modification                                 --              --           2,000
Compensation expense associated with
  outstanding variable option awards                   --              --          19,057
                                             ------------    ------------    ------------
Balance at December 31, 2003                 $(33,952,086)   $    (43,822)   $ (1,662,085)
                                             ============    ============    ============

See accompanying notes.

                    Puradyn Filter Technologies Incorporated

                      Consolidated Statements of Cash Flows

                                                                                  YEAR ENDED DECEMBER 31
                                                                                   2003            2002
                                                                                -----------    -----------
OPERATING ACTIVITIES
Net loss                                                                        $(4,050,759)   $(3,515,716)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  237,491        202,968
     Provision for (recovery of) bad debts                                           18,184        (60,044)
     Amortization of deferred financing costs included in interest expense          173,967        176,667
     Loss on investments                                                                 --        107,977
     Loss on disposal of property and equipment                                       2,280         25,494
     Compensation expense (credit) on stock-based arrangements with employees
         and vendors                                                                 21,057       (467,611)
     Changes in operating assets and liabilities:
         Accounts receivable                                                        151,880        (72,574)
         Inventories                                                                (39,851)      (369,601)
         Accrued interest receivable from related parties                           (48,067)       (48,066)
         Accrued interest receivable from investments                                    --        115,220
         Prepaid expenses and other current assets                                    1,444         40,930
         Other noncurrent assets                                                     95,675       (286,296)
         Accounts payable                                                          (168,324)      (283,835)
         Accrued liabilities                                                         88,176        270,395
         Deferred revenues                                                          (69,535)         6,398
         Other noncurrent liabilities                                                  (263)            --
                                                                                -----------    -----------
Net cash used in operating activities                                            (3,586,645)    (4,157,694)
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments                                        --      5,815,930
Purchases of property and equipment                                                (138,355)      (194,213)
                                                                                -----------    -----------
Net cash (used in) provided by investing activities                                (138,355)     5,621,717
FINANCING ACTIVITIES
Proceeds from sale of common stock                                                1,500,000             --
Proceeds from exercise of stock options                                              42,666        170,324
Proceeds from note payable secured by investments                                        --      1,450,501
Proceeds from notes payable to stockholder                                        3,000,000      2,000,000
Proceeds from short term loan payable to officer                                    100,000             --
Payment of short term loan payable to officer                                      (100,000)            --
Payment of note payable secured by investments                                           --     (5,430,501)
Payment of capital lease obligations                                                 (4,069)        (4,781)
                                                                                -----------    -----------
Net cash provided by (used in) financing activities                               4,538,597     (1,814,457)
Effect of exchange rate changes on cash and cash equivalents                        (51,791)         9,419
                                                                                -----------    -----------
Net increase (decrease) in cash and cash equivalents                                761,806       (341,015)
Cash and cash equivalents at beginning of period                                    633,024        974,039
                                                                                -----------    -----------
Cash and cash equivalents at end of period
                                                                                $ 1,394,830    $   633,024
                                                                                ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                          $   147,721    $    48,914
                                                                                ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Office equipment acquired under capital lease obligation                        $    19,203    $        --
                                                                                ===========    ===========
Common stock options issued in lieu of officer cash bonus                       $    80,000    $        --
                                                                                ===========    ===========
Warrants issued for deferred financing costs                                    $   212,500    $   318,000
                                                                                ===========    ===========
Stock options issued for consulting services                                    $        --    $    61,200
                                                                                ===========    ===========

See accompanying notes

                    Puradyn Filter Technologies Incorporated

                   Notes to Consolidated Financial Statements

                                December 31, 2003

1. SIGNIFICANT ACCOUNTING POLICIES

Organization

Puradyn Filter Technologies Incorporated (the "Company"), a Delaware corporation, is engaged in the manufacturing, distribution and sale of by-pass oil filtration systems under the trademark Puradyn(R) primarily to companies with large fleets of vehicles and secondarily to original vehicle equipment manufacturer aftermarket programs. The Company holds the exclusive worldwide manufacturing and marketing rights for the Puradyn products pursuant to licenses for two patents and through direct ownership of various other patents.

Puradyn Filter Technologies, Ltd. (Ltd.), a wholly owned subsidiary in the United Kingdom, sells and distributes the Company's products in Europe, the Middle East and certain African countries. The results of the operations of Ltd. have been included in the Company's statements of operations since Ltd.'s formation on June 1, 2000. All intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections (SFAS 145). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishments of debt and allows extraordinary accounting treatment for early extinguishments only when the provisions of Accounting Principles Board Opinion (APB) No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, are met. This statement also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 became effective for the Company on January 1, 2003. The adoption of the new statement did not have an effect on the Company's financial position or the results of its operations.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that certain guarantees be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements under FIN 45 for the year ended December 31, 2002, and has adopted the initial recognition and initial measurement provisions for any guarantees issued or modified after December 31, 2002. The adoption of the new interpretation did not have an effect on the Company's financial position or the results of its operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 (FIN 46), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Originally, FIN 46 applied to the first interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However in December 2003, the FASB issued FASB Staff Position No. FIN 46-e, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Held by a Public Entity (FSP 46-e), that delayed the implementation date to the first interim or annual period ending after March 14, 2004. The Company does not anticipate that the adoption of the new interpretation will have an effect on the Company's financial position or the results of its operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ltd. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation at the customer's site are shipped, there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements as amended and interpreted. Cash received by the Company prior to revenue recognition is recorded as deferred revenues. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying consolidated financial statements.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2003 because of their short-term natures.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Investments

During 2002, the Company sold all its investments for approximately $5.83 million. The proceeds were used to pay in full its margin loan of $5.45 million, which was collateralized by the investments, and to fund operations. The 2002 net investment loss of approximately $22,400 is included in investment loss in the accompanying 2002 consolidated statement of operations. All investments sold in 2002 were reclassified out of accumulated other comprehensive income into earnings using the specific identification method.

Inventories

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $173,697 and $176,667 for the years ended December 31, 2003 and 2002, respectively. The deferred financing costs related to the $2.5 million commitment provided by the Company's stockholder, who is also a Board Member, totaled $318,000 and were initially amortized over the nine-month draw down period ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003. On March 14, 2003, the Company recorded additional deferred financing costs of $214,400 related to an additional $3.5 million commitment provided by the same stockholder, with a payback date of December 31, 2004. The $214,400 of deferred financing costs is being amortized over the payback period. In addition, the repayment period for the $2.5 million commitment was extended to December 31, 2004. Effective March 14, 2003, the Company began amortizing the then remaining deferred financing costs for the $2.5 million commitment prospectively over the extended payback period. On February 2, 2004 the payback period which was extended to December 31, 2005 (see Note 2). Accumulated amortization of deferred financing costs as of December 31, 2003 and 2002, was $350,633 and $176,667, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, except for assets held under capital leases, for which the

Company records depreciation and amortization based on the shorter of the asset's useful life or the term of the lease. The estimated useful lives of property and equipment range from 3 to 5 years. Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from their respective accounts, and the resulting gain or loss is included in results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

Impairment of Long-Lived Assets

Management assesses the recoverability of its long-lived assets when indicators of impairment are present. If such indicators are present, recoverability of these assets is determined by comparing the undiscounted net cash flows estimated to result from those assets over the remaining life to the assets' net carrying amounts. If the estimated undiscounted net cash flows are less than the net carrying amount, the assets would be adjusted to their fair value, based on appraisal or the present value of the undiscounted net cash flows. In 2002, a recoverability analysis was performed due to the presence of certain indicators of impairment. Based on the results of the recoverability analysis, the Company wrote off the entire carrying values of the patents and trademarks of approximately $208,000, which is included under selling and administrative expenses in the accompanying 2002 consolidated statement of operations.

Product Warranty Costs

In connection with the adoption of FIN 45, the Company is including the following disclosure applicable to its product warranties.

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company's warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate. Deferred revenue of approximately $4,500, which is related to the replacement of warranty products, and accrued warranty expense of approximately $43,000, which is included in accrued liabilities, are included in the accompanying consolidated balance sheet as of December 31, 2003.

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2003:

         Balance as of December 31, 2002                      $ 46,607
         Less: Payments made                                   (30,269)
               Change in prior period estimate                  (8,004)
         Add: Provision for current period warranties           34,239
                                                              --------
         Balance as of December 31, 2003                      $ 42,573
                                                              ========

Guarantees

In August 2003, the Company made a guarantee to its wholly owned subsidiary, Ltd., that it will provide cash for working capital on an as needed basis for a minimum period of twelve months. The guarantee was provided as assurance that they will continue as a going concern for 2003. This guarantee is excluded from the recognition and measurement provisions of FIN 45, as it relates to a wholly owned consolidated subsidiary.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions as reported in the consolidated statement of changes in stockholders' equity (deficit). Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd. Comprehensive income as of December 31, 2003 and 2002 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2003 and 2002, advertising costs incurred by the Company totaled approximately $106,000 and $178,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2003 and 2002, engineering and development costs incurred by the Company totaled approximately $50,000 and $129,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2003 and 2002 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the years ended December 31, 2003 and 2002, the Company recorded a foreign currency exchange rate gain of approximately $52,000 and $24,000, respectively, which is included in selling and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (FIN 44), including related amendments and interpretations, and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS 123. The Company does not record compensation expense using the fair value provisions, because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company leases its employees from a payroll leasing company. The Company's leased employees meet the definition of employees as specified by FIN 44 for purposes of applying APB 25.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with SFAS 123 and EITF 96-18, Accounting for Equity Investments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, including related amendments and interpretations. The related expense is recognized over the period the services are provided.

Pro forma information regarding net loss and loss per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                  Year Ended December 31
                                                                  2003                2002
                                                             --------------     --------------
         Net loss as reported                               $    (4,050,759)    $   (3,515,716)

         Stock-based employee compensation cost (intrinsic
              value method)                                              --                 --
         Fair value method stock option expense                  (1,156,992)        (1,819,429)
                                                             --------------     --------------
         Pro forma net loss                                  $   (5,207,751)    $   (5,335,145)
                                                             ==============     ==============
         Loss per common share:
           Basic and diluted loss as reported                $       (0.26)     $        (0.23)
           Basic and diluted loss pro forma                  $       (0.33)     $        (0.34)
         Weighted average fair value per option granted
            during the period(1)                             $         1.63     $         2.56
         Assumptions:
              Average risk free interest rate                          2.19%              4.00%
              Average volatility factor                               1.210              1.256
              Expected dividend yield                                     0%                 0%
              Expected life (in years)                                 4.64                  5

(1) A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash and cash equivalents by maintaining its cash and cash equivalents with high quality federally insured financial institutions. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by five customers at December 31, 2003 whose trade receivable balances each represented approximately 31%, 21%, 19%, 6% and 5% for a total of 82% of total accounts receivable. The loss of business from one or a combination of the Company's significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company's operations.

Basic and Diluted Loss Per Share

The Company follows SFAS No. 128, Earnings Per Share (SFAS 128), which requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 2,763,570 in 2003 and 2,654,912 in 2002. In March 2004, the Company issued 1,000,000 shares of common stock to a private placement investor (see Note 16).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $3,587,000 and $4,158,000 during the years ended December 31, 2003 and 2002, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

In December 2003, the Company issued 750,000 shares of common stock for $1.5 million from its current private placement offering ($1,466,250 net of related expenses). In March 2004, an additional 1,000,000 shares of common stock were issued for $2.0 million. Subscriptions for the private placement will expire on April 30, 2004, unless extended by the Company. The $2.0 million in funds will be used to reduce the outstanding balance of the notes payable to stockholder. The Company will then draw amounts, per the terms of the stockholder commitment letters dated March 28, 2002 and March 14, 2003, as needed, for operating and capital expenditures. There is no assurance that the Company will raise any additional proceeds from this private placement.

On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum

(4.00% at December 31, 2003), payable monthly and were to become due and payable on December 31, 2003, or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 13). As of December 31, 2003, the Company had drawn the entire $2.5 million of the available funds.

On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (4.00% at December 31, 2003), payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 13). As of December 31, 2003, the Company had drawn $2.5 million of the available funds.

On February 2, 2004, the stockholder amended both agreements to extend the payback dates to December 31, 2005 and to waive the funding requirement mandating payback terms until such time as the Company has raised an additional $7 million over the amount raised in the Company's current private placement offering ending April 30, 2004; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until the Company is sold. In addition, the second agreement was amended to allow the Company to draw the remaining available balance of $1.0 million through December 31, 2004. In consideration for the amendments, as well as for compensation in obtaining private placement funding, the Company granted the stockholder 150,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note
16).

The Company anticipates increased cash flows from 2004 sales activity; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder and the current private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through January 1, 2005. However, if budgeted sales levels are not achieved or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2004.

3. INVENTORIES

At December 31, 2003, inventories consisted of the following:

         Raw materials                                           $    921,219
         Finished goods                                               281,281
                                                                 -------------
                                                                 $  1,202,500
                                                                 =============

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

 At December 31, 2003, prepaid expenses and other current assets consisted of the following:

          Prepaid expenses                                          $ 137,129
          Current portion of refundable security deposit               66,667
          Deferred costs                                               25,110
                                                                    ----------
                                                                    $ 228,906
                                                                    ==========

5. PROPERTY AND EQUIPMENT

At December 31, 2003, property and equipment consisted of the following:


         Machinery and equipment                                 $   1,077,468
         Furniture and fixtures                                         95,865
         Leasehold improvements                                        122,622
         Website development                                            72,960
         Computer hardware and software                                216,010
                                                                 -------------
                                                                     1,584,925
         Less accumulated depreciation and amortization               (925,640)
                                                                 -------------
                                                                 $     659,285
                                                                 =============

Depreciation and amortization expense of property and equipment for the years ended December 31, 2003 and 2002 is $237,491 and $202,968, respectively, of which approximately $136,000 and $122,000 is included in cost of products sold and approximately $101,000 and $81,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

6.  LEASES

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term noncancellable lease agreement, which contains renewal options and rent escalation clauses. A $235,000 security deposit was paid in 2002, which will be refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no Event of Default, as defined, by the Company. Of this amount, $66,667 was paid to the Company in November 2003, $66,667 is included in prepaid expenses and other current assets and the remainder is included in other noncurrent assets in the accompanying consolidated balance sheet. The total minimum lease payments over the term of the lease aggregate approximately $774,000. The terms of the lease include a period of free rent and scheduled annual rate increases. As such, rent expense is recognized on a straight-line basis over the 68-month term of the lease.

The Company leases a condominium in Ocean Ridge, Florida to provide accommodations for Company use. The lease is renewable annually and is paid in two six-month installments.

The Company's wholly owned subsidiary, Ltd., rented office space in Devon, England under a lease that extended through March 31, 2002 and was subsequently extended on a month-to-month basis. In September 2003, Ltd. moved to new office space by assuming the existing lease, which expires in August 2004, at which time they will negotiate a new lease.

Rent expense under all operating leases for the years ended December 31, 2003 and 2002 totaled approximately $257,000 and $194,000, respectively, of which approximately $199,000 and $97,000 is included in cost of products sold and approximately $58,000 and $97,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

In December 2003, the Company entered into a capital lease obligation for the purchase of approximately $19,000 of office equipment, which is included in property and equipment, net of approximately $300 of accumulated amortization, in the accompanying consolidated balance sheet.

Future minimum lease commitments due for facilities and equipment leases under noncancellable capital and operating leases at December 31, 2003 are as follows:

                                                               CAPITAL LEASES   OPERATING LEASES
                                                              ---------------- -----------------
                2004                                               $     5,922      $   122,751

                2005                                                     5,922          151,645

                2006                                                     5,922          156,194

                2007                                                     5,922          160,880

                2008 and thereafter                                          -           96,421
                                                                   -----------      ------------
                Total minimum lease payments                            23,688      $   687,891
                                                                                    ============
                Less amount representing interest                       (4,485)
                                                                   -----------
                Present value of minimum lease payments
                     including current portion of $4,063           $    19,203
                                                                   ===========

7. ACCRUED LIABILITIES

At December 31, 2003, accrued liabilities consisted of the following:


          Accrued wages and benefits                            $     124,964
          Accrued warranty costs                                       42,573
          Accrued expenses relating to vendors and others             341,284
                                                                --------------
                                                                $     508,821
                                                                ==============

8.  LONG-TERM DEBT

NOTES PAYABLE TO STOCKHOLDER

On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (4.00% at December 31, 2003), payable monthly and were to become due and payable on December 31, 2003 or upon a change in control of the Company or consummation of any other financing arrangement over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants (see Note 13). As of December 31, 2003, the Company had drawn the entire $2.5 million of the available funds.

On March 14, 2003, the Company executed a second agreement with the same stockholder to fund up to $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (4.00% at December 31, 2003), payable monthly and become due and payable on December 31, 2004 or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants (see Note 13). As of December 31, 2003, the Company had drawn $2.5 million of the available funds. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw.


On February 2, 2004, the stockholder amended both agreements to extend the payback dates to December 31, 2005 and to waive the funding requirement mandating payback terms until such time as the Company has raised an additional $7 million over the amount raised in the Company's current private placement offering ending April 30, 2004; until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until the Company is sold. In addition, the second agreement was amended to allow funding through December 31, 2004 as needed for the available balance of $1.0 million. In consideration for the amendments as well as for compensation for services to raise private placement funding, the Company granted the stockholder 150,000 common stock purchase warrants (see Note 16). During the years ended December 31, 2003 and 2002, the Company incurred interest expense of approximately $152,000 and $17,000, respectively, on its draws, which is included in interest expense in the accompanying consolidated statements of operations.

MATURITIES OF LONG-TERM OBLIGATIONS FOR FIVE YEARS AND BEYOND

Long-term obligations consisted of the following at December 31:

                                                                  2003
                                                            --------------
              Notes payable to shareholder - LOC #1         $    2,500,000
              Notes payable to shareholder - LOC #2              2,501,900
              Capital lease obligation                              19,203
                                                            --------------
                                                                 5,021,103
              Less: current maturities                              (4,063)
                                                            --------------
                                                            $    5,017,040
                                                            ==============

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2003 were:

                                      2004                 $      4,063
                                      2005                    5,006,420
                                      2006                        5,028
                                      2007                        5,592
                                                           ------------
                                                           $  5,021,103
                                                           ============

9.  INCOME TAXES

The United States and foreign components of loss from continuing operations before income taxes are as follows for the years ended December 31:

                                               2003            2002
                                           -----------     -----------

         United States                     $(3,901,744)    $(3,372,243)
         Foreign                              (200,900)       (120,235)
         Intercompany elimination               51,885         (23,238)
                                           -----------     -----------
                                           $(4,050,759)    $(3,515,716)
                                           ===========     ===========

The significant components of the Company's net deferred tax assets consisted of the following at December 31, 2003:

         Deferred tax assets:
              Net operating loss carryforwards            $  9,900,413
              Depreciation and amortization                     82,118
              Accrued expenses and reserves                     74,245
              Impairment loss                                   78,304
              Compensatory stock options and warrants           57,354
              Other                                             56,883
                                                          ------------
         Total deferred tax assets                          10,249,317
         Valuation allowance                               (10,249,317)
                                                          ------------
         Net deferred tax assets                          $         --
                                                          ============

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $10,249,317 against its net deferred taxes is necessary as of December 31, 2003. The change in valuation allowance for the years ended December 31, 2003 and 2002 is $1,495,133 and $1,303,920, respectively.

At December 31, 2003, the Company had approximately $30,268,000 of U.S. net operating loss carryforwards remaining, which expire beginning in 2018. The Company will record the benefit of approximately $3,958,000 of the net operating loss carryforwards through additional paid-in capital if and when the net operating loss carryforwards are utilized, as such amounts relate to the unrecognized tax benefit from stock option exercises.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effects, if any, of this change has not been undertaken.

A reconciliation of the Company's income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

                                                                    2003           2002
                                                                  -------         ------
         Federal statutory taxes                                   (34.00)%       (34.00)%
         State income taxes, net of federal tax benefit             (3.63)         (3.63)
         Nondeductible items                                         0.19           0.21
         Change in valuation allowance                              38.32          37.11
         Other                                                      (0.88)           .31
                                                                  -------         ------
                                                                       --%            --%
                                                                  =======        =======

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

In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $20,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000, the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but paid the additional judgment. Thereafter, on February 22, 2002, the trial court ordered the Company to pay the sum of $18,049 for the patent owner's attorney's fees and court costs, for which the Company posted a bond in the amount of $22,238 to secure payment. That order was appealed and combined with the first appeal. On April 24th, 2002, the judgment for attorney's fees and court costs was reversed. In May 2002, the bond was discharged and in June 2002, the funds were released to the Company. In April 2003, the patent owner posed two discovery requests, in order to extend the time remaining before automatic dismissal of his claim. The Company does not believe the likelihood of an unfavorable outcome is probable.

INVESTMENT BANKING AGREEMENT

On December 18, 2003, the Company entered into a one-year agreement with an investment-banking firm in Boca Raton, Florida, to assist in raising approximately $3.0 to $5.0 million in equity capital. The Company has agreed to pay a fee of 7% of any gross proceeds received by the Company as a result of this firm's services, as well as all reasonable out-of-pocket fees, expenses and costs in connection with the performance of its services under the agreement. The agreement excludes the capital raised in December 2003 and March 2004.

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

The Directors' Plan provides for the granting of non-qualified options to members of the Board of Directors at exercise prices not less than the quoted market price of the common stock on the date of grant and options expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service. Such options may be exercised commencing two years from the date of grant. During each of 2003 and 2002, 27,500 of options were issued to non-employee Directors.

Additional information concerning the activity in the three option plans is as follows:

                                                                2003                           2002
                                                    -----------------------------   ---------------------------
                                                                     WEIGHTED                       WEIGHTED
                                                                      AVERAGE                        AVERAGE
                                                                     EXERCISE                       EXERCISE
                                                       OPTIONS         PRICE           OPTIONS        PRICE
                                                    -------------- --------------   -------------- ------------
         Outstanding, beginning of year                2,285,845     $ 3.87            2,482,161     $ 4.00
              Granted                                    275,500       1.99              347,500       3.05
              Exercised                                  (43,775)       .97             (155,516)      1.10
              Expired                                   (194,000)      3.07             (388,300)      5.09
                                                    ------------   --------         ------------   --------
         Outstanding, end of year                      2,323,570       3.77            2,285,845       3.87
                                                    ============                    ============
         Exercisable, end of year                      1,808,070     $ 3.76            1,580,345     $ 3.53
                                                    ============                    ============
         Options available for future grant,
              end of year                                956,255                       1,050,255
                                                   =============                   =============

Summarized information with respect to options outstanding under the three option plans at December 31, 2003 is as follows:

                               OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                   ------------------------------------------------    -------------------------------
                                      REMAINING
                                      AVERAGE
                                    CONTRACTUAL       WEIGHTED                             WEIGHTED
   RANGE OF            NUMBER        LIFE (IN         AVERAGE              NUMBER          AVERAGE
 EXERCISE PRICE     OUTSTANDING        YEARS)      EXERCISE PRICE       EXERCISABLE    EXERCISE PRICE
------------------ --------------- --------------- ----------------    --------------- ---------------
   $ .21  - $ 1.70        829,400          5.5         $    .86               779,400     $    .81
    1.86  -   4.50        718,795          6.5             2.62               353,295         2.63
    4.81   -  6.81        287,875          3.0             6.05               275,375         6.01
    8.50   -  9.25        487,500          4.8             9.07               400,000         9.04
                        ---------        -----         --------           -----------     --------
        Totals          2,323,570          5.7         $   3.77             1,808,070     $   3.76
                        =========        =====         ========           ===========     ========

During 2003, approximately $19,000 of compensation expense was recognized related to variable option awards outstanding. In 2002, the Company recognized a credit to compensation expense of approximately $574,000, relating to the variable option awards, which is included in selling and administrative expenses. At December 31, 2003, approximately 212,000 awards subject to variable accounting remained outstanding with an average exercise price of $0.47.

In July 2001, the Company received promissory notes from two of its officers for the exercise of their vested stock options in the amount of $853,750 and bearing interest of 5.63%. The principal and accrued interest are due upon the earlier of the expiration of the original option periods, which range from July 2008 to December 2009, or upon the sale of the common stock acquired by the execution of the options. Interest income on these notes of approximately $48,000 in 2003 and $48,000 in 2002, is included in interest income in the accompanying consolidated statements of operations.

12. COMMON STOCK

On December 10, 2003, the Company received $1,500,000 for the issuance of 750,000 shares of common stock from a third party private placement investor. Issuance costs of $33,750 are recorded in accrued liabilities in the accompanying consolidated balance sheet, related to this issuance. Included in this amount is $18,750 for services rendered to raise private placement funding by the individual who is both a stockholder and a Board Member, and who has provided funding to the Company since 2002.

 In February 2004, the stockholder was granted 150,000 warrants to purchase common stock, in consideration for the amendments to extend the payback periods of the notes payable to stockholder to December 31, 2005, the extension of the remaining available draws on the second commitment letter through December 31, 2004, as well as for services related to raising private placement funding. The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model, and was allocated between costs of the private placement investment and deferred financing costs (see Notes 2 and 16).

13. WARRANTS

At December 31, 2003 and 2002, 440,000 and 369,067 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and have expiration dates ranging from January 15, 2004 to March 14, 2008. Information concerning the Company's warrant activity is as follows:

                                                              2003                        2002
                                                    -------------------------    -----------------------
                                                        WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                                            EXERCISE                    EXERCISE
                                                    -------------------------    -----------------------
                                                       OPTIONS       PRICE         OPTIONS      PRICE
                                                    -------------- ----------    ------------- ---------
         Outstanding, at the beginning of year           369,067   $     3.16         269,067  $   2.83

              Granted                                    125,000         2.25         100,000      4.05
              Exercised                                        -          -                 -         -
              Expired                                    (54,067)        4.11               -         -
                                                       ---------   ----------      ----------  --------
         Outstanding, at the end of year                 440,000   $     2.79         369,067  $   3.16
                                                       =========   ==========      ==========  ========

On March 28, 2002, the Company recorded a deferred charge of $318,000 for the issuance of 100,000 fully vested warrants to purchase common stock relating to a financing agreement with one of its stockholders to fund up to $2.5 million through March 31, 2003 (see Note 2). The fair value of the deferred charge was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.65%, volatility factor of the expected market price of the Company's common stock of 1.385, a dividend yield of zero, and a weighted average expected life of 3 years. The warrants have an exercise price of $4.05, which was equal to quoted market value on the date of grant. The deferred charge was initially amortized over the commitment period and subsequently revised to include the repayment period, as amended. During the years ended December 31, 2003 and 2002, the Company had amortized approximately $80,000 and $177,000 of such costs, respectively, which are included in interest expense in the accompanying consolidated statements of operations.

On March 14, 2003, the Company recorded a deferred charge of $212,500 for the issuance of 125,000 fully vested warrants to purchase common stock relating to a second financing agreement with the same stockholder to fund up to $3.5 million through December 31, 2004 (see Note 2). The fair value of the deferred charge was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.24%, volatility factor of the expected market price of the Company's common stock of 1.142, a dividend yield of zero, and a weighted average expected life of 4 years. The warrants have an exercise price of $2.25, which was equal to quoted market value on the date of grant. The deferred charge is being amortized over the repayment period of 21.5 months. During the year ended December 31, 2003, the Company had amortized approximately $94,000 of such costs, which is included in interest expense in the accompanying 2003 consolidated statement of operations.

On May 23, 2002, the Company extended the life of a vendor warrant to purchase 100,000 shares of common stock that was issued in March 2000 and was fully vested. The expiration date of the warrant was extended from March 2003 to March 2005. The fair value of the modified warrant was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.65%, volatility factor of the expected market price of the Company's common stock of 1.298, a dividend yield of zero, and a weighted average expected life of 2.79 years. The warrant has an exercise price of $3.875. The difference in the fair value of the old award and the new award was estimated to be $94,000, and is included in selling and administrative expenses in the accompanying 2002 consolidated statement of operations.

On November 21, 2003, the Company extended the life of a director's warrant to purchase 100,000 shares of common stock that was issued in December 1999 and was fully vested. The expiration date of the warrant was extended from December 2003 to December 2004. The fair value of the modified warrant was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.33%, volatility factor of the expected market price of the Company's common stock of .367, a dividend yield of zero, and a weighted average expected life of 1 year. The warrants have an exercise price of $1.00. The difference in the fair value of the old award and the new award was estimated to be $2,000, and is included in selling and administrative expenses in the accompanying 2003 consolidated statement of operations.

14. MAJOR CUSTOMERS

During 2003 and 2002, three and two customers together accounted for approximately 45% and 44%, respectively, of the Company's net sales. In 2003, there were three customers that individually accounted for greater than 10% of net sales, or approximately $334,000, $300,000 and $221,000, while in 2002 there were two customers that individually accounted for greater than 10% of net sales, or approximately $593,000 and $357,000. There were five customers in 2003 whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 31%, 21%, 19%, 6% and 5%, respectively, of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations.

15. GEOGRAPHIC INFORMATION

The Company has two lines of product, which it manufactures and distributes from its locations in the United States and the United Kingdom. Information with respect to sales activity and long-lived assets (consisting entirely of property and equipment) in the United States and United Kingdom is as follows:

                                                    YEAR ENDED DECEMBER 31
                                                      2003            2002
                                                 -------------     -----------

       Net sales:
         United States                             $ 1,318,180      $1,510,440
         United Kingdom                                588,337         626,678
                                                 -------------     -----------
                                                   $ 1,906,517     $ 2,137,118
                                                 =============     ===========

       Long-lived assets by area:
         United States                             $   592,989
         United Kingdom                                 66,296
                                                 ---------------
                                                   $   659,285
                                                 ===============

16. SUBSEQUENT EVENTS

On February 2, 2004, the Company granted a stockholder, who is also a Board member, an additional 150,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant in consideration for extending the payback dates of the March 28, 2002 and March 14, 2003 funding commitment agreements from December 31, 2004 to December 31, 2005; for waiving the funding requirement mandating payback terms until such time as the Company has raised an additional $7,000,000 over the amount raised during the Company's current 2004 private placement offering, the Company is operating within sufficient cash flow parameters, as defined, or until the Company is sold; and for his involvement in equity financing in 2003 and 2004, to date. The fair value of the warrants was estimated at $112,500. The Company accrued $18,750 of the fair value related to the services rendered by the stockholder in association with the private placement funds raised in December 2003, in the accompanying 2003 consolidated balance sheet, and recorded a deferred charge of $93,750 in 2004 for the amendments to the commitment agreements.

In February 2004, one of the Company's customers requested to return merchandise valued at approximately $67,000, for a merchandise credit, due to a change in their sales program from a parts distribution center level to a dealer direct level, which will continue through a corporate program. The Company believes that the original sale complied with the revenue recognition provisions of SAB No. 104, Revenue Recognition and there were no special rights of return. Accordingly, the Company recorded a sales return allowance of $67,000, a credit to cost of goods sold for $42,000 and an accrual of $7,700 for estimated costs involved with the return, which are included in the accompanying statement of operations for the year ended December 31, 2003.

On March 9, 2004, the Company extended the expiration date of the exercise period of 270,000 fully vested stock options for a terminated employee who left the Company in August 2003. The Company's Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. The exercise price of the options ranges from $1.00 to $8.50. In accordance with FIN 44, the Company compared the options' intrinsic value on the modification date to the original intrinsic value on the date of grant. The Company will record approximately $263,000 of compensation expense related to this modification, which will be included in the condensed consolidated statement of operations for the period ending March 31, 2004.

On March 12, 2004, the Company received gross cash proceeds of $2,000,000 from the sale of 1,000,000 shares of common stock from its private placement offering. The funds will be used to reduce the outstanding principal balance of the notes payable to stockholder. The Company will then draw amounts, per the terms of the stockholder commitment letters dated March 28, 2002 and March 14, 2003, and amendments thereto, as needed, for operating and capital expenditures. The Company estimates related offering costs will be approximately $22,500.