Form 10QSB
period 2004-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2004-05-14
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark one)

{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

       For the transition period from ________________ to ________________

                         Commission file number 0-29192
                                                -------

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


              Delaware                                 14-1708544
              --------                                 -----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

               2017 High Ridge Road, Boynton Beach, Florida 33426
               (Address of principal executive offices) (Zip Code)

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

As of May 14, 2004, there were 17,452,164 shares of registrant's common stock outstanding, par value $.001.

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB



Part I.    Financial Information                                                               Page


Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet - March 31, 2004 ...............................      3

        Condensed Consolidated Statements of Operations - Three months ended
        March 31, 2004 and 2003 .............................................................      4

        Condensed Consolidated Statements of Cash Flows - Three months ended
        March 31, 2004 and 2003 .............................................................      5

        Notes to Condensed Consolidated Financial Statements ................................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations     13

Item 3. Controls and Procedures .............................................................     18


Part II Other Information


Item 1. Legal Proceedings ...................................................................     18

Item 2. Changes in Securities and Use of Proceeds ...........................................     18

Item 3. Default Upon Senior Securities ......................................................     18

Item 4. Submission of Matters to a Vote of Security Holders .................................     18

Item 5. Other Information ...................................................................     18

Item 6. Exhibits and Reports on Form 8-K ....................................................     19

Signatures ..................................................................................     20


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                                      $    724,529
     Accounts receivable, net of allowance for uncollectible accounts of $7,932          288,943
     Inventories                                                                       1,112,857
     Prepaid expenses and other current assets                                           271,323
                                                                                    ------------
Total current assets                                                                   2,397,652

Property and equipment, net                                                              663,772
Deferred financing costs, net                                                            237,729
Other noncurrent assets                                                                  107,597
                                                                                    ------------
Total assets                                                                        $  3,406,750
                                                                                    ============

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                               $    270,108
     Accrued liabilities                                                                 552,178
     Current portion of capital lease obligation                                           4,172
     Deferred revenue                                                                     37,437
                                                                                    ------------
Total current liabilities                                                                863,895

Capital lease obligation, less current portion                                            14,055
Notes payable to stockholder                                                           3,001,900

Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                           --
     Common stock, $.001 par value:
         Authorized shares - 30,000,000; 17,452,164 issued and outstanding                17,452
     Additional paid-in capital                                                       35,681,910
     Notes receivable from stockholders                                               (1,004,310)
     Accumulated deficit                                                             (35,116,490)
     Accumulated other comprehensive loss                                                (51,662)
                                                                                    ------------
Total stockholders' deficit                                                             (473,100)
                                                                                    ------------
Total liabilities and stockholders' deficit                                         $  3,406,750
                                                                                    ============



See accompanying notes.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)



                                                     Three Months Ended
                                                          March 31,
                                                   2004              2003
                                               ------------      ------------

Net sales                                      $    613,403      $    752,457

Costs and expenses:
     Cost of products sold                          629,667           683,664
     Salaries and wages                             408,985           446,019
     Selling and administrative                     394,175           491,551
     Stock-based compensation                       271,103            33,881
                                               ------------      ------------
                                                  1,703,930         1,655,115
                                               ------------      ------------
Loss from operations                             (1,090,527)         (902,658)

Other income (expense):
        Interest income                              14,139            12,724
        Interest expense                            (88,016)          (62,691)
                                               ------------      ------------
Total other income (expense)                        (73,877)          (49,967)
                                               ------------      ------------

Net loss                                       $ (1,164,404)     $   (952,625)
                                               ============      ============

Basic and diluted loss per common share        $      (0.07)     $      (0.06)
                                               ============      ============

Weighted average common shares outstanding       16,753,483        15,663,513
                                               ============      ============





See accompanying notes.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 2004             2003
                                                              -----------      -----------
OPERATING ACTIVITIES
Net cash used in operating activities                         $  (635,029)     $(1,144,457)
                                                              -----------      -----------
INVESTING ACTIVITIES
   Purchases of property and equipment                            (36,457)         (17,026)
                                                              -----------      -----------

Net cash used in investing activities                             (36,457)         (17,026)
                                                              -----------      -----------
FINANCING ACTIVITIES
   Proceeds from exercise of stock options                         10,000           12,666
   Proceeds from private placement                              2,000,000             --
   Proceeds from notes payable to stockholder                        --          1,000,000
   Payments on notes payable to stockholder                    (2,000,000)            --
   Proceeds from short term loan payable to officer                  --            100,000
   Payments on short term loan payable to officer                    --           (100,000)
   Payment of capital lease obligations                              (976)            (920)
                                                              -----------      -----------
Net cash provided by financing activities
                                                                    9,024        1,011,746
                                                              -----------      -----------
Effect of exchange rate changes on cash and cash
     equivalents                                                   (7,839)         (23,731)
                                                              -----------      -----------
Decrease in cash and cash equivalents                            (670,301)        (173,468)

Cash and cash equivalents at beginning of period                1,394,830          633,024
                                                              -----------      -----------
Cash and cash equivalents at end of period                    $   724,529      $   459,556
                                                              ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                        $    51,264      $    21,831
                                                              ===========      ===========
NONCASH INVESTING AND FINANCING ACTIVITIES
Receivable from stock option exercise                         $        --      $    20,000
                                                              ===========      ===========
Warrants issued for deferred financing and capital            $   112,500      $   212,500
                                                              ===========      ===========
Common stock options issued in lieu of officer cash bonus     $      --        $    80,000
                                                              ===========      ===========




See accompanying notes.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2004.

For further information, refer to Puradyn Filter Technologies Incorporated's (the Company) consolidated financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2003.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 (FIN 46), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Originally, FIN 46 applied to the first interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FASB Staff Position No. FIN 46-e, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Held by a Public Entity (FSP 46-e) that delayed the implementation date for the Company to the first interim or annual period ending after December 15, 2004. The Company does not anticipate that the adoption of the new interpretation will have an effect on the Company's financial position or the results of its operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 2,908,570 and 2,587,137 for the three months ended March 31, 2004 and 2003, respectively.

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

Inventories consisted of the following at March 31, 2004:


         Raw materials                                       $  766,495
         Finished goods                                         346,362
                                                             ----------
                                                             $1,112,857
                                                             ==========

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $37,788 and $37,686 for the three-months ended March 31, 2004 and 2003, respectively. The deferred financing costs related to the $2.5 million commitment provided by the Company's stockholder, who is also a Board Member, totaled $318,000 and were initially amortized over the nine-month draw down period ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003. On March 14, 2003, the Company recorded additional deferred financing costs of $214,400 related to an additional $3.5 million commitment provided by the same stockholder, with a payback date of December 31, 2004. The $214,400 of deferred financing costs were amortized over the payback period. In addition, the repayment period for the $2.5 million commitment was extended to December 31, 2004. Effective March 14, 2003, the Company began amortizing the remaining balance of deferred financing costs for the $2.5 million commitment prospectively over the extended payback period. On February 2, 2004 the payback period for both the $2.5 and $3.5 million commitments was extended to December 31, 2005 (see Note 2), resulting in the addition of approximately $94,000 of related deferred financing costs. Effective February 2, 2004, the Company began amortizing the remaining balance of deferred financing costs for both the $2.5 and $3.5 million commitments prospectively over the extended payback period. Accumulated amortization of deferred financing costs as of March 31, 2004 and 2003, was $388,421 and $214,353, respectively.

Stock Option Plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (FIN 44), and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). The Company does not record compensation expense using the fair value provisions, because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, in situations where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Pro forma information regarding net loss and loss per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                           2004                  2003
                                                      --------------       --------------
Net loss as reported                                  $   (1,164,404)      $     (952,625)
Stock-based employee compensation cost (intrinsic
     value method)                                              --                   --

Fair value method stock option expense                      (358,415)            (354,445)
                                                      --------------       --------------
Pro forma net loss
                                                      $   (1,522,819)      $   (1,307,070)
                                                      ==============       ==============
Loss per common share:

  Basic and diluted loss as reported                  $        (0.07)      $        (0.06)

  Basic and diluted loss pro forma                    $        (0.09)      $        (0.08)

Weighted average fair value per option granted
   during the period(1)
                                                      $         1.86       $         1.34
Assumptions:

     Average Risk Free Interest Rate                            3.08%                1.70%

     Average Volatility Factor                                 1.078                1.218

     Expected Dividend Yield                                       0%                   0%

     Expected Life (in years)                                      5                    4


(1) A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectibility is reasonably assured in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), as amended and interpreted. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying condensed consolidated financial statements.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

Product Warranty Costs

As required by FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the Company is including the following disclosure applicable to its product warranties.

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company's warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate. Deferred revenue of approximately $4,500, related to the replacement of warranty products, and accrued warranty expense of approximately $42,000, are included in the accompanying condensed consolidated balance sheet as of March 31, 2004.

The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2004:

            Balance as of December 31, 2003                   $  42,573
            Less: Payments made                                 (12,320)
                  Change in prior period estimate                  (891)
            Add: Provision for current period warranties         12,370
                                                              ---------
            Balance as of March 31, 2004                      $  41,732
                                                              =========


Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd. Comprehensive loss as of March 31, 2004 and 2003 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three-months ended March 31, 2004 and 2003:

                                                     Three Months Ended
                                                         March 31,
                                                   2004             2003
                                               -----------      -----------

Net loss                                       $(1,164,404)     $  (952,625)

Other comprehensive loss:
   Foreign currency translation adjustment          (7,839)         (23,731)
                                               -----------      -----------

Comprehensive loss                             $(1,172,243)     $  (976,356)
                                               ===========      ===========


Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $635,000 and $1,144,000 during the three-months ended March 31, 2004 and 2003, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

On March 28, 2002 and March 14, 2003, respectively, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003 and an additional $3.5 million through December 31, 2003. Under the terms of the agreements, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (4.00% at March 31, 2004), payable monthly and were to become due and payable on December 31, 2003 and December 31, 2004, respectively, or upon a change in control of the Company or consummation of any other financing over $3.0 million or over $7.0 million in the aggregate. In March 2003, the payback date for the first agreement was extended to December 31, 2004.

On February 2, 2004, the stockholder amended both agreements to extend the payback dates to December 31, 2005 and to waive the funding requirement mandating payback terms until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. As of March 31, 2004, the Company had drawn a total of $5.0 million of the available funds and repaid $2.0 million. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw.

In addition, as part of the February 2, 2004 amendment described above, the second agreement was amended to allow the Company to draw the remaining available balance ($3.0 million as of March 31, 2004) through December 31, 2004. In consideration for the amendments, as well as for efforts in obtaining private placement funding, the Company granted the stockholder 150,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 3).

In December 2003, the Company issued 750,000 shares of common stock for gross proceeds of $1.5 million from its recent private placement offering (approximately $1.46 million net of related expenses) to a third party investor. In March 2004, an additional 1.0 million shares of common stock were issued to the same investor for gross proceeds of $2.0 million (approximately $1.98 million net of related expenses.) The $2.0 million of gross proceeds was used to reduce the outstanding principal balance of the notes payable to stockholder. The Company will then draw amounts, per the terms of the stockholder commitment letters dated March 28, 2002 and March 14, 2003, and amendments thereto, as needed, for operating and capital expenditures.

There is no assurance that the Company will raise any additional proceeds from future private placements. Subscriptions for the current private placement expired on April 30, 2004.

The Company anticipates increased cash flows from 2004 sales activity; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder, the funds received from its recent current private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through January 1, 2005. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2004.

3. COMMON STOCK

On March 12, 2004, the Company received gross cash proceeds of $2.0 million from the sale of 1.0 million shares of common stock from its private placement offering, which expired on April 30, 2004. The funds were used to reduce the outstanding principal balance of the notes payable to stockholder. The Company will then draw amounts, per the terms of the stockholder commitment letters dated March 28, 2002 and March 14, 2003, and amendments thereto, as needed, for operating and capital expenditures. The Company recorded related offering costs of approximately $20,000.

On February 2, 2004, the two binding funding agreements with a stockholder, who is also a Board member, were amended (see Note 2). In consideration for the amendments, as well as for efforts in obtaining private placement funding, the Company granted the stockholder 150,000 fully vested common stock purchase warrants. The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.43%, volatility factor of the expected market price of the Company's common stock of .526, a dividend yield of zero, and a weighted average expected life of 3 years. The warrants have an exercise price of $2.00, which was equal to quoted market value on the date of grant. The fair value of the warrants was estimated at $112,500. The Company accrued $18,750 of the fair value related to the services rendered by the stockholder in association with the private placement funds raised in December 2003, in the 2003 consolidated balance sheet in Form 10-KSB, and recorded a deferred charge of $93,750 in February 2004 for the amendments to the commitment agreements, which is being amortized over the repayment period of 23 months.

4. STOCK OPTIONS

During the three-months ended March 31, 2004 and 2003, employees of the Company exercised 10,000 and 33,775, respectively, of common stock options. The Company received $10,000 and $12,666, respectively, in cash proceeds in exchange for the shares issued. The Company received $20,000 of proceeds in April of 2003 related to stock option exercises that were transacted in the three-month period ended March 31, 2003.

During the three-month periods ended March 31, 2004 and March 31, 2003, the Company recognized compensation expense (under the intrinsic value method) of approximately $8,000 and $34,000, respectively, relating to outstanding variable option awards. At March 31, 2004, approximately 212,000 awards subject to variable accounting remained outstanding with an average exercise price of $0.47.

On March 9, 2004, the Company extended the expiration date of the exercise period of 270,000 fully vested stock options for a terminated employee who left the Company in August 2003. The Company's Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. The exercise price of the options ranges from $1.00 to $8.50. In accordance with FIN 44, the Company compared the options' intrinsic value on the modification date to the original intrinsic value on the date of grant. The Company recorded approximately $263,000 of compensation expense related to this modification, which is included in the accompanying condensed consolidated statement of operations for the three-month period ended March 31, 2004.

5. NOTES PAYABLE TO STOCKHOLDER

As of December 31, 2003, the Company had drawn an aggregate of approximately $5.0 million from the two available lines-of-credit, which are provided by a stockholder, who is also a Board Member, of the Company (see Notes 2 and 3). Amounts drawn bear interest at the prime rate (4% as of March 31, 2004) payable monthly and become due and payable on December 31, 2005; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In March 2004, the Company repaid $2.0 million of the outstanding balance, using the funds received from the private placement, which expired in April 2004, leaving an outstanding balance of approximately $3.0 million as of March 31, 2004. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw.

For the three-months ended March 31, 2004 and 2003, the Company recorded approximately $49,500 and $24,000, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6. COMMITMENTS AND CONTINGENCIES

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

In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $20,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000, the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but paid the additional judgment. Thereafter, on February 22, 2002, the trial court ordered the Company to pay the sum of $18,049 for the patent owner's attorney's fees and court costs, for which the Company posted a bond in the amount of $22,238 to secure payment. That order was appealed and combined with the first appeal. On April 24th, 2002, the judgment for attorney's fees and court costs was reversed. In May 2002, the bond was discharged and in June 2002, the funds were released to the Company. In April 2003, the patent owner posed two discovery requests, in order to extend the time remaining before automatic dismissal of his claim. There have been no new developments subsequent to the discovery requests. The Company does not believe the likelihood of an unfavorable outcome is probable.

INVESTMENT BANKING AGREEMENT

On December 18, 2003, the Company entered into a one-year agreement with an investment-banking firm in Boca Raton, Florida, to assist in raising approximately $3.0 to $5.0 million in equity capital. The Company has agreed to pay a fee of 7% of any gross proceeds received by the Company as a result of this firm's services, as well as all reasonable out-of-pocket fees, expenses and costs incurred in connection with the performance of its services under the agreement. The agreement excludes the capital raised by the Company in December 2003 and March 2004. No equity capital has been raised pursuant to this agreement through the date of this filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-KSB for the year ended December 31, 2003.

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

General

         The Company was formed in 1987 and was inactive until it commenced limited operations in 1991 when it obtained worldwide manufacturing and marketing rights to the Purifiner(R) product, now called the PURADYN(R) Bypass Oil Filtration System or the "PURADYN" system.

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

         Through industry data research, we have been able to identify the potential applications where management believes market penetration is most accessible. Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $13 billion potential industry. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

         o A competitively priced, value-added unique product offering substantial end-user savings related to oil maintenance costs

         o An alternative solution to the rising costs and increasing dependence on foreign oil

         o Compliant with existing and reasonably foreseeable environmental regulations

         In 2001, the Company redirected the focus of its sales strategy from individual sales and distribution efforts to the development of a strong nationwide distribution network that will not only sell but also install and service our product. With this foundation established we are more focused on large potential key customers and segments of the industry that would benefit most from the advantages of a nationwide distribution network.

         Additionally, we began to refocus our sales and marketing efforts to target areas and issues specific to the bypass oil filtration industry. These efforts include identifying customer needs and educating the customer on the total benefits of our system concerning oil maintenance costs and procedures, specifically, that oil does not need to be changed on a regular basis and the drain interval is extended, provided that oil analysis verifies the oil is clean.

         This strategy includes focus on:

         o   The expansion of existing strategic relationships

         o Continued development and expansion of our distribution network with qualified distributors in order to establish a sales- and service-oriented nationwide infrastructure

         o Continuing to target existing and new medium-to-large sized fleets, industrial/construction business and major diesel engine and generator set OEMs

         o Creating customer 'pull-through', a sustained level of request for our product on the OEM level

         o Closely monitoring customer evaluations to ensure the salient aspects of our system are addressed on a timely basis

         o Converting customer evaluations into sales, both immediate and long term

         The Company directly and/or with the assistance of its sales representatives, warehouse distributors, dealers or other agents, markets its products primarily to national accounts. Our sales policy includes allowing the customer to test and evaluate the PURADYN system on its fleet vehicles. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long. Management believes that this evaluation period will continue to be shortened as our products gain wider acceptance, support and usage from well-known customers and OEMs. In 2003, the Company conducted a record number of 80 evaluations, most of which are currently ongoing.

         While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance. We also believe that industry acceptance resulting in sales will continue to grow in 2004; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management's expectations or result in actual revenues.

         Effective June 1, 2000, the Company formed a wholly owned subsidiary, Puradyn Filter Technologies, Ltd ("Ltd."), in the United Kingdom to sell the Company's products in Europe, the Middle East and Africa. The subsidiary was the result of the dissolution of a joint venture (TF Purifiner, Ltd.) the Company had with Centrax, Ltd. The results of Ltd. have been consolidated with the Company since June 1, 2000.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE-MONTHS ENDED MARCH 31, 2003

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended March 31, 2004 to the three-months ended March 31, 2003:


                 (In thousands)            Three Months Ended March 31,
                                      -------------------------------------
                                        2004           2003          Change
                                      -------        -------        -------

Net sales                             $   613        $   752        $  (139)
                                      -------        -------        -------

Costs and expenses:

  Cost of products sold                   630            684            (54)

  Salaries and wages                      409            446            (37)

  Selling and administrative              394            491            (97)

  Stock-based compensation                271             34            237
                                      -------        -------        -------
Total costs and expenses                1,704          1,655             49
                                      -------        -------        -------

Other (expense) income:

   Interest income                         14             13              1

   Interest expense                       (88)           (63)           (25)
                                      -------        -------        -------
Total other (expense) income              (74)           (50)           (24)
                                      -------        -------        -------

Net loss                              $(1,165)       $  (953)       $  (212)
                                      =======        =======        =======

NET SALES

Net sales decreased by approximately 18% from approximately $752,000 in 2003 to approximately $613,000 in 2004. The primary reason for the decrease in sales is the slower than anticipated movement of product sold to the largest customer during the three-month period ended March 31, 2003. Because of this, sales to this customer for the three-month period ended March 31, 2004 have decreased significantly. Net sales for the three-month period ended March 31, 2004 excluding sales to this customer, have increased by approximately $166,000, or 37% over net sales for the same period in 2003. The increase is primarily due to increased purchases from the Company's top three customers as well as purchases from several new distributors.

Sales to three customers accounted for approximately 27%, 17% and 11% of the consolidated net sales for the three-months ended March 31, 2004. For the three-months ended March 31, 2003, two customers accounted for approximately 41% and 10% of the consolidated net sales. The UK subsidiary's sales increased by approximately 25% for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003.

COST OF PRODUCTS SOLD

Cost of products sold decreased by approximately 8% from approximately $684,000 in 2003 to approximately $630,000 in 2004. The decrease is primarily due to the 18% decrease in net sales. Based on current sales volumes, the Company is unable to fully utilize its production capacity. Because of this, the decrease in cost of products sold is not proportionate to the decrease in sales.

SALARIES AND WAGES

Salaries and wages decreased approximately $37,000, or 8%. This decrease is the result of a net reduction of three employees, representing approximately a $68,000 decrease, which was offset by an increase in the vacation accrual as well as salary increases.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $97,000, or 20%, due primarily to a reduction in spending in the sales and marketing department as well as reduced patent expense due to costs incurred for new applications that were initiated in the three-month period ended March 31, 2003.

STOCK-BASED COMPENSATION

The Company recorded stock based compensation expense of approximately $271,000 and $34,000 for the three-months ended March 31, 2004 and 2003, respectively, related to certain variable equity awards and other stock based compensation. The increase of approximately $237,000 is due to the extension in March 2004 of the expiration date of the exercise period of 270,000 fully vested stock options for a terminated employee who left the Company in August 2003. The Company's Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. The exercise price of the options ranges from $1.00 to $8.50. In accordance with FIN 44, the Company compared the options' intrinsic value on the modification date to the original intrinsic value on the date of grant and recorded the corresponding charge to compensation expense. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of the Company's common stock, the Company cannot predict the impact of stock-based compensation expense on operations in the future.

INTEREST EXPENSE

Interest expense increased by approximately $25,000 as a result of an increase in the outstanding balance of the stockholder notes payable. The Company pays interest monthly on the notes payable to stockholder at the prime rate, which was 4% as of March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, the Company had cash and cash equivalents of approximately $725,000. For the three-month period ended March 31, 2004, net cash used in operating activities was approximately $635,000, which primarily resulted from the net loss of approximately $1,165,000. Net cash used in investing activities was approximately $36,000 for the purchase of property and equipment. Net cash provided by financing activities was approximately $9,000 for the period, due to the exercise of employee stock options. The $2.0 million of capital raised during the period ended March 31, 2004 from the Company's private placement was offset by the repayment of $2.0 million of the shareholder loans.

         The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

         On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (4.00% at March 31, 2004) payable monthly and were to become due and payable on December 31, 2003, or upon a change in control of the Company or consummation of any other financing over $3.0 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of March 31, 2004, the Company had drawn the entire $2.5 million of the available funds.

         On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (4.00% at March 31, 2004) payable monthly and become due and payable on December 31, 2004, or upon a change in control of the Company or consummation of any other financing over $7.0 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of March 31, 2004, the Company had drawn $2.5 million of the available funds and repaid $2.0 million of the loan. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw.

         On February 2, 2004, the Company granted this same stockholder an additional 150,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant in consideration for extending the payback dates of the March 28, 2002 and March 14, 2003 agreements from December 31, 2004 to December 31, 2005; for waiving the funding requirement mandating payback terms until such time as the Company has raised an additional $7.0 million over the amount raised during the Company's recent 2004 private placement offering, the Company is operating within sufficient cash flow parameters, as defined, or a disposition of the Company occurs; and for his involvement in equity financing in 2003 and 2004, to date.

         On December 10, 2003, the Company completed the sale of 750,000 shares of its common stock through its recent private placement to a third party investor, initiated in November 2003, with gross proceeds of approximately $1.5 million, all of which will be used for capital equipment purchases, marketing, working capital and general corporate purposes. In March 2004, the same investor purchased an additional 1.0 million shares of common stock for $2.0 million. The funds were used to reduce the outstanding balance of the notes payable to stockholder. The Company will then draw amounts, per the terms of the stockholder commitment letters dated March 28, 2002 and March 14, 2003, and amendments thereto, as needed, for operating and capital expenditures. There can be no assurance that the Company will raise any additional proceeds from future private placements. Subscriptions for the current private placement expired on April 30, 2004.

         Furthermore, on December 18, 2003, the Company entered into an agreement with an investment-banking firm in Boca Raton, Florida to assist in raising approximately $3.0 to $5.0 million in equity capital. The Company has agreed to pay a fee of 7% of any gross proceeds received by the Company as a result of this firm's services, as well as all reasonable out-of-pocket fees, expenses and costs incurred in connection with the performance of its services under the agreement. The agreement excludes the above capital raised in December 2003 and March 2004. No equity capital has been raised pursuant to this agreement through the date of this filing.

         At March 31, 2004, the Company had working capital of approximately $1.5 million and its current ratio (current assets to current liabilities) was
2.78 to 1. The Company anticipates increased cash flows from 2004 sales activity; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder and the current private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through January 1, 2005. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2004.

         The Company's wholly owned subsidiary, Ltd., moved to new office space in September 2003 by assuming the existing lease, which expires in August 2004, at which time they will negotiate a new lease.

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

         Sales of the Company's products will depend principally on end user demand for such products and acceptance of the Company's products by original equipment manufacturers ("OEMs"). The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance, particularly worldwide, for the Company's existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

         Puradyn Filter Technologies Incorporated's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of March 31, 2004, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2004.


                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 12, 2004, the Company received gross cash proceeds of $2.0 million from the sale of 1.0 million shares of common stock at $2.00 per share to a third party investor. Subscriptions for the private placement expired on April 30, 2004. The funds were used to reduce the outstanding principal balance of the notes payable to stockholder. The Company will then draw amounts, per the terms of the stockholder commitment letters dated March 28, 2002 and March 14, 2003, and all amendments thereto, as needed, for operating and capital expenditures. Inasmuch as the third party investor was highly sophisticated, had access to current public information concerning the Company, could bear the financial risk of the investment, and had agreed to acquire the shares for investment purposes, the transaction was exempt from registration under Section 4 (2) of the Securities Act of 1933.

         On February 2, 2004, in consideration for the amendments of the two binding funding agreements with a stockholder, who is also a Board member, as well as for efforts in obtaining private placement funding, the Company granted the stockholder 150,000 fully vested common stock purchase warrants. The warrants have an exercise price of $2.00, which was equal to quoted market value on the date of grant.

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

b) Reports on Form 8-K.

(1)      A Report on Form 8-K was filed on March 16, 2004, reporting under
         Item 5, that the Company executed a subscription agreement with an accredited investor.

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, Puradyn Filter Technologies Incorporated caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



  PURADYN FILTER TECHNOLOGIES INCORPORATED
  (Registrant)

  By /s/ Lisa M. De La Pointe                            Date:  May 14, 2004
  ----------------------------------------
  Lisa M. De La Pointe, Chief Financial Officer