Form 10QSB
period 2004-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2004-08-11
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark one)

{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2004
                  --------------------------------------------

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     (No Fee Required)

             For the transition period from __________ to __________

                         Commission file number 0-29192
                         ------------------------------

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                      14-1708544
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               2017 High Ridge Road, Boynton Beach, Florida 33426
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (561) 547-9499
                    ----------------------------------------

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

As of August 11, 2004, there were 17,452,164 shares of registrant's common stock outstanding, par value $.001.

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB

Part I.  Financial Information                                              Page

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet - June 30, 2004..................3

         Condensed Consolidated Statements of Operations -
         Three months and six months ended June 30, 2004 and 2003..............4

         Condensed Consolidated Statements of Cash Flows -
         Six months ended June 30, 2004 and 2003...............................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13

Item 3.  Controls and Procedures..............................................19

Part II. Other Information

Item 1.  Legal Proceedings....................................................20

Item 2.  Changes in Securities and Use of Proceeds............................20

Item 6.  Exhibits and Reports on Form 8-K.....................................20

Signatures....................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheet
                                  June 30, 2004
                                   (Unaudited)


Assets
Current assets:
     Cash and cash equivalents                                                    $    204,305
     Accounts receivable, net of allowance for uncollectible accounts of $6,411        357,177
     Inventories                                                                     1,253,333
     Prepaid expenses and other current assets                                         324,390
                                                                                  ------------
Total current assets                                                                 2,139,205

Property and equipment, net                                                            635,515
Deferred financing costs, net                                                          203,767
Other noncurrent assets                                                                107,597
                                                                                  ------------
Total assets                                                                      $  3,086,084
                                                                                  ============

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                             $    311,130
     Accrued liabilities                                                               547,219
     Current portion of capital lease obligation                                         4,285
     Deferred revenue                                                                   46,303
                                                                                  ------------
Total current liabilities                                                              908,937

Capital lease obligation, less current portion                                          12,940
Notes payable to stockholder                                                         3,501,900

Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                           --
     Common stock, $.001 par value:
         Authorized shares - 30,000,000; 17,452,164 issued and outstanding              17,452
     Additional paid-in capital                                                     35,647,778
     Notes receivable from stockholders                                             (1,016,294)
     Accumulated deficit                                                           (35,938,801)
     Accumulated other comprehensive loss                                              (47,828)
                                                                                  ------------
Total stockholders' deficit                                                         (1,337,693)
                                                                                  ------------
Total liabilities and stockholders' deficit                                       $  3,086,084
                                                                                  ============

See accompanying notes.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
        For the Three Months and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                             Three Months Ended                  Six Months Ended
                                                  June 30,                           June 30,
                                           2004              2003             2004              2003
                                      ------------      ------------      ------------      ------------
Net sales                             $    627,320      $    313,036      $  1,240,724      $  1,065,494

Costs and expenses:
     Cost of products sold                 645,586           478,773         1,275,252         1,159,698
     Salaries and wages                    403,283           465,573           812,269           911,592
     Selling and administrative            380,020           401,562           774,195           895,852
     Stock based compensation              (33,881)           95,289           237,222           129,170
                                      ------------      ------------      ------------      ------------
                                         1,395,008         1,441,197         3,098,938         3,096,312
                                      ------------      ------------      ------------      ------------
Loss from operations                      (767,688)       (1,128,161)       (1,858,214)       (2,030,818)

Other income (expense):
     Interest income                        12,995            12,724            27,134            25,448
     Interest expense                      (67,618)          (81,397)         (155,635)         (144,089)
                                      ------------      ------------      ------------      ------------
Total other expense, net                   (54,623)          (68,673)         (128,501)         (118,641)
                                      ------------      ------------      ------------      ------------

Net loss                              $   (822,311)     $ (1,196,834)     $ (1,986,715)     $ (2,149,459)
                                      ============      ============      ============      ============

Basic and diluted loss per common
share                                 $      (0.05)     $      (0.08)     $      (0.12)     $      (0.14)
                                      ============      ============      ============      ============

Weighted average common shares
outstanding                             17,452,164        15,683,702        17,102,823        15,673,663
                                      ============      ============      ============      ============

See accompanying notes.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                    Six months Ended
                                                                        June 30,
                                                                  2004            2003
                                                              -----------      -----------
Operating activities
Net cash used in operating activities                         $(1,598,703)     $(1,923,592)
                                                              -----------      -----------
Investing activities
   Purchases of property and equipment                            (60,319)         (42,038)
                                                              -----------      -----------
Net cash used in investing activities                             (60,319)         (42,038)
                                                              -----------      -----------
Financing activities
   Proceeds from exercise of stock options                         10,000           42,666
   Proceeds from private placement, net of expenses             1,964,480               --
   Proceeds from notes payable to stockholder                     500,000        1,501,900
   Payments on notes payable to stockholder                    (2,000,000)              --
   Proceeds from short term loan payable to officer                    --          100,000
   Payments on short term loan payable to officer                      --         (100,000)
   Payment of capital lease obligations                            (1,977)          (2,135)
                                                              -----------      -----------
Net cash provided by financing activities                         472,503        1,542,431
                                                              -----------      -----------
Effect of exchange rate changes on cash and cash
     equivalents                                                   (4,006)         (28,946)
                                                              -----------      -----------

Decrease in cash and cash equivalents                          (1,190,525)        (452,145)


Cash and cash equivalents at beginning of period                1,394,830          633,024
                                                              -----------      -----------

Cash and cash equivalents at end of period                    $   204,305      $   180,879
                                                              ===========      ===========


Supplemental cash flow information

Cash paid for interest                                        $    87,087      $    58,028
                                                              ===========      ===========
Noncash investing and financing activities

Warrants issued for deferred financing and capital
raising costs                                                 $   112,500      $   212,500
                                                              ===========      ===========

Common stock options issued in lieu of officer cash bonus     $        --      $    80,000
                                                              ===========      ===========




See accompanying notes.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2004.

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

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 2,933,570 for the three-month and six-month periods ended June 30, 2004 and 2,743,137 for the three-month and six-month periods ended June 30, 2003, respectively.

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

Inventories consisted of the following at June 30, 2004:


         Raw materials                        $  859,084
         Finished goods                          394,249
                                              ----------
                                              $1,253,333
                                              ==========


Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled approximately $34,000 and $45,000 for the three-months ended June 30, 2004 and 2003, respectively, and approximately $72,000 and $83,000 for the six-months ended June 30, 2004 and 2003, respectively. The deferred financing costs related to the $2.5 million commitment provided by the Company's stockholder, who is also a Board Member, totaled $318,000 and were initially amortized over the nine-month draw down period ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003. On March 14, 2003, the Company recorded additional deferred financing costs of $214,400 related to an additional $3.5 million commitment provided by the same stockholder, with a payback date of December 31, 2004. The deferred financing costs of $214,400 were amortized over the payback period. In addition, the repayment period for the $2.5 million commitment was extended to December 31, 2004. Effective March 14, 2003, the Company began amortizing the remaining balance of deferred financing costs for the $2.5 million commitment prospectively over the extended payback period. On February 2, 2004, the payback period for both the $2.5 and $3.5 million commitments was extended to December 31, 2005 (see Note 2), resulting in the addition of approximately $94,000 of related deferred financing costs. Effective February 2, 2004, the Company began amortizing the remaining balance of deferred financing costs for both the $2.5 and $3.5 million commitments prospectively over the extended payback period. Accumulated amortization of deferred financing costs as of June 30, 2004 was approximately $422,000.

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

Pro forma information regarding net loss and loss per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                          Three Months Ended June 30,        Six Months Ended June 30,
                                             2004             2003             2004            2003
                                         -----------      -----------      -----------      -----------
Net loss as reported                     $  (822,311)     $(1,196,834)     $(1,986,715)     $(2,149,459)

Stock-based employee compensation
     cost (intrinsic value method)                --               --               --               --
Fair value method stock option
     expense                                (266,508)        (262,473)        (624,922)        (616,918)
                                         -----------      -----------      -----------      -----------
Pro forma net loss                       $(1,088,819)     $(1,459,307)     $(2,611,637)     $(2,766,377)
                                         ===========      ===========      ===========      ===========
Loss per common share:
  Basic and diluted loss as reported     $     (0.05)     $     (0.08)     $     (0.12)     $     (0.14)
  Basic and diluted loss pro forma       $     (0.06)     $     (0.09)     $     (0.15)     $     (0.18)

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company's warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate. Deferred revenue of approximately $4,500, related to the replacement of warranty products, and accrued warranty expense of approximately $41,000, are included in the accompanying condensed consolidated balance sheet as of June 30, 2004.

The following table shows the changes in the aggregate product warranty liability for the six-months ended June 30, 2004:

         Balance as of December 31, 2003                        $ 42,573
         Less: Payments made                                     (24,796)
               Change in prior period estimate                    (1,526)
         Add: Provision for current period warranties             24,733
                                                                --------
         Balance as of June 30, 2004                            $ 40,984
                                                                ========

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (Ltd). Comprehensive loss as of June 30, 2004 and 2003 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and six-months ended June 30, 2004 and 2003:

                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                                  2004             2003             2004             2003
                                               ---------      -----------      -----------      -----------
Net loss                                       $(822,311)     $(1,196,834)     $(1,986,715)     $(2,149,459)
                                               ---------      -----------      -----------      -----------

Other comprehensive income (loss):
   Foreign currency translation adjustment         3,833           (5,215)          (4,006)         (28,946)
                                               ---------      -----------      -----------      -----------
Total other comprehensive income (loss)            3,833           (5,215)          (4,006)         (28,946)
                                               ---------      -----------      -----------      -----------

Comprehensive loss                             $(818,478)     $(1,202,049)     $(1,990,721)     $(2,178,405)
                                               =========      ===========      ===========      ===========

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Issues Affecting Liquidity and Management's Plans

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $1,599,000 and $1,924,000 during the six-months ended June 30, 2004 and 2003, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

On March 28, 2002 and March 14, 2003, respectively, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003 and an additional $3.5 million through December 31, 2003. Under the terms of the agreements, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (4.00% at June 30, 2004), payable monthly and were to become due and payable on December 31, 2003 and December 31, 2004, respectively, or upon a change in control of the Company or consummation of any other financing over $3.0 million or over $7.0 million in the aggregate. In March 2003, the payback date for the first agreement was extended to December 31, 2004.

On February 2, 2004, the stockholder amended both agreements to extend the payback dates to December 31, 2005 and to waive the funding requirement mandating payback terms until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In March 2004, the Company had repaid $2.0 million of the $5.0 million it had drawn from the available funds. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw. In May 2004 and in July 2004, the Company made draws of $500,000, respectively.

In addition, as part of the February 2, 2004 amendment described above, the second agreement was amended to allow the Company to draw the remaining available balance ($2.5 million as of June 30, 2004) through December 31, 2004. In consideration for the amendments, as well as for efforts in obtaining private placement funding, the Company granted the stockholder 150,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 3).

In December 2003, the Company issued 750,000 shares of common stock for gross proceeds of $1.5 million from its recent private placement offering (approximately $1.47 million net of related expenses) to a third party investor. In March 2004, an additional 1.0 million shares of common stock were issued to the same investor for gross proceeds of $2.0 million (approximately $1.98 million net of related expenses.) The $2.0 million of gross proceeds was used to reduce the outstanding principal balance of the notes payable to stockholder. There is no assurance that the Company will raise any additional proceeds from future private placements. Subscriptions for the current private placement expired on April 30, 2004.

The Company anticipates increased cash flows from 2004 sales activity; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder, the funds received from its recent current private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through January 1, 2005. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2004.

3. COMMON STOCK

On March 12, 2004, the Company received gross cash proceeds of $2.0 million from the sale of 1.0 million shares of common stock from its private placement offering, which expired on April 30, 2004. The funds were used to reduce the outstanding principal balance of the notes payable to stockholder (see Note 2). The Company incurred related offering costs of approximately $21,000.

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

4. STOCK OPTIONS

During the six-months ended June 30, 2004 and 2003, employees of the Company exercised 10,000 and 43,775, respectively, of common stock options. The Company received $10,000 and $42,666, respectively, in cash proceeds in exchange for the shares issued.

During the three-month and six month periods ended June 30, 2004, the Company recognized a credit to operations of approximately $34,000 and $26,000, respectively, (under the intrinsic value method), relating to outstanding variable option awards, which is included in stock based compensation expense for the three-month and six-month periods ended June 30, 2004. During the three-month and six-month periods ended June 30, 2003, the Company recognized approximately $95,000 and $129,000, respectively, of compensation expense relating to variable option awards, which is included stock based compensation expense. At June 30, 2004, approximately 212,000 awards subject to variable accounting remained outstanding with an average exercise price of $0.47.

On March 9, 2004, the Company extended the expiration date of the exercise period of 270,000 fully vested stock options for a retired employee who left the Company in August 2003. The Company's Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. The exercise price of the options ranges from $1.00 to $8.50. In accordance with FIN 44, the Company compared the options' intrinsic value on the modification date to the original intrinsic value on the date of grant. The Company recorded approximately $263,000 of compensation expense related to this modification, which is included in stock based compensation expense for the six-month period ended June 30, 2004.

5. NOTES PAYABLE TO STOCKHOLDER

As of December 31, 2003, the Company had drawn an aggregate of approximately $5.0 million from the two available lines-of-credit, which are provided by a stockholder, who is also a Board Member, of the Company (see Notes 2 and 3). Amounts drawn bear interest at the prime rate (4% as of June 30, 2004) payable monthly and become due and payable on December 31, 2005; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In March 2004, the Company repaid $2.0 million of the outstanding balance, using the funds received from the private placement, which expired in April 2004. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw. In May 2004, the Company drew $500,000, leaving an outstanding balance payable of approximately $3.5 million as of June 30, 2004. In July 2004, an additional draw of $500,000 was made.

For the three-months ended June 30, 2004 and 2003, the Company recorded approximately $32,000 and $35,000, respectively, and for the six-months ended June 30, 2004 and 2003, the Company recorded approximately $82,000 and $59,000, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

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

On May 27, 2004, the Company filed responses to the interrogatories. The Court sent notices to certain current and one former employee of the Company to take depositions in August 2004. The Company does not believe the likelihood of an unfavorable outcome is probable.

Investment Banking Agreement

On December 18, 2003, the Company entered into a one-year agreement with an investment-banking firm in Boca Raton, Florida, to assist in raising approximately $3.0 to $5.0 million in equity capital. The Company has agreed to pay a fee of 7% of any gross proceeds received by the Company as a result of this firm's services, as well as all reasonable out-of-pocket fees, expenses and costs incurred in connection with the performance of its services under the agreement. The agreement excludes the capital raised by the Company in December 2003 and March 2004, as described in Notes 2 and 3. No equity capital has been raised pursuant to this agreement through the date of this filing.

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

Sales of the Company's products will depend principally upon end user demand for such products and acceptance of the Company's products by Original Equipment Manufacturers (OEMs). The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance for the Company's existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.

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

Additionally, we began to refocus our sales and marketing efforts to target areas and issues specific to the bypass oil filtration industry. These efforts include identifying customer needs and educating the customer on the total benefits of our system concerning oil maintenance costs and procedures, specifically, that oil does not need to be changed on a regular basis and the drain interval can be extended, provided that oil analysis verifies the oil is clean.

This strategy includes focus on:

     o The expansion of existing strategic relationships and development of new relationships and partnerships to further sales growth and gain distribution strength in order to accelerate product acceptance
     o Continued development and expansion of our distribution network with qualified distributors in order to establish a sales-and service-oriented nationwide infrastructure
     o Continuing to target existing and new medium-to-large sized fleets, industrial/construction business and major diesel engine and generator set OEMs
     o Creating customer `pull-through', a sustained level of request for our product on the OEM level
     o Closely monitoring customer evaluations to ensure the salient aspects and benefits of our system are addressed on a timely basis
     o Converting customer evaluations into sales, both immediate and long term

The Company directly and/or with the assistance of its sales representatives, warehouse distributors, dealers or other agents, markets its products primarily to national accounts. Our sales policy includes allowing the customer to test and evaluate the puraDYN system on its fleet equipment. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long. Management believes that this evaluation period will continue to be shortened as our products gain wider acceptance, support and usage from well-known customers and OEMs. In 2003 and 2004, the Company conducted a record number of 80 evaluations, most of which are currently ongoing.

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

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, as amended and interpreted. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to certain customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying condensed consolidated financial statements. Management believes, based on past experience and future expectations, that such limited return rights and warranties will not have a material adverse effect on the Company's financial statements.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE-MONTHS ENDED JUNE 30, 2003

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended June 30, 2004 to the three-months ended June 30, 2003:

                 (In thousands)                  Three Months Ended June 30,
                                               -------------------------------
                                                 2004         2003       Change
                                               -------      -------      -----

     Net sales                                 $   627      $   313      $ 314
                                               -------      -------      -----


     Costs and expenses:
       Cost of products sold                       645          479        166
       Salaries and wages                          403          466        (63)
       Selling and administrative                  380          402        (22)
       Stock-based compensation                    (34)          95       (129)
                                               -------      -------      -----
     Total costs and expenses                    1,394        1,442        (48)
                                               -------      -------      -----

     Other (expense) income:
        Interest income                             13           13         --
        Interest expense                           (68)         (81)        13
                                               -------      -------      -----
     Total other expense                           (55)         (68)        13
                                               -------      -------      -----

     Net loss                                  $  (822)     $(1,197)     $ 375
                                               =======      =======      =====

NET SALES

Net sales increased by approximately 100% from approximately $313,000 in 2003 to approximately $627,000 in 2004. The increase is attributable to the addition of several new distributors both domestically and internationally, as well as an increase in sales to one of the Company's largest customers, whose sales for the three-month period ended June 30, 2004 increased approximately 213% over the comparable period in 2003.

In addition, during the three-months ended June 30, 2003, the Company, in accordance with the requirements of SFAS 48 and SAB 104, recorded a provision for sales returns of approximately $146,000 related to a product enhancement exchange, which was not required to correct any product quality or performance issues. The revenue was recognized upon reshipment of the enhanced product, which occurred in the third quarter of 2003. Excluding the effect of the sales return allowance recorded in 2003, net sales increased approximately 37%, or $168,000.

Sales to two customers accounted for approximately 17% and 15% (for a total of 32%) of the consolidated net sales for the three-months ended June 30, 2004. For the three-months ended June 30, 2003, one customer accounted for approximately 41% of the consolidated net sales. The UK subsidiary's sales increased by approximately 11% for the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately 35% from approximately $479,000 in 2003 to approximately $645,000 in 2004. The majority of this increase, approximately $102,000, is due to the fact that during the three-month period ended June 30, 2003, the Company recorded a provision for sales returns and the related cost deferral, related to a product enhancement exchange (see Net Sales above). Excluding the effect of the deferred cost recorded in 2003, cost of products sold increased approximately 11%, or $64,000, which is due to the 37% increase in net sales (see Net Sales above). The disproportionate increase in net sales compared to that of cost of products sold is attributable to several factors, which include: a reduction in direct laborers, changes in the allocation rates of manufacturing overhead and a significant reduction in product sales returns.

SALARIES AND WAGES

Salaries and wages decreased approximately $63,000, or 14%. This decrease is the result of a net reduction of four employees, representing approximately a $66,000 decrease, which was offset by vacation accrual and employee salary adjustments.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $22,000, or 5%, due primarily to a temporary reduction of advertising in trade publications.

STOCK-BASED COMPENSATION

The Company recorded a credit to operations of approximately $34,000 for the three-months ended June 30, 2004 and approximately $95,000 of stock based compensation expense for the three-months ended June 30, 2003, representing a decrease of approximately $129,000, related to certain variable equity awards and other stock based compensation. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of the Company's common stock, the Company cannot predict the impact of stock-based compensation expense on operations in the future.

INTEREST EXPENSE

Interest expense decreased by approximately $13,000, or 16%, as a result of the change in the amortization period for the deferred financing costs, due to the extension of the payback date to December 31, 2005, of the notes payable to stockholder. The Company pays interest monthly on the notes payable to stockholder at the prime rate, which was 4% as of June 30, 2004.

RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX-MONTHS ENDED JUNE 30, 2003

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the six-months ended June 30, 2004 to the six-months ended June 30, 2003:


              (in thousands)                     Six Months Ended June 30,
                                            -----------------------------------
                                              2004           2003        Change
                                            -------        -------        -----

Net sales                                   $ 1,241        $ 1,065        $ 176
                                            -------        -------        -----


Costs and expenses:
  Cost of products sold                       1,275          1,160          115
  Salaries and wages                            813            911          (98)
  Selling and administrative                    774            896         (122)
  Stock-based compensation                      237            129          108
                                            -------        -------        -----
Total costs and expenses                      3,099          3,096            3
                                            -------        -------        -----

Other income (expense):
   Interest income                               27             26            1
   Interest expense                            (156)          (144)         (12)
                                            -------        -------        -----
Total other expense                            (129)          (118)         (11)
                                            -------        -------        -----

Net loss                                    $(1,987)       $(2,149)       $ 162
                                            =======        =======        =====

NET SALES

Net sales increased by approximately 17% from approximately $1,065,000 in 2003 to approximately $1,241,000 in 2004. The majority of this increase is due to the fact that during the six-month period ended June 30, 2003, the Company, in accordance with the requirements of SFAS 48 and SAB 104, recorded a provision for sales returns of approximately $146,000 related to a product enhancement exchange, which was not required to correct any product quality or performance issues. The revenue was recognized upon reshipment of the enhanced product, which occurred in the third quarter of 2003. Excluding the effect of the sales return allowance recorded in 2003, net sales increased by approximately 2%, or approximately $30,000.

Sales to two customers individually accounted for approximately 21% and 17% (for a total 38%) and 30% and 19% (for a total of 49%) of net sales for the six-months ended June 30, 2004 and 2003, respectively. The UK subsidiary's sales increased by approximately 17% for the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately 10%, or approximately $115,000, from approximately $1,160,000 in 2003 to approximately $1,275,000 in 2004. The majority of this increase, approximately $102,000, is due to the fact that during the six-month period ended June 30, 2003, the Company recorded a provision for sales returns and the related cost deferral, related to a product enhancement exchange (see Net Sales above). Excluding the effect of the deferred cost recorded in 2003, cost of products sold increased approximately 1%, or $13,000.

SALARIES AND WAGES

Salaries and wages decreased approximately $98,000, or 11%. This decrease is the result of a net reduction of four employees, representing approximately a $134,000 decrease, which was offset by vacation accrual and employee salary adjustments.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately 14% from approximately $896,000 for the six months ended June 30, 2003 to approximately $774,000 for the six months ended June 30, 2004, due primarily to a reduction in spending in the sales and marketing department, reduced patent expense due to higher costs in the first quarter of 2003 for new applications that were initiated, and reduced consulting and other costs related to the International Standardization Organization (ISO) 9001:2000 certification incurred during the six-months ended June 30, 2003.

STOCK-BASED COMPENSATION

The Company recorded approximately $237,000 and $129,000, respectively, of stock based compensation expense for the six-months ended June 30, 2004 and 2003, related to certain variable equity awards and other stock based compensation. The increase of approximately $108,000 is due to the extension in March 2004 of the expiration date of the exercise period of 270,000 fully vested stock options for a retired employee who left the Company in August 2003. The Company's Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. The exercise price of the options ranges from $1.00 to $8.50. In accordance with FIN 44, the Company compared the options' intrinsic value on the modification date to the original intrinsic value on the date of grant and recorded the corresponding charge of approximately $263,000 to compensation expense. This expense was offset by approximately a $155,000 decrease in stock-based compensation expense related to variable awards, resulting in a credit to operating expenses of approximately $26,000 for the six-months ended June 30, 2004. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of the Company's common stock, the Company cannot predict the impact of stock-based compensation expense on operations in the future.

INTEREST EXPENSE

Interest expense increased by approximately $12,000 as a result of a larger average outstanding balance of the notes payable to stockholder. The Company pays interest monthly on the notes payable to stockholder at the prime rate, which was 4% as of June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had cash and cash equivalents of approximately $204,000. For the six-month period ended June 30, 2004, net cash used in operating activities was approximately $1,599,000, which primarily resulted from the net loss of approximately $1,987,000. Net cash used in investing activities was approximately $60,000 for the purchase of property and equipment. Net cash provided by financing activities was approximately $473,000 for the period, due to net proceeds from the stockholder loan. The $2.0 million of capital raised during the period ended June 30, 2004 from the Company's private placement was offset by the repayment of $2.0 million of the stockholder loans.

The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (4.00% at June 30, 2004) payable monthly and were to become due and payable on December 31, 2003, or upon a change in control of the Company or consummation of any other financing over $3.0 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of June 30, 2004, the Company had drawn the entire $2.5 million of the available funds.

On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (4.00% at June 30, 2004) payable monthly and become due and payable on December 31, 2004, or upon a change in control of the Company or consummation of any other financing over $7.0 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of June 30, 2004, the Company had drawn $3.0 million of the available funds and repaid $2.0 million of the loan on the second line. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw. In July 2004, the Company drew an additional $500,000.

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

On December 10, 2003, the Company completed the sale of 750,000 shares of its common stock through its recent private placement to a third party investor, initiated in November 2003, with gross proceeds of approximately $1.5 million, all of which was used for capital equipment purchases, marketing, working capital and general corporate purposes. In March 2004, the same investor purchased an additional 1.0 million shares of common stock for $2.0 million. The funds were used to reduce the outstanding balance of the notes payable to stockholder. The Company will then draw amounts, per the terms of the stockholder commitment letters dated March 28, 2002 and March 14, 2003, and amendments thereto, as needed, for operating and capital expenditures. There can be no assurance that the Company will raise any additional proceeds from future private placements. Subscriptions for the current private placement expired on April 30, 2004.

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

At June 30, 2004, the Company had working capital of approximately $1.2 million and its current ratio (current assets to current liabilities) was 2.35 to 1. The Company anticipates increased cash flows from 2004 sales activity; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder and the recent private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through January 1, 2005. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Puradyn Filter Technologies Incorporated's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2004, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2004.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Certain litigation involving the Company is described in the Company's Form 10-KSB for the year ended December 31, 2003. Subsequent to the filing of such Form 10-KSB, no material developments have occurred with respect to such litigation except on May 27, 2004, the Company filed answers to the interrogatories presented by the plaintiff's counsel. The Court sent notices to certain current and one former employee of the Company to take depositions in August 2004.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits:

          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act, as amended

          31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act, as amended

          32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, Puradyn Filter Technologies Incorporated caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PURADYN FILTER TECHNOLOGIES INCORPORATED
(Registrant)

By /s/ Lisa M. De La Pointe                           Date:  August 11, 2004
-------------------------------------
Lisa M. De La Pointe, Chief Financial Officer