Form 10QSB
period 2004-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2004-11-12
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2004
                -------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     (No Fee Required)

           For the transition period from ____________ to ____________

                         Commission file number 0-29192
                         ------------------------------

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                    ----------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                       14-1708544
          --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               2017 High Ridge Road, Boynton Beach, Florida   33426
               ------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

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

As of November 12, 2004, there were 17,452,164 shares of registrant's common stock outstanding, par value $.001.

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB

Part I.  Financial Information                                            Page

Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet -
                  September 30, 2004........................................3

                  Condensed Consolidated Statements of Operations -
                  Three months and nine months ended
                  September 30, 2004 and 2003...............................4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2004 and 2003.............5

                  Notes to Condensed Consolidated Financial Statements......6

Item 2.           Management's Discussion and Analysis or
                  Plan of Operations.......................................12

Item 3.           Controls and Procedures..................................19

Part II. Other Information

Item 1.           Legal Proceedings........................................19

Item 2.           Changes in Securities and Use of Proceeds................19

Item 6.           Exhibits.................................................19

Signatures.................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheet
                               September 30, 2004
                                   (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                                     $    402,930
     Accounts receivable, net of allowance for uncollectible accounts of $20,604        292,301
     Inventories                                                                      1,294,750
     Prepaid expenses and other current assets                                          233,333
                                                                                   ------------
Total current assets                                                                  2,223,314

Property and equipment, net                                                             587,815
Deferred financing costs, net                                                           169,806
Other noncurrent assets                                                                 107,597
                                                                                   ------------
Total assets                                                                       $  3,088,532
                                                                                   ============

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                              $    291,576
     Accrued liabilities                                                                532,189
     Current portion of capital lease obligation                                          4,401
     Deferred revenue                                                                    47,366
                                                                                   ------------
Total current liabilities                                                               875,532

Capital lease obligation, less current portion                                           11,796
Notes payable to stockholder                                                          4,501,900

Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                            --
     Common stock, $.001 par value:
         Authorized shares - 30,000,000; 17,452,164 issued and outstanding               17,452
     Additional paid-in capital                                                      35,486,248
     Notes receivable from stockholders, including accrued interest                  (1,028,409)
     Accumulated deficit                                                            (36,731,313)
     Accumulated other comprehensive loss                                               (44,674)
                                                                                   ------------
Total stockholders' deficit                                                          (2,300,696)
                                                                                   ------------
Total liabilities and stockholders' deficit                                        $  3,088,532
                                                                                   ============

See accompanying notes.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
     For the Three Months and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                    ----------------------------    ----------------------------
                                        2004            2003            2004            2003
                                    ------------    ------------    ------------    ------------
Net sales                           $    515,330    $    507,417    $  1,756,054    $  1,572,911

Costs and expenses:
     Cost of products sold               611,957         620,522       1,887,208       1,787,450
     Salaries and wages                  415,326         427,308       1,227,595       1,338,900
     Selling and administrative          374,008         409,367       1,148,203       1,297,989
     Stock based compensation           (161,530)       (116,464)         75,692          12,706
                                    ------------    ------------    ------------    ------------
                                       1,239,761       1,340,733       4,338,698       4,437,045
                                    ------------    ------------    ------------    ------------
Loss from operations                    (724,431)       (833,316)     (2,582,644)     (2,864,134)

Other income (expense):
     Interest income                      13,166          13,078          40,299          38,526
     Interest expense                    (81,247)        (89,276)       (236,882)       (233,365)
                                    ------------    ------------    ------------    ------------
Total other expense, net                 (68,081)        (76,198)       (196,583)       (194,839)
                                    ------------    ------------    ------------    ------------

Net loss                            $   (792,512)   $   (909,514)   $ (2,779,227)   $ (3,058,973)
                                    ============    ============    ============    ============

Basic and diluted loss per common
share                               $      (0.05)   $      (0.06)   $      (0.16)   $      (0.20)
                                    ============    ============    ============    ============

Weighted average common shares
outstanding                           17,452,164      15,692,164      17,220,120      15,679,898
                                    ============    ============    ============    ============

See accompanying notes.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            --------------------------
                                                               2004           2003
                                                            -----------    -----------
OPERATING ACTIVITIES
Net cash used in operating activities                       $(2,392,022)   $(2,775,145)
                                                            -----------    -----------
INVESTING ACTIVITIES
   Purchases of property and equipment                          (70,500)      (109,541)
                                                            -----------    -----------
Net cash used in investing activities                           (70,500)      (109,541)
                                                            -----------    -----------

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                       10,000         42,666
   Proceeds from private placement, net of expenses           1,964,480             --
   Proceeds from notes payable to stockholder                 1,500,000      2,501,900
   Payments on notes payable to stockholder                  (2,000,000)            --
   Proceeds from short term loan payable to officer                  --        100,000
   Payments on short term loan payable to officer                    --       (100,000)
   Payment of capital lease obligations                          (3,006)        (3,382)
                                                            -----------    -----------
Net cash provided by financing activities                     1,471,474      2,541,184
                                                            -----------    -----------

Effect of exchange rate changes on cash and cash
     equivalents                                                   (852)       (34,209)
                                                            -----------    -----------

Decrease in cash and cash equivalents                          (991,900)      (377,711)

Cash and cash equivalents at beginning of period              1,394,830        633,024
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $   402,930    $   255,313

                                                            ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                      $   135,072    $   101,554
                                                            ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES

Warrants issued for deferred financing and capital
raising costs                                               $   112,500    $   212,500
                                                            ===========    ===========
Common stock options issued in lieu of officer cash bonus   $        --    $    80,000
                                                            ===========    ===========

See accompanying notes.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2004.

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

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 2,933,570 for the three-month and nine-month periods ended September 30, 2004 and 2,753,570 for the three-month and nine-month periods ended September 30, 2003, respectively.

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

Inventories consisted of the following at September 30, 2004:

               Raw materials             $  852,003
               Finished goods               442,747
                                         ----------
                                         $1,294,750
                                         ==========

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled approximately $34,000 and $45,000 for the three-months ended September 30, 2004 and 2003, respectively, and approximately $106,000 and $129,000 for the nine-months ended September 30, 2004 and 2003, respectively. The deferred financing costs related to the $2.5 million commitment provided by the Company's stockholder, who is also a Board Member, totaled $318,000 and were initially amortized over the nine-month draw down period ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003. On March 14, 2003, the Company recorded additional deferred financing costs of $214,400 related to an additional $3.5 million commitment provided by the same stockholder, with a payback date of December 31, 2004. The deferred financing costs of $214,400 were amortized over the payback period. In addition, the repayment period for the $2.5 million commitment was extended to December 31, 2004. Effective March 14, 2003, the Company began amortizing the remaining balance of deferred financing costs for the $2.5 million commitment prospectively over the extended payback period. On February 2, 2004, the payback period for both the $2.5 and $3.5 million commitments was extended to December 31, 2005 (see Note 2), resulting in the addition of approximately $94,000 of related deferred financing costs. Effective February 2, 2004, the Company began amortizing the remaining balance of deferred financing costs for both the $2.5 and $3.5 million commitments prospectively over the extended payback period. Accumulated amortization of deferred financing costs as of September 30, 2004 was approximately $456,000.

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

Pro forma information regarding net loss and loss per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                       SEPTEMBER 30,               SEPTEMBER 30,
                                 ------------------------    --------------------------
                                   2004           2003          2004            2003
                                 ---------    -----------    -----------    -----------
Net loss as reported             $(792,512)   $  (909,514)   $(2,779,227)   $(3,058,973)
Stock-based employee
  compensation cost
  (intrinsic value method)              --             --             --             --
Fair value method stock option
     expense                       (28,231)      (299,348)      (653,153)      (916,266)
                                 ---------    -----------    -----------    -----------
Pro forma net loss               $(820,743)   $(1,208,862)   $(3,432,380)   $(3,975,239)
                                 =========    ===========    ===========    ===========
Loss per common share:
  Basic and diluted loss as
   reported                      $   (0.05)   $     (0.06)   $     (0.16)   $     (0.20)
  Basic and diluted loss
   pro forma                     $   (0.05)   $     (0.08)   $     (0.20)   $     (0.25)

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company's warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate. Deferred revenue of approximately $4,500, related to the replacement of warranty products, and accrued warranty expense of approximately $42,000, are included in the accompanying condensed consolidated balance sheet as of September 30, 2004.

The following table shows the changes in the aggregate product warranty liability for the nine months ended September 30, 2004:

            Balance as of December 31, 2003                         $ 42,573
            Less: Payments made                                      (36,439)
                  Change in prior period estimate                      1,460
                  Add: Provision for current period warranties        34,583
                                                                    --------
                  Balance as of September 30, 2004                  $ 42,177
                                                                    ========

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (Ltd). Comprehensive loss as of September 30, 2004 and 2003 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and nine-months ended September 30, 2004 and 2003:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                             ----------------------    --------------------------
                                               2004          2003          2004           2003
                                             ---------    ---------    -----------    -----------
Net loss                                     $(792,512)   $(909,514)   $(2,779,227)   $(3,058,973)
                                             ---------    ---------    -----------    -----------

Other comprehensive income (loss):
   Foreign currency translation adjustment       3,154       (5,263)          (852)       (34,209)
                                             ---------    ---------    -----------    -----------
Total other comprehensive income (loss)          3,154       (5,263)          (852)       (34,209)
                                             ---------    ---------    -----------    -----------
Comprehensive loss                           $(789,358)   $(914,777)   $(2,780,079)   $(3,093,182)
                                             =========    =========    ===========    ===========

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $2,392,000 and $2,775,000 during the nine-months ended September 30, 2004 and 2003, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

On March 28, 2002 and March 14, 2003, respectively, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003 and an additional $3.5 million through December 31, 2003. Under the terms of the agreements, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to

Board of Director approval. Amounts drawn bear interest at the prime rate per annum (4.75% at September 30, 2004), payable monthly and were to become due and payable on December 31, 2003 and December 31, 2004, respectively, or upon a change in control of the Company or consummation of any other financing over $3.0 million or over $7.0 million in the aggregate. In March 2003, the payback date for the first agreement was extended to December 31, 2004.

On February 2, 2004, the stockholder amended both agreements to extend the payback dates to December 31, 2005 and to waive the funding requirement mandating payback terms until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In March 2004, the Company had repaid $2.0 million of the $5.0 million it had drawn from the available funds. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw. During the nine-months ended September 30, 2004, the Company had drawn an additional $1,500,000 of the available balance. In October 2004, an additional $500,000 draw was made.

In addition, as part of the February 2, 2004 amendment described above, the second agreement was amended to allow the Company to draw the remaining available balance ($1.5 million as of September 30, 2004) through December 31, 2004. In consideration for the amendments, as well as for efforts in obtaining private placement funding, the Company granted the stockholder 150,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 3).

In December 2003, the Company issued 750,000 shares of common stock for gross proceeds of $1.5 million from its recent private placement offering (approximately $1.47 million net of related expenses) to a third party investor. In March 2004, an additional 1.0 million shares of common stock were issued to the same investor for gross proceeds of $2.0 million (approximately $1.98 million net of related expenses.) The $2.0 million of gross proceeds was used to reduce the outstanding principal balance of the notes payable to stockholder. There is no assurance that the Company will raise any additional proceeds from future private placements. Subscriptions for the recent private placement expired on April 30, 2004.

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

4. STOCK OPTIONS

During the nine-months ended September 30, 2004 and 2003, employees of the Company exercised 10,000 and 43,775, respectively, of common stock options. The Company received $10,000 and $42,666, respectively, in cash proceeds in exchange for the shares issued.

During the three-month periods ended September 30, 2004 and 2003, the Company recognized a credit to operations of approximately $162,000 and $117,000, respectively (under the intrinsic value method), relating to outstanding variable option awards, which is included in stock based compensation expense. During the nine-month periods ended September 30, 2004 and 2003, the Company recognized a credit to operations of approximately $187,000 and compensation expense of approximately $13,000, respectively, relating to variable option awards, which is included stock based compensation expense. At September 30, 2004, approximately 212,000 awards subject to variable accounting remained outstanding with an average exercise price of $0.47.

On March 9, 2004, the Company extended the expiration date of the exercise period of 270,000 fully vested stock options for a retired employee who left the Company in August 2003. The Company's Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. The exercise price of the options ranges from $1.00 to $8.50. In accordance with FIN 44, the Company compared the options' intrinsic value on the modification date to the original intrinsic value on the date of grant. The Company recorded approximately $263,000 of compensation expense related to this modification, which is included in stock based compensation expense for the nine-month period ended September 30, 2004.

5. NOTES PAYABLE TO STOCKHOLDER

As of September 30, 2004, the Company had drawn a gross aggregate of approximately $6.5 million from the two available lines-of-credit, which are provided by a stockholder, who is also a Board Member, of the Company (see Notes 2 and 3). Amounts drawn bear interest at the prime rate (4.75% as of September 30, 2004) payable monthly and become due and payable on December 31, 2005; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In March 2004, the Company repaid $2.0 million of the outstanding balance, with the funds received from the private placement (see Note 3). Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw. In October 2004, an additional $500,000 draw was made, leaving $1.0 million available to draw as of the date of this filing.

For the three-months ended September 30, 2004 and 2003, the Company recorded approximately $46,000 and $42,500, respectively, and for the nine-months ended September 30, 2004 and 2003, the Company recorded approximately $128,000 and $101,500, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

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

On May 27, 2004, the Company filed responses to the interrogatories. The Court sent notices to certain current and one former employee of the Company to take depositions in August 2004, which are now pending a rescheduling date. The Company does not believe the likelihood of an unfavorable outcome is probable.

INVESTMENT BANKING AGREEMENT

On December 18, 2003, the Company entered into a one-year agreement with an investment-banking firm in Boca Raton, Florida, to assist in raising approximately $3.0 to $5.0 million in equity capital. The Company agreed to pay a fee of 7% of any gross proceeds received by the Company as a result of this firm's services, as well as all reasonable out-of-pocket fees, expenses and costs incurred in connection with the performance of its services under the agreement. The agreement excluded the capital raised by the Company in December 2003 and March 2004, as described in Notes 2 and 3. On October 22, 2004, the agreement was mutually terminated. No equity capital was raised pursuant to this agreement.

7. SUBSEQUENT EVENTS

On October 26, 2004, the Company engaged Imperial Capital, LLC ("IC") as an exclusive financial advisor to the Company. IC will assist the Company in raising additional capital, as well as possibly pursuing a strategic partner from a mutually related field to enhance the Company's ability to develop business.

In consideration for IC's services, the Company agreed to pay a $100,000 non-refundable retainer, as well as an advance for future out of pocket expenses incurred by IC. Upon the consummation of a transaction, as defined by the agreement, the Company will pay a success fee of 2.5% of the principal amount of any debt or equity securities sold or the consideration received from a strategic relationship. The agreement may be terminated by either party upon 30 days written notice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

         Through industry data research, we have been able to identify the potential applications where management believes market penetration is most accessible. To the best of our knowledge, no show of market data exists for bypass filtration and currently, we believe no bypass oil filtration system has captured a substantial share of the estimated recurring $13 billion potential industry. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

         o A competitively priced, value-added unique product offering substantial end-user savings related to oil maintenance costs
         o An alternative solution to the rising costs and increasing dependence on foreign oil
         o Compliant with existing and reasonably foreseeable environmental regulations

         In 2001, the Company redirected the focus of its sales strategy from individual sales and distribution efforts to the development of a strong nationwide distribution network that will not only sell but also install and service our product. With this foundation established, we are more focused on large potential key customers and segments of the industry that would benefit most from the advantages of a nationwide distribution network.

         Additionally, we began to refocus our sales and marketing efforts to target areas and issues specific to the bypass oil filtration industry. These efforts include identifying customer needs and educating the customer on the total benefits of our system concerning oil maintenance costs and procedures, specifically, that oil does not need to be changed on a regular basis and the drain interval can be safely extended, provided that oil analysis verifies the oil is clean.

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

         The Company directly and/or with the assistance of its sales representatives, warehouse distributors, dealers or other agents, markets its products primarily to national accounts. Our sales policy includes allowing the customer to test and evaluate the PURADYN system on its fleet equipment. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment downtime or servicing patterns and applications, which may extend the evaluation period. Consequently, the sales cycle can be relatively long. Management believes that this evaluation period will continue to be shortened as our products gain wider acceptance, support and usage from well-known customers and OEMs. In 2003 and 2004, the Company conducted a record number of 80 evaluations, most of which are currently ongoing.

         While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance. We also believe that industry acceptance resulting in sales will continue to grow in 2004; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management's expectations or result in actual revenues.

         The US Department of Energy selected the PURADYN system to evaluate the benefits of bypass oil filtration in October 2002. The test was designed not only to assess the performance and benefits of the technology, but also to determine if the savings warrant the installation of these types of systems on Federal vehicles. To date, results of the study indicate that there is an estimated 80% savings in oil using bypass oil filtration. In addition, a section of the proposed National Energy Bill includes research into bypass oil filtration to analyze the potential benefits in terms of reduced demand for oil and protecting the environment.

         We believe that the renewed interest shown in the technology of bypass oil filtration as an alternative to rising oil prices, dependence upon foreign oil, with the added benefit of being economically and environmentally beneficial, will timely and favorably position the Company as a manufacturer of this type of product.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2003

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended September 30, 2004 to the three-months ended September 30, 2003:

                 (IN THOUSANDS)              THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                        ----------------------------
                                          2004       2003     Change
                                        -------    -------    ------
         Net sales                      $   515    $   507    $   8

         Costs and expenses:
           Cost of products sold            612        621       (9)
           Salaries and wages               416        427      (11)
           Selling and administrative       374        409      (35)
           Stock-based compensation        (162)      (116)     (46)
                                        -------    -------    -----
         Total costs and expenses         1,240      1,341     (101)
                                        -------    -------    -----
         Other (expense) income:
            Interest income                  13         13       --
            Interest expense                (81)       (89)      (8)
                                        -------    -------    -----
         Total other expense, net           (68)       (76)      (8)
                                        -------    -------    -----
         Net loss                       $  (793)   $  (910)   $(117)
                                        =======    =======    =====

NET SALES

Net sales increased by approximately 2% from approximately $507,000 in 2003 to approximately $515,000 in 2004. During the three-months ended June 30, 2003, the Company, in accordance with the requirements of SFAS No. 48, Revenue Recognition When Right of Return Exists (SFAS 48) and SAB 104, recorded a provision for sales returns of approximately $146,000 related to a product enhancement exchange, which was not required to correct any product quality or performance issues. The reversal of the provision from the customer product exchange, which was reshipped to the customer, occurred during the three-months ended September 30, 2003. The revenue was recognized upon reshipment of the enhanced product. Excluding the effect of the sales return allowance reversal recorded in 2003, net sales increased approximately 43%, or $154,000.

The 43% increase is attributable to an increase in sales to two of the Company's largest customers, as well as one of their international distributors. Collectively, these three customers had an increase in net sales of approximately 207% over the comparable period in 2003.

Sales to two customers accounted for approximately 28% and 15% (for a total of 43%) of the consolidated net sales for the three-months ended September 30, 2004. For the three-months ended September 30, 2003, sales to three customers accounted for approximately 19%, 12% and 11% respectively (for a total of 42%), of the consolidated net sales. Ltd's net sales increased by approximately 62% for the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003.

COST OF PRODUCTS SOLD

Cost of products sold decreased by approximately 1% from approximately $621,000 in 2003 to approximately $612,000 in 2004. Excluding the effect of the reversal of the deferred cost recorded in 2003 of approximately $102,000 related to a product enhancement exchange (see Net Sales above), cost of products sold increased approximately 18%, or $93,000, which is due to the 43% increase in net sales (see Net Sales above).

SALARIES AND WAGES

Salaries and wages decreased approximately $11,000, or 3%. This decrease is the result of a net reduction of one employee in the sales and marketing department.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $35,000, or 9%, due primarily to a temporary reduction of advertising in trade publications.

STOCK-BASED COMPENSATION

Stock-based compensation expense decreased approximately $46,000, or 40% related to certain variable equity awards and other stock-based compensation. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of the Company's common stock, the Company cannot predict the impact of stock-based compensation expense on operations in the future.

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2003

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the nine-months ended September 30, 2004 to the nine-months ended September 30, 2003:

                 (IN THOUSANDS)               NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                        ----------------------------
                                          2004       2003     Change
                                        -------    -------    ------
         Net sales                      $ 1,756    $ 1,573    $ 183
                                        -------    -------    -----
         Costs and expenses:
           Cost of products sold          1,887      1,787      100
           Salaries and wages             1,227      1,339     (112)
           Selling and administrative     1,148      1,298     (150)
           Stock-based compensation          76         13       63
                                        -------    -------    -----
         Total costs and expenses         4,338      4,437      (99)
                                        -------    -------    -----
         Other income (expense):
            Interest income                  40         39        1
            Interest expense               (237)      (234)      (3)
                                        -------    -------    -----
         Total other expense, net          (197)      (195)      (2)
                                        -------    -------    -----
         Net loss                       $(2,779)   $(3,059)   $(280)
                                        =======    =======    =====

NET SALES

Net sales increased by approximately 12% from approximately $1,573,000 in 2003 to approximately $1,756,000 in 2004. The increase is primarily due to the addition of and/or increased sales to certain international distributors.

Sales to two customers individually accounted for approximately 23% and 16% (for a total of 39%) and 20% and 18% (for a total of 38%) of net sales for the nine months ended September 30, 2004 and 2003, respectively. The UK subsidiary's sales increased by approximately 26% for the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately 6%, or $100,000, from approximately $1,787,000 in 2003 to approximately $1,887,000 in 2004. The increase is directly attributable to the 12% increase in net sales.

SALARIES AND WAGES

Salaries and wages decreased approximately $112,000, or 8%. This decrease is the result of a net reduction of four employees, representing approximately a $145,000 decrease, which was offset by vacation accrual and employee salary adjustments.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately 12% from approximately $1,298,000 for the nine-months ended September 30, 2003 to approximately $1,148,000 for the nine-months ended September 30, 2004, due primarily to a reduction in spending in the sales and marketing department, reduced patent expense due to higher costs in the first quarter of 2003 for new applications that were initiated, and lower professional fees due to the timing of services rendered.

STOCK-BASED COMPENSATION

The Company recorded approximately $76,000 and $13,000, respectively, of stock-based compensation expense for the nine-month periods ended September 30, 2004 and 2003, related to certain variable equity awards and other stock-based compensation. In 2004, the Company incurred compensation expense of approximately $263,000 related to the extension in March 2004 of the expiration date of the exercise period of 270,000 fully vested stock options for a retired employee who left the Company in August 2003. The Company's Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. In accordance with FIN 44, the Company compared the options' intrinsic value on the modification date to the original intrinsic value on the date of grant. This expense was offset by approximately a $200,000 decrease in stock-based compensation expense related to variable awards, resulting in a credit to operating expenses of approximately $187,000 for the nine-months ended September 30, 2004. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of the Company's common stock, the Company cannot predict the impact of stock-based compensation expense on operations in the future.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004, the Company had cash and cash equivalents of approximately $403,000. For the nine-month period ended September 30, 2004, net cash used in operating activities was approximately $2,392,000, which primarily resulted from the net loss of approximately $2,779,000, partially offset by changes in working capital items. Net cash used in investing activities was approximately $71,000 for the purchase of property and equipment. Net cash provided by financing activities was approximately $1,471,000 for the period, due to net proceeds from the stockholder loan. The $2.0 million of capital raised during the period ended March 31, 2004 from the Company's private placement was offset by the repayment of $2.0 million of the stockholder loans.

         The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

         On March 28, 2002 and March 14, 2003, respectively, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003 and an additional $3.5 million through December 31, 2003. Under the terms of the agreements, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (4.75% at September 30, 2004), payable monthly and were to become due and payable on December 31, 2003 and December 31, 2004, respectively, or upon a change in control of the Company or consummation of any other financing over $3.0 million or over $7.0 million in the aggregate. In March 2003, the payback date for the first agreement was extended to December 31, 2004.

         On February 2, 2004, the stockholder amended both agreements to extend the payback dates to December 31, 2005 and to waive the funding requirement mandating payback terms until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In March 2004, the Company had repaid $2.0 million of the $5.0 million it had drawn from the available funds. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw. During the nine-months ended September 30, 2004, the Company had drawn an additional $1,500,000, of the available balance. In October 2004, an additional $500,000 draw was made.

         In addition, as part of the February 2, 2004 amendment described above, the second agreement was amended to allow the Company to draw the remaining available balance ($1.5 million as of September 30, 2004) through December 31, 2004. In consideration for the amendments, as well as for efforts in obtaining private placement funding, the Company granted the stockholder 150,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 3).

         In December 2003, the Company issued 750,000 shares of common stock for gross proceeds of $1.5 million from its recent private placement offering (approximately $1.47 million net of related expenses) to a third party investor. In March 2004, an additional 1.0 million shares of common stock were issued to the same investor for gross proceeds of $2.0 million (approximately $1.98 million net of related expenses.) The $2.0 million of gross proceeds was used to reduce the outstanding principal balance of the notes payable to stockholder. There is no assurance that the Company will raise any additional proceeds from future private placements. Subscriptions for the recent private placement expired on April 30, 2004.

         On December 18, 2003, the Company entered into a one-year agreement with an investment-banking firm in Boca Raton, Florida, to assist in raising approximately $3.0 to $5.0 million in equity capital. The Company agreed to pay a fee of 7% of any gross proceeds received by the Company as a result of this firm's services, as well as all reasonable out-of-pocket fees, expenses and costs incurred in connection with the performance of its services under the agreement. The agreement excluded the capital raised by the Company in December 2003 and March 2004, as described in Notes 2 and 3. On October 22, 2004, the agreement was mutually terminated. No equity capital was raised pursuant to this agreement.

         On October 26, 2004, the Company engaged Imperial Capital, LLC ("IC"), as an exclusive financial advisor to the Company. IC will assist the Company in raising additional capital, as well as possibly pursuing a strategic partner from a mutually related field to enhance the Company's ability to develop business.

         In consideration for IC's services, the Company agreed to pay a $100,000 non-refundable retainer, as well as an advance for future out of pocket expenses incurred by IC. Upon the consummation of a transaction, as defined by the agreement, the Company will pay a success fee of 2.5% of the principal amount of any debt or equity securities sold or the consideration received from a strategic relationship. The agreement may be terminated by either party upon 30 days written notice.

               At September 30, 2004, the Company had working capital of approximately $1.35 million and its current ratio (current assets to current liabilities) was 2.54 to 1. The Company anticipates increased cash flows from 2004 sales activity; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder and the recent private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through January 1, 2005. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2004.

         The Company's wholly owned subsidiary, Ltd., moved to new office space in September 2003 by assuming the existing lease, which expired in August 2004. A new lease is currently being negotiated.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Puradyn Filter Technologies Incorporated's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of September 30, 2004, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2004.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See the Company's 10-QSB filed on August 11, 2004

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 6.  EXHIBITS

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



PURADYN FILTER TECHNOLOGIES INCORPORATED
(Registrant)

By /s/ Lisa M. De La Pointe                       Date: November 12, 2004
---------------------------------
   Lisa M. De La Pointe,
   Chief Financial Office