Form 10KSB
period 2004-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2005-04-15
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

(Mark one)
{x}  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2004
                   -------------------------------------------

{}  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                       ----------------------------------
                         Commission file number 0-29192
                       -----------------------------------

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                    ----------------------------------------
                 (Name of small business issuer in its charter)


              DELAWARE                                   14-1708544
              --------                                   ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

    2017 High Ridge Road Boynton Beach, Florida 33426          (561) 547-9499
    -------------------------------------------------          --------------
(Address of principal executive offices including Zip Code)   (Telephone Number)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
    COMMON STOCK, $.001 PAR VALUE              AMERICAN STOCK EXCHANGE

       Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. {X}

State issuer's revenues for its most recent fiscal year: $2,472,059 for the 12 months ended December 31, 2004.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid price and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Puradyn Filter's common stock on March 31, 2005 (0.99)is approximately $6,753,351.

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date. As of March 31, 2005, there were 17,455,434 shares of registrant's common stock outstanding, par value $.001.

This report contains a total of 54 pages.

                                TABLE OF CONTENTS

PART I
ITEM 1.      DESCRIPTION OF BUSINESS........................................   3

             Forward Looking Statements

             The Company
             Products
             Warranties
             Marketing
             Distribution
             Sales
             Manufacturing and Production
             Competition
             Intellectual Property
             Governmental Approval
             Engineering and Development
             Employees

ITEM 2.      DESCRIPTION OF PROPERTY........................................  10
ITEM 3.      LEGAL PROCEEDINGS..............................................  10
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  11


PART II
ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......  11
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.....  12

             General
             Critical Accounting Policies and Estimates
             Results of Operations
             Liquidity and Capital Resources
             Impact of Inflation
             Quarterly Fluctuations
             Risk Factors Affecting Future Results of Operations

ITEM 7.      FINANCIAL STATEMENTS...........................................  18
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURES...........................  18
ITEM 8A.     CONTROLS AND PROCEDURES.......................................   19
ITEM 8B.     OTHER INFORMATION.............................................   19

PART III
ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............   19
ITEM 10.     EXECUTIVE COMPENSATION........................................   23
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT AND RELATED STOCKHOLDER TRANSACTIONS...........   25
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   26
ITEM 13.     EXHIBITS......................................................   27
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES........................   28

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

We operate through:

         o        Puradyn Filter Technologies Incorporated - parent company

         o Puradyn Filter Technologies, Ltd. ("Ltd.", "Puradyn, Ltd") Ltd. is a wholly owned subsidiary established in 2000 which primarily distributes and markets the puraDYN system in countries outside North America, including Europe, the Middle East, the former Soviet Union, Scandinavia and South Africa through a network of independent distributors.

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

PRODUCTS
--------

         The core product, the puraDYN bypass oil filtration system, is offered in two models, TF and PFT, and can be attached to almost any engine and hydraulic systems. The concept of bypass filtration is similar to a dialysis machine that filters blood to rid it of impurities, keeping the oil continually clean. Whenever the engine or machinery is operating, the puraDYN is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as gaseous and liquid contaminants, while protecting the engine or hydraulic equipment from harmful wear caused by contaminants in the oil. Additionally, an additive package in which chemicals are added to the filtering media replenish spent additives in the oil, helping to maintain the oil's proper chemical balance and viscosity.

         The condition of the oil is monitored through use of a simple oil analysis sample taken in lieu of a regularly scheduled maintenance oil change. If the sample results, typically received in 5 to 7 days, show that the condition of the oil is considered good for continued use, only the puraDYN replacement element is to be changed - there is no need to change the oil if it is clean.

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

         The original puraDYN system, the TF model, is currently manufactured in six different sizes suitable for placement on engines or equipment with oil sump capacities ranging from 12 to 240 quarts. A new generation of product, the PFT model, has been engineered to be manufactured in five different sizes with sump oil capacities varying from 8 to 60 quarts. The PFT model offers the same benefits and features of the TF model, with the added enhancements of easier serviceability and the main component of the system being more corrosion-resistant.

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

         By continually removing contaminants and replacing vital additives through a patented time-release additive package to keep oil constantly clean, the puraDYN Element substantially extends intervals between oil changes. Elements are interchangeable between (similar-sized) models.

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

         When the Element is changed, an insignificant amount of make-up oil is added to replace any oil retained in the used Element or consumed during the normal engine combustion process. The Company's performance warranties require the user to change the puraDYN filter element and take a small sample of the oil for submission to an oil-testing laboratory at the same intervals that the OEM recommends for an oil change, or as oil analysis dictates (See "Warranties"). The oil analysis allows end users to monitor oil quality and, to some degree, engine condition and provides a trend and timeline for both the Company and end user should a problem arise.

         The puraDYN has no moving parts and consequently requires no significant ongoing maintenance. As long as Elements are changed at the recommended intervals and other standard preventive maintenance procedures such as changing factory full flow and air filters and oil analysis are completed, the Company believes the puraDYN will perform as designed.

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

         The Company has received letters from Deere & Company, Detroit Diesel Corporation, Caterpillar, Inc., Ford Motor Company, Mack Trucks, Inc., Cummins Engine Company, Inc., Daimler Chrysler Corporation, Mercedes Benz of North America, Inc. and other engine manufacturers who have all stated that the installation and use of the puraDYN does not void their manufacturer warranties unless an engine failure is attributed to the puraDYN. Most engine manufacturers will accept oil analyses as alternatives to their recommended oil change intervals. This is standard industry practice endorsed by OEMs and various fleet maintenance organizations.

MARKETING
---------

         The Company's products are marketed to numerous segments of the transportation industry including trucking, marine, agricultural, bus, recreational vehicle, generator, construction, mining, industrial and hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the Company's primary focus is on the Class 3 - 8 on-highway fleet, industrial/construction, end-user, and OEM segments.

         The Company determined that an advertising campaign in OEM and truck fleet-related trade magazines, combined with editorials, trade shows and other methods to promote its products, was prudent in order to generate awareness and help stimulate sales primarily with targeted end-users, OEMs, and on-highway fleets.

         In 2004, the Company was able to streamline costs in the area of advertising by utilizing the strategic alliance with Honeywell Consumer Product Group (HCPG). HCPG is actively pursuing the on-highway truck market by placing ads showing our puraDYN system co-labeled with FRAM. This allowed us to concentrate on our targeted markets including the off-highway and power generation markets.

         Our products have achieved recognition from well-known sources, including certification (in 1994) and re-certifications (in 1998 and 2003) by the California Environmental Protection Agency's Department of Toxic Substances as a `Pollution Prevention' technology. We believe that such recognition, as well as our presence at national industry trade shows, have and will continue to enable the Company to increase industry recognition of the puraDYN name and products.

         We rely on management's ability to determine the existence and extent of available markets for our product. Company management and consultants have considerable sales and marketing backgrounds and devote a significant portion of their time to sales-related activities.

         One of our marketing strategies is based on creating customer `pull-through', a sustained level of request for our product on the OEM level from end-users. To this end we established aftermarket programs in 2001 and 2002 with Mack Trucks, Volvo Trucks North America, Pierce Manufacturing and Paccar (parent company of Kenworth and Peterbilt), all of which are OEMs that sell and service, to offer our product through their dealer network and distribution centers. To date, customer pull-through has resulted in a limited number of our systems being factory-installed at individual Volvo Trucks, N.A., Mack Trucks, Kenworth Truck and Freightliner facilities. Monroe Truck Equipment (a major General Motors Corporation modification center) has installed more than 1,100 puraDYN systems at the request of one of the largest fleets in the US. Work continues to develop this strategic part of our business.

         In 2002, Honeywell Consumer Products Group ("Honeywell"), manufacturer of FRAM(R) filters, announced a strategic alliance with Puradyn. Honeywell, which also manufactures the Prestone(R), Autolite(R) and Holts(R) brands, began offering our products co-branded as puraDYN and FRAM through its extensive North American distribution network. In early 2003 Honeywell finalized and placed its initial stocking order, and in line with our strategic alliance, we are able to offer the full line of FRAM(R) filters to our distributors.

         In 2003 we were selected as a Strategic Supplier for one of North America's larger equipment rental companies. Our progress continues to take time to gain momentum in reaching this company's many branches.

         The Company continues to work with a marketing and public affairs consultant to promote puraDYN to municipalities in Florida and other specified states. Additionally, the Company again received approval in 2003 for Florida's State Negotiated Agreement Price Schedule (SNAPS II) to allow easier marketing of our system to Florida local and state government agencies at discounted prices. The program was successful, however, the SNAPS II program was discontinued in 2004 and replaced with a competitive procurement program, MyFlorida Marketplace, in which we now participate.

         We have also entered into agreements with three outside consultants to actively pursue federal contracts on three separate levels: legislative, environmental and energy policy, and military procurement. Management believes that this is a market that can be successfully cultivated at this time, based on the following:
         o Recent test results from the DOE, which show that the puraDYN systems currently in evaluation have produced an estimated savings of 80% during the first two years of its three-year test to evaluate the benefits and potential savings of bypass oil filtration.
         o New five-year contract awarded in December 2004 from the General Services Administration (GSA) for its Vehicular Multiple Award Schedule, New Technologies, which simplifies the procurement process for governmental agencies.
         o Successful presentation of the puraDYN at the Military Expedited Modernization Initiative Procedure (EMIP) Program in January 2005.

         In order to more efficiently carry out the Company's investor relations activities, we discontinued our relationship with an outside investor and public relations firm in December 2002 and established an in-house investor relations department in January 2003.

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

SALES
-----

DIRECT SALES

         The Company directly and/or with the assistance of its manufacturer's representatives, distributors or other agents, markets its products directly to OEMs, other distributors and national accounts. Typically these larger customers, and some smaller customers, require an evaluation period to operate the system on their equipment. While set for a specific period of time, usually ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment downtime or servicing which may extend the evaluation period. Consequently, the sales period can be relatively long. We believe this evaluation period will continue to be shortened as the Company's products gain wider acceptance and support from well-known end users and OEMs. In 2003, we conducted a record number of 80 evaluations, of which approximately 65 continued through 2004 and are still ongoing.

         Currently, our products are being evaluated (in various stages of progress) by numerous potential end users and existing customers including, among others:

         o        A leading major generator set OEM

         o        A major construction equipment OEM

         o        A major engine OEM

         o        A leading soft drink Company

         o        A road materials handling Company

         o        A leading food company

         o        A leading truck leasing Company

         o        An important OEM forklift company

         o        The U.S. Department of Energy

         o        The U.S. Military

         In December 2004 we were awarded a new five-year contract on the Vehicular Multiple Award Schedule, New Technologies, which replaced the schedule on which we had currently been, which will enable us to offer our puraDYN system to all federal government agencies. The new schedule allows easy access to our products, without the usual lengthy bid process, to all federal agencies that purchase vehicles, including construction equipment, medium and heavy trucks, waste disposal vehicles, aerial lift vehicles and fire trucks. This new contract period is for five years from the date of the award (December 2009) with three five-year options.

         During 2004 and 2003, two and three customers together accounted for approximately 37% and 45%, respectively, of the Company's consolidated net sales. In 2004, there were two customers that individually accounted for greater than 10% each of net sales, or approximately $523,000 and $397,000, while in 2003 three customers individually accounted for greater than 10% each of net sales, or approximately $334,000, 300,000 and $221,000.

         In 2004 there were three customers whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 29%, 21%, 12% respectively, for a total of 62% of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations.

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

         In 2004, sales to a customer with one of the nation's largest privately held fleet of trucks and equipment, represented 21% of our consolidated net sales. This represents a 9% increase from its percentage of consolidated net sales in 2003. Sales in 2004 to this company had increased due to its integration of newly acquired equipment and increased demand for new fleet equipment purchases, and in turn, increased demand for our bypass filtration systems.

          In 2002, after extensive testing, one of the world's largest manufacturers of medium-size power generators purchased over $350,000 of product. This customer accounted for 15% of our 2003 consolidated net sales and 16% of our 2004 consolidated net sales.

         In February 2003, Honeywell finalized and placed its initial stocking order for the FRAM/puraDYN co-labeled product. In addition, we are now able to offer the full line of FRAM(R) filters to our distributors.

INTERNATIONAL SALES

         The Company, directly and/or with the assistance of commission-based manufacturer's representatives, has established primarily non-exclusive distributors in various countries, including Denmark, South Africa, Nigeria, United Kingdom, Kuwait, United Arab Emirates, Thailand, Colombia, and others. The ultimate success of these and other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. Total international sales amounted to approximately 42% and 41% of consolidated net sales in 2004 and 2003, respectively. Sales have been adversely affected by the weakened local economies of some of these nations and future sales to their distributors may be adversely affected due to these continuing economic and/or political problems, such as the war in Iraq and subsequent restoration, which negatively affected sales in the Middle East.

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

         In January 2004, we received ISO 9001:2000 certification from the International Organization for Standardization. ISO 9001:2000 is a series of internationally accepted, multi-part quality management systems for industry-wide standardization applied to manufacturing and service organizations. Management believes this certification will reinforce recognition of its tangible commitment to quality control from OEMs and other potential large customers. In January 2005, we successfully completed a surveillance audit to maintain our certification.

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

         We also recently applied for a provisional patent application for improved filtration efficiency using CGP(R), a process for chemical grafting that can significantly increase the life of the filter Element and further safely extend oil drain intervals. There can be no assurance that such patents will withstand competitive threats to their patentability or, in the case of the redesigned puraDYN, be developed into commercially viable products.

         We have registered the product trademark "Puradyn" in the United States and other countries where the "Purifiner" trademark was registered, and have registered the product trademarks "CGP" and "Keep It Clean!" in the United States.

GOVERNMENTAL INFLUENCE
----------------------

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

         In October 2002, new federal environmental regulations requiring higher standards for diesel truck emissions took effect with more stringent conformances expected in 2007. We believe that engine and truck manufacturers can capitalize on our enhanced technology to remove soot from their oil to maintain their extended drain intervals by operating on constantly clean oil.

ENGINEERING AND DEVELOPMENT
---------------------------

         Currently, we have three individuals directly involved in product engineering and development: a Product Engineer Manager, an Applications Engineer and an Engineering Technician. . In addition, we employ the services of two outside petrochemical consultants. Until August 2003, a Technical Consultant (one of the original inventors of the product) was also available to us. The engineering department is also testing additional design improvements that may be candidates for patents for the Company. During the past two years our engineering department has devoted resources to improve the product's filtration efficiency and abilities to meet the customers extended drain interval requirements with the next generation of diesel engines. This required a complete redesign of the existing product to make it easier to use by our customers.

         In 2004 and 2003, we spent approximately $65,000 and $50,000, respectively, on engineering research, the cost of which was not passed on to our customers.

EMPLOYEES
---------

         At December 31, 2004, the Company had 34 employees, including 3 from Puradyn Ltd., in the following areas:

         o 12 in manufacturing, assembly, quality control, warehousing and shipping
         o        1 in purchasing
         o        2 in customer service
         o        5 in marketing and sales
         o        1 in technical support and installation assistance
         o        2 in engineering and development
         o        3 in finance
         o        5 in administrative positions
         o        3 in administration and sales

None of the employees are represented by a labor union. The Company believes its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

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

         In order to support its operations in Europe, Ltd. had a lease for 3,150 square feet in Devon, England, which extended through March 31, 2002, whereupon it converted to a month-to-month basis for approximately $2,000 per month. Due to anticipated increased sales activity, Ltd. moved to a 4,260 square foot facility in Devon in September 2003. They assumed the existing lease, which expired in August 2004 and are currently in the process of negotiating a new lease and expect the lease terms to remain similar.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         On December 16, 2004, the Company held its Annual Meeting of Stockholders. At the meeting, each director received over 85% of the Common Share votes. Stockholders voted in person or by proxy for the following purposes:

         (a) Stockholders voted to elect six directors, each to service for a term of one year, as follows:

                      DIRECTOR                 FOR          WITHHELD AUTHORITY
                      --------                 ---          ------------------

                  Joseph V. Vittoria       15,193,234            120,590
                  Richard C. Ford          15,189,124            124,700
                  Kevin G. Kroger          15,193,234            124,590
                  Peter H. Stephaich       15,201,534            112,290
                  Ottavio Serena           15,202,734            111,090
                  Michael Castellano       15,160,621            153,203

         (b) Stockholders voted to approve and ratify the appointment of Ernst & Young, LLP, independent registered public accounting firms, as the Company independent auditors for the year ending December 31, 2004. 15,304,324 shares were voted in favor of this proposal, 8,800 shares were voted against and there were 700 abstentions. As announced at the meeting, the Company made a change in independent auditors on November 15, 2004 at the discretion of the Board, dissolving its relationship with Ernst & Young, LLP and hiring DaszkalBolton LLP to act as the Company's new independent registered public accounting firm for the year ending December 31, 2004. The change was made in regard to cost savings.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         As of December 14, 2004, there were approximately 287 stockholders of record of the Company's stock. The closing bid price quoted on the American Stock Exchange for the Company's Common Stock at March 31, 2005 was $0.99. The Company currently trades under the symbol "PFT". The transfer agent for the Company's common stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

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

         The following table sets forth for the period indicated, the high and low sales prices for the quarterly periods in 2004 and 2003.

               QUARTER ENDED     2004 SALES PRICE        2003 SALES PRICE
                                -------------------    ------------------
                                 HIGH          LOW      HIGH         LOW

                                -------------------    ------------------
               March 31         $3.00         $1.91    $2.70        $1.40
               June 30          $2.22         $1.70    $2.70        $2.10
               September 30     $1.98         $1.10    $2.80        $1.80
               December 31      $1.39         $0.86    $2.35        $1.40

         As of March 31, 2005, the high sales price for the first quarter of 2005 was $1.24, while the low for the quarter was $0.86.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

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

         Through industry data research, we have been able to identify the potential applications where management believes market penetration is most accessible. Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $13 billion potential market. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

         o A competitively priced, value-added unique product based on an advanced, patented technology

         o An alternative solution to the rising costs and increasing dependence on foreign oil

         o Providing an operational maintenance solution to end users in conjunction with existing and reasonably foreseeable federal environmental applications

         Since 2001, the Company has redirected the focus of its sales strategy from individual sales and distribution efforts to include the development of a strong nationwide distribution network that will not only sell but also install and service our product.

         Additionally, we began to focus our sales and marketing efforts to target areas and issues specific to the bypass oil filtration industry, including educating the customer on the benefits of our system and cultivating an innovative outlook on oil maintenance, specifically, that oil does not need to be changed on a regular basis if kept in a clean state

         This strategy includes focus on:

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

         o Creating customer 'pull-through', a sustained level of request for our product on the OEM level

         o Closely monitoring evaluations to ensure customer issues are addressed on a timely basis

         o Converting customer evaluations into sales, both immediate and long term

         While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

         o        2001 approved by one of the largest private fleets in the U.S.
                  to install puraDYN on their new equipment, a program still currently ongoing.

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

         o 2004 ongoing test results released by the US Department of Energy (DOE) estimating an 80% savings in oil using bypass oil filtration. Our system was used in this ongoing test evaluating the benefits and cost savings of the technology.

         o 2004 announcement that Miami-Dade County, Florida has again specified the puraDYN system on new equipment purchases.

         o 2004 announcement that a Puradyn distributor in Miami-Dade County was awarded a blanket open purchase order up to $650,000, which would allow them to offer our puraDYN system on various county equipment.

         o 2004 announcement of combined international expansion with the introduction of two potential distributors in the bus and construction markets in China and continued progress with our distributor in Egypt, which included working with United States Agency for International Development (US AID).

         We believe that industry acceptance resulting in sales will continue to grow in 2005; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management's expectations or result in actual revenues.

         The Company's sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the customer to test and evaluate the puraDYN system on its fleet vehicles. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long. Management believes that this evaluation period will continue to be shortened as our products gain wider acceptance, support and usage from well-known customers and OEMs. In 2003, the Company conducted a record number of 80 evaluations, of which approximately 65 continued through 2004 and are still ongoing.

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

         International sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the puraDYN system represents. In 2004, total international sales accounted for 42% of the Company's consolidated net sales.

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

Results of Operations
---------------------

         The following table sets forth (amounts in thousands) the Company's operating information for the years ended December 31, 2004 and 2003:

                                                (IN THOUSANDS)
                                                               INCREASE
                                           2004       2003    (DECREASE)

         Net sales                       $ 2,472    $ 1,907      $565


         Operating costs and expenses:
           Cost of products sold           2,526      2,283       243
           Salaries and wages              1,662      1,728       (66)
           Selling and administrative      1,591      1,667       (76)
                                         -----------------------------
                                           5,779      5,678       101

         Loss from operations             (3,307)    (3,771)     (464)

         Other income (expense):
           Interest income                    53         51         2
           Interest expense                 (334)      (331)       (3)
                                         -----------------------------
         Total other expense                (281)      (280)       (1)

         Net loss                        $(3,588)   $(4,051)    $(463)
                                         =============================

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
---------------------------------------------------------------------

         Net Sales Net sales increased by approximately $565,000 from approximately $1,907,000 in 2003 to approximately $2,472,000 in 2004. This increase is attributable to the addition of several new domestic and international distributors, as well as an increase in sales to one of the Company's largest customers, whose sales in 2004 increased approximately 132% over 2003. Significant customers in 2004 included one of the largest privately owned fleets in the US and one of the top three worldwide OEMs of mid-range generators for industrial use. These two customers purchased approximately $523,000 and $397,000 respectively, of products from the Company and accounted for approximately 21% and 16% (for a total of 37%) of the Company's 2004 consolidated net sales. Although the Company anticipates increased sales to these customers as well as other new and existing customers in 2005, there can be no assurance that the sales volume generated by these customers will increase or remain at the same level in 2005.

         Cost of Sales Cost of sales increased by approximately $243,000 from approximately $2,283,000 in 2003 to approximately $2,526,000 in 2004. Cost of sales increased 10% primarily due to the 30% increase in net sales. Cost of sales did not increase proportionately to net sales due to the increased utilization of overhead and improvements in raw material sourcing.

         Salaries and Wages Salaries and wages decreased approximately $66,000 due to personnel changes in the sales and administrative staff, which resulted in a reduction of the sales force for a portion of 2004, as well as a reduction in over-time costs associated with the manufacturing department.

         Selling and Administrative Expenses Selling and administrative expenses decreased by approximately $76,000 from approximately $1,667,000 in 2003 to approximately $1,591,000 in 2004.

         Interest Expense Interest expense increased by approximately $3,000 from $331,000 in 2003 to $334,000 in 2004. The Company pays interest monthly on the note payable to stockholder at the prime rate, which was 5.25% as of December 31, 2004.

Liquidity and Capital Resources
-------------------------------

         The Company's financial statements have been prepared on the basis that it will operate as a going concern, which comtemplates the realization of assets and satisfaction of liabilities in the normal course of business. As such, the consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has incurred net losses each year since inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

         These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company's independent auditor DaszkalBolton to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2004 expressing substantial doubt about the Company's ability to continue as a going concern.

         The Company is currently addressing the liquidity and working capital issues and is in the process of attempting to raise additional capital with institutional and private investors and current shareholders.

         As of December 31, 2004, the Company had cash and cash equivalents of approximately $257,000. For the year ended December 31, 2004, net cash used in operating activities was approximately $3,453,000, which primarily resulted from the net loss of approximately $3,588,000, combined with changes in working capital amounts. Net cash used in investing activities was approximately $133,000 for purchases of property and equipment. Net cash provided by financing activities was approximately $2,485,000 for the year, primarily due to proceeds from shareholder notes of approximately $500,000 and $1,979,000 of funds from the sale of common stock to a private placement investor.

         On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (5.25% at December 31, 2004) payable monthly and were to become due and payable on December 31, 2003, or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of December 31, 2004, the Company had drawn the entire $2.5 million of the available funds.

         On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (5.25% at December 31, 2004) payable monthly and became due and payable on December 31, 2004, or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of December 31, 2004, the Company had drawn $2.5 million of the available funds. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw.

         On February 2, 2004, the Company granted this same stockholder an additional 150,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant in consideration for extending the payback dates of the March 28, 2002 and March 14, 2003 agreements from December 31, 2004 to December 31, 2005; for waiving the funding requirement mandating payback terms until such time as the Company has raised an additional $7,000,000 over the amount raised during the Company's 2004 private placement offering, the Company is operating within sufficient cash flow parameters, as defined, or until the Company is sold; and for his involvement in equity financing in 2003 and 2004, to date.

         On December 10, 2003, the Company completed the sale of 750,000 shares of its common stock through its private placement to a third party investor, initiated in November 2003, with gross proceeds of approximately $1,500,000, all of which will be used for capital equipment purchases, marketing, working capital and general corporate purposes. In March 2004, the same investor purchased an additional 1,000,000 shares of common stock for $2,000,000. The funds were used to reduce the outstanding balance of the notes payable to stockholder. The Company then drew amounts, per the terms of the stockholder commitment letters dated March 28, 2002 and March 14, 2003, and amendments thereto, as needed, for operating and capital expenditures.

         In April 2005, the payback dates of the March 28, 2002 and March 14, 2003 agreements were extended from December 31, 2005 to December 31, 2006. As consideration of this extension, this shareholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant, for a period of five years.

         Furthermore, on December 18, 2003, the Company entered into an agreement with an investment-banking firm in Boca Raton, Florida to assist in raising approximately $3.0 million to $5.0 million in equity capital. The Company agreed to pay a fee of 7% of any gross proceeds received by the Company as a result of this firm's services, as well as all reasonable out-of-pocket fees, expenses and costs in connection with the performance of its services under the agreement. The agreement excluded the above capital raised in December 2003 and March 2004. On October 22, 2004, the agreement was mutually terminated. No equity capital was raised pursuant to this agreement.

         On October 26, 2004, the Company engaged Imperial Capital, LLC ("IC") as an exclusive financial advisor to the Company. IC will assist the Company in raising additional capital, as well as possibly pursuing a strategic partner from a mutually related field to enhance the Company's ability to develop business.

         In consideration for IC's services, the Company agreed to pay a $100,000 non-refundable retainer, as well as an advance for future out-of-pocket expenses incurred by IC. Upon the consummation of a transaction, as defined by the agreement, the Company will pay a success fee of 2.5% of the principal amount of any debt or equity securities sold or the consideration received from a strategic relationship. The agreement may be terminated by either party upon 30-day written notice.

         At December 31, 2004, the Company had working capital of approximately $1,743,000 and its current ratio (current assets to current liabilities) was
3.33 to 1, as compared with working capital of approximately $2,406,000 and a current ratio of 4.73 to 1 at December 31, 2003. The Company anticipates increased cash flows from 2005 sales activity; however, additional cash will still be needed to support operations and meet working capital needs. If additional capital is not raised, budgeted sales levels are not achieved or significant unanticipated expenditures occur, the Company will have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2005. There can be no assurance that the Company will be able to raise the additional capital or that it will continue to operate as a going concern.

         While the Company believes it can attain profitable operations in the future, there is no assurance that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations.

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

         o        Our ability to operate as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Reports of Independent Registered Public Accounting Firms..................31-32

Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2004.........................  33

     Consolidated Statements of Operations -
         Years ended December 31, 2004 and 2003.............................  34

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)  -
         Years ended December 31, 2004 and 2003.............................  35

     Consolidated Statements of Cash Flows -
         Years ended December 31, 2004 and 2003.............................  36

     Notes to Consolidated Financial Statements.............................  37



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         (a) On November 15, 2004, Ernst & Young LLP was dismissed as the independent registered public accounting firm for the Company. Ernst & Young had been the independent registered public accounting firm for, and audited the financial statements of, the Company.

                  The reports of Ernst & Young on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                  The decision to change accountants was approved by the Audit Committee of the Board of Directors.

                  In connection with the audits for the two most recent fiscal years and in connection with Ernst & Young's review of the subsequent interim period preceding dismissal on November 15, 2004, there have been no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young, to make reference thereto in their report on the Company's financial statements for these fiscal years. During the two most recent fiscal years and prior to the date of November 15, 2004, the Company had no reportable events (as defined in Item 304(a)
                  (1) of Regulation S-B).

         (b) DaszkalBolton LLP ("DaszkalBolton") by letter dated November 16, 2004, was engaged as the independent registered public accounting firm for the Company.

                  The Company has not consulted with DaszkalBolton regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Company's financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

                  There have been no disagreements between the Company and the former certifying accountant, Ernst & Young, for which DaszkalBolton was consulted upon.

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

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

ITEM 8B.  OTHER INFORMATION
---------------------------
              None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

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

Board of Directors and Executive Management

Name                   Age     Position
------------------     ---     --------------------------------------
Joseph V. Vittoria     69      Chairman of the Board of Directors
Richard C. Ford        61      Chief Executive Officer and Director
Kevin G. Kroger        53      President, Chief Operating Officer and Director
Peter H. Stephaich     49      Director
Ottavio Serena         52      Director
Michael Castellano     64      Director
Alan J. Sandler        66      Vice President, Chief Administrative Officer
                                and Secretary
Cindy Lea Gimler       38      Chief Financial Officer

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

RICHARD C. FORD has been a Director of the Company since its inception in 1988. He served as President of the Company from its inception in 1988 until April 1997 and as Chief Executive Officer and Treasurer until June 1997. He also served as Secretary of the Company from its inception until August 1996. Mr. Ford resigned from the Company in 1997 but returned to the Company as President in April 1998 and in January 1999, was elected Chairman of the Board of Directors and appointed Chief Executive Officer. Mr. Ford was also a Director of TF Purifiner Ltd. through July 17, 1997 at which time he resigned, and was re-appointed in 1999, currently serving as a Director on the Board of Puradyn, Ltd.

KEVIN G. KROGER joined the Company July 3, 2000 as President and Chief Operating Officer, and was appointed to the Board of Directors in November 2000, and was also appointed to the Board of Puradyn, Ltd. in December 2000. Mr. Kroger was with Detroit Diesel Corporation from 1989 to the time he joined the Company, serving in various executive positions prior to his appointment in 1998 to the position of Vice President and General Manager of Series 30/40 Product. From 1987 to 1989 he was Vice President of R.E.S. Leasing and of VE Corporation. Prior to this, from 1971 to 1987, he held several management positions with Caterpillar Corporation.

PETER H. STEPHAICH was appointed to the Board of Directors at its meeting June 12, 2000, and serves as Chairman of our Compensation Committee and is a member of our Audit Committee. Mr. Stephaich is currently Chairman, Chief Executive Officer and President of Blue Danube Incorporated, a private holding Company engaged in the river transportation industry on the Upper Ohio River. Mr. Stephaich has been on its Board of Directors since 1982 and has held the titles of Chief Executive Officer and President since 1995. Prior to 1995, Mr. Stephaich worked for various financial institutions, including four years at Banker Trust Company where he provided international financial advisory services to the transportation and aerospace industries.

OTTAVIO SERENA was appointed to the Board of Directors at its meeting on June 12, 2000 and is a member of our Compensation Committee. Mr. Serena is a principal of The Lynx Partners, a private equity consulting firm. He is also President of The Explorer and Fiber Group, and is Managing Director of Lincolnshire Management, Inc., a publicly traded financial Company. From 1993 to 1999, Mr. Serena was with Citicorp Venture Capital, a leveraged buyout company. Mr. Serena co-founded and was managing director of The Lynx Partners from 1987 to 1993.

MICHAEL CASTELLANO was appointed to the Board of Directors at the Company's January 24, 2001 meeting and serves as Chairman of our Audit Committee and is a member of our Compensation Committee. Mr. Castellano retired in 1997 from Kobren Insight Group, a financial services company, where he served as Chief Administrative Officer from 1995 to 1997, and in 1994, he was Executive Vice President of Wall Street Access, a discount brokerage firm. Prior to that, from 1988 to 1993, Mr. Castellano was Senior Vice President and Corporate Controller for Fidelity Investments. Mr. Castellano also serves on the Board of Kobren Insight Funds and Sun Capital Advisers Trust.

ALAN J. SANDLER joined the Company in June 1998 as President, Chief Operating Officer, Secretary, Chief Financial Officer, and Director. In January 2000, he became Vice President and resigned from the positions of President and Chief Operating Officer. In March 2001, he resigned as Chief Financial Officer. In August 2001, Mr. Sandler resumed the position of Chief Financial Officer and then resigned from the position in March 2002. From 1995 until 1997 Mr. Sandler served as President and Chief Executive Officer to Hood Depot, Inc., a national restaurant supply manufacturer/distributor. From 1979 to 1995 he was President and Chief Executive Officer of Sandler & Sons Dental Supply Company, a regional dental supply and equipment distributor. Previous to this position he was a Vice President of Gardner Advertising Company, a national advertising agency. Mr. Sandler was appointed as a Director of TF Purifiner Ltd. in 1999 through 2000. Effective December 16, 2004 Mr. Sandler did not seek reelection to the Board of Directors at the 2004 Annual Meeting of Stockholders. He resigned from the Director position to maintain a balanced Board with regard to independence as defined in Section 121B(2)(c), of the AMEX listing standards and currently holds the positions of Vice President, Chief Administrative Officer and Secretary to the Board.

CINDY LEA GIMLER previously held the position of Accounting Manager with the Company from October 2003 through October 2004. In February, 2005 she was appointed as Chief Financial Officer. Prior to her employment with the Company, she served as Controller of Bio-Engineered Supplements & Nutrition, Inc., a nutrition products company, from October 2004 through February 2005. Ms Gimler also served as CFO of Universal Jet Aviation, a private jet charter company, from August 2000 through July 2003 and as Accounting Manager for Singer Asset Finance Co., LLC from July 1999 through August 2000. From November 1989 through August 2000 she was employed as an Accountant and Financial Analyst for Oxbow Corporation, an energy finance company. Ms. Gimler received a Masters of Business Administration and a Bachelor of Business Administration from Florida Atlantic University and is a CPA in the state of Florida.

Senior Management
-----------------

D. Wayne Clifton       66   Director of Sales and Marketing
Joseph J. Gaynor, Jr.  54   Director of Manufacturing and Operations
Kevin Davies           46   Managing Director, Puradyn Filter Technologies, Ltd.


D. WAYNE CLIFTON joined the Company in 1994 as Southwest Regional Manager. With over 40 years in sales and management, Mr. Clifton became Sales & Marketing Director for the Company in July 2003. Prior to joining Puradyn, Mr. Clifton was President/CEO of Wayne Clifton & Associates, a buying and management services company within the apparel industry for 30 years. Mr. Clifton also served as Western District Sales Manager of the West Coast and then National Accounts Manager for the Philip Morris Company.

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

During 2004, Puradyn's board of directors met on ten occasions. Puradyn has an audit committee and a compensation committee.

Audit Committee
---------------

         During 2004, the audit committee of the board of directors was composed of two independent directors. It operates under a written charter adopted by the board of directors. The committee members are Michael Castellano (Chairperson) and Peter H. Stephaich. On December 13, 2002, Joseph V. Vittoria, then a member of the audit committee, resigned so that the audit committee is comprised of only independent directors.

         The Board has determined that Mr. Castellano satisfies the criteria as an audit committee financial expert as established by the SEC under Item 401(e) of Regulation S-B and the American Stock Exchange, and that both members of the committee are independent as that term is defined in applicable SEC Rules and American Stock Exchange listing standards. The audit committee met four times in 2004.

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

         In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors, and the board has approved, that the audited consolidated financial statements be included in Puradyn's Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.

Submitted by the audit committee of the Board of Directors:

                  Michael Castellano            Peter H. Stephaich

Compensation Committee
----------------------

         The compensation committee provides overall guidance for officer compensation programs, including salaries and other forms of compensation including all employee stock option grants and warrant grants to non-employees. The compensation committee consists of three independent directors, Peter Stephaich (Chairperson), Ottavio Serena and Michael Castellano. The compensation committee meets on an as needed basis and reports to the Board of Directors.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2004.

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

ITEM 10.   EXECUTIVE COMPENSATION
---------------------------------

Compensation
------------

         The following table shows, for the three year period ended December 31, 2004, the cash and other compensation paid by the Company to its Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.


---------------------------------------------------------------------------------------------------------------
                                        Summary Compensation Table

---------------------------------------------------------------------------------------------------------------
                                            Annual Compensation                   Long Term
                                                                                Compensation
                                                                                  Awards
---------------------------------------------------------------------------------------------------------------
       Name and                                               Other Annual       Securities         All Other
                                                              Compensation       Underlying        Compensation
 Principal Position     Year     Salary($)     Bonus($)         ($)(1)           Options (#)         ($)(3)
---------------------------------------------------------------------------------------------------------------
 Richard C. Ford        2004     $ 208,000   $         -       $     11,000                 -    $           -
 CEO and Director       2003       208,000             -             13,000                 -                -
                        2002       208,000             -             12,000                 -                -

 Kevin G. Kroger        2004       166,000             -             17,880                 -                -
 President, COO and     2003       166,000             -             21,833                 -            2,372
 Director               2002       166,000        80,000 (2)         18,482           100,000(2)         2,144

 Alan Sandler           2004       100,000             -                  -                 -                -
 Vice President,        2003       100,000             -                  -                 -                -
 Secretary and CAO      2002       100,000             -                  -                 -                -
---------------------------------------------------------------------------------------------------------------

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

         As of December 31, 2004, under the Directors' Plan, options to purchase 342,500 shares of common stock were outstanding. As of December 31, 2004, under the 1996 Plan, incentive stock options to purchase 157,357 shares of common stock were outstanding and non-qualified options to purchase 585,463 shares of common stock were outstanding and, under the 1999 Plan, incentive stock options to purchase 1,218,750 shares of common stock were outstanding and non-qualified options to purchase 22,000 shares of common stock were outstanding.

Option Exercises and Holdings

         The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2004 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 2004 fiscal year.

 Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

-----------------------------------------------------------------------------------------------------------------------------
                            Number of                            Number of Securities                Value of Unexercised
                             Shares                             Underlying Unexercised             In-the-Money Options/SARs
                           Acquired On      Value               Options/SARs at FY-End(#)               at FY-End($)(1)
                          Exercise (#)    Realized ($)         Exercisable/ Unexercisable         Exercisable/ Unexercisable
-----------------------------------------------------------------------------------------------------------------------------
Richard C. Ford                 -              -              375,000                 -            $ 208,500                -
Chief Executive Officer
   and Director

Kevin Kroger                    -              -              400,000                 -                    -                -
President, COO and
   Director

Alan Sandler                    -              -                     -                -                    -                -
Vice President, CAO and
   Secretary
-----------------------------------------------------------------------------------------------------------------------------

(1) In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $1.20, the closing price reported on December 31, 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          ------------------------------------------

         The following table sets forth certain information regarding the Company's common stock beneficially owned on March 31, 2005 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers as reported under Item 10.Executive Compensation, and directors, and (iii) all officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire ownership within sixty (60) days. At March 31, 2005, there were 17,455,434 shares of Common Stock outstanding. The address of each of the persons set forth below is 2017 High Ridge Road, Boynton Beach, Florida 33426, except as otherwise noted.

                                                                                        PERCENT OF
                                                                                       COMMON STOCK
                                                                     BENEFICIALLY      BENEFICIALLY
               NAME AND ADDRESS OR IDENTITY OF GROUP                  OWNERSHIP           OWNED
            ----------------------------------------------------------------------------------------
            Quantum Industrial Partners LDC ("QIP") (1)                4,570,000           22.5%
            Glenhill Capital Management, LP (8)                        2,251,567           11.1%
            Richard C. Ford (2)                                        1,933,985            9.5%
            Joseph V. Vittoria (5)                                     1,791,870            8.8%

            Kevin G. Kroger (3)                                          420,000            2.1%
            Alan J. Sandler (4)                                          315,992            1.6%
            Ottavio Serena (6)                                           132,500              -*
            Peter Stephaich (6)                                          130,000              -*
            Michael Castellano (7)                                        39,000              -*
                                                                       -----------------------------
            All Officers and Directors as a group (7 persons)          4,763,347           23.5%

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

(3) Mr. Kroger is President, Chief Operating Officer, and a Director. Includes options to purchase 300,000 shares of common stock at $9.25 through July 3, 2010 and options to purchase 100,000 shares at $1.70 through January 10, 2013.

(4)      Mr. Sandler serves as Vice President, Secretary and Director.

(5) Mr. Vittoria serves as Chairman of the Board of Directors. Includes options to purchase 205,000 shares of common stock at $5.88 through October 23, 2005 and three warrants to purchase 100,000 shares of common stock at $4.05 through March 28, 2007, 125,000 shares of common stock at $2.25 through March 14, 2008, and 150,000 shares of common stock at $2.00 through February 2, 2009, respectively.

(6) Mr. Stephaich and Mr. Serena serve as Directors. Includes options to purchase 10,000 and 7,500, shares of common stock, respectively, at $5.88 through October 23, 2005, 10,000 and 7,500 shares of common stock, respectively, at $2.60 through October 23, 2006, and 10,000 and 7,500 shares of common stock, respectively, at $1.06 through December 16, 2009. For Mr. Serena, also includes a warrant to purchase 100,000 shares of common stock at $1.00 through December 20, 2005.

(7) Mr. Castellano serves as a Director. Includes options to purchase 7,500 shares of common stock at $6.50 through January 24, 2006, 10,000 shares of common stock at $2.60 through October 23, 2006, 2,500 shares of common stock at $4.81 through May 16, 2006, 10,000 shares of common stock at $2.46 through October 9, 2007, and 10,000 shares of common stock at $1.06 through December 16, 2009.

(8)      Address is 598 Madison Avenue, 12th Floor, New York, NY 10022.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

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

         On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (5.25% at December 31, 2004) payable monthly and were to become due and payable on December 31, 2004, or upon a change in control of the Company or consummation of any other financing over $3 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of December 31, 2004, the Company had drawn the entire $2.5 million of the available funds.

         On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2004. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (5.25% at December 31, 2004) payable monthly and become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of December 31, 2004, the Company had drawn $3.0 million of the available funds.

         On February 2, 2004, the Company granted this same stockholder an additional 150,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant in consideration for extending the expiration dates of the March 28, 2002 and March 14, 2003 agreements and amendments thereto, from December 31, 2004 to December 31, 2005; for waiving the funding requirement mandating payback terms until such time as the Company has raised an additional $7,000,000 over the amount raised during the Company's current 2004 private placement offering, the Company is operating within sufficient cash flow parameters, as defined, or until the Company is sold; and for his involvement in equity financing in 2003 and 2004.

       In April 2005, the payback dates of the March 28, 2002 and March 14, 2003 agreements were extended from December 31, 2005 to December 31, 2006. As consideration of this extension, this shareholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant.

ITEM 13. EXHIBITS
-----------------

A)      INDEX TO EXHIBITS

Exhibits    Description of Documents
--------    ------------------------

3.1         Amended and Restated Certificate of Incorporation of T/F Purifiner,
            Inc. dated December 30, 1996(2)
3.1(a)      Certificate of Amendment to Certificate of Incorporation dated
            February 3, 1998(3)
3.2         Bylaws of T/F Purifiner, Inc.(1)
3.3         Memorandum and Articles of Association of TF Purifiner Ltd.(1)
4.1         Amendment No. 1 to Registration Rights Agreement(3)
10.1        1996 Stock Option Plan(1)
10.2        1999 Stock Option Plan(4)
10.3        2000 Non-Employee Directors' Plan(5)
10.4        2002 Audit Committee Charter(8)
10.5        2002 Supply Agreement between Puradyn Filter Technologies, Inc. and
            Honeywell Consumer Products Group(8)
10.6        2004 Agreement between Puradyn Filter Technologies, Inc. and
            Imperial Capital LLP(7)
14.1        Code of Ethics(8)
16          Letter on change in Certifying Accountant(9)
23.1        Consent of Independent Registered Public Accounting Firm(6)
31.1        Sarbanes-Oxley Act Section 302 Certification
31.2        Sarbanes-Oxley Act Section 302 Certification
32.1        Sarbanes-Oxley Act Section 906 Certification
32.2        Sarbanes-Oxley Act Section 906 Certification

------------------
(1) Incorporated by reference from the Exhibits to the company's Form 10-SB 12B Registration Statement, as amended, as filed with the Securities and Exchange Commission.

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

(4) Incorporated by reference from Form S-8, September 15, 1999, as filed with the Securities and Exchange Commission

(5) Incorporated by reference from Form 10-KSB, August 9, 2001, as filed with the Securities and Exchange Commission.

(6)      Filed herewith.

(7) Incorporated by reference from the Exhibit to the company's Form 8-K, October 29, 2004, as filed with the Securities and Exchange Commission.

(8) Incorporated by reference from Form 10-KSB, March 30, 2004, as filed with the Securities and Exchange Commission.

(9) Incorporated by reference from the Exhibit to the company's Form 8-K, November 18, 2004, as filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

         The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2004 and December 31, 2003 by DaszkalBolton and Ernst & Young respectively, the Company's principal accountants:

                                       2004           2003
                                    ---------      ----------
           Audit Fees               $  89,368      $  111,221
           Audit-Related Fees          58,962          39,384
           Tax Fees                        --              --
           All Other Fees               1,500              --

          Audit and audit-related fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financials statements included in the Company's Forms 10-QSB for the fiscal years ended December 31, 2004 and 2003. Before Ernst & Young LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company's audit committee.

         On November 15, Ernst & Young LLP was dismissed as the independent registered public accounting firm for, and audited the financial statements of, the Company. DaszkalBolton LLP, by letter dated November 16, 2004, was engaged as the independent registered public accounting firm for Puradyn. Both decisions, to dismiss Ernst & Young LLP and retain the services of DaszkalBolton LLP, were approved by the Company's audit committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Puradyn Filter Technologies Incorporated
                                                       (Registrant)


Date: April 15, 2005                    By:  /s/ Richard C. Ford
                                                 Richard C. Ford
                                                 Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 15, 2005


By:    /s/ Richard C. Ford
       Richard C. Ford
       Principal Executive Officer and Director

By:    /s/ Alan J. Sandler
       Alan J. Sandler
       Vice President, Chief Administrative Officer and Secretary

By:    /s/ Cindy Lea Gimler
       Cindy Lea Gimler
       Principal Financial and Accounting Officer

By:    /s/ Joseph V. Vittoria
       Joseph V. Vittoria
       Chairman of the Board of Directors

By:    /s/ Kevin G. Kroger
       Kevin G. Kroger, President and Chief
       Operating Officer and Director

By:    /s/ Michael Castellano
       Michael Castellano, Director

By:    /s/ Peter Stephaich
       Peter Stephaich, Director

By:    /s/ Ottavio Serena
       Ottavio Serena, Director

PAGE>

                    PURADYN FILTER TECHNOLOGIES INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         -----
Reports of Independent Registered Public Accounting Firms............    31-32

Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2004..................    33

     Consolidated Statements of Operations -
         Years ended December 31, 2004 and 2003......................    34

     Consolidated Statements of Changes in Stockholders' Deficit  -
         Years ended December 31, 2004 and 2003......................    35

     Consolidated Statements of Cash Flows -
         Years ended December 31, 2004 and 2003......................    36

     Notes to Consolidated Financial Statements......................    37

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Puradyn Filter Technologies Incorporated

         We have audited the accompanying consolidated balance sheet of Puradyn Filter Technologies Incorporated (the Company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we enganged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puradyn Filter Technologies Incorporated at December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations, its total liabilities exceed its total assets, and it has relied on cash inflows from an institutional investor and current shareholder. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       /s/ DaszkalBolton LLP

Boca Raton, Florida
March 16, 2005 except for Note 16, as to which the date is April 15, 2005

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Puradyn Filter Technologies Incorporated

         We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows of Puradyn Filter Technologies Incorporated (the Company) for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Puradyn Filter Technologies Incorporated for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

 /s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
February 24, 2004, except for the matters discussed in the last paragraph of Note 11 and the third paragraph of Note 12, as to which the date is March 12, 2004.

                    Puradyn Filter Technologies Incorporated

                           Consolidated Balance Sheet

                                December 31, 2004

Assets
Current assets:

     Cash and cash equivalents                                    $    257,210
     Accounts receivable, net of allowance for
       uncollectible accounts of $35,376                               490,650
     Inventories                                                     1,270,641
     Prepaid expenses and other current assets                         411,624
       Deferred financing costs                                        135,845
                                                                  ------------
Total current assets                                                 2,565,970

Property and equipment, net                                            547,819
Other noncurrent assets                                                 40,930
                                                                  ------------
Total assets                                                      $  3,154,719
                                                                  ============

Liabilities and stockholders' deficit Current liabilities:

     Accounts payable                                             $    220,235
     Accrued liabilities                                               502,411
     Current portion of capital lease obligation                         4,520
     Deferred revenues                                                  42,391
                                                                  ------------
Total current liabilities                                              769,557

Capital lease obligation, less current portion                          10,620

Notes Payable - stockholder                                          5,501,900

Commitments and contingencies                                               --

Stockholders' deficit:
     Preferred stock, $.001 par value:
       Authorized shares - 500,000; none issued and outstanding             --
     Common stock, $.001 par value,
       Authorized shares - 30,000,000; issued and outstanding
         - 17,452,164                                                   17,452
     Additional paid-in capital                                     35,516,248
     Notes receivable from stockholders                             (1,040,524)
     Accumulated deficit                                           (37,539,854)
     Accumulated other comprehensive loss                              (80,680)
                                                                  ------------
Total stockholders' deficit                                         (3,127,358)
                                                                  ------------
Total liabilities and stockholders' deficit                       $  3,154,719
                                                                  ============

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated

                      Consolidated Statements of Operations


                                                      Year Ended December 31
                                                        2004           2003
                                                   ----------------------------

Net sales                                          $  2,472,059    $  1,906,517

Costs and expenses:
     Cost of products sold                            2,525,981       2,282,450
     Salaries and wages                               1,661,923       1,728,358
     Selling and administrative                       1,591,100       1,667,291
                                                   ------------    ------------
                                                      5,779,004       5,678,099
                                                   ------------    ------------
Loss from operations                                 (3,306,945)     (3,771,582)

Other (expense) income:
        Interest income                                  53,560          51,344
        Interest expense                               (334,383)       (330,521)
                                                   ------------    ------------
Total other expense                                    (280,823)       (279,177)
                                                   ------------    ------------

Net loss                                           $ (3,587,768)   $ (4,050,759)
                                                   ============    ============

Basic and diluted loss per common share            $      (0.21)   $      (0.26)
                                                   ============    ============

Basic and diluted weighted average common shares
         Outstanding                                 17,278,448      15,726,140
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                                                        Additional           Notes
                                                Common Stock             Paid-in           Receivable
                                             Shares       Amount         Capital       From Stockholders

Balance at December 31, 2002                15,648,389   $15,648      $   31,488,028     $  (875,256)
Foreign currency translation adjustment             --        --                  --              --

Net loss                                            --        --                  --              --

Total comprehensive loss                            --        --                  --              --
Exercise of stock options                       43,775        44              42,622              --
Issuance of common stock in
  private placement, net                       750,000       750           1,465,500              --
Issuance of warrants to stockholder                 --        --             212,500              --
Issuance of stock options in lieu
  of Bonus                                          --        --              80,000              --
Reclassification of interest receivable
  related to notes  receivable from
  stockholders                                      --        --                  --        (117,070)
Compensation expense associated with
  warrant modification                              --        --               2,000              --
Compensation expense associated with
  outstanding variable option awards                --        --              19,057              --
                                         ---------------------------------------------------------------
Balance at December 31, 2003                16,442,164    16,442      $   33,309,707     $  (992,326)

Foreign currency translation adjustment             --        --                  --              --
Net loss                                            --        --                  --              --

Total comprehensive loss                            --        --                  --              --

Exercise of stock options                       10,000        10               9,990              --
Issuance of common stock in private
  placement, net of issuance costs           1,000,000     1,000           1,978,359              --
Issuance of warrants to stockholder                 --        --             112,500              --
Interest receivable related to notes
  receivable from stockholders                      --        --                  --         (48,198)
Compensation expense associated with
  warrant modification                              --        --             282,750              --
Compensation expense associated with
  outstanding variable option awards                --        --            (177,058)             --
                                         ---------------------------------------------------------------
Balance at December 31, 2004                17,452,164   $17,452      $   35,516,248     $ (1,040,524)
                                         ===============================================================


[RESTUB]


                                                              Accumulated
                                                                Other                Total
                                           Accumulated       Comprehensive      Stockholders'
                                             Deficit         Income (Loss)     Equity (Deficit)

Balance at December 31, 2002              $(29,901,327)           7,969           $   735,062
Foreign currency translation adjustment             --          (51,791)              (51,791)

Net loss                                    (4,050,759)              --            (4,050,759)
                                                                            --------------------
Total comprehensive loss                            --               --            (4,102,550)
Exercise of stock options                           --               --                42,666
Issuance of common stock in
  private placement, net                            --               --             1,466,250
Issuance of warrants to stockholder                 --               --               212,500
Issuance of stock options in lieu
  of Bonus                                          --               --                80,000
Reclassification of interest receivable
  related to notes  receivable from
  stockholders                                      --               --              (117,070)
Compensation expense associated with
  warrant modification                              --               --                 2,000
Compensation expense associated with
  outstanding variable option awards                --               --                19,057
                                         ------------------------------------------------------
Balance at December 31, 2003              $(33,952,086)        $(43,822)          $(1,662,085)

Foreign currency translation adjustment             --          (36,858)              (36,858)
Net loss                                    (3,587,768)              --            (3,587,768)
                                                                            -------------------
Total comprehensive loss                            --               --            (3,624,626)

Exercise of stock options                           --               --                10,000
Issuance of common stock in private
  placement, net of issuance costs                  --               --             1,979,359
Issuance of warrants to stockholder                 --               --               112,500
Interest receivable related to notes
  receivable from stockholders                      --               --               (48,198)
Compensation expense associated with
  warrant modification                              --               --               282,750
Compensation expense associated with
  outstanding variable option awards                --               --              (177,058)
                                         ------------------------------------------------------
Balance at December 31, 2004             $ (37,539,854)        $(80,680)          $(3,127,358)
                                         ======================================================

                    Puradyn Filter Technologies Incorporated

                      Consolidated Statements of Cash Flows


                                                                  YEAR ENDED DECEMBER 31
                                                                    2004          2003
                                                               ---------------------------

OPERATING ACTIVITIES
Net loss                                                       $(3,587,768)   $(4,050,759)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                 244,248        237,491
     Provision for bad debts                                         3,884         18,184
     Amortization of deferred financing costs
       included in interest expense                                158,422        173,967
     Interest receivable from shareholders' notes                  (48,198)       (48,067)
     Loss on disposal of property and equipment                         --          2,280
     Compensation expense on stock-based arrangements
       with employees and vendors                                  105,692         21,057
     Changes in operating assets and liabilities:
       Accounts receivable                                        (269,979)       151,880
       Inventories                                                 (68,141)       (39,851)
       Prepaid expenses and other current assets                  (182,718)         1,444
       Other noncurrent assets                                      66,667         95,675
       Accounts payable                                            125,095       (168,324)
       Accrued liabilities                                          (6,410)        88,176
       Deferred revenues                                             5,930        (69,535)
       Other noncurrent liabilities                                     --           (263)
                                                               -----------    -----------
Net cash used in operating activities                           (3,453,276)    (3,586,645)

INVESTING ACTIVITIES
Purchases of property and equipment                               (132,782)      (138,355)
                                                               -----------    -----------
Net cash used in investing activities                             (132,782)      (138,355)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs        1,979,359      1,500,000
Proceeds from exercise of stock options                             10,000         42,666
Proceeds from notes payable to stockholder                       2,500,000      3,000,000
Payment of notes payable to stockholder                         (2,000,000)            --
Proceeds from short term loan payable to officer                        --        100,000
Payment of short term loan payable to officer                           --       (100,000)
Payment of capital lease obligations                                (4,063)        (4,069)
                                                               -----------    -----------
Net cash provided by financing activities                        2,485,296      4,538,597
Effect of exchange rate changes on cash and cash equivalents       (36,858)       (51,791)
                                                               -----------    -----------
Net (decrease) increase in cash and cash equivalents            (1,137,620)       761,806
Cash and cash equivalents at beginning of period                 1,394,830        633,024
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $   257,210    $ 1,394,830
                                                               ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                         $   195,129    $   147,721
                                                               ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Office equipment acquired under capital lease obligation       $        --    $    19,203
                                                               ===========    ===========
Common stock options issued in lieu of officer cash bonus      $        --    $    80,000
                                                               ===========    ===========
Warrants issued for deferred financing costs                   $   112,500    $   212,500
                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated

                   Notes to Consolidated Financial Statements

                                December 31, 2004


1. SIGNIFICANT ACCOUNTING POLICIES

Organization

Puradyn Filter Technologies Incorporated (the "Company"), a Delaware corporation, is engaged in the manufacturing, distribution and sale of bypass oil filtration systems under the trademark Puradyn(R) primarily to companies with large fleets of vehicles and secondarily to original vehicle equipment manufacturer aftermarket programs. The Company holds the exclusive worldwide manufacturing and marketing rights for the Puradyn products pursuant to licenses for two patents and through direct ownership of various other patents.

Puradyn Filter Technologies, Ltd. (Ltd.), a wholly owned subsidiary in the United Kingdom, sells and distributes the Company's products in Europe, the Middle East and certain African countries. The results of the operations of Ltd. have been included in the Company's statements of operations since Ltd.'s formation on June 1, 2000.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB), issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. Small business filers will be required to adopt the provisions of SFAS No. 123R in the first interim or annual reporting period beginning after December 15, 2005. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs: an Amendment to ARB No. 43" (SFAS 151). This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight, handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. Consequently, the Company adopted the standard in 2005. The adoption of the new interpretation did not have an effect on the Company's financial position or the results of its operations.

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

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying EITF 00-21, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. It also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This pronouncement is applicable to revenue arrangements entered into beginning in 2004. The adoption of the new pronouncement did not have an effect on the Company's financial position or the results of its operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. All significant intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2004 and December 31, 2003, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2004 because of their short-term natures.

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

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $139,672 and $173,697 for the years ended December 31, 2004 and 2003, respectively. The deferred financing costs related to the $2.5 million commitment provided by the Company's stockholder, who is also a Board Member, totaled $318,000 and were initially amortized over the nine-month draw down period ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003. On March 14, 2003, the Company recorded additional deferred financing costs of $214,400 related to an additional $3.5 million commitment provided by the same stockholder, with a payback date of December 31, 2004. The $214,400 of deferred financing costs is being amortized over the payback period. In addition, the repayment period for the $2.5 million commitment was extended to December 31, 2004. Effective March 14, 2003, the Company began amortizing the then remaining deferred financing costs for the $2.5 million commitment prospectively over the extended payback period. On February 2, 2004 the payback period for both commitments were extended to December 31, 2005 (see Note 2). On April 13, 2005 the pay back period for both commitments were further extended to December 31, 2006. Accumulated amortization of deferred financing costs as of December 31, 2004 and 2003 was $490,305 and $350,633, respectively.

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

Impairment of Long-Lived Assets

Management assesses the recoverability of its long-lived assets when indicators of impairment are present. If such indicators are present, recoverability of these assets is determined by comparing the undiscounted net cash flows estimated to result from those assets over the remaining life to the assets' net carrying amounts. If the estimated undiscounted net cash flows are less than the net carrying amount, the assets would be adjusted to their fair value, based on appraisal or the present value of the undiscounted net cash flows

Product Warranty Costs

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

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2004:

            Balance as of December 31, 2003                      $  42,573
            Less: Payments made                                    (38,109)
                     Change in prior period estimate                (4,273)
                  Add: Provision for current period warranties      44,012
                                                                 ---------
                  Balance as of December 31, 2004                $  44,203
                                                                 =========

Guarantees

In August 2003 the Company made a guarantee to its wholly owned subsidiary, Puradyn Filter Technologies, Ltd., that it would provide cash for working capital on an as needed basis for a minimum period of twelve months. The guarantee was provided as assurance that they will continue as a going concern for 2003. This guarantee is excluded from the recognition and measurement provisions of FIN 45, as it relates to a wholly owned consolidated subsidiary.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions as reported in the consolidated statement of changes in stockholders' equity (deficit). Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd. Comprehensive income as of December 31, 2004 and 2003 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2004 and 2003, advertising costs incurred by the Company totaled approximately $44,000 and $106,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2004 and 2003, engineering and development costs incurred by the Company totaled approximately $65,000 and $50,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2004 and 2003 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the years ended December 31, 2004 and 2003, the Company recorded a foreign currency exchange rate gain of approximately $43,000 and $52,000, respectively, which is included in selling and administrative expenses in the accompanying consolidated statements of operations.

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

Pro forma information regarding net loss and loss per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                               Year Ended December 31
                                               2004               2003
                                       -----------------------------------
Net loss as reported                   $    (3,587,768)   $    (4,050,759)

Stock-based employee compensation
  cost (intrinsic value method)                     --                 --

Fair value method stock option expense        (602,182)        (1,156,992)
                                         -------------     --------------
Pro forma net loss                       $                 $
                                            (4,189,950)        (5,207,751)
                                         =============     ==============
Loss per common share:
  Basic and diluted loss as reported             (0.21)             (0.26)
  Basic and diluted loss pro forma               (0.24)             (0.33)
Weighted average fair value per option
   granted during the period(1)          $        1.13     $         1.63
Assumptions:
   Average risk free interest rate                3.10%              2.19%
   Average volatility factor                     1.014              1.210
   Expected dividend yield                           0%                 0%
   Expected life (in years)                       5.00               4.64

(1) A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash and cash equivalents by maintaining its cash and cash equivalents with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $100,000 are at risk. At December 31, 2004, the Company had a cash balance of $45,560 above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by three customers at December 31, 2004 whose trade receivable balances each represented approximately 29%, 21%, and 12% for a total of 62% of total accounts receivable. The loss of business from one or a combination of the Company's significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company's operations.

Basic and Diluted Loss Per Share

The Company follows SFAS No. 128, Earnings Per Share (SFAS 128), which requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 2,901,070 in 2004 and 2,763,570 in 2003. In March 2004, the Company issued 1,000,000 shares of common stock to a private placement investor (see Note 12).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

 The Company's financial statements have been prepared on the basis that it will operate as a going concern, which comtemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses each year since inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company's independent auditor DaszkalBolton to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2004 expressing substantial doubt about the Company's ability to continue as a going concern.

The Company is currently addressing the liquidity and working capital issues and is in the process of attempting to raise additional capital with institutional and private investors and current shareholders. Cost reductions have already been implemented by the Company, including acquiring alternative suppliers for raw materials, and it expects to see results from these reductions, as well as other cost reduction plans through 2005. Additionally, the Company is reviewing cost of material increases, which are expected to be passed through to its customers as price increases.

The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $3,453,000 and $3,587,000 during the years ended December 31, 2004 and 2003, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

On March 28, 2002 and March 14, 2003, respectively, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003 and an additional $3.5 million through December 31, 2003. Under the terms of the agreements, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (5.25% at December 31, 2004), payable monthly and were to become due and payable on December 31, 2003 and December 31, 2004, respectively, or upon a change in control of the Company or consummation of any other financing over $3.0 million or over $7.0 million in the aggregate. In March 2003, the payback date for the first agreement was extended to December 31, 2004.

On February 2, 2004, the stockholder amended both agreements to extend the payback dates to December 31, 2005 and to waive the funding requirement mandating payback terms until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In March 2004, the Company had repaid $2.0 million of the $5.0 million it had drawn from the available funds. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw. During the twelve months ended December 31, 2004, the Company had drawn an additional $2,000,000 of the available balance. On March 22, 2005, the original $2.5 million funding agreement was increased to $2.65 million extending draw dates through March 31, 2005.

In addition, as part of the February 2, 2004 amendment described above, the second agreement was amended to allow the Company to draw the remaining available balance through December 31, 2004. In consideration for the amendments, as well as for efforts in obtaining private placement funding, the Company granted the stockholder 150,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note12).

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

In April 2005, the payback dates of the March 28, 2002 and March 14, 2003 agreements were extended from December 31, 2005 to December 31, 2006. As consideration of this extension, this shareholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant.

The Company experienced a modest increase in cash flows from 2004 sales activity and anticipates additional increases in cash flows from 2005 sales activity; however, additional cash will still be needed to support operations. If additional capital is not raised, budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company will have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2005. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3. INVENTORIES

At December 31, 2004, inventories consisted of the following:

         Raw materials                                           $    801,306
         Finished goods                                                469,335
                                                                 -------------
                                                                 $  1,270,641
                                                                 =============

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2004, prepaid expenses and other current assets consisted of the following:

          Prepaid expenses                                          $ 135,407
          Current portion of refundable security deposit
                                                                      133,333

          Retainer for investment banker                              115,000
          Deferred costs related to deferred revenue                   27,884
                                                                    ----------
                                                                    $ 411,624
                                                                    ==========

5. PROPERTY AND EQUIPMENT

At December 31, 2004, property and equipment consisted of the following:

         Machinery and equipment                                  $ 1,171,665
         Furniture and fixtures                                        99,327
         Leasehold improvements                                       122,622
         Website development                                           72,960
         Computer hardware and software                               232,341
                                                                  ------------
                                                                    1,698,915

         Less accumulated depreciation and amortization            (1,151,096)
                                                                  ------------
                                                                  $    547,819
                                                                  ============

Depreciation and amortization expense of property and equipment for the years ended December 31, 2004 and 2003 is $244,248 and $237,491, respectively, of which approximately $156,000 and $136,000 is included in cost of products sold and approximately $88,000 and $101,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

6.  LEASES

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term noncancellable lease agreement, which contains renewal options and rent escalation clauses. A $235,000 security deposit was paid in 2002, which will be refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no Event of Default, as defined, by the Company. Of this amount, $66,667 was paid to the Company in November 2003 and January 2005, respectively. As of December 31, 2004, $133,333 is included in prepaid expenses and other current assets and the remainder is included in other noncurrent assets in the accompanying consolidated balance sheet. The total minimum lease payments over the term of the lease aggregate approximately $774,000. The terms of the lease include a period of free rent and scheduled annual rate increases. As such, rent expense is recognized on a straight-line basis over the 68-month term of the lease.

The Company leases a condominium in Ocean Ridge, Florida to provide accommodations for Company use. The lease is renewable annually and is paid in two six-month installments.

The Company's wholly owned subsidiary, Ltd., rented office space in Devon, England under a lease that extended through March 31, 2002 and was subsequently extended on a month-to-month basis. In September 2003, Ltd. moved to new office space by assuming the existing lease, which expired in August 2004 and are currently in the process of negotiating a new lease and expect the lease terms to remain similar to the current agreement. Rent expense under all operating leases for the years ended December 31, 2004 and 2003 totaled approximately $274,000 and $257,000, respectively, of which approximately $210,000 and $199,000 is included in cost of products sold and approximately $64,000 and $58,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

In December 2003, the Company entered into a capital lease obligation for the purchase of approximately $19,000 of office equipment, which is included in property and equipment, net of approximately $5,000 of accumulated amortization, in the accompanying consolidated balance sheet.

Future minimum lease commitments due for facilities and equipment leases under noncancellable capital and operating leases at December 31, 2004 are as follows:

                                                       CAPITAL       OPERATING
                                                       LEASES         LEASES
                                                       ------------------------
         2005                                          $  5,922      $  151,645
         2006                                             5,922         156,194
         2007                                             5,922         160,880
         2008                                                --          96,421
         2009 and thereafter                                 --
                                                       ------------------------
         Total minimum lease payments                    17,766      $  565,140
                                                                     ==========
         Less amount representing interest               (2,626)
                                                       --------
         Present value of minimum lease payments
              including current portion of $4,520      $ 15,140
                                                       ========

7. ACCRUED LIABILITIES

At December 31, 2004, accrued liabilities consisted of the following:

         Accrued wages and benefits                                  $  175,043
         Accrued expenses relating to vendors and others                111,275
         Deferral of straight-line rent expense                          75,977
         Reclassified accounts receivable credit balances                86,238
         Accrued warranty costs                                          44,203
         Accrued interest payable relating to shareholder notes           9,675
                                                                     ----------
                                                                     $  502,411
                                                                     ==========

8.  LONG-TERM DEBT

Notes Payable to Stockholder

On March 28, 2002 and March 14, 2003, respectively, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003 and an additional $3.5 million through December 31, 2003. Under the terms of the agreements, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (5.25% at December 31, 2004), payable monthly and were to become due and payable on December 31, 2003 and December 31, 2004, respectively, or upon a change in control of the Company or consummation of any other financing over $3.0 million or over $7.0 million in the aggregate. In March 2003, the payback date for the first agreement was extended to December 31, 2004.

On February 2, 2004, the stockholder amended both agreements to extend the payback dates to December 31, 2005 and to waive the funding requirement mandating payback terms until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In March 2004, the Company had repaid $2.0 million of the $5.0 million it had drawn from the available funds. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw. During the year ended December 31, 2004, the Company had drawn an additional $2,000,000 of the available balance. In March 2005, an additional $500,000 draw was made, leaving no available balance. On March 22, 2005 the original $2.5 million funding agreement was amended to increase the funds available to $2.65 million and in March, 2005, that draw was made, leaving no available balance.

In addition, as part of the February 2, 2004 amendment described above, the second agreement was amended to allow the Company to draw the remaining available balance through December 31, 2004. In consideration for the amendments, as well as for efforts in obtaining private placement funding, the Company granted the stockholder 150,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant (see Note 12). On February 4, 2005, the second agreement was amended again to allow the Company to draw the remaining available balance ($500,000 as of December 31, 2004) through March 31, 2005.

In April 2005, the payback dates of the March 28, 2002 and March 14, 2003 agreements were extended from December 31, 2005 to December 31, 2006. As consideration of this extension, this shareholder was granted an additional 100,000 comon stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant, for a period of five years.

During the years ended December 31, 2004 and 2003, the Company incurred interest expense of approximately $191,000 and $152,000, respectively, on its draws, which is included in interest expense in the accompanying consolidated statements of operations.

Maturities of Long-Term Obligations for Five Years and Beyond

Long-term obligations consisted of the following at December 31, 2004:

              Notes payable to shareholder - LOC #1         $ 2,501,900
              Notes payable to shareholder - LOC #2           3,000,000
              Capital lease obligation                           15,140
                                                            -----------
                                                              5,517,040
              Less: current maturities                           (4,520)
                                                            -----------
                                                            $ 5,512,520
                                                            ===========

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2004 were:

                                        2005                $     4,520
                                        2006                  5,506,928
                                        2007                      5,592
                                                            -----------
                                                            $ 5,517,040
                                                            ===========

9.  INCOME TAXES

The United States and foreign components of loss from continuing operations before income taxes are as follows for the years ended December 31:

                                                2004              2003
                                                ----              ----

         United States                     $(3,365,969)      $(3,901,744)
         Foreign                              (221,799)         (200,900)
         Intercompany elimination               50,032            51,885
                                           -----------------------------
                                           $(3,587,768)      $(4,050,759)

The significant components of the Company's net deferred tax assets are as follows for the years ended December 31:

         Deferred tax assets:                          2004             2003

           Net operating loss carryforwards        $ 11,155,010    $  9,900,413
           Depreciation and amortization                 90,904          82,118
           Accrued expenses and reserves                 70,099          74,245
           Impairment loss                               78,304          78,304
           Compensatory stock options and warrants       57,354          57,354
           Capital Loss  Carryover                       40,632          40,632
           Other                                         16,421          16,251
                                                   -----------------------------
         Total deferred tax assets                   11,508,724      10,249,317
         Valuation allowance                        (11,508,724)    (10,249,317)
                                                   -----------------------------
         Net deferred tax assets                   $         --    $         --
                                                   =============================

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $11,508,724 against its net deferred taxes is necessary as of December 31, 2004. The change in valuation allowance for the years ended December 31, 2004 and 2003 is $1,259,407 and $1,495,133 respectively.

At December 31, 2004, the Company had approximately $31,012,000 of U.S. net operating loss carryforwards remaining, which expire beginning in 2019. The Company will record the benefit of approximately $1,368,000 of the net operating loss carryforwards through additional paid-in capital if and when the net operating loss carryforwards are utilized, as such amounts relate to the unrecognized tax benefit from stock option exercises.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change has not been undertaken.

A reconciliation of the Company's income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

                                                          2004            2003
                                                        ------------------------
         Federal statutory taxes                         (34.00)%       (34.00)%
         State income taxes, net of federal tax benefit   (3.63)         (3.63)
         Nondeductible items                               0.23           0.19
         Change in valuation allowance                    37.42          38.32
         Other                                             (.02)          (.88)
                                                        ------------------------
                                                             --%           --%
                                                        ========================

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

INVESTMENT BANKING AGREEMENT

On December 18, 2003, the Company entered into a one-year agreement with an investment-banking firm in Boca Raton, Florida, to assist in raising approximately $3.0 to $5.0 million in equity capital. The Company agreed to pay a fee of 7% of any gross proceeds received by the Company as a result of this firm's services, as well as all reasonable out-of-pocket fees, expenses and costs in connection with the performance of its services under the agreement. The agreement excluded the capital raised in December 2003 and March 2004. On October 22, 2004, the agreement was mutually terminated. No equity capital was raised pursuant to this agreement.

 On October 26, 2004, the Company engaged Imperial Capital, LLC ("IC") as an exclusive financial advisor to the Company. IC will assist the Company in raising additional capital, as well as possibly pursuing a strategic partner from a mutually related field to enhance the Company's ability to develop business.

In consideration for IC's services, the Company agreed to pay a $100,000 non-refundable retainer, as well as an advance for future out-of-pocket expenses incurred by IC. Upon the consummation of a transaction, as defined by the agreement, the Company will pay a success fee of 2.5% of the principal amount of any debt or equity securities sold or the consideration received from a strategic relationship. The agreement may be terminated by either party upon 30-day written notice.

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

The Directors' Plan provides for the granting of non-qualified options to members of the Board of Directors at exercise prices not less than the quoted market price of the common stock on the date of grant and options expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service. Such options may be exercised commencing two years from the date of grant. During each of 2004 and 2003, 27,500 of options were issued to non-employee Directors.

Additional information concerning the activity in the three option plans is as follows:

                                                                2004                           2003
                                                    -----------------------------   ---------------------------
                                                                     Weighted                       Weighted
                                                                      Average                        Average
                                                                     Exercise                       Exercise
                                                       Options         Price           Options        Price
                                                    -----------------------------   ---------------------------
         Outstanding, beginning of year                2,338,570     $ 3.75            2,285,845     $ 3.87
              Granted                                    107,500       1.76              290,500       1.99
              Exercised                                  (10,000)      1.00              (43,775)       .97
              Expired                                   (110,000)      3.75             (194,000)      3.07
                                                    -----------------------------   ---------------------------
         Outstanding, end of year                      2,326,070       3.68            2,338,570       3.75
                                                    ==============                  ==============
         Exercisable, end of year                      2,041,320     $ 3.88            1,808,070     $ 3.78
                                                    ==============                  ==============
         Options available for future grant, end
              of year                                    958,755                         956,255
                                                    ==============                  ==============

Summarized information with respect to options outstanding under the three option plans at December 31, 2004 is as follows:

                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                   ------------------------------------------------    -------------------------------
                                     REMAINING
                                      AVERAGE         WEIGHTED                            WEIGHTED
   RANGE OF            NUMBER       CONTRACTUAL        AVERAGE              NUMBER        AVERAGE
 EXERCISE PRICE     OUTSTANDING    LIFE (IN YEARS)  EXERCISE PRICE       EXERCISABLE    EXERCISE PRICE
------------------------------------------------------------------------------------------------------
 $ .21  - $ 1.70       876,900          5.2          $     .89             819,400      $     .86
  1.86  -   4.50       703,795          5.4               2.60             476,545           2.66
  4.81  -   6.81       257,875          1.4               5.96             257,875           5.96
  8.50  -   9.25       487,500          3.8               9.07             487,500           9.07
                   -----------------------------------------------------------------------------------
           Totals    2,326,070          4.8          $    3.68            ,041,320       $   3.88
                   ===================================================================================

On March 9, 2004, the Company extended the expiration date of the exercise period of 270,000 fully vested stock options for a terminated employee who left the Company in August 2003. The Company's Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. The exercise price of the options ranges from $1.00 to $8.50. In accordance with FIN 44, the Company compared the options' intrinsic value on the modification date to the original intrinsic value on the date of grant. The Company recorded approximately $263,000 of compensation expense related to this modification, which was included in the consolidated statement of operations for the year ending December 31, 2004.

12. COMMON STOCK

On December 10, 2003, the Company received $1,500,000 for the issuance of 750,000 shares of common stock from a third party private placement investor. Issuance costs of $33,750 were related to this issuance. Included in this amount is $18,750 for services rendered to raise private placement funding by the individual who is both a stockholder and a Board Member, and who has provided funding to the Company since 2002.

 In February 2004, this same stockholder was granted 150,000 warrants to purchase common stock, in consideration for the amendments to extend the payback periods of the notes payable to stockholder to December 31, 2005, the extension of the remaining available draws on the second commitment letter through December 31, 2004, as well as for services related to raising private placement funding. The fair value of the warrants was estimated at $112,500 on the date of grant using a Black-Scholes option-pricing model, and was allocated between costs of the private placement investment and deferred financing costs. The Company accrued $18,750 of the fair value related to the services rendered by the stockholder in association with the private placement funds raised in December 2003 and recorded a deferred charge of $93,750 in 2004 for the amendments to the commitment agreements. (see Note 2).

On March 12, 2004, the Company received gross cash proceeds of $2,000,000 from the sale of 1,000,000 shares of common stock from its private placement offering. The funds were used to reduce the outstanding principal balance of the notes payable to stockholder. The Company then drew amounts, per the terms of the stockholder commitment letters dated March 28, 2002 and March 14, 2003, and amendments thereto, as needed, for operating and capital expenditures. The related offering costs were $35,520.

13. WARRANTS

At December 31, 2004 and 2003, 575,000 and 440,000 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and have expiration dates ranging from January 15, 2004 to March 14, 2008. Information concerning the Company's warrant activity is as follows:

                                                              2004                         2003
                                                    -------------------------    --------------------------
                                                        WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                                            EXERCISE                       EXERCISE
                                                    -------------------------    --------------------------
                                                       OPTIONS       PRICE         OPTIONS        PRICE

                                                    -------------- ----------    ------------- ------------
         Outstanding, at the beginning of year           440,000   $     2.79      369,067       $  3.16
              Granted                                    150,000         2.00      125,000          2.25
              Exercised                                       --           --           --            --
              Expired                                    (15,000)        3.50      (54,067)         4.11
                                                    -------------------------   ------------ --------------
         Outstanding, at the end of year                 575,000   $     2.56      440,000      $   2.79
                                                    =========================   ===========================


On March 28, 2002, the Company recorded a deferred charge of $318,000 for the issuance of 100,000 fully vested warrants to purchase common stock relating to a financing agreement with one of its stockholders to fund up to $2.5 million through March 31, 2003 (see Note 2). The fair value of the deferred charge was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.65%, volatility factor of the expected market price of the Company's common stock of 1.385, a dividend yield of zero, and a weighted average expected life of 3 years. The warrants have an exercise price of $4.05, which was equal to quoted market value on the date of grant. The deferred charge was initially amortized over the commitment period and subsequently revised to include the repayment period, as amended. During the years ended December 31, 2004 and 2003, the Company had amortized approximately $45,000 and $80,000 of such costs, respectively, which are included in interest expense in the accompanying consolidated statements of operations.

On March 14, 2003, the Company recorded a deferred charge of $212,500 for the issuance of 125,000 fully vested warrants to purchase common stock relating to a second financing agreement with the same stockholder to fund up to $3.5 million through December 31, 2004 (see Note 2). The fair value of the deferred charge was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.24%, volatility factor of the expected market price of the Company's common stock of 1.142, a dividend yield of zero, and a weighted average expected life of 4 years. The warrants have an exercise price of $2.25, which was equal to quoted market value on the date of grant. The deferred charge is being amortized over the repayment period of 21.5 months. During the year ended December 31, 2004, the Company had amortized approximately $94,000 of such costs, which is included in interest expense in the accompanying 2004 consolidated statement of operations.

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

On December 15, 2004, the Company extended the life of this same director's warrants by one year. The expiration date of the warrant was extended from December 2004 to December 2005. The fair value of the modified warrant was estimated at the date of grant using a Black-Scholes option pricing model and the difference in the fair value of the old award and the new award was estimated to be $20,000.

14. MAJOR CUSTOMERS

During 2004 and 2003, two and three customers together accounted for approximately 37% and 45%, respectively, of the Company's net sales. In 2004 there were two customers that individually accounted for greater than 10% of net sales, or approximately $523,000 and $397,000, while in 2003 there were three customers that individually accounted for greater than 10% of net sales, or approximately $334,000, $300,000 and $221,000. There were three customers in 2004 whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 29%, 21%, and 12% respectively, of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations.

15. GEOGRAPHIC INFORMATION

The Company has two lines of product, which it manufactures and distributes from its locations in the United States and the United Kingdom. Information with respect to sales activity and long-lived assets (consisting entirely of property and equipment) in the United States and United Kingdom is as follows:

                                                     YEAR ENDED DECEMBER 31
                                                      2004            2003
                                                   ---------------------------

       Net sales:
         United States                              $1,686,775      $1,318,180
         United Kingdom                                785,284         588,337
                                                   ---------------------------
                                                    $2,472,059      $1,906,517
                                                   ===========================

       Long-lived assets by area:
         United States                              $  495,386
         United Kingdom                                 52,433
                                                   -----------
                                                    $  547,819

                                                   ===========

16. SUBSEQUENT EVENTS

On April 14, 2005, the repayment dates of the notes payables to stockholder, dated March 28, 2002 and March 14, 2003, were extended from December 31, 2005 to December 31, 2006. As consideration of this extension, this shareholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant, for a period of five years. The fair value of the warrants was estimated at $74,000.