Form 10QSB
period 2005-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2005-05-23
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark one)

{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2005
                  ---------------------------------------------

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     (No Fee Required)

               For the transition period from ________________ to
               --------------------------------------------------
                         Commission file number 0-29192
                         ------------------------------

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                    ----------------------------------------
                 (Name of small business issuer in its charter)


                   Delaware                            14-1708544
                   --------                            ----------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

               2017 High Ridge Road, Boynton Beach, Florida    33426
               --------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)

                    Issuer's telephone number (561) 547-9499
                    ----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Puradyn Filter Technologies Incorporated was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {x} No { }

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of May 23, 2005, there were 17,455,434 shares of registrant's common stock outstanding, par value $.001.

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB


Part I.    Financial Information                                         Page


Item 1.      Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheet - March 31, 2005..... 3

                Condensed Consolidated Statements of Operations -
                Three months ended March 31, 2005 and 2004................ 4

                Condensed Consolidated Statements of Cash Flows -
                Three months ended March 31, 2005 and 2004................ 5

                Notes to Condensed Consolidated Financial Statements...... 6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations...........  14

Item 3.         Controls and Procedures.................................  20


Part II.        Other Information


Item 1.         Legal Proceedings.......................................  20

Item 2.         Changes in Securities and Use of Proceeds...............  20

Item 3.         Default Upon Senior Securities..........................  20

Item 4.         Submission of Matters to a Vote of Security Holders.....  20

Item 5.         Other Information........................................ 20

Item 6.         Exhibits and Reports on Form 8-K......................... 20


Signatures............................................................... 21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)


Assets
Current assets:
     Cash and cash equivalents                                 $    484,267
     Accounts receivable, net of allowance for uncollectible
        accounts of $32,058                                         405,425
     Inventories                                                  1,176,923
     Prepaid expenses and other current assets                      410,926
     Deferred financing costs                                       101,844
                                                               ------------
Total current assets                                              2,579,385

Property and equipment, net                                         484,739
Other noncurrent assets                                              40,930
                                                               ------------
Total assets                                                   $  3,105,055
                                                               ============

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                          $    227,488
     Accrued liabilities                                            601,856
     Current portion of capital lease obligation                      4,520
     Deferred revenue                                                55,048
                                                               ------------
Total current liabilities                                           888,912

Capital lease obligation, less current portion                        9,525
Notes Payable to stockholder                                      6,150,000
                                                               ------------
Total Liabilities                                                 7,048,437

Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued
            and outstanding                                              --
     Common stock, $.001 par value:
         Authorized shares - 30,000,000; 17,455,434 issued
            and outstanding                                          17,455
     Additional paid-in capital                                  35,522,781
     Notes receivable from stockholders                          (1,052,376)
     Accumulated deficit                                        (38,361,600)
     Accumulated other comprehensive loss                           (69,643)
                                                               ------------
Total stockholders' deficit                                      (3,943,382)
                                                               ------------
Total liabilities and stockholders' deficit                    $  3,105,055
                                                               ============

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)



                                                   Three Months Ended
                                                      March 31,
                                                 2005            2004
                                             ------------    ------------


Net sales                                    $    597,693    $    613,403

Costs and expenses:
     Cost of products sold                        624,514         629,667
     Salaries and wages                           368,517         408,985
     Selling and administrative                   359,649         394,175
    Stock-based compensation                      (34,215)        271,103
                                             ------------    ------------
                                                1,318,465       1,703,930
                                             ------------    ------------
Loss from operations                             (720,772)     (1,090,527)

Other income (expense):
        Interest income                            12,667          14,139
        Interest expense                         (113,642)        (88,016)
                                             ------------    ------------
Total other income (expense)                     (100,975)        (73,877)
                                             ------------    ------------

Net loss                                     $   (821,747)   $ (1,164,404)
                                             ============    ============

Basic and diluted loss per common share      $      (0.05)   $      (0.07)
                                             ============    ============

Weighted average common shares outstanding     17,455,434      16,753,483
                                             ============    ============

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                  2005          2004
                                                                              ---------------------------
OPERATING ACTIVITIES
Net loss                                                                      $  (821,747)   $(1,164,404)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 61,260         61,020
     Provision for bad debts                                                       (2,409)         3,487
     Amortization of deferred financing costs included in interest expense         33,961         37,788
     Interest receivable from shareholders' notes                                 (11,852)       (11,984)
     Loss on disposal of property and equipment                                        --             --
     Compensation expense on stock-based arrangements with employees and
         vendors                                                                  (34,215)       383,604
     Changes in operating assets and liabilities:
         Accounts receivable                                                       90,043        (67,876)
         Inventories                                                               93,718         89,643
         Prepaid expenses and other current assets                                 38,551        (42,807)
         Other noncurrent assets                                                       --        (93,750)
         Accounts payable                                                           6,180        145,918
         Accrued liabilities                                                       99,445         23,356
         Deferred revenues                                                         12,657            976
         Other noncurrent liabilities                                                  --             --
                                                                              ---------------------------
Net cash used in operating activities                                            (434,408)      (635,029)
INVESTING ACTIVITIES
Purchases of property and equipment                                                    --        (36,457)
                                                                              ---------------------------
Net cash used in investing activities                                                  --        (36,457)
FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs                              --      2,000,000
Proceeds from exercise of stock options                                             3,423         10,000
Proceeds from notes payable to stockholder                                        648,100             --
Payment of notes payable to stockholder                                                --     (2,000,000)
Proceeds from short term loan payable to officer                                       --             --
Payment of short term loan payable to officer                                          --             --
Payment of capital lease obligations                                               (1,095)          (976)
                                                                              ---------------------------
Net cash provided by financing activities                                         650,428          9,024
Effect of exchange rate changes on cash and cash equivalents                       11,037         (7,839)
                                                                              ---------------------------
Net (decrease)  increase in cash and cash equivalents                             227,057       (670,301)
Cash and cash equivalents at beginning of period                                  257,210      1,394,830
                                                                              ---------------------------
Cash and cash equivalents at end of period                                    $   484,267    $   724,529
                                                                              ===========================
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                        $    49,852    $    51,264
                                                                              ===========================
NONCASH INVESTING AND FINANCING ACTIVITIES:
Office equipment acquired under capital lease obligation                      $        --    $        --
                                                                              ===========================
Common stock options issued in lieu of officer cash bonus                     $        --    $        --
                                                                              ===========================
Warrants issued for deferred financing costs                                  $        --    $   112,500
                                                                              ===========================

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)


1. BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2005.

For further information, refer to Puradyn Filter Technologies Incorporated's (the Company) consolidated financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2004.

Going Concern

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

Additionally, the Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company is in the process of aggressively seeking to raise capital and is exploring financing availability and options with investment bankers, funds, private sources, members of management and existing stockholders. The Company has implemented further measures to preserve its ability to operate, including organizational structural changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangement. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 2,816,070 and 2,908,570 for the three months ended March 31, 2005 and 2004, respectively.

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

Inventories consisted of the following at March 31, 2005:


           Raw materials                $   755,389
           Finished goods
                                            421,534
                                        -----------
                                        $ 1,176,923
                                        ===========

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $33,960 and $37,788 for the three-months ended March 31, 2005 and 2004, respectively. The deferred financing costs related to the $2.5 million commitment provided by the Company's stockholder, who is also a Board Member, totaled $318,000 and were initially amortized over the nine-month draw down period ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003. On March 14, 2003, the Company recorded additional deferred financing costs of $214,400 related to an additional $3.5 million commitment provided by the same stockholder, with a payback date of December 31, 2004. The $214,400 of deferred financing costs is being amortized over the payback period. In addition, the repayment period for the $2.5 million commitment was extended to December 31, 2004. Effective March 14, 2003, the Company began amortizing the remaining balance of deferred financing costs for the $2.5 million commitment prospectively over the extended payback period. On February 2, 2004 the payback period for both the $2.5 and $3.5 million commitments was extended to December 31, 2005 (see Note 2), resulting in the addition of approximately $94,000 of related deferred financing costs. Effective February 2, 2004, the Company began amortizing the remaining balance of deferred financing costs for both the $2.5 and $3.5 million commitments prospectively over the extended payback period. On April 14, 2005 the payback period for both commitments were extended from December 31, 2005 to December 31, 2006, resulting in the addition of approximately $74,000 of related deferred financing costs. Accumulated amortization of deferred financing costs as of March 31, 2005 and 2004, was $524,266 and $388,421, respectively.

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

Pro forma information regarding net loss and loss per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                               Three Months Ended
                                                    March 31,
                                             2005             2004
                                         -------------------------------
Net loss as reported
                                         $   (821,747)    $   (1,164,404)
Stock-based employee compensation cost
     (intrinsic value method)                      --                 --

Fair value method stock option expense        126,080           (358,415)
                                         -------------------------------
Pro forma net loss                       $   (695,667     $   (1,522,819)
                                         ===============================
Loss per common share:
  Basic and diluted loss as reported     $      (0.05)    $        (0.07)
  Basic and diluted loss pro forma       $      (0.04)    $        (0.09)

Weighted average fair value per option
   granted during the period1            $        .59     $         1.86

Assumptions:

     Average Risk Free Interest Rate             3.74%              3.08%
     Average Volatility Factor                   .733              1.078
     Expected Dividend Yield                        0%                 0%
     Expected Life (in years)                       5                  5

------------
1A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company's warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate.
The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2005:

            Balance as of December 31, 2004                   $  44,203
            Less: Payments made                                  (7,143)
                      Change in prior period estimate               428
            Add: Provision for current period warranties          9,519
                                                              ----------
            Balance as of March 31, 2005                      $  47,007
                                                              ==========

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd. Comprehensive loss as of March 31, 2005 and 2004 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three-months ended March 31, 2005 and 2004:

                                                       Three Months Ended
                                                            March 31,
                                                     2005              2004
                                                  -----------------------------

Net loss                                          $(821,747)        (1,164,404)

Other comprehensive loss:
   Foreign currency translation adjustment         (11,037)             (7,839)
                                                  -----------------------------

Comprehensive loss                                $(832,784)        (1,172,243)
                                              =================================


2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $434,000 and $635,000 during the three-months ended March 31, 2005 and 2004, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company's independent registered public accounting firm, DaszkalBolton to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2004 expressing substantial doubt about the Company's ability to continue as a going concern.

Additionally, the Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company is in the process of aggressively seeking to raise capital and is exploring financing availability and options with investment bankers, funds, private sources, members of management and existing shareholders. The Company has implemented further measures to preserve its ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangement. There can be no assurance that the Company will be able to raise additional capital needed or reduce the level of expenditure in order to sustain operations.

On March 28, 2002 and March 14, 2003, respectively, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003 and an additional $3.5 million through December 31, 2003. Under the terms of the agreements, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (5.75% at March 31, 2005), payable monthly and were to become due and payable on December 31, 2003 and December 31, 2004, respectively, or upon a change in control of the Company or consummation of any other financing over $3.0 million or over $7.0 million in the aggregate. In March 2003, the payback date for the first agreement was extended to December 31, 2004.

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


4. STOCK OPTIONS

During the three-months ended March 31, 2005 and 2004, employees of the Company exercised 3,270 and 10,000, respectively, of common stock options. The Company received $2,936 and $10,000, respectively, in cash proceeds in exchange for the shares issued.

During the three-month periods ended March 31, 2005 and March 31, 2004, the Company recognized compensation income and expense (under the intrinsic value method) of approximately $42,000 and $8,000, respectively, relating to outstanding variable option awards. At March 31, 2005, approximately 212,000 awards subject to variable accounting remained outstanding with an average exercise price of $0.47.

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

On March 11, 2005, the Company granted a total of 80,000 non-qualified options to two consultants for services rendered. The total value of the options is $45,600, of which $7,785 was expensed and $37,815 was capitalized as of March 31, 2005.

5. NOTES PAYABLE TO STOCKHOLDER

As of March 31, 2005, the Company had drawn an aggregate of approximately $6.150 million from the two available lines-of-credit, which are provided by a stockholder, who is also a Board Member, of the Company (see Notes 2 and 3). Amounts drawn bear interest at the prime rate (5.75% as of March 31, 2005) payable monthly and will become due and payable on December 31, 2006; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In March 2004, the Company repaid $2.0 million of the outstanding balance, using the funds received from the private placement, which expired in April 2004, leaving an outstanding balance of approximately $3.0 million as of March 31, 2004. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw. During the year ended December 31, 2004, the Company had drawn an additional $2.0 million of the available balance. During the period ended March 31, 2005, the Company had drawn an additional $648,100 of available balance, leaving no available balance. On March 22, 2005, the original $2.5 million funding agreement was amended to increase the funds available to $2.65 million and in March 2005, that draw was made, leaving no available balance.

For the three-months ended March 31, 2005 and 2004, the Company recorded approximately $79,101 and $49,500, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6. COMMITMENTS AND CONTINGENCIES

INVESTMENT BANKING AGREEMENTS

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

The Company has also engaged the services of two additional investment banking firms for assistance in obtaining additional financing. Fees for both of these firms are performance-based and do not require any retainers or fees in advance.

7. SUBSEQUENT EVENTS

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

On April 28, 2005, the Company received a notice from the Staff of the American Stock Exchange (AMEX) indicating that the Company is below certain of the Exchange's continued listing standards. Specifically, as set forth in Sections 1003(a)(i) and (ii) of the AMEX Company Guide, the Company has sustained losses from continuing operations and/or net losses in two out of its three most recent fiscal years with stockholders' equity of less than $2 million, and losses from continuing operations and/or net losses in three out of its four most recent fiscal years with stockholders' equity of less than $4 million.

The Company has been given the opportunity to submit a plan to the AMEX outlining actions it has taken, or will take, over the next 18 months that will bring it into compliance with continued listing standards. The Company intends to submit a compliance plan to AMEX by May 31, 2005 and the Company's Common Stock continues to trade on AMEX.

If AMEX accepts the plan, the Company may be able to continue its listing during the plan period of up to 18 months, during which time the Company will be subject to periodic review to determine whether it is making progress consistent with the plan. If the plan is not accepted by AMEX, or if accepted but the Company is not in compliance with continued listing standards at the end of the 18-month period or has not made progress consistent with the plan, the AMEX may still elect to initiate delisting proceedings with regard to the Company's Common Stock.

On April 21, 2005, the company entered into an agreement with Biscayne Capital Markets, Inc ("BCMI") an investment banking firm, to provide assistance in obtaining financing. The company agreed to pay a fee of 7% of gross proceeds received by the Company as a result of services performed under the agreement. Fees paid in consideration of services rendered are based upon performance and there is no obligation to pay any fees unless financing is closed.

On April 28, 2005, the Company entered into a one-year non-exclusive agreement with CapitalLink, L.C., an investment banking firm, to assist in additional financing. The company agreed to pay a fee of 7% of gross proceeds received by the Company as a result of services performed under the contract, as well as reimbursement of pre-approved out of pocket expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

Going Concern

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

Additionally, the Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company is in the process of aggressively seeking to raise capital and is exploring financing availability and options with investment bankers, funds, private sources, members of management and existing stockholders. The Company has implemented further measures to preserve its ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

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

Through industry data research, we have been able to identify the potential applications where management believes market penetration is most accessible. Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $13 billion potential industry. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

         o A competitively priced, value-added product offering a unique selling concept based on an advanced, patented technology
         o An alternative solution to the rising costs and increasing dependence on foreign oil
         o Providing an operational maintenance solution to end users in conjunction with existing and reasonable foreseeable federal environmental applications

In 2001, the Company redirected the focus of its sales strategy from individual sales and distribution efforts to the development of a strong nationwide distribution network that will not only sell but also install and service our product.

Additionally, we began to refocus our sales and marketing efforts to target areas and issues specific to the bypass oil filtration industry. These efforts include identifying customer needs and educating the customer on the total values of our system concerning oil maintenance costs and procedures, specifically, that oil does not need to be changed on a regular basis and the drain interval is safely extended, provided that oil analysis verifies the oil is clean.

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

         o Creating customer 'pull-through', a sustained level of request for our product on the OEM level

         o Closely monitoring customer evaluations to ensure the salient aspects of our system are addressed on a timely basis

         o Converting customer evaluations into sales, both immediate and long term

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

         o        2001 approved by one of the largest private fleets in the U.S.
                  to install PURADYN on their new equipment, a program still currently ongoing.
         o        2002 approval and purchase of the PURADYN system by a major international OEM of medium-sized power generators.
         o        2003 selection as a Strategic Supplier for one of the larger equipment rental companies in North America. Although the system is fully supported at the customer's corporate level, the program is expected to take some time to gain momentum as all branches become familiar enough with the benefits of the PURADYN system to begin purchasing.
         o 2004 ongoing test results released by the US Department of Energy (DOE) estimating an 80% savings in oil using bypass oil filtration. Our system was used in this ongoing test evaluating the benefits and cost savings of the technology.
         o 2004 announcement that Miami-Dade County, Florida has again specified the PURADYN system on new equipment purchases.
         o 2004 announcement of combined international expansion with the introduction of two potential distributors in the bus and construction markets in China.

We believe that the renewed interest shown in the technology of bypass oil filtration as an economic alternative to rising oil prices, dependence upon foreign oil, with the added benefit of being environmentally beneficial, will timely and favorable position the Company as a manufacturer of this type of product. We also believe that industry acceptance resulting in sales will continue to grow in 2005; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management's expectations or result in actual revenues.

The Company's sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the customer to test and evaluate the PURADYN system on its fleet vehicles. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment applications downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long. Management believes that this evaluation period will continue to be shortened as our products gain wider acceptance, support and usage from well-known customers and OEMs. In 2003, the Company conducted record number of 80 evaluations, of which approximately 65 continued through 2004 and are still ongoing.

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

International sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the PURADYN system represents. In first quarter 2005, total international sales accounted for 40.2% of the Company's consolidated net sales.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE-MONTHS ENDED MARCH 31, 2004

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended March 31, 2005 to the three-months ended March 31, 2004:


      (In thousands)             Three Months Ended March 31,
                               ------------------------------
                                 2005       2004       Change
                               ------------------------------

Net sales                      $   598    $   613        (15)
                               -----------------------------


Costs and expenses:
  Cost of products sold            625        630         (5)
  Salaries and wages               369        409        (40)
  Selling and administrative       360        394        (34)
  Stock-based compensation         (34)       271       (305)
                               -----------------------------
Total costs and expenses         1,318      1,704       (386)
                               -----------------------------

Other (expense) income:
   Interest income                  13         14          1
   Interest expense               (114)       (88)        26
                               -----------------------------
Total other (expense) income
                                  (101)       (74)        27
                               -----------------------------


Net loss                          (822)    (1,165)      (343)
                               =============================

NET SALES

Net sales decreased by approximately 3% from approximately $613,000 in 2004 to approximately $598,000 in 2005.

Sales to three customers accounted for approximately 30%, 17% and 11% of the consolidated net sales for the three-months ended March 31, 2005. For the three-months ended March 31, 2004, sales to three customers accounted for approximately 27%, 17% and 11% of the consolidated net sales. The UK subsidiary's sales increased by approximately 7% for the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004.

COST OF PRODUCTS SOLD

Cost of products sold decreased by approximately 1% from approximately $630,000 in 2004 to approximately $625,000 in 2004. The decrease is primarily due to the 3% decrease in net sales. Based on current sales volumes, the Company is unable to fully utilize its production capacity. Because of this, the decrease in cost of products sold is not proportionate to the decrease in sales.

SALARIES AND WAGES

Salaries and wages decreased approximately $40,000, or 10%. This decrease is the result of a net reduction of three employees, representing approximately a $38,000 decrease.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $35,000, or 9%, due primarily to a reduction in audit fees by $23,000. Selling and marketing expenses decrease and travel, entertainment and lodging expenses decreased by approximately $9,000 and $8,000 respectively.

STOCK-BASED COMPENSATION

The Company recorded stock based compensation income and expense of approximately $34,000 and $271,000 for the three-months ended March 31, 2005 and 2004, respectively, related to certain variable equity awards and other stock based compensation. Approximately $269,000 of the decrease is due to the extension in March 2004 of the expiration date of the exercise period of 270,000 fully vested stock options for a terminated employee who left the Company in August 2003. The Company's Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. The exercise price of the options ranges from $1.00 to $8.50. In accordance with FIN 44, the Company compared the options' intrinsic value on the modification date to the original intrinsic value on the date of grant and recorded the corresponding charge to compensation expense. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of the Company's common stock, the Company cannot predict the impact of stock-based compensation expense on operations in the future. Approximately $40,000 of the decrease in stock-based compensation expense was attributed to the decrease in the stock price from $1.20 at December 31, 2004 to $.99 at March 31, 2005.

INTEREST EXPENSE

Interest expense increased by approximately $25,000 as a result of an increase in the outstanding balance of the stockholder notes payable. The Company pays interest monthly on the notes payable to stockholder at the prime rate, which was 5.75% as of March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had cash and cash equivalents of approximately $484,000. For the three-month period ended March 31, 2005, net cash used in operating activities was approximately $434,400 which primarily resulted from the net loss of approximately $822,000. There was no cash used in investing activities for the purchase of property and equipment. Net cash provided by financing activities was approximately $650,000 for the period, due to proceeds received from a shareholder loan and the exercise of employee stock options.

The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (5.75% at March 31, 2004) payable monthly and were to become due and payable on December 31, 2003, or upon a change in control of the Company or consummation of any other financing over $3.0 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of December 31, 2004, the Company had drawn the entire $2.5 million of the available funds.

On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (5.750% at March 31, 2004) payable monthly and become due and payable on December 31, 2004, or upon a change in control of the Company or consummation of any other financing over $7.0 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of March 31, 2004, the Company had drawn $2.5 million of the available funds and repaid $2.0 million of the loan. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw.

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

At March 31, 2005, the Company had working capital of approximately $1.7 million and its current ratio (current assets to current liabilities) was 2.90 to 1. The Company anticipates increased cash flows from 2004 sales activity; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder and the current private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through January 1, 2006. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2005.

The Company's wholly owned subsidiary, Ltd., moved to new office space in September 2003 by assuming the existing lease, which expired in August 2004. The Company is in the process of negotiating of a new lease.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Puradyn Filter Technologies Incorporated's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of March 31, 2005, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2005.


                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
           None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           On April 14, 2005, in consideration for the amendments of the two binding funding agreements with a stockholder, who is also a Board member, the Company granted the stockholder 100,000 fully vested common stock purchase warrants. The warrants have an exercise price of $0.95, which was equal to quoted market value on the date of grant.
          On March 11, 2005, the Company granted a total of 80,000 non-qualified options to two consultants for services rendered. The total value of the options is $45,600, of which $7,785 was expensed and $37,815 was capitalized as of March 31, 2005.
          The issuance of these securities was exempt from section 4(2) of the Securities and Exchange Act

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

99.1    Class A Warrants to Purchase Common Stock

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, Puradyn Filter Technologies Incorporated caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PURADYN FILTER TECHNOLOGIES INCORPORATED
(Registrant)

By /s/ Cindy Lea Gimler                        Date:  May 23, 2005
-----------------------------------------
Cindy Lea Gimler, Chief Financial Officer




By /s/ Richard C. Ford                    Date:  May 23, 2005
----------------------------------------
Richard C. Ford, Chief Executive Officer