Form 10QSB
period 2005-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2005-08-15
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark one)

{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2005

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

               2017 High Ridge Road, Boynton Beach, Florida 33426
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (561) 547-9499


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Puradyn Filter Technologies Incorporated was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { x } No { }

         Transitional Small Business Disclosure Format: Yes { } No { x }


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of August 15, 2005, there were 22,275,432 shares of registrant's common stock outstanding, par value $.001.

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB


                                                                                            Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet - June 30, 2005 ..............................    3

        Condensed Consolidated Statements of Operations - Three months and six months ended
        June 30, 2005 and 2004 ............................................................    4

        Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2005
        and 2004 ..........................................................................    5

        Condensed Consolidated Statement of Stockholders Equity............................    6

        Notes to Condensed Consolidated Financial Statements ..............................    7

Item 2. Management's Discussion and Analysis or Plan of Operation .........................   15

Item 3. Controls and Procedures ...........................................................   22


Part II. Other Information


Item 1. Legal Proceedings .................................................................   23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .......................   23

Item 3. Default Upon Senior Securities ....................................................   23

Item 4. Submission of Matters to a Vote of Security Holders ...............................   23

Item 5. Other Information .................................................................   23

Item 6. Exhibits ..........................................................................   23

Signatures ................................................................................   24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)


Assets
Current assets:
     Cash and cash equivalents                                          305,762
     Accounts receivable, net of allowance for
       uncollectible accounts of $41,593                                327,114
     Inventories                                                      1,141,399
     Prepaid expenses and other current assets                          361,785
                                                                    -----------
Total current assets                                                  2,136,060

Property and equipment, net                                             432,762
Deferred financing costs, net                                           134,472
Other noncurrent assets                                                  40,930
                                                                    -----------
Total assets                                                          2,744,224
                                                                    ===========

Liabilities and stockholders' deficit Current liabilities:
     Accounts payable                                                   263,696
     Accrued liabilities                                                588,753
     Current portion of capital lease obligation                          4,520
     Deferred revenue                                                    62,598
                                                                    -----------
Total current liabilities                                               919,567

Capital lease obligation, less current portion                            8,401
Notes payable to stockholder                                          5,316,000

Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and
           outstanding
     Common stock, $.001 par value:
         Authorized shares - 30,000,000; 22,275,432 issued
           and outstanding                                               22,275
     Additional paid-in capital                                      36,987,161
     Notes receivable from stockholders                              (1,394,360)
     Accumulated deficit                                            (39,084,792)
     Accumulated other comprehensive loss                               (30,028)
                                                                    -----------
Total stockholders' deficit                                          (3,499,744)
                                                                    -----------
Total liabilities and stockholders' deficit                           2,744,224
                                                                    ===========



See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
        For the Three Months and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                          Three Months Ended               Six Months Ended
                                              June 30,                         June 30,
                                        2005            2004            2005            2004
                                    ------------    ------------    ------------    ------------

Net sales                                639,090    $    627,320       1,236,783    $  1,240,724

Costs and expenses:
     Cost of products sold               632,640         645,586       1,257,155       1,275,252
     Salaries and wages                  339,382         403,283         707,899         812,269
     Selling and administrative          325,184         380,020         684,833         774,195
     Stock based compensation            (34,263)        (33,881)        (68,478)        237,222
                                    ------------    ------------    ------------    ------------
                                       1,262,943       1,395,008       2,581,409       3,098,938
                                    ------------    ------------    ------------    ------------
Loss from operations                    (623,853)       (767,688)     (1,344,626)     (1,858,214)

Other income (expense):
     Interest income                      13,098          12,995          25,765          27,134
     Interest expense                   (112,436)        (67,618)       (226,078)       (155,635)
                                    ------------    ------------    ------------    ------------
Total other expense, net                 (99,338)        (54,623)       (200,313)       (128,501)
                                    ------------    ------------    ------------    ------------

Net loss                                (723,191)   $   (822,311)     (1,544,939)   $ (1,986,715)
                                    ============    ============    ============    ============

Basic and diluted loss per common
  share                                     (.04)   $      (0.05)           (.08)   $      (0.12)
                                    ============    ============    ============    ============

Weighted average common shares
  outstanding                         18,991,477      17,452,164      18,227,542      17,102,823
                                    ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                     Six Months Ended
                                                                   2005           2004
                                                               -----------    -----------
OPERATING ACTIVITIES
Net loss                                                       $(1,544,939)   $(1,986,715)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                 125,731        120,995
     Provision for bad debts                                         6,217          1,876
     Amortization of deferred financing costs
       included in interest expense                                 56,373         71,749
     Interest receivable from stockholders' notes                  (23,836)       (23,967)
     Compensation expense on stock-based arrangements
       with employees and vendors                                 (110,000)       237,222
     Compensation expense on option-based arrangements
       with consultants                                             45,600          1,876
     Changes in operating assets and liabilities:
         Accounts receivable                                       157,319       (134,497)
         Inventories                                               129,242        (50,833)
         Prepaid expenses and other current assets                  49,839        (95,874)
         Other noncurrent assets                                      --           18,750
         Accounts payable                                           43,461        214,474
         Accrued liabilities                                        86,342         18,276
         Deferred revenues                                          20,208          9,842
                                                               -----------    -----------
Net cash used in operating activities                             (958,443)    (1,598,703)
INVESTING ACTIVITIES
Purchases of property and equipment                                (10,674)       (60,319)
                                                               -----------    -----------
Net cash used in investing activities                              (10,674)       (60,319)
FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs        1,152,200      1,964,480
Proceeds from exercise of stock options                              2,936         10,000
Proceeds from notes payable to stockholder                         648,100        500,000
Payment of notes payable to stockholder                           (834,000)    (2,000,000)
Subscription receivable from issuance of common stock             (330,000)          --
Payment of short term loan payable to officer                         --             --
Payment of capital lease obligations                                (2,219)        (1,977)
                                                               -----------    -----------
Net cash provided by financing activities                          967,017        472,503
Effect of exchange rate changes on cash and cash equivalents        50,652         (4,006)
                                                               -----------    -----------
Net (decrease)  increase in cash and cash equivalents               48,552     (1,190,525)
Cash and cash equivalents at beginning of period                   257,210      1,394,830
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $   305,762    $   204,305
                                                               ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                         $   160,148    $    87,087
                                                               -----------    -----------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to stockholders' for stockholder notes     $   330,000           --
Warrants issued for deferred financing costs                   $    55,000    $   112,500
                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                                                        Notes                        Accumulated
                                Common Stock          Additional      Receivable                        Other           Total
                         -------------------------      Paid-in         From         Accumulated     Comprehensive   Stockholders'
                           Shares        Amount         Capital      Stockholders      Deficit       Income (Loss)  Equity (Deficit)
                         ----------   ------------   ------------    -------------   ------------    -------------  ----------------
Balance at
  December 31, 2004      17,452,164   $     17,452   $ 35,516,248    $ (1,040,524)   $(37,539,853)   $    (80,680)   $ (3,127,357)
Foreign currency
  translation
  adjustment                     --             --             --              --              --          50,652          50,652
Net loss                         --             --             --              --      (1,544,939)             --      (1,544,939)
                                                                                                                     ------------
Total comprehensive
  loss                           --             --             --              --              --              --      (4,621,644)
Exercise of
  stock options               3,270              3          2,933              --              --              --           2,936
Issuance of
  common stock
  in private
  placement, net          4,819,998          4,820      1,477,380        (330,000)             --              --       1,152,200
Warrants issued
  to nonemployee
  directors                      --             --         55,000              --              --              --          55,000
Stock options
  issued to
  consultants                    --             --         45,600              --              --              --          45,600
Interest receivable
  related to notes
  receivable from
  stockholders                   --             --             --         (23,836)             --              --         (23,836)
Compensation expense
  associated with
  outstanding
  variable
  option awards                  --             --       (110,000)             --              --              --        (110,000)
                         ----------   ------------   ------------    ------------    ------------    ------------    ------------
Balance at
  December 31, 2004      22,275,432   $     22,275   $ 36,987,161    $ (1,394,360)   $(39,084,792)   $    (30,028)   $ (3,499,744)
                         ==========   ============   ============    ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2005.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company's independent registered accounting firm DaszkalBolton to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2004 expressing substantial doubt about the Company's ability to continue as a going concern.

Additionally, the Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company was successful in raising $1.48 million in capital in June and July 2005. As the Company performance improves, it will continue to seek additional capital and is exploring financing availability and options with investment bankers, funds, private sources, members of management and existing stockholders. The Company has implemented further measures to preserve its ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

BASIC AND DILUTED LOSS PER SHARE

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 3,402,070 for the three-month and six-month periods ended June 30, 2005 and 2,933,570 for the three-month and six-month periods ended June 30, 2004, respectively.

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

Inventories consisted of the following at June 30, 2005:


           Raw materials                                              685,882
           Finished goods                                             455,517
                                                                    ----------
                                                                    1,141,399
                                                                    ==========

DEFERRED FINANCING COSTS

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled approximately $22,000 and $34,000 for the three-months ended June 30, 2005 and 2004, respectively, and approximately $56,000 and $72,000 for the six-months ended June 30, 2005 and 2004, respectively. The deferred financing costs related to the $2.5 million commitment provided by the Company's stockholder, who is also a Board Member, totaled $318,000 and were initially amortized over the nine-month draw down period ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003. On March 14, 2003, the Company recorded additional deferred financing costs of $214,400 related to an additional $3.5 million commitment provided by the same stockholder, with a payback date of December 31, 2004. The deferred financing costs of $214,400 were amortized over the payback period. In addition, the repayment period for the $2.5 million commitment was extended to December 31, 2004. Effective March 14, 2003, the Company began amortizing the remaining balance of deferred financing costs for the $2.5 million commitment prospectively over the extended payback period. On February 2, 2004, the payback period for both the $2.5 and $3.5 million commitments was extended to December 31, 2005 (see Note 2), resulting in the addition of approximately $94,000 of related deferred financing costs. Effective February 2, 2004, the Company began amortizing the remaining balance of deferred financing costs for both the $2.5 and $3.5 million commitments prospectively over the extended payback period. On April 14, 2005, the payback period for both the $2.5 and $3.5 million commitments were extended to December 31, 2006 (see Note 2), resulting in the addition of approximately $55,000 of related deferred financing costs. Effective April 2005, the Company began amortizing the remaining balance of deferred financing costs prospectively over the extended payback period. Accumulated amortization of deferred financing costs as of June 30, 2005 was approximately $547,000.

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

Pro forma information regarding net loss and loss per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                           Three Months Ended June 30,         Six Months Ended June 30,
                                             2005               2004             2005            2004
                                         ------------     --------------     -----------     -----------
Net loss as reported                         (723,191)    $     (822,311)     (1,544,939)    $(1,986,715)
Stock-based employee compensation cost
  (intrinsic value method)                                                          --              --
Fair value method stock option expense         12,299           (266,508)        139,630        (624,922)
                                         ------------     --------------     -----------     -----------
Pro forma net loss                           (710,892)    $   (1,088,819)     (1,405,309)    $(2,611,637)
                                         ============     ==============     ===========     ===========

Loss per common share:
  Basic and diluted loss as reported     $      (0.04)    $        (0.05)    $     (0.09)    $     (0.12)
  Basic and diluted loss pro forma       $      (0.04)    $        (0.06)    $     (0.08)    $     (0.15)

Weighted average fair value per option
granted during the period(1)             $        .50                        $       .57

Assumptions
  Average Risk Free Interest Rate                4.02%              2.93%           3.82%           3.03%
  Average Volatility Factor                      .658              1.025            .712           1.060
  Expected Dividend Yield                           0%                 0%              0%              0%
  Expected Life (in years)                          5                  5               5               5

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

The following table shows the changes in the aggregate product warranty liability for the six-months ended June 30, 2005:

         Balance as of December 31, 2004                $ 44,203
         Less: Payments made                              (7,429)
               Change in prior period estimate               820
         Add: Provision for current period warranties     18,304
                                                        --------
         Balance as of June 30, 2005                    $ 55,898
                                                        ========

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (Ltd). Comprehensive loss as of June 30, 2005 and 2004 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and six-months ended June 30, 2005 and 2004:

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30,                       JUNE 30,
                                                 2005           2004           2005           2004
                                             -----------    -----------    -----------    -----------

Net loss                                        (723,191)   $  (822,311)    (1,544,939)   $(1,986,715)
                                             -----------    -----------    -----------    -----------

Other comprehensive income (loss):
   Foreign currency translation adjustment        39,615          3,833         50,652         (4,006)
                                             -----------    -----------    -----------    -----------
Total other comprehensive income (loss)           39,615          3,833         50,652         (4,006)
                                             -----------    -----------    -----------    -----------

Comprehensive loss                              (683,576)   $  (818,478)    (1,494,287)   $(1,990,721)
                                             ===========    ===========    ===========    ===========

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $958,000 and $1,599,000 during the six-months ended June 30, 2005 and 2004, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

Additionally, the Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company was successful in raising $1.48 million in capital in June 2005. As the Company performance improves, it will continue to seek additional capital and explore financing availability and options with investment bankers, funds, private sources, members of management and existing shareholders. The Company has implemented further measures to preserve its ability to operate, including organizational changes, deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangement. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

On March 28, 2002 and March 14, 2003, respectively, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003 and an additional $3.5 million through December 31, 2003. Under the terms of the agreements, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (6.00% at June 30, 2005), payable monthly and were to become due and payable on December 31, 2003 and December 31, 2004, respectively, or upon a change in control of the Company or consummation of any other financing over $3.0 million or over $7.0 million in the aggregate. In March 2003, the payback date for the first agreement was extended to December 31, 2004.

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

In April 2005, the payback dates of the March 28, 2002 and March 14, 2003 agreements were extended from December 31, 2005 to December 31, 2006. As consideration of this extension, this stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant, for a period of five years.

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

3.   COMMON STOCK

During June and July 2005, the Company received gross cash proceeds of $1.48 million from the sale of 4,819,998 shares of common stock from a private placement offering. The funds will be used for corporate purposes and to reduce the outstanding principle balance of the notes payable to stockholder. Additionally, warrants in the amount of 400,000 and 80,000 were offered to two separate participants in the private placement at a price of $0.80 per each share of common stock with an exercise date of June 17, 2006, and an expiration date of June 17, 2008.

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

4.   STOCK OPTIONS

During the six-months ended June 30, 2005 and 2004, employees of the Company exercised 3,270 and 10,000, respectively, of common stock options. The Company received $2,936 and $10,000, respectively, in cash proceeds in exchange for the shares issued.

During the three-month and six month periods ended June 30, 2005, the Company recognized a credit to operations of approximately $78,000 and $120,000, respectively, (under the intrinsic value method), relating to outstanding variable option awards, which is included in stock based compensation expense for the three-month and six-month periods ended June 30, 2005. During the three-month and six-month periods ended June 30, 2004, the Company recognized approximately $34,000 and $26,000, respectively, of compensation expense relating to variable option awards, which is included stock based compensation expense. At June 30, 2005, approximately 212,000 awards subject to variable accounting remained outstanding with an average exercise price of $0.47.

On March 9, 2004, the Company extended the expiration date of the exercise period of 270,000 fully vested stock options for a terminated employee who left the Company in August 2003. The Company's Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. The exercise price of the options ranges from $1.00 to $8.50. In accordance with FIN 44, the Company compared the options' intrinsic value on the modification date to the original intrinsic value on the date of grant. The Company recorded approximately $263,000 of compensation expense related to this modification, which is included in the accompanying condensed consolidated statement of operations for the six-month period ended June 30, 2004.

On March 11, 2005, the Company granted a total of 80,000 non-qualified options to two consultants for services rendered. The total value of the options is $45,600, of which $41,522 was expensed and $4,078 was capitalized as of June 30, 2005.

5.   NOTES PAYABLE TO STOCKHOLDER

As of June 30, 2005, the Company had drawn an aggregate of approximately $5.316 million of the $6.150 million from available line-of-credit, which is provided by a stockholder, who is also a Board Member, of the Company (see Notes 2 and 3). Amounts drawn bear interest at the prime rate (6% as of June 30, 2005) payable monthly and become due and payable on December 31, 2006; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In March 2004, the Company repaid $2.0 million of the outstanding balance, using the funds received from the private placement, which expired in April 2004. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw. During the year ended December 31, 2004, the Company had drawn an additional $2.0 million of the available balance. During the period ended March 31, 2005, the Company had drawn the remaining $648,100 of available balance. On March 22, 2005, the original $2.5 million funding agreement was amended to increase the funds available to $2.65 million and in March 2005, that final draw was made. In June 2005, the Company repaid $834,000 of the outstanding balance, using the funds received from the private placement in June 2005.

On April 14, 2005, the repayment dates of the notes payables to stockholder, dated March 28, 2002 and March 14, 2003, were extended from December 31, 2005 to December 31, 2006. As consideration of this extension, this stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant, for a period of five years. The fair value of the warrants was estimated at $55,000.

For the three-months ended June 30, 2005 and 2004, the Company recorded approximately $91,000 and $32,000, respectively, and for the six-months ended June 30, 2005 and 2004, the Company recorded approximately $169,000 and $82,000, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6.   COMMITMENTS AND CONTINGENCIES

INVESTMENT BANKING AGREEMENTS

On October 26, 2004, the Company engaged Imperial Capital, LLC ("IC") as an exclusive financial advisor to the Company. IC will assist the Company in raising additional capital, as well as possibly pursuing a strategic partner from a mutually related field to enhance the Company's ability to develop business.

In consideration for IC's services, the Company agreed to pay a $100,000 non-refundable retainer, as well as an advance for future out-of-pocket expenses incurred by IC. Upon the consummation of a transaction, as defined by the agreement, the Company will pay a success fee of 2.5% of the principal amount of any debt or equity securities sold or the consideration received from a strategic relationship. Either party upon 30-day written notice may terminate the agreement. No equity capital has been raised pursuant to this agreement through the date of this filing.

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

AMERICAN STOCK EXCHANGE DELISTING

On April 28, 2005, the Company received a notice from the Staff of the American Stock Exchange (the Exchange) indicating that the Company was below certain of the Exchange's continued listing standards. Specifically, as set forth in Sections 1003(a)(i) and (ii) of the Exchange Company Guide, the Company sustained losses from continuing operations and/or net losses in two out of its three most recent fiscal years with stockholders' equity of less than $2 million, and losses from continuing operations and/or net losses in three out of its four most recent fiscal years with stockholders' equity of less than $4 million.

The Company was given the opportunity to submit a plan to the Exchange outlining actions it has taken, or would take, over the next 18 months that would bring it into compliance with continued listing standards. The Company submitted its compliance plan to Exchange by the scheduled deadline of May 31, 2005.

On June 24, 2005, the Board of Directors approved a resolution to voluntarily withdraw the Company's common stock from listing on the Exchange. The Board's decision was based upon a determination that Puradyn would not be able to timely comply with the Exchange's ongoing financial compliance standards under Section 1003 of the Exchange's Company Guide, as well as the ongoing costs of compliance with the Exchange's requirement, including the provisions of the Sarbanes-Oxley Act of 2002 as they apply to Exchange-listed companies, and the requirement to either limit the amount of financing of its previously announced financing or to incure additional costs and defer receipt of the financing pending stockholder approval as required by the Exchange's rules.

Additionally, on June 24, 2005, the Company submitted an application to the Securities and Exchange Commission (SEC) pursuant to Section 12(d) of the Securities Exchange Act of 1934 for the voluntarily withdrawal of the listing of its common stock from the Exchange. The Company continues to be required to file reports with the SEC under Section 13 of the Securities Exchange Act of 1934, including quarterly and annual reports, and its common stock is expected in the ordinary course to be included for quotation on the OTC Bulletin Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from institutional investors and current stockholders have led the Company's independent registered accounting firm DaszkalBolton to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2004 expressing substantial doubt about the Company's ability to continue as a going concern.

Additionally, the Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company was successful in raising $1.48 million in capital in June 2005. As the Company performance improves, it will continue to seek additional capital and is exploring financing availability and options with investment bankers, funds, private sources, members of management and existing stockholders. The Company has implemented further measures to preserve its ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangement. There can be no assurances that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

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

Through industry data research, we have been able to identify the potential applications where management believes market penetration is most accessible. Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $13 billion potential industry. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

     o A competitively priced, value-added product offering a unique selling concept based on an advanced, patented technology

     o An alternative solution to the rising costs and increasing dependence on foreign oil

     o Providing an operational maintenance solution to end users in conjunction with existing and reasonable foreseeable federal environmental applications

In 2001, the Company redirected the focus of its sales strategy from individual sales and distribution efforts to the development of a strong nationwide distribution network that will not only sell but also install and service our product. The company continues this momentum with its most recent announcement of the addition of Atlantic Detroit Diesel Allison and Florida Detroit Diesel Allison. Their expertise and established presence in the diesel engine industry will be an asset to our organization.

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

     o Creating customer 'pull-through', a sustained level of request for our product on the OEM level

     o Closely monitoring customer evaluations to ensure the salient aspects of our system are perceived and accepted on a timely basis

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

     o 2005 The U.S. Army notified the company that the PURADYN system received very favorable reviews during the Expedited Modernization Initiative Procedure (EMIP) demonstration. As a direct result of these favorable reviews, the PURADYN system is now being evaluated by several vehicle platforms within the U.S. Army.

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

International sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the PURADYN system represents. In first six months of 2005, total international sales accounted for 48.2% of the Company's consolidated net sales.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE-MONTHS ENDED JUNE 30, 2004

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended June 30, 2005 to the three-months ended June 30, 2004:


            (In thousands)                       Three Months Ended June 30,
                                            -----------------------------------
                                              2005          2004         Change
                                            -------       -------       -------

Net sales                                   $   639       $   627            12
                                            -------       -------       -------


Costs and expenses:
  Cost of products sold                         633           646           (13)
  Salaries and wages                            339           403           (64)
  Selling and administrative                    325           380           (55)
  Stock-based compensation                      (34)          (34)         --
                                            -------       -------       -------
Total costs and expenses                      1,263         1,395          (132)
                                            -------       -------       -------

Other (expense) income:
   Interest income                               13            13          --
   Interest expense                            (112)          (68)           44
                                            -------       -------       -------
Total other expense                             (99)          (55)           44
                                            -------       -------       -------

Net loss                                       (723)      $  (822)          (99)
                                            =======       =======       =======

NET SALES

Net sales increased by approximately 2% from approximately $627,000 in 2004 to approximately $639,000 in 2005.

Sales to three customers accounted for approximately 24%, 16% and 15% (for a total of 55%) of the consolidated net sales for the three-months ended June 30, 2005. For the three-months ended June 30, 2004, sales to two customers accounted for approximately 17% and 15% of the consolidated net sales. The UK subsidiary's sales decreased by approximately 22% for the three-month period ended June 30, 2005 compared to the three-month period ended June 30, 2004.

COST OF PRODUCTS SOLD

Cost of products sold decreased by approximately 2% from approximately $646,000 in 2004 to approximately $633,000 in 2005. The decrease is primarily due to improvements in raw material sourcing.

SALARIES AND WAGES

Salaries and wages decreased approximately $64,000, or 16%. This decrease is the result of a net reduction of three employees, representing $63,000 of the decrease in expenses.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $55,000, or 14%. This decrease is due to a reduction in travel, entertainment and lodging expenses and audit fees by approximately $33,000 and $16,000 respectively.

STOCK-BASED COMPENSATION

The Company recorded a credit to operations of approximately $34,000 for both the three-months ended June 30, 2005 and the three-months ended June 30, 2004. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of the Company's common stock, the Company cannot predict the impact of stock-based compensation expense on operations in the future.

INTEREST EXPENSE

Interest expense increased by approximately $44,000, or 65%, as a result of the increase in the outstanding balance of the stockholder notes payable and as an increase in the interest rate. The Company pays interest monthly on the notes payable to stockholder at the prime rate, which was 6% as of June 30, 2005, compared to 4% at June 30, 2004. This increase was partially offset by a change in the amortization period for the deferred financing costs, due to the extension of the payback date to December 31, 2006 of the notes payable to stockholder

RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX-MONTHS ENDED JUNE 30, 2004

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the six-months ended June 30, 2005 to the six-months ended June 30, 2004:


              (in thousands)                      Six Months Ended June 30,
                                            -----------------------------------
                                              2005          2004         Change
                                            -------       -------       -------

Net sales                                     1,237       $ 1,241            (4)
                                            -------       -------       -------


Costs and expenses:
  Cost of products sold                       1,257         1,275           (18)
  Salaries and wages                            708           813          (105)
  Selling and administrative                    685           774           (89)
  Stock-based compensation                      (68)          237          (305)
                                            -------       -------       -------
Total costs and expenses                      2,582         3,099          (517)
                                            -------       -------       -------

Other income (expense):
   Interest income                               26            27             1
   Interest expense                            (226)         (156)           70
                                            -------       -------       -------
Total other expense                            (200)         (129)           71
                                            -------       -------       -------

Net loss                                     (1,545)      $(1,987)         (442)
                                            =======       =======       =======

NET SALES

Net sales decreased by approximately .3% from approximately $1,241,000 in 2004 to approximately $1,237,000 in 2005.

Sales to two customers individually accounted for approximately 27% and 16% (for a total 43%) and 21% and 17% (for a total of 38%) of net sales for the six-months ended June 30, 2005 and 2004, respectively. The UK subsidiary's sales decreased by approximately 9%, from approximately $443,000 for the six-month period ended June 30, 2004 compared to approximately $402,000 for the six-month period ended June 30, 2005.

COST OF PRODUCTS SOLD

Cost of products sold decreased by approximately 1%, or approximately $18,000, from approximately $1,275,000 in 2004 to approximately $1,257,000 in 2005. This decrease is primarily due to the decrease in sales and improvements in raw material sourcing.

SALARIES AND WAGES

Salaries and wages decreased approximately $105,000, or 13%. This decrease is the result of a net reduction of three employees, representing approximately a $101,000 decrease.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately 11% from approximately $774,000 for the six months ended June 30, 2004 to approximately $685,000 for the six months ended June 30, 2005, due primarily to a reduction in travel, entertainment and lodging expenses and audit fees by approximately $41,000 and $39,000 respectively.

STOCK-BASED COMPENSATION

The Company recorded stock based compensation income and expense of $68,000 and $237,000 for the six-months ended June 30, 2005 and 2004, respectively, related to certain variable equity awards and other stock based compensation. Approximately $269,000 is due to the extension in March 2004 of the expiration date of the exercise period of 270,000 fully vested stock options for a retired employee who left the Company in August 2003. The Company's Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. The exercise price of the options ranges from $1.00 to $8.50. In accordance with FIN 44, the Company compared the options' intrinsic value on the modification date to the original intrinsic value on the date of grant and recorded the corresponding charge to compensation expense. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of the Company's common stock, the Company cannot predict the impact of stock-based compensation expense on operations in the future. Approximately $36,000 of the decrease in stock-based compensation expense was attributed to the decrease in stock price from $1.20 at December 31, 2004 to $.65 at June 30, 2005.

INTEREST EXPENSE

Interest expense increased by approximately $70,000 as a result of a larger average outstanding balance of the notes payable to stockholder. The Company pays interest monthly on the notes payable to stockholder at the prime rate, which was 6% as of June 30, 2005, compared to 4% as of June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had cash and cash equivalents of approximately $306,000. For the six-month period ended June 30, 2005, net cash used in operating activities was approximately $958,000, which primarily resulted from the net loss of approximately $1,545,000. Net cash used in investing activities was approximately $11,000 for the purchase of property and equipment. Net cash provided by financing activities was approximately $967,000 for the period, due to net proceeds of $1.15 million in private placement offering, offset by the net repayment of approximately $186,000 of the stockholder loan.

The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of

Director approval. Amounts drawn bear interest at the prime rate per annum (6.00% at June 30, 2005) payable monthly and were to become due and payable on December 31, 2003, or upon a change in control of the Company or consummation of any other financing over $3.0 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of June 30, 2004, the Company had drawn the entire $2.5 million of the available funds.

On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (6.00% at June 30, 2005) payable monthly and become due and payable on December 31, 2004, or upon a change in control of the Company or consummation of any other financing over $7.0 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of June 30, 2004, the Company had drawn $3.0 million of the available funds and repaid $2.0 million of the loan on the second line. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw. In July 2004, the Company drew an additional $500,000.

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

During June and July 2005, the Company received gross cash proceeds of $1.48 million from the sale of 4,819,998 shares of common stock from a private placement offering. The funds will be used for corporate purposes and to reduce the outstanding principle balance of the notes payable to stockholder. Additionally, warrants in the amount of 400,000 and 80,000 were offered to two separate participants in the private placement at a price of $0.80 per each share of common stock with an exercise date of June 9, 2006, and an expiration date of June 9, 2008.

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

At June 30, 2005, the Company had working capital of approximately $1.2 million and its current ratio (current assets to current liabilities) was 2.32 to 1. The Company anticipates increased cash flows from 2005 sales activity; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder and the recent private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through January 1, 2006. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2005.

The Company's wholly owned subsidiary, Ltd., moved to new office space in September 2003 by assuming the existing lease, which expired in August 2004. The Company is in the process of negotiating a new lease.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Puradyn Filter Technologies Incorporated's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2005, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2005.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 9, 2005, subject to the terms and conditions set forth in its private placement, the Company offered to two investors 400,000 and 80,000 warrants, respectively, at a price of $0.80 per each share of common stock with an exercise date of June 9, 2006, and an expiration date of June 9, 2008.

On April 14, 2005, in consideration for the amendments of the two binding funding agreements with a stockholder, who is also a Board member, the Company granted the stockholder 100,000 fully vested common stock purchase warrants. The warrants have an exercise price of $0.95, which was equal to quoted market value on the date of grant.

On March 11, 2005, the Company granted a total of 80,000 non-qualified options to two consultants for services rendered. The total value of the options is $45,600, of which $41,522 was expensed and $4,078 was capitalized as of June 30, 2005.

The issuance of these securities was exempt from section 4(2) of the Securities and Exchange Act.

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



PURADYN FILTER TECHNOLOGIES INCORPORATED
(Registrant)

By /s/ Cindy Lea Gimler                                 Date:  August 15, 2005
----------------------------------------
Cindy Lea Gimler, Chief Financial Officer