Form 10QSB
period 2005-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2005-11-15
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

               For the transition period from ________________ to

                         Commission file number 0-29192
                       -----------------------------------

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
             -------------------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                               14-1708544
               --------                               ----------

   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

            2017 High Ridge Road, Boynton Beach, Florida    33426
       ------------------------------------------------------------
       (Address of principal executive offices)          (Zip Code)

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

As of November 14, 2005, there were 22,276,099 shares of registrant's common stock outstanding, par value $.001.

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB

                                                                                                                  Page
Part I. Financial Information

Item 1.    Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet - September 30, 2005...................................      3

                  Condensed Consolidated Statements of Operations - Three months and nine months ended
                  September 30, 2005 and 2004.................................................................      4

                  Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2005
                  and 2004....................................................................................      5

                  Condensed Consolidated Statement of Stockholders' Deficit...................................      6

                  Notes to Condensed Consolidated Financial Statements........................................      7

Item 2.    Management's Discussion and Analysis or Plan of Operation..........................................     16

Item 3.    Controls and Procedures............................................................................     23

Part II. Other Information

Item 1.    Legal Proceedings..................................................................................     24

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........................................     24

Item 3.    Default Upon Senior Securities.....................................................................     24

Item 4.    Submission of Matters to a Vote of Security Holders................................................     24

Item 5.    Other Information..................................................................................     24

Item 6.    Exhibits...........................................................................................     24

Signatures....................................................................................................     25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheet
                               September 30, 2005
                                   (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                                          183,715
   Accounts receivable, net of allowance for uncollectible accounts of $61,581        213,192
   Inventories                                                                      1,204,189
   Prepaid expenses and other current assets                                          394,151
                                                                                 ------------
Total current assets                                                                1,995,247

Property and equipment, net                                                           383,250
Deferred financing costs, net                                                         112,060
Other noncurrent assets                                                                40,930
                                                                                 ------------
Total assets                                                                        2,531,487
                                                                                 ============

Liabilities and stockholders' deficit
Current liabilities:
   Accounts payable                                                                   237,359
   Accrued liabilities                                                                687,752
   Current portion of capital lease obligation                                          4,520
   Deferred revenue                                                                    71,308
                                                                                 ------------
Total current liabilities                                                           1,000,939

Capital lease obligation, less current portion                                          7,247
Notes payable to stockholder                                                        5,381,000

Commitments and Contingencies                                                              --

Stockholders' deficit:
   Preferred stock, $.001 par value:
      Authorized shares - 500,000; none issued and outstanding
   Common stock, $.001 par value:
      Authorized shares - 30,000,000; 22,276,099 issued and outstanding                22,276
   Additional paid-in capital                                                      37,091,126
   Notes receivable from stockholders, including accrued interest                  (1,076,475)
   Accumulated deficit                                                            (39,885,108)
   Accumulated other comprehensive loss                                                (9,518)
                                                                                 ------------
Total stockholders' deficit                                                        (3,857,699)
                                                                                 ------------
Total liabilities and stockholders' deficit                                         2,531,487
                                                                                 ============

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
     For the Three Months and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                               2005            2004            2005            2004
                                           -------------------------------------------------------------
Net sales                                  $    538,443    $    515,330    $  1,775,225    $  1,756,054

Costs and expenses:
     Cost of products sold                      474,626         611,957       1,731,780       1,887,208
     Salaries and wages                         341,698         415,326       1,049,598       1,227,595
     Selling and administrative                 318,332         374,008       1,003,165       1,148,203
     Stock based compensation                   108,043        (161,530)         39,565          75,692
                                           -------------------------------------------------------------
                                              1,242,699       1,239,761       3,824,108       4,338,698
                                           -------------------------------------------------------------
Loss from operations                           (704,256)       (724,431)     (2,048,883)     (2,582,644)

Other income (expense):
     Interest income                             12,838          13,166          38,603          40,299
     Interest expense                          (108,897)        (81,247)       (334,976)       (236,882)
                                           -------------------------------------------------------------
Total other expense, net                        (96,059)        (68,081)       (296,373)       (196,583)
                                           -------------------------------------------------------------

Net loss                                       (800,316)   $   (792,512)     (2,345,255)   $ (2,779,227)
                                           =============================================================

Basic and diluted loss per
   common share                            $      (0.04)   $      (0.05)   $      (0.12)   $      (0.16)
                                           =============================================================

Weighted average common shares
   outstanding                               22,276,099      17,452,164      19,591,962      17,220,120
                                           =============================================================

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                2005            2004
                                                            -----------------------------
OPERATING ACTIVITIES
Net loss                                                    $ (2,345,255)   $ (2,779,227)
                                                            -----------------------------
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                 181,225         182,834
   Provision for bad debts                                        21,833           2,271
   Amortization of deferred financing costs included in
      interest expense                                            78,786         105,710
   Interest receivable from stockholders' notes                  (35,951)        (36,083)
   Compensation expense on stock-based arrangements
      with employees and vendors                                  (6,035)         75,692
   Compensation expense on option-based arrangements
      with consultants                                            45,600               -
   Changes in operating assets and liabilities:
      Accounts receivable                                        255,625         (70,016)
      Inventories                                                 66,452         (92,249)
      Prepaid expenses and other current assets                   17,474          (4,817)
      Other noncurrent assets                                          -          18,750
      Accounts payable                                            17,124         190,963
      Accrued liabilities                                        185,341           3,245
      Deferred revenues                                           28,917          10,905
                                                            -----------------------------
Net cash used in operating activities                         (1,488,864)     (2,392,022)

INVESTING ACTIVITIES
Purchases of property and equipment                              (21,675)        (70,500)
                                                            -----------------------------
Net cash used in investing activities                            (21,675)        (70,500)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs      1,482,200       1,964,480
Proceeds from exercise of stock options                            2,936          10,000
Proceeds from notes payable to stockholder                       923,100       1,500,000
Payment of notes payable to stockholder                       (1,044,000)     (2,000,000)
Payment of capital lease obligations                              (3,374)         (3,006)
                                                            -----------------------------
Net cash provided by financing activities                      1,360,862       1,471,474
Effect of exchange rate changes on cash and cash
   equivalents                                                    76,182            (852)
                                                            -----------------------------
Net (decrease) in cash and cash equivalents                      (73,495)       (991,900)
Cash and cash equivalents at beginning of period                 257,210       1,394,830
                                                            -----------------------------
Cash and cash equivalents at end of period                       183,715         402,930

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                           244,149    $    135,072
                                                            =============================

NONCASH INVESTING AND FINANCING ACTIVITIES

Warrants issued for deferred financing and capital
   raising costs                                            $     55,000    $    112,500
                                                            =============================

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
           Consolidated Statements of Changes in Stockholders' Deficit

                                                                       Notes                      Accumulated
                                                       Additional    Receivable                      Other           Total
                                    Common Stock         Paid-in        From      Accumulated    Comprehensive   Stockholders'
                                  Shares     Amount      Capital    Stockholders     Deficit     Income (Loss)      Deficit
Balance at December 31, 2004    17,452,164  $ 17,452  $ 35,516,248  $ (1,040,524) $(37,539,853)   $  (80,680)    $ (3,127,357)
Foreign currency translation
   adjustment                            -         -             -             -             -        71,162           71,162

Net loss                                 -         -             -             -    (2,345,255)            -       (2,345,255)
                                                                                                                 -------------
Total comprehensive loss                 -         -             -             -             -             -       (5,401,450)
Exercise of stock options            3,270         3         2,933             -             -             -            2,936
Issuance of common stock in
   private placement, net        4,820,665     4,821     1,477,380             -             -             -        1,482,201
Warrants issued to
   nonemployee directors                 -         -        55,000             -             -             -           55,000

Stock options issued to
   consultants                           -         -        45,600             -             -             -           45,600
Interest receivable related
   to notes receivable from
   stockholders                          -         -                     (35,951)            -             -          (35,951)
Compensation expense
   associated with outstanding
   variable option awards                -         -        (6,035)            -             -             -           (6,035)
                                ----------------------------------------------------------------------------------------------
Balance at September 30, 2005   22,276,099  $ 22,276  $ 37,091,126  $ (1,076,475) $(39,885,108)   $   (9,518)    $ (3,857,699)
                                ==============================================================================================

See accompanying notes to consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2005.

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

Additionally, the Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company was successful in raising $1.48 million in capital in June and July 2005. As the Company performance improves, it will continue to seek additional capital and is exploring financing availability and options with investment bankers, funds, private sources, members of management and directors. The Company has implemented further measures to preserve its ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 3,418,070 for the three-month and nine-month periods ended September 30, 2005 and 2,933,570 for the three-month and nine-month periods ended September 30, 2004, respectively.

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

Inventories consisted of the following at September 30, 2005:

                 Raw materials            $   786,791
                 Finished goods               417,398
                                          -----------
                                          $ 1,204,189
                                          ===========

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled approximately $22,000 and $34,000 for the three-months ended September 30, 2005 and 2004, respectively, and approximately $79,000 and $106,000 for the nine-months ended September 30, 2005 and 2004, respectively. The deferred financing costs related to the $2.5 million commitment provided by the Company's stockholder, who is also a Board Member, totaled $318,000 and were initially amortized over the nine-month draw down period ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003. On March 14, 2003, the Company recorded additional deferred financing costs of $214,400 related to an additional $3.5 million commitment provided by the same stockholder, with a payback date of December 31, 2004. The deferred financing costs of $214,400 were amortized over the payback period. In addition, the repayment period for the $2.5 million commitment was extended to December 31, 2004. Effective March 14, 2003, the Company began amortizing the remaining balance of deferred financing costs for the $2.5 million commitment prospectively over the extended payback period. On February 2, 2004, the payback period for both the $2.5 and $3.5 million commitments was extended to December 31, 2005 (see Note 2), resulting in the addition of approximately $94,000 of related deferred financing costs. Effective February 2, 2004, the Company began amortizing the remaining balance of deferred financing costs for both the $2.5 and $3.5 million commitments prospectively over the extended payback period. On April 14, 2005, the payback period for both the $2.5 and $3.5 million commitments were extended to December 31, 2006 (see Note 2), resulting in the addition of approximately $55,000 of related deferred financing costs. Effective April 2005, the Company began amortizing the remaining balance of deferred financing costs prospectively over the extended payback period. Accumulated amortization of deferred financing costs as of September 30, 2005 was approximately $569,000.

Stock Option Plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, Accounting for Stock-

Based Compensation (SFAS 123). The Company does not record compensation expense using the fair value provisions, because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, in situations where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Pro forma information regarding net loss and loss per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                             2005         2004          2005           2004
                                         -------------------------------------------------------
Net loss as reported                     $  (800,316)  $ (792,512)  $ (2,345,255)  $ (2,779,227)

Stock-based employee
   compensation cost (intrinsic
   value method)                                  --           --             --             --

Fair value method stock option
   expense                                   (38,847)     (28,231)        58,067       (653,153)
                                         -------------------------------------------------------
Pro forma net loss                       $  (839,163)  $ (820,743)  $ (2,287,188)  $ (3,432,380)
                                         =======================================================
Loss per common share:
   Basic and diluted loss as
      reported                           $     (0.04)  $    (0.05)  $      (0.12)  $      (0.16)
   Basic and diluted loss
      pro forma                          $     (0.04)  $    (0.05)  $      (0.12)  $      (0.20)

Weighted average fair value per
   option granted during the period(1)   $       .24                $        .53

Assumptions
   Average Risk Free Interest Rate              3.99%        3.67%          4.26%          3.28%
   Average Volatility Factor                    .607        1.020           .712          1.049
   Expected Dividend Yield                         0%           0%             0%             0%
   Expected Life (in years)                      2.5            5           4.75              5

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

The following table shows the changes in the aggregate product warranty liability for the nine months ended September 30, 2005:

       Balance as of December 31, 2004                          $  44,203
       Less: Payments made                                         (9,570)
             Change in prior period estimate                        1,068
       Add: Provision for current period warranties                25,498
                                                                ---------
       Balance as of September 30, 2005                         $  61,199
                                                                =========

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (Ltd). Comprehensive loss as of September 30, 2005 and 2004 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and nine-months ended September 30, 2005 and 2004:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                               2005         2004          2005            2004
                                             -----------------------------------------------------
Net loss                                     $(800,316)   $(792,512)   $(2,345,255)   $(2,779,227)
                                             -----------------------------------------------------

Other comprehensive income (loss):
   Foreign currency translation adjustment      20,511        3,154         71,162           (852)
                                             -----------------------------------------------------
Total other comprehensive income (loss)         20,511        3,154         71,162           (852)
                                             -----------------------------------------------------

Comprehensive loss                           $(779,805)   $(789,358)   $(2,274,093)   $(2,780,079)
                                             =====================================================

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $1,488,000 and $2,392,000 during the nine-months ended September 30, 2005 and 2004, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

On March 28, 2002 and March 14, 2003, respectively, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003 and an additional $3.5 million through December 31, 2003. Under the terms of the agreements, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (6.75% at September 30, 2005), payable monthly and were to become due and payable on December 31, 2003 and December 31, 2004, respectively, or upon a change in control of the Company or consummation of any other financing over $3.0 million or over $7.0 million in the aggregate. In March 2003, the payback date for the first agreement was extended to December 31, 2004.

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

In April 2005, the payback dates of the March 28, 2002 and March 14, 2004 agreements were extended from December 31, 2005 to December 31, 2006. As consideration of this extension, this stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant, for a period of five years.

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

3. COMMON STOCK

During June and July 2005, the Company received cash proceeds of $1.48 million from the sale of 4,820,665 shares of common stock from a private placement offering. The funds will be used for corporate purposes and to reduce the outstanding principle balance of the notes payable to stockholder. Additionally, warrants in the amount of 400,000 and 80,000 were offered to two separate participants in the private placement at a price of $0.80 per each share of common stock with an exercise date of June 17, 2006, and an expiration date of June 17, 2008.

On March 12, 2004, the Company received cash proceeds of $2.0 million from the sale of 1.0 million shares of common stock from its private placement offering, which expired on April 30, 2004. The funds were used to reduce the outstanding principal balance of the notes payable to stockholder (see Note 2). The Company incurred related offering costs of approximately $21,000.

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

4. STOCK OPTIONS

During the nine-months ended September 30, 2004, employees of the Company exercised 10,000 common stock options. The Company received $10,000, in cash proceeds in exchange for the shares issued.

During the three-month periods ended September 30, 2005 and 2004, the Company recognized an expense of approximately $114,000 and a credit to operations of approximately $162,000 respectively (under the intrinsic value method), relating to outstanding variable option awards, which is included in stock based compensation expense. During the nine-month periods ended September 30, 2005 and 2004, the Company recognized a credit to operations of approximately $ 6,000 and $187,000 respctively, relating to variable option awards, which is included stock based compensation expense. At September 30, 2005, approximately 212,000 awards subject to variable accounting remained outstanding with an average exercise price of $0.44.

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

On March 11, 2005, the Company granted a total of 80,000 non-qualified options to two consultants for services rendered. The total value of the options is $45,600, all of which has been expensed.

On August 25, 2005, the Company granted a total of 5,000 each non-employee director's stock options to two persons joining the Board upon the August 23rd resignation of two current Board members.

5. NOTES PAYABLE TO STOCKHOLDER

As of September 30, 2005, the Company had drawn a gross aggregate of approximately $5.381 of the $6.150 million available from the line-of-credit, which is provided by a stockholder, who is also a Board Member, of the Company (see Notes 2 and 3). Amounts drawn bear interest at the prime rate (6.75% as of September 30, 2005) payable monthly and become due and payable on December 31, 2006; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In March 2004, the Company repaid $2.0 million of the outstanding balance, with the funds received from the private placement, which expired in April 2004. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw. During the year ended December 31, 2004, the Company had drawn an additional $2.0 million of the available balance. During the period ended March 31, 2005, the Company had drawn the remaining $648,100 of available balance. On March 22, 2005, the original $2.5 million funding agreement was amended to increase the funds available to $2.65 million and in March 2005, that final draw was made. During 2005, the Company repaid $1,044,000 of the outstanding balance, using the funds received from the private placement in June and July 2005.

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

For the three-months ended September 30, 2005 and 2004, the Company recorded approximately $86,000 and $46,000, respectively, and for the nine-months ended September 30, 2005 and 2004, the Company recorded approximately $255,000 and $128,000, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6. COMMITMENTS AND CONTINGENCIES

INVESTMENT BANKING AGREEMENT

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

The Company has also engaged the services of two additional investment-banking firms for assistance in obtaining additional financing. Fees for both of these firms are performance-based and do not require any retainers or fees in advance.

On April 21, 2005, the Company entered into an agreement with Biscayne Capital Markets, Inc ("BCMI") an investment-banking firm, to provide assistance in obtaining financing. The company agreed to pay a fee of 7% of gross proceeds received by the Company as a result of services performed under the agreement. Fees paid in consideration of services rendered are based upon performance and there is no obligation to pay any fees unless financing is closed.

On April 28, 2005, the Company entered into a one-year non-exclusive agreement with CapitalLink, L.C., an investment-banking firm, to assist in additional financing. The company agreed to pay a fee of 7% of gross proceeds received by the Company as a result of services performed under the contract, as well as reimbursement of pre-approved out of pocket expenses.

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

Additionally, on June 24, 2005, the Company submitted an application to the Securities and Exchange Commission (SEC) pursuant to Section 12(d) of the Securities Exchange Act of 1934 for the voluntarily withdrawal of the listing of its common stock from the Exchange. On August 18, 2005 this application was approved effective at the opening of business that day. The Company continues to be required to file reports with the SEC under Section 13 of the Securities Exchange Act of 1934, including quarterly and annual reports, and as of August 31, 2005, its common stock is included for quotation on the OTC Bulletin Board.

7. SUBSEQUENT EVENTS

On October 3, 2005, the Company extended the expiration date of the exercise period of 17,500 stock options granted to two members of the board of directors who tendered their resignation on August 23, 2005. The Company's 2000 Non-Employee Director Stock Option Plan states that a participant's option will expire at one year after the date the participant ceases to serve as a director of the Company for any reason. The exercise price of these options is $1.06. In accordance with FIN 44, the Company compared the options' intrinsic value on the modification date to the original intrinsic value on the date of grant. The Company recorded approximately $255 of compensation expense related to this modification, which will be included in stock-based compensation expense for the fiscal period ended December 31, 2005.

On November 10, 2005, a member of the Board of directors, who is also chairman of the audit committee, resigned and was succeeded on this same date by a new director to the Board, who will assume the additional duties as chairman of the audit committee. As per the terms of the 2000 non-employee directors stock option plan, 5,000 stock options will be automatically granted at the effective date of initial election to the Board of Directors, in addition to an option to purchase 2,500 shares for each committee on which a director serves at the time of initial appointment. Additionally, the Company extended the expiration date of the exercise period of 10,000 stock options granted to the resigning member of the board of directors who tendered his resignation on November 10. Subsequently, the Company recorded a credit of approximately $600 to compensation expense related to this modification, which will be included in stock-based compensation expense for the fiscal period ended December 31, 2005.

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

Additionally, the Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company was successful in raising $1.48 million in capital in June 2005. As the Company performance improves, it will continue to seek additional capital and is exploring financing availability and options with investment bankers, funds, private sources, members of management and directors. The Company has implemented further measures to preserve its ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangement. There can be no assurances that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

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

Through industry data research, we have been able to identify the potential applications where management believes market penetration is most accessible. Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $13 billion potential industry. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

      o A competitively priced, value-added unique product offering a unique selling concept substantial end-user savings related to oil maintenance costs based on an advanced, patented technology

      o An alternative solution to the rising costs and increasing dependence on foreign oil

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

      o Creating customer 'pull-through', a sustained level of request for our product on the OEM level

      o Closely monitoring customer evaluations to ensure the salient aspects of our system are perceived and accepted on a timely basis

      o Converting customer evaluations into sales, both immediate and long term

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on the following accomplishments:

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

      o     2004 ongoing test results released by the US Department of Energy
            (DOE) estimating an 80% savings in oil using bypass oil filtration. Our system was used in this test, concluded in October 2005, evaluating the benefits and cost savings of the technology.

      o 2004 announcement that Miami-Dade County, Florida has again specified the PURADYN system on new equipment purchases.

      o 2004 announcement of combined international expansion with the introduction of two potential distributors in the bus and construction markets in China.

      o 2005 notification from the U.S. Army that the PURADYN system received very favorable reviews during the Expedited Modernization Initiative Procedure (EMIP) demonstration in which the Company participated. As a direct result of these favorable reviews, the PURADYN system is now being evaluated by several vehicle platforms within the U.S. Army.

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

International sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the PURADYN system represents. In first nine months of 2005, total international sales accounted for 48.5% of the Company's consolidated net sales.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2004

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended September 30, 2005 to the three-months ended September 30, 2004:

            (In thousands)              Three Months Ended September 30,
                                       ----------------------------------
                                          2005         2004        Change
                                       ----------------------------------

       Net sales                       $      538   $      515        23
                                       ----------------------------------

       Costs and expenses:
         Cost of products sold                474          612      (138)
         Salaries and wages                   342          416       (74)
         Selling and administrative           318          374       (56)
         Stock-based compensation             108         (162)      270
                                       ----------------------------------
       Total costs and expenses             1,242        1,240         2
                                       ----------------------------------

       Other (expense) income:
          Interest income                      13           13         -
          Interest expense                   (109)         (81)       28
                                       ----------------------------------
       Total other expense, net               (96)         (68)       28
                                       ----------------------------------

       Net loss                        $     (800)  $     (793)        7
                                       ==================================

NET SALES

Net sales increased by approximately $23,000 or 5% from approximately $515,000 in 2004 to approximately $538,000 in 2005.

Sales to two customers accounted for approximately 51% and 15% (for a total of 66%) of the consolidated net sales for the three-months ended September 30, 2005. For the three-months ended September 30, 2004, sales to two customers accounted for approximately 28% and 15% (for a total of 43%), of the consolidated net sales. The UK subsidiary's net sales increased by approximately $15,000 or 9% for the three-month period ended September 30, 2005 compared to the three-month period ended September 30, 2004.

COST OF PRODUCTS SOLD

Cost of products sold decreased by approximately 23% from approximately $612,000 in 2004 to approximately $474,000 in 2005. In addition to improving raw material outsourcing, the company issued price increases on its core products. The domestic price increase was approximately 13% at the distributor level and was effective August 1, 2005. The international price increase was approximately 19% at the distributor level and was effective September 1, 2005.

SALARIES AND WAGES

Salaries and wages decreased approximately $74,000, or 18%. This decrease is the result of a reduction of three employees in the sales and marketing department, representing $63,000 of the decrease in expenses.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $56,000, or 15%. This decrease is due to a reduction in travel, entertainment and lodging expenses and audit fees by approximately $52,000 and $34,000 respectively. These decreases were partially offset by an increase in patent expenses of approximately $23,000.

STOCK-BASED COMPENSATION

Stock-based compensation expense increased approximately $270,000, related to certain variable equity awards and other stock-based compensation. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of the Company's common stock, the Company cannot predict the impact of stock-based compensation expense on operations in the future.

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2004

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the nine-months ended September 30, 2005 to the nine-months ended September 30, 2004:

         (in thousands)                     Nine Months ended September 30,
                                           ---------------------------------
                                              2005         2004       Change
                                           ---------------------------------

    Net sales                              $    1,775   $    1,756       19
                                           ---------------------------------

    Costs and expenses:
      Cost of products sold                     1,732        1,887     (155)
      Salaries and wages                        1,049        1,227     (178)
      Selling and administrative                1,003        1,148     (145)
      Stock-based compensation                     40           76      (36)
                                           ---------------------------------
    Total costs and expenses                    3,824        4,338     (514)
                                           ---------------------------------

    Other income (expense):
       Interest income                             39           40       (1)
       Interest expense                          (335)        (237)      98
                                           ---------------------------------
    Total other expense, net                     (296)        (197)      97
                                           ---------------------------------

    Net loss                               $   (2,345)  $   (2,779)    (434)
                                           =================================

NET SALES

Net sales increased by approximately 1% from approximately $1,756,000 in 2004 to approximately $1,775,000 in 2005.

Sales to two customers individually accounted for approximately 27% and 10% (for a total of 37%) and 23% and 16% (for a total of 39%) of net sales for the nine months ended September 30, 2005 and 2004, respectively. The UK subsidiary's sales decreased by approximately $27,000 or 4% for the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004.

COST OF PRODUCTS SOLD

Cost of products sold decreased by approximately 8%, or $155,000, from approximately $1,887,000 in 2004 to approximately $1,732,000 in 2005. In addition to improving raw material outsourcing, the company issued price increases on its core products. The domestic price increase was approximately 13% at the distributor level and was effective August 1, 2005. The international price increase was approximately 19% at the distributor level and was effective September 1, 2005.

SALARIES AND WAGES

Salaries and wages decreased approximately $178,000, or 15%. This decrease is the result of a net reduction of three employees, representing approximately a $164,000 decrease.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $145,00, or 13% from approximately $1,148,000 for the nine-months ended September 30, 2004 to approximately $1,003,000 for the nine-months ended September 30, 2005, due primarily to a reduction in travel, entertainment and lodging expenses and audit fees by approximately $77,000 and $91,000 respectively. These decreases were offset by an increase in patent expenses of approximately $21,000.

STOCK-BASED COMPENSATION

The Company recorded approximately $40,000 and $76,000, respectively, of stock-based compensation expense for the nine-month periods ended September 30, 2005 and 2004, related to certain variable equity awards and other stock-based compensation. The stock price decreased slightly from $1.20 at December 31, 2004 to $1.15 at September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had cash and cash equivalents of approximately $184,000. For the nine-month period ended September 30, 2005, net cash used in operating activities was approximately $1,489,000, which primarily resulted from the net loss of approximately $2,345,000, partially offset by changes in working capital items. Net cash used in investing activities was approximately $22,000 for the purchase of property and equipment. Net cash provided by financing activities was approximately $1,361,000 for the period, due to net proceeds of $1.482 million in private placement offering and net repayments of $121,000 on the stockholder loan.

The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $2.5 million through March 31, 2003. Under the terms of the agreement, the Company could draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (6.75% at September 30, 2005) payable monthly and were to become due and payable on December 31, 2003, or upon a change in control of the Company or consummation of any other financing over $3.0 million. In March 2003, the payback date was extended to December 31, 2004. In consideration for the stockholder entering into this agreement, the Company granted the stockholder 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of June 30, 2004, the Company had drawn the entire $2.5 million of the available funds.

On March 14, 2003, the Company executed a second binding agreement with the same stockholder to fund up to an additional $3.5 million through December 31, 2003. Under the terms of the second agreement, the Company can draw amounts as needed in multiples of $500,000 to fund operations subject to Board of Director approval. Amounts drawn bear interest at the prime rate per annum (6.75% at September 30, 2005) payable monthly and become due and payable on December 31, 2004, or upon a change in control of the Company or consummation of any other financing over $7.0 million. In consideration, the Company granted the stockholder 125,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. As of June 30, 2004, the Company had drawn $3.0 million of the available funds and repaid $2.0 million of the loan on the second line. Both of the lines allow for discretionary principal payments, which add to the availability of additional funds that the Company may draw. In July 2004, the Company drew an additional $500,000.

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

During June and July 2005, the Company received cash proceeds of $1.48 million from the sale of 4,820,665 shares of common stock from a private placement offering. The funds will be used for corporate purposes and to reduce the outstanding principle balance of the notes payable to stockholder. Additionally, warrants in the amount of 400,000 and 80,000 were offered to two separate participants in the private placement at a price of $0.80 per each share of common stock with an exercise date of June 9, 2006, and an expiration date of June 9, 2008.

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

At September 30, 2005, the Company had working capital of approximately $994,000 and its current ratio (current assets to current liabilities) was 1.99 to 1. The Company anticipates increased cash flows from 2005 sales activity; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder and the recent private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through January 1, 2006. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Puradyn Filter Technologies Incorporated's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of September 30, 2005, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED
(Registrant)

By /s/ Cindy Lea Gimler                       Date: November 14, 2005
-----------------------
Cindy Lea Gimler,
Chief Financial Officer