Form 10KSB
period 2005-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2006-04-04
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                  FORM 10-KSB

(Mark one)
{x} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

                  For the fiscal year ended DECEMBER 31, 2005

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934     (No Fee Required)

                      Commission file number      0-29192

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            DELAWARE                                  14-1708544
            --------                                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     2017 HIGH RIDGE ROAD BOYNTON BEACH, FLORIDA 33426          (561) 547-9499
     -------------------------------------------------          --------------
(Address of principal executive offices including Zip Code)   (Telephone Number)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
COMMON STOCK, $.001 PAR VALUE                            OTCBB

      Securities registered under Section 12(g) of the Exchange Act:  NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. {X}

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes { } No {X}

State issuer's revenues for its most recent fiscal year: $2,475,285 for the 12 months ended December 31, 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid price and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Puradyn Filter's common stock on April 3, 2006 (1.40) is approximately $10,791,676.

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date. As of April 3, 2006, there were 25,350,099 shares of registrant's common stock outstanding, par value $.001.

This report contains a total of 46 pages.

                                 TABLE OF CONTENTS
PART I

ITEM 1.  DESCRIPTION OF BUSINESS...........................................  3

        Forward Looking Statements

        The Company
        Products
        Warranties
        Marketing
        Distribution
        Sales
        Manufacturing and Production
        Competition
        Intellectual Property
        Governmental Approval
        Engineering and Development
        Employees

ITEM 2.  DESCRIPTION OF PROPERTY..........................................  9

ITEM 3.  LEGAL PROCEEDINGS................................................ 10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 10

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......... 10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS....... 11

        General
        Critical Accounting Policies and Estimates
        Results of Operations
        Liquidity and Capital Resources
        Impact of Inflation
        Quarterly Fluctuations
        Risk Factors Affecting Future Results of Operations

ITEM 7.  FINANCIAL STATEMENTS..............................................16

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES.............................................17

ITEM 8A. CONTROLS AND PROCEDURES...........................................17

ITEM 8B. OTHER INFORMATION.................................................17

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................17

ITEM 10. EXECUTIVE COMPENSATION............................................21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER TRANSACTIONS...............23

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................24

ITEM 13. EXHIBITS..........................................................24

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................26

                                     PART I

The term "the Company", "Puradyn", "we", "us" or "our" refers to Puradyn Filter Technologies Incorporated, unless the context otherwise implies.

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate", "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of our Company to be materially different from those which may be expressed or implied by such statements. The factors listed in the section entitled "Risk Factors Affecting Future Results of Operations" in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Except as required by law or regulation, we do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

         You can learn more about the Company by visiting our website at www.puradyn.com. Information on the website is neither incorporated into, nor a part of, this report. We encourage you to read this and other reports filed by the Company with the Securities and Exchange Commission. Puradyn will provide you with a copy of any or all of these reports at no charge. You may also read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or call the SEC Public Reference Room to obtain information at 1-800-SEC-0330.

THE COMPANY

         Puradyn Filter Technologies Incorporated designs, manufactures, markets and distributes worldwide the PURADYN{reg-trade-mark} bypass oil filtration system (the "PURADYN") for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. Working in conjunction with an engine's full-flow oil filter, the PURADYN system cleans oil by continually removing solid, liquid and gaseous contaminants from the oil through a sophisticated and unique filtration and evaporation process. For engine lubricating oil, our filters incorporate an additive package. Because lubricating oil is kept in a continually clean state, the PURADYN has been used effectively to extend oil-drain intervals and to extend the time between engine overhauls. We are the exclusive manufacturer of the disposable replacement filter elements ("Element") for the PURADYN.

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

         On June 24, 2005, the Company submitted an application to the Securities and Exchange Commission (SEC) for the voluntarily withdrawal of the listing of its common stock from the Exchange. On August 18, 2005 this application was approved effective at the opening of business that day. The Company continues to be required to file reports with the SEC under Section 13 of the Securities Exchange Act of 1934, including quarterly and annual reports and, as of August 31, 2005, its common stock is included for quotation on the OTC Bulletin Board under the symbol PFTI.OB.

PRODUCTS

         The core product, the patented PURADYN bypass oil filtration system, is offered in two models, TF and PFT, and can be attached to almost any engine and hydraulic systems. The concept of bypass filtration is similar to a dialysis machine that filters blood to rid it of impurities, keeping the oil continually clean. Whenever the engine or machinery is operating, the PURADYN is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as gaseous and liquid contaminants, while protecting the engine or hydraulic equipment from harmful wear caused by contaminants in the oil. Additionally, an additive package in which chemicals are added to the filtering media replenish spent additives in the oil, helping to maintain the oil's proper chemical balance and viscosity.

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

   o CGP{reg-trade-mark} Extended Life Filter Element containing a patent-pending process for chemical grafting. This new technology improves the attraction and retention of soot and other solid contaminants to the packed cotton filter material. CGP{reg-trade-mark} technology was developed over a three-year period inclusive of laboratory and field-testing. Consolidated results from across the country show that test vehicles averaged more than 160,000 miles without the need for a traditional oil change.

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

         We have also become either Distributor or Master Distributor for the following companies:

   o Honeywell Consumer Products Group, manufacturer of FRAM{reg-trade-mark} filters, announced a strategic alliance with Puradyn in 2002. As a result, we are able to offer the full line of FRAM filters to our distributors.

   o MotorCheck{trademark} On-Site Oil Analysis. The analyzer combines optical emission and infrared oil analysis with optional viscometer within a desktop-sized enclosure for fast, accurate fluid analysis.

   o Rentar Environmental Systems. Puradyn is a Master Distributor for Rentar. The patented and proprietary Rentar{reg-trade-mark} Fuel Catalyst is specifically designed to increase the efficiency of diesel engines by increasing fuel efficiency and reducing harmful emissions.

WARRANTIES

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

MARKETING

         The Company's products are marketed to numerous segments of the transportation industry including trucking, marine, agricultural, bus, recreational vehicle, generator, construction, mining, industrial and hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the Company's primary focus is on the large-sized fleet, industrial/construction, generator set, and OEM segments.

         The Company reduced its advertising campaigns in OEM and truck fleet-related trade magazines in 2004 and 2005, concentrating instead on trade shows, white papers and other methods of demonstration to promote its products within targeted markets to generate awareness and stimulate sales.

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

         One of our marketing strategies is based on creating customer `pull-through', a sustained level of request for our product on the OEM level from end-users. To this end we established aftermarket programs in 2001 and 2002 with Mack Trucks, Volvo Trucks North America, Pierce Manufacturing and Paccar (parent company of Kenworth and Peterbilt), all of which are OEMs that sell and service, to offer our product through their dealer network and distribution centers. To date, customer pull-through has resulted in a limited number of our systems being factory-installed at individual Volvo Trucks, N.A., Mack Trucks, Kenworth Truck and Freightliner facilities. However, Monroe Truck Equipment (a major General Motors Corporation modification center) has installed more than 2,000 PURADYN systems as a result of customer pull-through. We continue to develop this strategic part of our business.

         In 2005, we entered into limited-time agreements with three outside consultants to actively pursue federal contacts on three separate levels: legislative, environmental and energy policy, and military procurement. Management believes that this is a market that can be successfully cultivated at this time, based on the following:

                  o Test results from the US Department of Energy, which show that the PURADYN systems used in evaluation of the benefits and cost analysis of bypass oil filtration has produced an estimated savings of 80% in oil usage and purchases.
                  o New five-year contract awarded in December 2004 from the General Services Administration (GSA) for its Vehicular Multiple Award Schedule, New Technologies, which simplifies the procurement process for governmental agencies.
                  o Successful presentation of the PURADYN at the Military Expedited Modernization Initiative Procedure (EMIP) Program in January 2005.
                  o Initial order placed by the U.S. Military to have the PURADYN installed on new trucks supplied by Freightliner LLC for foreign military sales.

         The Company has established an in-house investor relations and marketing department.

DISTRIBUTION

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

         Currently, our products are being evaluated (in various stages of progress) by numerous potential end users and existing customers including, among others:

                     o     A leading major generator set OEM
                     o     A major construction equipment OEM
                     o     A major engine OEM
                     o     A leading soft drink Company
                     o     A road materials handling Company
                     o     A leading food company
                     o     An important OEM forklift company
                     o     The U.S. Department of Energy
                     o     The U.S. Military
                     o     A major oil company

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

         During 2005 and 2004, two customers together accounted for approximately 45% and 37%, respectively, of the Company's consolidated net sales. In 2005, there were two customers that individually accounted for greater than 10% each of net sales, or approximately $705,000 and $424,000, while in 2004 two customers individually accounted for greater than 10% each of net sales, or approximately $523,000 and $397,000.

         At December 31, 2005 there were five customers whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 33%, 24%, 18%, 8% and 6% respectively, for a total of 89% of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations.

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

         In 2005, sales to a customer with one of the nation's largest privately held fleet of trucks and equipment, represented 28% of our consolidated net sales. This represents a 7% increase from its percentage of consolidated net sales in 2004. Sales in 2005 to this company had increased due to its integration of newly acquired equipment and increased demand for new fleet equipment purchases, and in turn, increased demand for our bypass filtration systems.

         In 2002, after extensive testing, one of the world's largest manufacturers of medium-size power generators purchased over $350,000 of product. This customer accounted for 16% of our 2004 consolidated net sales and 17% of our 2005 consolidated net sales.

INTERNATIONAL SALES

         The Company, directly and/or with the assistance of commission-based manufacturer's representatives, has established primarily non-exclusive distributors in various countries, including Denmark, South Africa, Nigeria, United Kingdom, Kuwait, United Arab Emirates, Thailand, Colombia, and others. The ultimate success of these and other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. Total international sales amounted to approximately 44% and 42% of consolidated net sales in 2005 and 2004, respectively.

MANUFACTURING AND PRODUCTION

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

         In January 2004, we received ISO 9001:2000 certification from the International Organization for Standardization. ISO 9001:2000 is a series of internationally accepted, multi-part quality management systems for industry-wide standardization applied to manufacturing and service organizations. Management believes this certification will reinforce recognition of its tangible commitment to quality control from OEMs and other potential large customers. In January and November 2005, we successfully completed surveillance audits to maintain our certification.

COMPETITION

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

         In addition, the PURADYN system is the only bypass oil filtration system designated by the California EPA as a `Pollution Prevention' technology. The certificate states in part, "The PURADYN{reg-trade-mark} system has been shown to be an effective means of extending engine oil change intervals without adversely affecting engine wear or performance."

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

         We also recently applied for a provisional patent application for improved filtration efficiency using CGP{reg-trade-mark}, a process for chemical grafting that can significantly increase the life of the filter Element and further safely extend oil drain intervals. There can be no assurance that such patents will withstand competitive threats to their patentability or, in the case of the redesigned PURADYN, be developed into commercially viable products.

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

ENGINEERING AND DEVELOPMENT

         Currently, we have two individuals directly involved in product engineering and development: a Product Engineer Manager and an Applications Engineer. In addition, we employ the services of an outside petrochemical consultant. The engineering department is also testing additional design improvements that may be candidates for patents for the Company. During the past two years our engineering department has devoted resources to improve the product's filtration efficiency and abilities to meet the customers extended drain interval requirements with the next generation of diesel engines.

         In 2005 and 2004, we spent approximately $31,000 and $65,000, respectively, on engineering research, the cost of which was not passed on to our customers.

EMPLOYEES

         At December 31, 2005, the Company had 28 employees, including 3 from Puradyn Ltd., in the following areas:

            o 9 in manufacturing, assembly, quality control, warehousing and shipping
            o    1 in purchasing
            o    2 in customer service
            o    5 in marketing and sales
            o    1 in technical support and installation assistance
            o    2 in engineering and development
            o    3 in finance
            o    2 in administrative positions
            o    3 in administration and sales

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

         In order to support its operations in Europe, Ltd. had a lease for 3,150 square feet in Devon, England, which extended through March 31, 2002, whereupon it converted to a month-to-month basis for approximately $2,000 per month. Due to anticipated increased sales activity, Ltd. moved to a 4,260 square foot facility in Devon in September 2003. They assumed the existing lease, which expired in August 2004. In September 2005, this lease was renewed with a term that expires in September 2010.

ITEM 3.  LEGAL PROCEEDINGS.

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

         On May 27, 2004, the Company filed responses to the interrogatories. The Court sent notices to certain current and one former employee of the Company to take depositions in August 2004, which were re-noticed for August 2005. The Company then filed a motion to dismiss the case and to quash plaintiff's re-notice of taking depositions. As of this date, that motion has not been heard and the case remains dormant. The Company believes the likelihood of a favorable outcome is probable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of December 31, 2005, there were approximately 285 stockholders of record of the Company's stock. The closing bid price quoted on the Over The Counter Bulletin Board for the Company's Common Stock at March 31, 2006 was $1.40. The Company currently trades under the symbol "PFTI". The transfer agent for the Company's common stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

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

      The following table sets forth for the period indicated, the high and low sales prices for the quarterly periods in 2005 and 2004.

                 QUARTER ENDED          2005 SALES PRICE  2004 SALES PRICE
                                       ------------------------------------
                                         HIGH     LOW       HIGH     LOW
                                       ------------------------------------
                 March 31                 $1.24   $0.86     $3.00    $1.91
                 June 30                  $1.04   $0.32     $2.22    $1.70
                 September 30             $1.80    $.31     $1.98    $1.10
                 December 31              $1.21   $0.51     $1.39    $0.86

         As of April 3, 2006, the high sales price for the first quarter of 2006 was $1.90, while the low for the quarter was $0.67.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

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

         Through industry data research, we have been able to identify the potential applications where management believes market penetration is most accessible. Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $13 billion potential market. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

         o A competitively priced, value-added unique product based on an advanced, patented technology
         o An alternative solution to the rising costs and increasing dependence on foreign oil
         o Providing an operational maintenance solution to end users in conjunction with existing and reasonably foreseeable federal environmental applications

         We continue to incorporate the focus of our sales strategy on individual sales and distribution efforts as well as on the development of a strong nationwide distribution network that will not only sell but also install and support our product.

         Additionally, we began to focus our sales and marketing efforts to target areas and issues specific to the bypass oil filtration industry, including cultivating an innovative outlook on oil maintenance, specifically, that oil does not need to be changed on a regular basis if kept in a clean state

         This strategy includes focus on:

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

         o 2004 announcement that Miami-Dade County, Florida has again specified the PURADYN system on new equipment purchases.
         o 2005 announcement that the puraDYN system is now being installed by one of the largest U.S. suppliers of construction aggregates upon successful conclusion of a joint test conducted with a major oil company.
         o 2006 announcement that the U.S. Military has ordered the puraDYN system installed on new trucks that Freightliner LLC is supplying for foreign military sales.
         o 2006 continued testing with the U.S. Military on use of the puraDYN system on several other applications.
         o Growth of replacement filters has been substantially increased since 2004, achieving targeted growth for this time period.

         We believe that industry acceptance resulting in sales will continue to grow in 2006; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management's expectations or result in actual revenues.

         The Company's sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the customer to test and evaluate the PURADYN system on its fleet vehicles. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long. Management believes that this evaluation period has shortened as our products gain wider acceptance, support and usage from well-known customers and OEMs.

         The Company utilizes its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. ("Ltd."), in the United Kingdom to sell the Company's products in Europe, the Middle East and Africa..

         International sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the PURADYN system represents. In 2005, total international sales accounted for 44% of the Company's consolidated net sales.

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

Results of Operations

         The following table sets forth (amounts in thousands) the Company's operating information for the years ended December 31,2005 and 2004:

                                                    (IN THOUSANDS)
                                                                     INCREASE
                                            2005          2004      (DECREASE)
                                           -------      -------      -------

         Net sales                         $ 2,475      $ 2,472      $     3

         Operating costs and expenses:
           Cost of products sold             2,420        2,526         (106)
           Salaries and wages                1,405        1,662         (257)
           Selling and administrative        1,444        1,591         (147)
                                           -------      -------      -------
                                             5,269        5,779         (510)

         Loss from operations               (2,794)      (3,307)        (513)

         Other income (expense):
           Interest income                      63           53           10
           Interest expense                   (460)        (334)        (126)
                                           -------      -------      -------
         Total other expense                  (397)        (281)        (116)

         Net loss                          $(3,191)     $(3,588)     $  (397)
                                           =======      =======      =======

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
---------------------------------------------------------------------

         NET SALES Net sales increased by approximately $3,000 from approximately $2,472,000 in 2004 to approximately $2,475,000 in 2005. The mix of product sold continues to change as the filter sales have increased slightly and unit sales have decreased slightly over last years volumes. Although the Company anticipates increased sales to customers in 2006, there can be no assurance that the sales volume generated by these customers will increase or remain at the same level in 2006.

         COST OF SALES Cost of sales decreased by approximately $106,000 from approximately $2,526,000 in 2004 to approximately $2,420,000 in 2005.

         SALARIES AND WAGES Salaries and wages decreased approximately $257,000 due to personnel changes in the sales and administrative staff.

         SELLING AND ADMINISTRATIVE EXPENSES Selling and administrative expenses decreased by approximately $147,000 from approximately $1,591,000 in 2004 to approximately $1,444,000 in 2005.

         INTEREST EXPENSE Interest expense increased by approximately $126,000 from $334,000 in 2004 to $460,000 in 2005. The Company pays interest monthly on the note payable to stockholder at the prime rate, which was 7.25% as of December 31, 2005. The increase is due to a higher principal balance of $6,071,000 and interest rate of 7.25% at December 31, 2005 as compared to a balance of $5,501,900 and an interest rate of 5.25% at December 31, 2004

Liquidity and Capital Resources
-------------------------------

         The Company's consolidated financial statements have been prepared on the basis that it will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As such, the consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has incurred net losses each year since inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

         These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company's independent auditor DaszkalBolton LLP to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2004 expressing substantial doubt about the Company's ability to continue as a going concern.

         The Company is currently addressing the liquidity and working capital issues and is in the process of attempting to raise additional capital with institutional and private investors and current stockholders.

         As of December 31, 2005, the Company had cash and cash equivalents of approximately $156,000. For the year ended December 31, 2005, net cash used in operating activities was approximately $2,227,000, which primarily resulted from the net loss of approximately $3,191,000, combined with changes in working capital amounts. Net cash used in investing activities was approximately $23,000 for purchases of property and equipment. Net cash provided by financing activities was approximately $2,050,000 for the year, primarily due to proceeds from stockholder notes of approximately $569,000 and $1,485,000 of funds from the sale of common stock to a private placement investor.

         Beginning on March 28, 2002, the Company had a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $6.1 million. Amounts drawn bear interest at the prime rate per annum (7.25% at December 31, 2005) payable monthly and were to become due and payable on December 31, 2005, or upon a change in control of the Company or consummation of any other financing over $7 million. In April 2005, the repayment date was extended to December 31,2006. In March 2006, the repayment date was further extended from December 31, 2006 to December 31, 2007. In consideration for the stockholder entering into this loan agreement, the Company has granted the stockholder a total of 475,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the dates of grant. As of December 31, 2005, the Company had drawn $6.071 million of the available funds.

         In March 2004, an existing investor purchased an additional 1,000,000 shares of common stock for $2,000,000. The funds were used to reduce the outstanding balance of the notes payable to stockholder. The Company then drew amounts as needed, for operating and capital expenditures.

         In April 2005, the repayment dates of the stockholder loan agreements were extended from December 31, 2005 to December 31, 2006.

         On October 26, 2004, the Company engaged Imperial Capital, LLC ("IC") as an exclusive financial advisor to the Company. The agreement with IC was to assist the Company in raising additional capital, as well as possibly pursuing a strategic partner from a mutually related field to enhance the Company's ability to develop business.

         In consideration for IC's services, the Company agreed to pay a $100,000 non-refundable retainer, as well as an advance for future out-of-pocket expenses incurred by IC. Upon the consummation of a transaction, as defined by the agreement, the Company will pay a success fee of 2.5% of the principal amount of any debt or equity securities sold or the consideration received from a strategic relationship. Either party upon 30-day written notice may terminate the agreement. On December 1, 2005, the Company discontinued its relationship with IC based on non-performance and the $100,000 retainer was expensed.

         At December 31, 2005, the Company had working capital of approximately $907,000 and its current ratio (current assets to current liabilities) was 1.83 to 1, as compared with working capital of approximately $1,743,000 and a current ratio of 3.33 to 1 at December 31, 2004. The Company anticipates increased cash flows from 2006 sales activity; however, additional cash will still be needed to support operations and meet working capital needs. If additional capital is not raised, budgeted sales levels are not achieved or significant unanticipated expenditures occur, the Company will have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2006. There can be no assurance that the Company will be able to raise the additional capital or that it will continue to operate as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

Reports of Independent Registered Public Accounting Firms.................29

Consolidated Financial Statements:

   Consolidated Balance Sheet - December 31, 2005........................ 30

   Consolidated Statements of Operations -
     Years ended December 31, 2005 and 2004.............................. 31

   Consolidated Statements of Changes in Stockholders' Deficit  -
     Years ended December 31, 2005 and 2004.............................. 32

   Consolidated Statements of Cash Flows - Years ended
     December 31, 2005 and 2004.......................................... 33

   Notes to Consolidated Financial Statements............................ 34

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

         NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Board of Directors and Executive Management
-------------------------------------------

Name                    Age      Position
----                    ---      --------
Joseph V. Vittoria       70      Chairman of the Board of Directors
Richard C. Ford          62      Chief Executive Officer and Director
Kevin G. Kroger          54      President, Chief Operating Officer and Director
John S. Caldwell         61      Director
Forrest D. Hayes         73      Director
Charles W. Walton        73      Director
Alan J. Sandler          67      Vice President, Chief Administrative Officer
                                 and Secretary
Cindy Lea Gimler         39      Chief Financial Officer

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

LIEUTENANT GENERAL (RETIRED) JOHN S. CALDWELL, Jr. was appointed to the Puradyn Board of Directors on August 25, 2005 and serves as Chairman of the Compensation Committee. General Caldwell served as the Army's top ranking officer for Acquisition, Logistics and Technology when he retired in January 2004. In that capacity, he was responsible to the Assistant Secretary for the direction and oversight of the Army's Research, Development and Acquisition (RDA) programs valued at approximately $20 billion per year. He was also Director of the 50,000-person Army Acquisition Workforce, responsible for personnel development and training policy and key assignment recommendations. General Caldwell currently works as Senior Vice-President of QSS Group, an IT services company supporting Federal agencies. General Caldwell holds the degrees of Bachelor of Science from the US Military Academy, West Point in New York, Master in Mechanical Engineering from Georgia Institute of Technology in Atlanta, GA, and the Industrial College of the Armed Forces.

FORREST D. HAYES was appointed to the Puradyn Board of Directors on November 10, 2005. Mr. Hayes is Chairman of the Audit Committee and a member of Compensation Committee. Mr. Hayes served as Vice President and CFO of Wastequip, Inc., a privately owned manufacturer of waste equipment in 1990 and 1991, and from 1992 to 2000, as a member of the Wastequip Board of Directors. Mr. Hayes was President and CEO of Brittany Corporation, a privately owned manufacturer of auto/truck parts from 1992 to 2000, and as Vice-Chairman through 2003. Prior to this, Mr. Hayes served as a CPA with Arthur Andersen from 1954 to 1990 in various capacities including Managing Partner, of the Cleveland and Cincinnati, Ohio offices. Currently serves on the boards of Polychem Corporation and The Town and Country Trust.

CHARLES W. WALTON, PhD. was appointed to the Puradyn Board of Directors on August 25, 2005 and is a member of the Audit Committee. Dr. Walton is Chairman of Wastequip, Inc., which he founded in 1989 with the goal of consolidating the equipment segment of the waste management industry. As a result of eighteen successful acquisitions and internal growth, Wastequip is now the largest supplier of equipment in the industry with approximately $400 million in sales and 29 manufacturing plants in North America. It was recently purchased by DLJ Merchant Banking Partners, a unit of Credit Suisse First Boston. Prior to founding Wastequip, Dr. Walton was President and Chief Executive Officer of Sudbury, Inc., a Fortune 500 diversified manufacturing company, which he co-founded in 1983. In 1987, he was awarded the Dively Entrepreneurship Award by Case Western Reserve Weather head School of Management and the Harvard Business School Club of Cleveland. Dr. Walton holds the degrees of Bachelor of Science in Foreign Service and PhD. in economics from Georgetown University, Washington, D.C.

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

Senior Management
-----------------

D. Wayne Clifton       67   Director of Sales and Marketing
Joseph J. Gaynor, Jr.  55   Director of Manufacturing and Operations
Kevin Davies           47   Managing Director, Puradyn Filter Technologies, Ltd.

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

During 2005, Puradyn's board of directors met on eight occasions. Puradyn has an audit committee and a compensation committee.

Audit Committee
---------------

         During 2005, the audit committee of the board of directors was composed of two independent directors. It operates under a written charter adopted by the board of directors. The committee members were Michael Castellano (Chairperson) and Peter H. Stephaich. On August 25, 2005, Mr. Stephaich resigned from the board with Mr. Castellano being sole member of the audit committee.

         On November 10, 2005, Mr. Castellano resigned from the board and Forrest D. Hayes was simultaneously appointed to the board of directors and chairman of the audit committee. On November 30, board member Charles W. Walton was appointed to the audit committee

         The Board has determined that Mr. Hayes satisfies the criteria as an audit committee financial expert as established by the SEC under Item 401(e) of Regulation S-B and the American Stock Exchange, and that both members of the committee are independent as that term is defined in applicable SEC Rules and OTCBB listing standards. The audit committee met four times in 2005.

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

         In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors, and the board has approved, that the audited consolidated financial statements be included in Puradyn's Form 10-KSB for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.

Submitted by the audit committee of the Board of Directors:

                      Forrest D. Hayes            Charles W. Walton

Compensation Committee
----------------------

         The compensation committee provides overall guidance for officer compensation programs, including salaries and other forms of compensation including all employee stock option grants and warrant grants to non-employees. Until August 25, 2005, the compensation committee consisted of three independent directors, Peter Stephaich (Chairperson), Ottavio Serena and Michael Castellano.

         On August 25, 2005, directors Serena and Stephaich resigned from the board, with Mr. Castellano remaining as sole member of the compensation committee. On November 10, 2005, Mr. Castellano resigned from the Board. On November 30, 2005, board members John S. Caldwell, and Forrest D. Hayes were appointed to the compensation committee. The compensation committee meets on an as needed basis and reports to the Board of Directors.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2005, the following failed to meet the Section 16 (a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners for filing on a timely basis:

                        Kevin G. Kroger - 1 late filing, 1 late transaction Joseph V. Vittoria - 1 late filing, 1 late transaction Richard C. Ford - 1 late filing, 1 late transaction Forrest D. Hayes - 1 late filing, 1 late transaction John S. Caldwell - 2 late filing, 2 late transactions Charles W. Walton - 1 late filing, 1 late transaction

Code of Ethics
--------------

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation
------------

         The following table shows, for the three year period ended December 31, 2005, the cash and other compensation paid by the Company to its Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.

                                                                   SUMMARY COMPENSATION TABLE
                                 --------------------------------------------------------------------------------------------
                                                                                                LONG TERM
                                                                                              COMPENSATION
                                                       ANNUAL COMPENSATION                       AWARDS
                                           ----------------------------------------------     -------------
                                                                           OTHER ANNUAL        SECURITIES          ALL OTHER
NAME AND                                                                  COMPENSATION($)      UNDERLYING        COMPENSATION
PRINCIPAL POSITION               YEAR      SALARY($)(3)       BONUS($)          (1)            OPTIONS(#)           ($)(2)
------------------               ----      ------------       --------    ---------------      ----------        ------------
Richard C. Ford                  2005        $124,000         $    --         $13,000              --             $     --
CEO and                          2004         208,000              --          11,000              --                   --
Director                         2003         208,000              --          13,000              --                   --

Kevin G. Kroger                  2005          98,962              --          20,294              --                2,713
President, COO and               2004         166,000              --          17,880              --                   --
COO and Director                 2003         166,000              --          21,833              --                2,372

Alan Sandler                     2005          71,154              --              --              --                   --
Vice President                   2004         100,000              --              --              --                   --
Secretary and CAO                2003         100,000              --              --              --                   --
CAO

----------
(1) This amount represents payments made by the Company for car allowances and, in the case of Mr. Kroger, also for disability insurance premiums.

(2) Other compensation represents insurance premiums paid by the Company on behalf of Mr. Kroger for term life insurance for the benefit of Mr. Kroger's family. There are no dividends or cash surrender value payable on this policy, which is renewable annually.

(3) Amounts include compensation paid. The executive officers have deferred approximately 50% of their annual salaries.

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

         As of December 31, 2005, under the Directors' Plan, options to purchase 145,000 shares of common stock were outstanding. As of December 31, 2005, under the 1996 Plan, incentive stock options to purchase 157,357 shares of common stock were outstanding and non-qualified options to purchase 585,463 shares of common stock were outstanding and, under the 1999 Plan, incentive stock options to purchase 1,174,250 shares of common stock were outstanding and non-qualified options to purchase 225,000 shares of common stock were outstanding.

Option Exercises and Holdings
-----------------------------

         The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2005 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 2005 fiscal year.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                       NUMBER OF                            NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                         SHARES                           UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS/SARS AT
                      ACQUIRED ON     VALUE REALIZED     OPTIONS/SARS AT FY-END(#)              FY-END($)(1)
                      EXERCISE(#)          ($)           EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
                      -----------     --------------     -------------------------     ----------------------------
Richard C. Ford           --               --              375,000       --               $65,000        --
Chief Executive
  Officer and
  Director

Kevin Kroger              --               --              400,000       --                  --          --
President,
  COO and
  Director

Alan Sandler              --               --                --          --                  --          --
Vice President,
  CAO and
  Secretary

----------
(1) In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $0.71, the closing price reported on December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding the Company's common stock beneficially owned on April 3, 2006 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers as reported under Item 10.Executive Compensation, and directors, and (iii) all officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire ownership within sixty (60) days. At April 3, 2006, there were 25,350,099 shares of Common Stock outstanding. The address of each of the persons set forth below is 2017 High Ridge Road, Boynton Beach, Florida 33426, except as otherwise noted.

                                                                  PERCENT OF
                                                                 COMMON STOCK
                                                   BENEFICIAL    BENEFICIALLY
   NAME AND ADDRESS OR IDENTITY OF GROUP           OWNERSHIP         OWNED
   -------------------------------------           ----------    ------------
Quantum Industrial Partners LDC ("QIP") (1)        4,570,000         18.0
Glenhill Capital Management, LP (2)                3,918,223         12.2
Richard C. Ford (3)                                3,225,651         14.2
Joseph V. Vittoria (4)                             2,878,536         10.3
Kevin G. Kroger (5)                                  700,000          3.0
Alan J. Sandler (6)                                  315,992          1.2
John S. Caldwell (7)                                                   --*
Forrest D. Hayes (8)                                                   --*
Charles W. Walton (7)                                244,000          1.0

All Officers and Directors as a group (7 persons)  5,952,846

----------
*    Less than 1%

(1) Address is c/o Curacao Corporation Company, N.V., Kaya Flamboyan, Willenstad Curacao, Netherlands, Antilles.

(2)  Address is 598 Madison Avenue, 12th Floor, New York, NY 10022.

(3) Mr. Ford serves as Chief Executive Officer and as a Director. Includes options to purchase 100,000 shares of common stock at $.56 per share through April 14, 2009, options to purchase 100,000 shares at $.21 per share through January 7, 2009, and options to purchase 175,000 shares at $.94 per share through April 1, 2009 and purchase of 1,666,667 shares of common stock at $0.30 on June 30, 2005. Also includes purchase of 1,666,666 shares of common stock at $.30 on June 10, 2005.

(4) Mr. Vittoria serves as Chairman of the Board of Directors. Includes four warrants to purchase 100,000 shares of common stock at $4.05 through March 28, 2007, 125,000 shares of common stock at $2.25 through March 14, 2008, 150,000 shares of common stock at $2.00 through February 2, 2009, and 100,000 shares of common stock at $.95 through April 14, 2010, respectively. Also includes purchase of 833,333 shares of common stock at $0.30 on June 30, 2005, and 833,333 shares of common stock at $0.30 on February 28, 2006.

(5) Mr. Kroger is President, Chief Operating Officer, and a Director. Includes options to purchase 300,000 shares of common stock at $9.25 through July 3, 2010; options to purchase 100,000 shares at $1.70 through January 10, 2013; purchase of 334,000 shares of common stock at $0.30 on June 30, 2005 and purchase of 334,000 shares of common stock at $0.30 on February 28, 2006.

(6) Mr. Sandler serves as Vice President, Chief Administrative Officer and Secretary.

(7) General Caldwell and Dr. Walton serve as Directors. Includes options to purchase 5,000 shares of common stock each at $0.42 and 2,500 shares of common stock each at $0.66, through August 25, 2010 and November 30, 2010, respectively.

(8) Mr. Hayes serves as a Director. Includes options to purchase 7,500 shares of common stock at $1.00 through November 10, 2010 and options to purchase 2,500 shares of common stock through November 30, 2010.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         Beginning on March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $6.1 million. Amounts drawn bear interest at the prime rate per annum (7.25% at December 31, 2005) payable monthly and were to become due and payable on December 31, 2005, or upon a change in control of the Company or consummation of any other financing over $7 million. In April 2005, the maturity date was extended to December 31, 2006 and then in March 2006, the maturity date was extended to December 31, 2007. In consideration for the stockholder entering into this loan agreement, the Company granted the stockholder a total of 475,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the dates of grant. As of December 31, 2005, the Company had drawn $6.071 million of the available funds.

ITEM 13. EXHIBITS

A)    INDEX TO EXHIBITS

Exhibits Description of Documents
-------- ------------------------

3.1 Amended and Restated Certificate of Incorporation of T/F Purifiner, Inc. dated December 30, 1996 (2)

3.1(a) Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (3)

3.2      Bylaws of T/F Purifiner, Inc. (1)

3.3      Memorandum and Articles of Association of TF Purifiner Ltd. (1)

Exhibits Description of Documents
-------- ------------------------
4.1      Amendment No. 1 to Registration Rights Agreement (3)

4.2      Notice of Delisting from the American Stock Exchange (12)

4.3 Notice of transfer of the Company's Common Stock from the American Stock Exchange to the Over The Counter Bulletin Board (13)

10.1     1996 Stock Option Plan (1)

10.2     1999 Stock Option Plan (4)

10.3     2000 Non-Employee Directors' Plan (5)

10.4     2002 Audit Committee Charter (8)

10.5 2002 Supply Agreement between Puradyn Filter Technologies, Inc. and Honeywell Consumer Products Group (8)

10.6 2004 Agreement between Puradyn Filter Technologies, Inc. and Imperial Capital LLP (7)

10.7 2005 Agreement between Puradyn Filter Technologies, Inc. and Biscayne Capital Markets (10)

10.8 2005 Agreement between Puradyn Filter Technologies, Inc. and CapitalLink, L.C. (10)

10.9     Change in compensatory plan (11)

14.1     Code of Ethics (8)

16       Letter on change in Certifying Accountant (9)

23.1     Consent of Independent Registered Public Accounting Firm (6)

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

(10) Incorporated by reference from the Exhibit to the company's Form 8-K, April 28, 2005, as filed with the Securities and Exchange Commission.

(11) Incorporated by reference from the Exhibit to the company's Form 8-K, June 21, 2005, as filed with the Securities and Exchange Commission.

(12) Incorporated by reference from the Exhibit to the company's Form 8-K, June 29, 2005, as filed with the Securities and Exchange Commission.

(13) Incorporated by reference from the Exhibit to the company's Form 8-K, August 22, 2005, as filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

         The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2005 and December 31, 2004 by DaszkalBolton, the Company's principal accountants:

                                              2005           2004
                                            -------        -------
                  Audit Fees                $49,000        $89,368
                  Audit-Related Fees         19,500         58,962
                  Tax Fees                       --             --
                  All Other Fees              2,251          1,500

         Audit and audit-related fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financials statements included in the Company's Forms 10-QSB for the fiscal years ended December 31, 2005 and 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Puradyn Filter Technologies Incorporated
                                                 (Registrant)


Date: April 4, 2006                 By:  /s/ Richard C. Ford
                                         -----------------------
                                         Richard C. Ford
                                         Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 4, 2006

By: /s/ Richard C. Ford
    ----------------------------------------
    Richard C. Ford
    Principal Executive Officer and Director

By: /s/ Alan J. Sandler
    ----------------------------------------
    Alan J. Sandler
    Vice President, Chief Administrative Officer and Secretary

By: /s/ Cindy Lea Gimler
    ----------------------------------------
    Cindy Lea Gimler
    Principal Financial and Accounting Officer

By: /s/ Joseph V. Vittoria
    ----------------------------------------
    Joseph V. Vittoria
    Chairman of the Board of Directors

By: /s/ Kevin G. Kroger
    ----------------------------------------
    Kevin G. Kroger, President and Chief
    Operating Officer and Director

By: /s/ John S. Caldwell
    ----------------------------------------
    John S. Caldwell, Director

By: /s/ Forrest D. Hayes
    ----------------------------------------
    Forrest D. Hayes, Director

By: /s/ Charles W. Walton
    ----------------------------------------
    Charles W. Walton, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

Report of Independent Registered Public Accounting Firm...................29

Consolidated Financial Statements:

   Consolidated Balance Sheet - December 31, 2005.........................30

   Consolidated Statements of Operations -
     Years ended December 31, 2005 and 2004...............................31

   Consolidated Statements of Changes in Stockholders' Deficit -
     Years ended December 31, 2005 and 2004...............................32

   Consolidated Statements of Cash Flows -
     Years ended December 31, 2005 and 2004...............................33

   Notes to Consolidated Financial Statements............................ 34

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Puradyn Filter Technologies Incorporated

         We have audited the accompanying consolidated balance sheet of Puradyn Filter Technologies Incorporated (the Company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puradyn Filter Technologies Incorporated at December 31, 2005, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations, its total liabilities exceed its total assets, and it has relied on cash inflows from an institutional investor and current stockholder. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ / DaszkalBolton LLP


Boca Raton, Florida
March 22, 2006, except for Note 16, as to which the date is March 29, 2006.

                    Puradyn Filter Technologies Incorporated

                           Consolidated Balance Sheet

                               December 31, 2005

Assets
Current assets:
   Cash and cash equivalents                                   $    155,557
   Accounts receivable, net of allowance for
     uncollectible accounts of $50,220                              423,041
   Inventories                                                    1,181,781
   Prepaid expenses and other current assets                        245,171
       Deferred financing costs                                      89,648
                                                               ------------
Total current assets                                              2,095,198

Property and equipment, net                                         334,615
Other noncurrent assets                                              40,930
                                                               ------------
Total assets                                                   $  2,470,743
                                                               ============

Liabilities and stockholders' deficit
Current liabilities:
   Accounts payable                                            $    270,389
   Accrued liabilities                                              747,810
   Current portion of capital lease obligation                        4,520
   Deferred revenues                                                 75,810
                                                               ------------
Total current liabilities                                         1,098,529
Capital lease obligation, less current portion                        6,060
Notes Payable - stockholder                                       6,071,000
Commitments and contingencies
Stockholders' deficit:
   Preferred stock, $.001 par value:
      Authorized shares - 500,000;
      none issued and outstanding
   Common stock, $.001 par value,
      Authorized shares - 30,000,000;
      issued and outstanding - 22,276,099                            22,276
   Additional paid-in capital                                    37,078,716
   Notes receivable from stockholders                            (1,088,590)
   Accumulated deficit                                          (40,730,646)
   Accumulated other comprehensive income                            13,398
                                                               ------------
Total stockholders' deficit                                      (4,074,846)
                                                               ------------
Total liabilities and stockholders' deficit                    $  2,470,743
                                                               ============

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated

                     Consolidated Statements of Operations

                                                          Year Ended December 31
                                                     ------------------------------
                                                          2005              2004
                                                     ------------      ------------
Net sales                                            $  2,475,285      $  2,472,059

Costs and expenses:
   Cost of products sold                                2,420,145         2,525,981
   Salaries and wages                                   1,404,788         1,661,923
   Selling and administrative                           1,444,038         1,591,100
                                                     ------------      ------------
                                                        5,268,971         5,779,004
                                                     ------------      ------------
Loss from operations                                   (2,793,686)       (3,306,945)

Other (expense) income:
        Interest income                                    63,365            53,560
        Interest expense                                 (460,473)         (334,383)
                                                     ------------      ------------
Total other expense                                      (397,107)         (280,823)
                                                     ------------      ------------

Income taxes                                                   --                --

Net loss                                             $ (3,190,794)     $ (3,587,768)
                                                     ============      ============

Basic and diluted loss per common share              $       (.16)     $      (0.21)
                                                     ============      ============

Basic and diluted weighted average common shares
         Outstanding                                   20,268,512        17,278,448
                                                     ============      ============

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated

           Consolidated Statements of Changes in Stockholders' Deficit

                                                              Notes                       Accumulated
                          Common Stock       Additional     Receivable                       Other            Total
                      --------------------     Paid-in        From        Accumulated    Comprehensive    Stockholders'
                        Shares     Amount      Capital     Stockholders     Deficit      Income (Loss)       Deficit
                      ----------   -------   -----------   ------------   ------------   -------------   ----------------
Balance at
 December 31, 2003    16,442,164   $16,442   $33,309,707   $  (992,326)   $(33,952,086)  $     (43,822)  $     (1,662,085)
Foreign currency
 translation
 adjustment                   --        --            --             --             --         (36,858)           (36,858)
Net loss                      --        --            --             --     (3,587,768)             --         (3,587,768)
Total
 comprehensive
 loss                         --        --            --             --             --              --         (3,624,626)
Exercise of
 stock options            10,000        10         9,990             --             --              --             10,000
Issuance of
 common stock
 in private
 placement, net        1,000,000     1,000     1,978,359             --             --              --          1,979,359
Issuance of
 warrants to
 stockholder                  --        --       112,500             --             --              --            112,500
Interest
 receivable
 related to
 notes  receivable
 from
 stockholders                 --        --            --        (48,198)            --              --            (48,198)
Compensation
 expense associated
 with warrant
 modification                 --        --       282,750             --             --              --            282,750
Compensation
 expense associated
 with outstanding
 variable option
 awards                       --        --      (177,058)            --             --              --           (177,058)
                      ----------   -------   -----------   ------------   ------------   -------------   ----------------
Balance at
 December 31, 2004    17,452,164   $17,452   $35,516,248   $ (1,040,524)  $(37,539,854)  $     (80,680)  $     (3,127,358)
Foreign currency
 translation
 adjustment                   --        --            --             --             --          94,079             94,079
Net loss                      --        --            --             --     (3,190,794)             --         (3,190,794)
Total
 comprehensive
 loss                         --        --            --             --             --              --         (3,096,715)
Exercise of
 stock options             3,270         3         2,933             --             --              --              2,936
Issuance of
 common stock
 in private
 placement, net
 of issuance
 costs                 4,820,665     4,821     1,477,379             --             --              --          1,482,200
Issuance of
 warrants to
 stockholder                  --        --        55,000             --             --              --             55,000
Issuance of
 warrants to
 investors                    --        --        79,908             --             --              --             79,908
Interest
 receivable
 related to
 notes
 receivable from
 stockholders                 --        --            --        (48,066)            --              --            (48,066)
Stock options
 issued to
 consultants                  --        --        45,600             --             --              --             45,600
Compensation
 expense associated
 with outstanding
 variable option
 awards                       --        --       (98,352)            --             --              --            (98,352)
                      ----------   -------   -----------   ------------   ------------   -------------   ----------------
Balance at
December 31, 2005     22,276,099   $22,276   $37,078,716   $ (1,088,590)  $(40,730,646)  $      13,398   $     (4,704,846)
                      ==========   =======   ===========   ============   ============   =============   ================

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                Condensed Consolidated Statements of Cash Flows

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                   ----------------------------
                                                                                      2005              2004
                                                                                   -----------      -----------
OPERATING ACTIVITIES
Net loss                                                                           $(3,190,794)     $(3,587,768)
                                                                                   -----------      -----------
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                                       231,119          244,248
   Provision for bad debts                                                               9,000            3,884
   Provision for obsolete and slow moving inventory                                     14,492          (14,668)
   Amortization of deferred financing costs included in  interest expense              101,197          158,422
   Interest receivable from stockholders' notes                                        (48,066)         (48,198)
   Compensation expense on stock-based arrangements with employees and vendors         125,508          105,692
   Compensation expense on option-based arrangements with consultants                  (98,352)              --
   Changes in operating assets and liabilities:
      Accounts receivable                                                               58,609         (269,979)
      Inventories                                                                       74,368          (53,473)
      Prepaid expenses and other current assets                                        166,453         (182,718)
      Other noncurrent assets                                                               --           66,667
      Accounts payable                                                                  50,153          125,095
      Accrued liabilities                                                              245,399           (6,410)
      Deferred revenues                                                                 33,419            5,930
                                                                                   -----------      -----------
Net cash used in operating activities                                               (2,227,495)      (3,453,276)
INVESTING ACTIVITIES
Purchases of property and equipment                                                    (23,012)        (132,782)
                                                                                   -----------      -----------
Net cash used in investing activities                                                  (23,012)        (132,782)
FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs                            1,482,200        1,979,359
Proceeds from exercise of stock options                                                  2,936           10,000
Proceeds from notes payable to stockholder                                           1,613,100        2,500,000
Payment of notes payable to stockholder                                             (1,044,000)      (2,000,000)
Payment of capital lease obligations                                                    (4,560)          (4,063)
                                                                                   -----------      -----------
Net cash provided by financing activities                                            2,049,676        2,485,296
Effect of exchange rate changes on cash and cash equivalents                            99,178          (36,858)
                                                                                   -----------      -----------
Net (decrease) in cash and cash equivalents                                           (101,653)      (1,137,620)
Cash and cash equivalents at beginning of period                                       257,210        1,394,830
                                                                                   -----------      -----------
Cash and cash equivalents at end of period                                             155,557          257,210
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                                 240,118      $   195,129
                                                                                   ===========      ===========
NONCASH INVESTING AND FINANCING ACTIVITIES
Warrants issued for deferred financing and capital raising costs                   $    55,000      $   112,500
                                                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

                    Puradyn Filter Technologies Incorporated

                   Notes to Consolidated Financial Statements

                               December 31, 2005

1. SIGNIFICANT ACCOUNTING POLICIES

Organization

Puradyn Filter Technologies Incorporated (the "Company"), a Delaware corporation, is engaged in the manufacturing, distribution and sale of bypass oil filtration systems under the trademark Puradyn{reg-trade-mark} primarily to companies with large fleets of vehicles and secondarily to original vehicle equipment manufacturer aftermarket programs. The Company holds the exclusive worldwide manufacturing and marketing rights for the Puradyn products pursuant to licenses for two patents and through direct ownership of various other patents.

Puradyn Filter Technologies, Ltd. (Ltd.), a wholly owned subsidiary in the United Kingdom, sells and distributes the Company's products in Europe, the Middle East and certain African countries. The results of the operations of Ltd. have been included in the Company's statements of operations since Ltd.'s formation on June 1, 2000.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB), issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. Small business filers will be required to adopt the provisions of SFAS No. 123R in the first interim or annual reporting period beginning after December 15, 2005. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As a result of this pronouncement, the Company's income statement would have reflected approximately $227,000 of future compensation expense. On December 22, 2005, the board of directors approved the acceleration of vesting rights with respect to options issued to employees, officers and directors to purchase 197,000 shares of common stock of the Company, thus eliminating future expenses related to these previously issued options.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs: an Amendment to ARB No. 43" (SFAS 151). This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight, handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. Consequently, the Company adopted the standard in 2005 and it did not have a material effect on the Company's financial position or the results of its operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2005 and December 31, 2004, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2005 because of their short-term natures.

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

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $101,197 and $139,672 for the years ended December 31, 2005 and 2004, respectively. The deferred financing costs related to the $2.5 million commitment provided by the Company's stockholder, who is also a Board Member, totaled $318,000 and were initially amortized over the nine-month draw down period ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003. On March 14, 2003, the Company recorded additional deferred financing costs of $214,400 related to an additional $3.5 million commitment provided by the same stockholder, with a maturity date of December 31, 2004. The $214,400 of deferred financing costs is being amortized over the maturity period. In addition, the repayment period for the $2.5 million commitment was extended to December 31, 2004. Effective March 14, 2003, the Company began amortizing the then remaining deferred financing costs for the $2.5 million commitment prospectively over the extended maturity period. On February 2, 2004 the maturity period for both commitments were extended to December 31, 2005 (see Note 2). On April 13, 2005 the maturity date for both commitments were further extended to December 31, 2006. Accumulated amortization of deferred financing costs as of December 31, 2005 was $591,502.

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

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2005:

        Balance as of December 31, 2004                  $ 44,203
        Less: Payments made                               (11,686)
        Change in prior period estimate                     1,201
        Add: Provision for current period warranties       36,652
                                                         -------
        Balance as of December 31, 2005                  $ 70,370
                                                         =======

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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions as reported in the consolidated statement of changes in stockholders' equity (deficit). Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd. Comprehensive income as of December 31, 2005 and 2004 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a 100% valuation allowance.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2005 and 2004, advertising costs incurred by the Company totaled approximately $25,000 and $44,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2005 and 2004, engineering and development costs incurred by the Company totaled approximately $31,000 and $65,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2005 and 2004 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the years ended December 31, 2005 and 2004, the Company recorded a foreign currency exchange rate loss of approximately $131,000 and a gain of approximately $43,000, respectively, which is included in selling and administrative expenses in the accompanying consolidated statements of operations.

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

Pro forma information regarding net loss and loss per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                         Year Ended December 31
                                                     -----------------------------
                                                        2005               2004
                                                     -----------       -----------
Net loss as reported                                 $(3,190,794)      $(3,587,768)
Stock-based employee compensation cost
 (intrinsic value method)                                     --                --

Fair value method stock option expense                    16,271          (602,182)
                                                     -----------       -----------
Pro forma net loss                                   $(3,174,523)      $(4,189,950)
                                                     ===========       ===========
Loss per common share:
  Basic and diluted loss as reported                 $     (0.16)      $     (0.21)
  Basic and diluted loss pro forma                   $     (0.16)      $     (0.24)
Weighted average fair value per option granted
  during the period(1)                               $       .54       $      1.13
Assumptions:
     Average risk free interest rate                        3.90%             3.10%
     Average volatility factor                             .7314             1.014
     Expected dividend yield                                   0%                0%
     Expected life (in years)                               5.00              5.00

----------
(1) A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash and cash equivalents by maintaining its cash and cash equivalents with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $100,000 are at risk. At December 31, 2005, the Company did not have a cash balance above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by five customers at December 31, 2005 whose trade receivable balances each represented approximately 33%, 24%, 18%, 8% and 6% for a total of 89% of total accounts receivable. The loss of business from one or a combination of the Company's significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company's operations.

Basic and Diluted Loss Per Share

The Company follows SFAS No. 128, Earnings Per Share (SFAS 128), which requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 3,107,070 in 2005 and 2,901,070 in 2004. In March 2004, the Company issued 1,000,000 shares of common stock to a private placement investor (see Note 12).

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company's independent registered public accounting firm DaszkalBolton LLP to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2005 expressing substantial doubt about the Company's ability to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials, and the company expects to see results from these reductions, as well as other cost reduction plans through 2006. Additionally, the Company is reviewing cost of material increases, which are expected to be passed through to its customers as product price increases.

The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $2,227,000 and $3,453,000 during the years ended December 31, 2005 and 2004, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

On February 2, 2004, the stockholder amended the original loan agreements to extend the maturity dates to December 31, 2005 and to waive the funding requirement mandating maturity terms until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs.

In April 2005, the maturity date of the loan agreement was extended to December 31, 2006. As consideration of this extension, this stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. In March 2006, the stockholder extended the maturity date of the loan agreement to December 31, 2007.

The Company experienced a modest reduction in cash used in operations in 2005 and anticipates additional reductions in cash used in operations in 2006; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder, the funds received from its recent current private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through October 2006. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2006. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3. INVENTORIES

At December 31, 2005, inventories consisted of the following:

         Raw materials             989,389
         Finished goods            363,041
         Valuation allowance      (170,650)
                                 ---------
                                 1,181,781
                                 =========

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2005, prepaid expenses and other current assets consisted of the following:

         Prepaid expenses                                        131,663
         Current portion of refundable security deposit           66,667
         Deferred costs related to deferred revenue               46,841
                                                                 -------
                                                                 245,171
                                                                 =======

5. PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consisted of the following:

         Machinery and equipment                                  1,028,418
         Furniture and fixtures                                      94,516
         Leasehold improvements                                     122,622
         Website development                                         72,960
         Computer hardware and software                             115,691
                                                                 ----------
                                                                  1,434,207
         Less accumulated depreciation and amortization          (1,099,592)
                                                                 ----------
                                                                    334,615
                                                                 ==========

Depreciation and amortization expense of property and equipment for the years ended December 31, 2005 and 2004 is $231,119 and $244,248, respectively, of which approximately $158,000 and $156,000 is included in cost of products sold and approximately $72,000 and $88,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

6.  LEASES

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term noncancellable lease agreement, which contains renewal options and rent escalation clauses. A $235,000 security deposit was paid in 2002, which will be refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no Event of Default, as defined, by the Company. Of this amount, $66,667 was paid to the Company in November 2003, January 2005 and January 2006, respectively. As of December 31, 2005, $66,667 is included in prepaid expenses and other current assets and the remainder is included in other noncurrent assets in the accompanying consolidated balance sheet. The total minimum lease payments over the term of the lease aggregate approximately $774,000. The terms of the lease include a period of free rent and scheduled annual rate increases. As such, rent expense is recognized on a straight-line basis over the 68-month term of the lease.

The Company leases a condominium in Ocean Ridge, Florida to provide accommodations for Company use. The lease is renewable annually and is paid in two six-month installments.

The Company's wholly owned subsidiary, Ltd., rented office space in Devon, England under a lease that extended through March 31, 2002 and was subsequently extended on a month-to-month basis. In September 2003, Ltd. moved to new office space by assuming the existing lease, which expired in August 2004 and was renegotiated in September 2005 and expires in September 2010. Rent expense under all operating leases for the years ended December 31, 2005 and 2004 totaled approximately $308,000 and $274,000, respectively, of which approximately $223,000 and $210,000 is included in cost of products sold and approximately $85,000 and $64,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

In December 2003, the Company entered into a capital lease obligation for the purchase of approximately $19,000 of office equipment, which is included in property and equipment, net of approximately $9,000 of accumulated amortization, in the accompanying consolidated balance sheet.

Future minimum lease commitments due for facilities and equipment leases under noncancellable capital and operating leases at December 31, 2005 are as follows:

                                                                       OPERATING
                                                  CAPITAL LEASES        LEASES
                                                    --------           --------
         2006                                       $  5,922           $205,551
         2007                                          5,922            210,237
         2008                                             --            145,778
         2009                                             --             49,357
         20010 and thereafter                             --             36,546
                                                    --------           --------
         Total minimum lease payments                 11,844           $610,922
                                                                       ========
         Less amount representing interest            (1,264)
                                                    --------
         Present value of minimum lease payments
          including current portion of $4,520       $ 10,580
                                                    ========

7. ACCRUED LIABILITIES

At December 31, 2005, accrued liabilities consisted of the following:

         Accrued wages and benefits                              $378,845
         Accrued expenses relating to vendors and others          123,378
         Deferral of straight-line rent expense                    60,843
         Reclassified accounts receivable credit balances          88,931
         Accrued warranty costs                                    70,370
         Accrued interest payable relating to stockholder notes    25,443
                                                                 --------
                                                                 $747,810
                                                                 ========

8. LONG-TERM DEBT

NOTES PAYABLE TO STOCKHOLDER

Beginning on March 28, 2002 the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the prime rate per annum (7.25% at December 31, 2005), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. In March 2006, the maturity date for the agreement was extended to December 31, 2007.

At December 31, 2005, the Company had drawn $6.071 million of the available funds.

In April 2005, the maturity date of the agreement was extended from December 31, 2005 to December 31, 2006. As consideration of this extension, this stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant, for a period of five years.

During the years ended December 31, 2005 and 2004, the Company incurred interest expense of approximately $256,000 and $191,000, respectively, on its draws, which is included in interest expense in the accompanying consolidated statements of operations.

MATURITIES OF LONG-TERM OBLIGATIONS FOR FIVE YEARS AND BEYOND

Long-term obligations consisted of the following at December 31, 2005:

         Notes payable to stockholder          $ 6,071,000
         Capital lease obligation                   10,580
                                               -----------
                                                 6,081,580
         Less: current maturities                   (4,520)
                                               -----------
                                               $ 6,077,060
                                               ===========

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2005 were:

         2006          $    4,520
         2007           6,077,060
                       ----------
                       $6,081,580
                       ==========

9.  INCOME TAXES

The United States and foreign components of loss from continuing operations before income taxes are as follows for the years ended December 31:

                                                 2005                  2004
                                             -----------           -----------
         United States                       $(2,746,846)          $(3,365,968)
         Foreign                                (443,948)             (221,799)
         Intercompany elimination                     --                    --
                                             -----------           -----------
         Loss from continuing operations
           before income taxes               $(3,190,794)          $(3,587,768)

The significant components of the Company's net deferred tax assets are as follows for the years ended December 31:

         Deferred tax assets:                        2005              2004
                                                 ------------      ------------
            Net operating loss carryforwards     $ 12,173,178      $ 11,155,010
            Depreciation and amortization              82,007            90,904
            Accrued expenses and reserves              87,982            70,099
            Impairment loss                            78,304            78,304
            Compensatory stock options
             and warrants                              57,354            57,354
            Capital Loss Carryover                     40,842            40,632
            Other                                      16,802            16,421
                                                 ------------      ------------
         Total deferred tax assets                 12,536,469        11,508,724
         Valuation allowance                      (12,536,469)      (11,508,724)
                                                 ------------      ------------
         Net deferred tax assets                 $         --      $         --
                                                 ============      ============

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $12,536,469 against its net deferred taxes is necessary as of December 31, 2005. The change in valuation allowance for the years ended December 31, 2005 and 2004 is $1,027,745 and $1,259,407 respectively.

At December 31, 2005, the Company had approximately $33,701,720 of U.S. net operating loss carryforwards remaining, which expire beginning in 2020. The Company will record the benefit of approximately $1,352,000 of the net operating loss carryforwards through additional paid-in capital if and when the net operating loss carryforwards are utilized, as such amounts relate to the unrecognized tax benefit from stock option exercises.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

A reconciliation of the Company's income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

                                                 2005             2004
                                                ------           ------
         Federal statutory taxes                (34.00)%         (34.00)%
         State income taxes,
          net of federal tax benefit             (3.63)           (3.63)
         Nondeductible items                      0.20             0.23
         Change in valuation allowance           37.74            37.42
         Other                                    (.31)            (.02)
                                                ------           ------
                                                    --%              --%
                                                ======           ======

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

In May 1994, the Company and the patent owner entered into a settlement agreement relating to royalties under which the patent owner was entitled to a minimum annual royalty of $24,000, payable in monthly installments of $2,000. In February 1997, the patent owner filed an action against the Company for nonpayment of approximately $20,000 of royalties claimed by him, seeking a permanent injunction against the Company's manufacturing and selling of the covered Purifiner products. On March 2, 1999, the trial court ruled that the patent owner was not entitled to any injunctive relief but was entitled to $20,169 in past royalties, which the Company paid. The patent owner filed a motion for additional damages and attorney fees and on December 13, 2000, the Court found the patent owner was entitled to an additional $15,505. The Company appealed that judgment but paid the additional judgment. Thereafter, on February 22, 2002, the trial court ordered the Company to pay the sum of $18,049 for the patent owner's attorney's fees and court costs, for which the Company posted a bond in the amount of $22,238 to secure payment. That order was appealed and combined with the first appeal. On April 24th, 2002, the judgment for attorney's fees and court costs was reversed. In May 2002, the bond was discharged and in June 2002, the funds were released to the Company. In April 2003, the patent owner posed two discovery requests, in order to extend the time remaining before automatic dismissal of his claim. On May 27, 2004, the Company filed responses to the interrogatories. The Court sent notices to certain current and one former employee of the Company to take depositions in August 2004, which were re-noticed for August 2005. The Company then filed a motion to dismiss the case and to quash plaintiff's re-notice of taking depositions. As of this date, that motion has not been heard and the case remains dormant. The Company believes the likelihood of a favorable outcome is probable.

INVESTMENT BANKING AGREEMENTS

On October 26, 2004, the Company engaged Imperial Capital, LLC ("IC") as an exclusive financial advisor to the Company. IC was to assist the Company in raising additional capital, as well as possibly pursuing a strategic partner from a mutually related field to enhance the Company's ability to develop business.

In consideration for IC's services, the Company agreed to pay a $100,000 non-refundable retainer, as well as an advance for future out-of-pocket expenses incurred by IC. Upon the consummation of a transaction, as defined by the agreement, the Company will pay a success fee of 2.5% of the principal amount of any debt or equity securities sold or the consideration received from a strategic relationship. Either party upon 30-day written notice may terminate the agreement and on December 1, 2005, the Company exercised its option to terminate the agreement, effective date December 31, 2005. There were no additional fees incurred.

On April 21, 2005, the Company entered into an agreement with Biscayne Capital Markets, Inc. ("BCMI"), an investment-banking firm, to provide assistance in obtaining financing. The Company agreed to pay a fee of 7% of gross proceeds received by the Company as a result of services performed under the agreement. Fees paid in consideration of services rendered are based upon performance and there is no obligation to pay any fees unless financing is closed.

On April 28, 2005, the Company entered into a one-year non-exclusive agreement with CapitalLink, L.C., an investment-banking firm, to assist in additional financing. The Company agreed to pay a fee of 7% of gross proceeds received by the Company as a result of services performed under the contract, as well as reimbursement of pre-approved out-of-pocket expenses.

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

On October 3, 2005, the Company agreed to extend the exercise date to December 31, 2007 for the aggregate 17,500 shares of common stock issued to two directors that resigned from the board of directors on August 23, 2005. As per the terms outlined in the 2000 Non-Employee Directors Stock Option Plan, #6 (b) Option Expiration, the resigning directors would have had (i) 5 years after the date of grant or (ii) one year after their August 23, 2005 resignation from the board of directors to exercise all vested options.

On November 10, the Company agreed to extend the exercise date to December 31, 2007 for 10,000 shares of common stock issued to a director that resigned from the board of directors on November 10, 2005. As per the terms outlined in the 2000 Non-Employee Directors Stock Option Plan, #6 (b) Option Expiration, the resigning directors would have had (i) 5 years after the date of grant or (ii) one year after their August 23, 2005 resignation from the board of directors to exercise all vested options.

During each of 2005 and 2004, 25,000 and 27,500 of options were issued to non-employee Directors.

Additional information concerning the activity in the three option plans is as follows:

                                                        2005                                2004
                                            -------------------------           -------------------------
                                                              WEIGHTED                            WEIGHTED
                                                              AVERAGE                             AVERAGE
                                                              EXERCISE                            EXERCISE
                                             OPTIONS           PRICE            OPTIONS            PRICE
                                            ---------          ------           ---------          ------
Outstanding, beginning of year              2,326,070          $ 3.68           2,338,570          $ 3.75
   Granted                                    228,270             .88             107,500            1.76
   Exercised                                   (3,270)           1.05             (10,000)           1.00
   Cancelled                                 (154,500)           3.30            (110,000)           3.75
   Expired                                   (244,500)           5.73                  00              --
                                            ---------          ------           ---------          ------
Outstanding, end of year                    2,152,070            3.18           2,326,070            3.68
                                            =========                           =========
Exercisable, end of year                    2,118,320          $ 3.22           2,041,320          $ 3.88
                                            =========                           =========
Options available for
 future grant, end of year                  1,129,485                             958,755
                                            =========                           =========

Summarized information with respect to options outstanding under the three option plans at December 31, 2005 is as follows:

                                      OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                    --------------------------------------------------------        -------------------------------
                                          REMAINING
                                           AVERAGE              WEIGHTED                                WEIGHTED
   RANGE OF            NUMBER            CONTRACTUAL             AVERAGE              NUMBER             AVERAGE
EXERCISE PRICE      OUTSTANDING         LIFE (IN YEARS)       EXERCISE PRICE        EXERCISABLE      EXERCISE PRICE
--------------      -----------         ---------------       --------------        -----------      --------------
 $ .21 - $1.70      $1,101,900                5.6              $     .88             1,069,400      $     .89
  1.86 - 4.50          549,295                3.6                   2.50               548,045           2.50
  4.81 - 6.81           13,375                 .4                   6.06                13,375           6.06
  8.50 - 9.25          487,500                2.1                   9.07               487,500           9.07
                     ---------               ----              ---------             ---------      ---------
         Totals      2,152,070               4.05              $    3.18             2,118,320      $    3.22
                     =========               ====              =========             =========      =========

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

On June 29,2005 the Company extended the expiration date of the exercise period of 11,650 partially vested stock options for a terminated employee who left the company in May, 2005. The exercise price of the options ranges from $.38 to $2.15. In accordance with SFAS 123, incremental compensation cost was recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company recorded approximately $1,648 of compensation expense related to this modification, which was included in the consolidated statement of operations for the year ended December 31, 2005.

On December 22, 2005, the board of directors approved the acceleration of vesting rights with respect to options issued to employees, officers and directors to purchase 197,000 shares of common stock of the Company. Of the options vested, options to purchase approximately 143,000 shares were held by the Company's executive officers and directors. No other changes were made with respect to the option grants.

The vesting of such options will eliminate future compensation expense of approximately $227,000, that the Company would otherwise recognize in its income statement with respect to these options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation expense associated with stock options be recognized in the income statement, rather than as footnote disclosure in the Company's consolidated financial statements, effective for the first fiscal year that begins after December 15, 2005.

12. COMMON STOCK

In April 2005, a majority stockholder and board member was granted 100,000 warrants to purchase common stock, in consideration for extending the repayment period of the notes payable to stockholder from December 31, 2005 to December 31, 2006, The fair value of the warrants was estimated at $55,000 on the date of grant using a Black-Scholes option-pricing model, and was recorded as a deferred financing cost. (see Note 2).

On March 12, 2004, the Company received gross cash proceeds of $2.0 million from the sale of 1.0 million shares of common stock from its private placement offering. The funds were used to reduce the outstanding principal balance of the notes payable to stockholder. The Company then drew amounts, per the terms of the stockholder commitment letters dated March 28, 2002 and March 14, 2003, and amendments thereto, as needed, for operating and capital expenditures. The related offering costs were $35,520.

During June and July 2005, the Company received cash proceeds of 1.48 million from the sale of 4,820,664 shares of common stock from a private placement offering. The funds were used for corporate purposes and to reduce the outstanding principle balance of the notes payable to stockholder. Additionally, warrants in the amount of 400,000 and 80,000 were offered to two separate participants in the private placement at a price of $0.80 per each share of common stock with an exercise date of June 17, 2006, and an expiration date of June 17, 2008. The fair value of the warrants were estimated at $124,000 and $22,000, respectively, on the date of grant, using a Black-Scholes option-pricing model. Approximately $67,000 and $13,000, respectively, were recorded as stock based compensation expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

13. WARRANTS

At December 31, 2005 and 2004, 955,000 and 575,000 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and have expiration dates ranging from March 28, 2007 to April 13, 2010. Information concerning the Company's warrant activity is as follows:

                                                   2005                       2004
                                           --------------------       -------------------
                                             WEIGHTED AVERAGE           WEIGHTED AVERAGE
                                                 EXERCISE                   EXERCISE
                                           --------------------       -------------------
                                            OPTIONS       PRICE       OPTIONS       PRICE
                                           --------       -----       -------       -----
Outstanding, at the beginning of year       575,000       $2.56       440,000       $2.79
   Granted                                  580,000         .83       150,000        2.00
   Exercised                                     --          --            --          --
   Expired                                 (200,000)       2.44       (15,000)       3.50
                                           --------       -----       -------       -----
Outstanding, at the end of year             955,000       $1.53       575,000       $2.56
                                           --------       -----       -------       -----

In consideration of the stockholder loan agreement (Item 12), the Company has granted the stockholder a total of 475,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the dates of grant. On March 28, 2002, the Company recorded a deferred charge of $318,000 . The deferred charge was initially amortized over the commitment period and subsequently revised to include the repayment period, as amended. During the years ended December 31, 2005 and 2004, the Company had amortized approximately $22,000 and $45,000 of such costs, respectively, which are included in interest expense in the accompanying consolidated statements of operations.

On March 14, 2003, the Company recorded a deferred charge of $212,500. The deferred charge is being amortized over the repayment period of 21.5 months.

During the years ended December 31, 2005 and 2004, the Company had amortized approximately $79,000 and $94,000 respectively, which is included in interest expense in the accompanying 2005 consolidated statement of operations.

On December 15, 2004, the Company extended the life of a director's warrants by one year. The expiration date of the warrant was extended from December 2004 to December 2005. The fair value of the modified warrant was estimated at the date of grant using a Black-Scholes option pricing model and the difference in the fair value of the old award and the new award was estimated to be $20,000.

During June and July 2005, the Company received cash proceeds of 1.48 million from the sale of 4,820,664 shares of common stock from a private placement offering. The funds were used for corporate purposes and to reduce the outstanding principle balance of the notes payable to stockholder. Additionally, warrants in the amount of 400,000 and 80,000 were offered to two separate participants in the private placement at a price of $0.80 per each share of common stock with an exercise date of June 17, 2006, and an expiration date of June 17, 2008.

14. MAJOR CUSTOMERS

During 2005 and 2004, two customers together accounted for approximately 45% and 37%, respectively, of the Company's net sales. In 2005 there were two customers that individually accounted for greater than 10% of net sales, or approximately $705,000 and $424,000, while in 2004 there were two customers that individually accounted for greater than 10% of net sales, or approximately $523,000 and $397,000. There were five customers at December 31, 2005 whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 33%, 24%, 18%, 8% and 6% respectively, of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations.

15. GEOGRAPHIC INFORMATION

The Company has two lines of product, which it manufactures and distributes from its locations in the United States and the United Kingdom. Information with respect to sales activity and long-lived assets (consisting entirely of property and equipment) in the United States and United Kingdom is as follows:

                                                 YEAR ENDED DECEMBER 31
                                            ------------------------------
                                               2005                2004
                                            ----------          ----------
         Net sales:
           United States                    $1,764,343          $1,686,775
           United Kingdom                      710,942             785,284
                                            ----------          ----------
                                            $2,475,285          $2,472,059
                                            ==========          ==========

         Long-lived assets by area:
           United States                    $  303,425
           United Kingdom                       31,190
                                            ----------
                                            $  334,615
                                            ==========

16. SUBSEQUENT EVENTS

On February 28, 2006, Puradyn Filter Technologies Inc. (the Company,) received cash proceeds of $910,000 from five accredited investors for the purchase of 3,033,333 shares of common stock at $0.30 per share.

The purchase price of $0.30, previously agreed upon and approved by the Board of Directors, was discounted as part of the June 2005 Equity Placement Offering, wherein these five investors funded 50% of their total predetermined contribution at that time. The 2005 funds were contributed with the understanding that the 50% balance of investment would be offered at the same purchase price as the initial offering.

Inasmuch each of the investors had a preexisting relationship with the issuer, are stockholders and/or are members of management, are accredited and sophisticated investors, the issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On March 29, 2006, the repayment date of the stockholder loan was extended from December 31, 2006 to December 31, 2007.