Form 10QSB
period 2006-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2006-05-15
CIK 1019787

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 _______________

                                   FORM 10-QSB
                                 _______________

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

               For the transition period from ________________ to

                         Commission file number 0-29192

                                 _______________

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                 ----------------------------------------------
                 (Name of small business issuer in its charter)
                                 _______________


           Delaware                                             14-1708544
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)


               2017 High Ridge Road, Boynton Beach, Florida 33426
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (561) 547-9499
                            -------------------------
                            Issuer's telephone number


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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of May 12, 2006, there were 25,349,432 shares of registrant's common stock outstanding, par value $.001.

================================================================================

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB


Part I.    Financial Information

                                                                            Page
                                                                            ----
Item 1.    Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheet - March 31, 2006.........  3

               Condensed Consolidated Statements of Operations -
               Three months ended  March 31, 2006 and 2005...................  4

               Condensed Consolidated Statements of Cash Flows -
               Three months ended March 31, 2006 and 2005....................  5

               Condensed Consolidated Statement of Stockholders' Deficit.....  6

               Notes to Condensed Consolidated Financial Statements..........  7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 15

Item 3.        Controls and Procedures....................................... 19


Part II.   Other Information


Item 1.        Legal Proceedings............................................. 20

Item 2.        Changes in Securities and Use of Proceeds..................... 20

Item 3.        Default Upon Senior Securities................................ 20

Item 4.        Submission of Matters to a Vote of Security Holders........... 20

Item 5.        Other Information............................................. 20

Item 6.        Exhibits and Reports on Form 8-K.............................. 20

Signatures................................................................... 21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheet
                                 March 31, 2006
                                   (Unaudited)

 Assets
 Current assets:
     Cash and cash equivalents                                                          41,896
     Accounts receivable, net of allowance for uncollectible accounts of $24,795       468,530
     Inventories                                                                     1,148,278
     Prepaid expenses and other current assets                                         184,125
     Deferred financing costs                                                           71,311
                                                                                   -----------
Total current assets                                                                 1,914,140

Property and equipment, net                                                            283,913

Other noncurrent assets                                                                 40,930
                                                                                   -----------
Total assets
                                                                                     2,238,983
                                                                                   ===========

Liabilities and stockholders' deficit Current liabilities:
     Accounts payable                                                                  168,594
     Accrued liabilities                                                               766,137
     Current portion of capital lease obligation                                         4,519
     Deferred revenue                                                                   83,690
                                                                                   -----------

Total current liabilities                                                            1,022,940

Capital lease obligation, less current portion                                           4,843
Notes Payable to stockholder                                                         5,511,000
                                                                                   -----------
Total Liabilities                                                                    6,538,783

Commitments and Contingencies's                                                             --

Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                           --
         None issued and outstanding
     Common stock, $.001 par value:
         Authorized shares - 30,000,000
         Issued and outstanding - 25,349,432                                            25,350
     Additional paid-in capital                                                     38,052,229
     Notes receivable from stockholders                                             (1,100,442)
     Accumulated deficit                                                           (41,280,392)
     Accumulated other comprehensive income                                              3,457
                                                                                   -----------
Total stockholders' deficit                                                         (4,299,800)
                                                                                   -----------
Total liabilities and stockholders' deficit
                                                                                     2,238,983
                                                                                   ===========


     See accompanying notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)



                                                   Three Months Ended
                                                       March 31,
                                                 2006            2005
                                             ------------    ------------

Net sales                                    $    822,743    $    597,693


Costs and expenses:
     Cost of products sold                        615,377         624,514
     Salaries and wages                           335,430         368,517
     Selling and administrative                   268,179         359,649
     Stock-based compensation                      36,586         (34,215)
                                             ------------    ------------
                                                1,255,572       1,318,465
                                             ------------    ------------
Loss from operations                             (432,829)       (720,772)

Other income (expense):
     Interest income                               12,295          12,667
     Interest expense                            (129,212)       (113,642)
                                             ------------    ------------
Total other income (expense)                     (116,917)       (100,975)
                                             ------------    ------------

Net loss before income tax expense           $   (549,746)   $   (821,747)
                                             ============    ============
Income tax expense                                     --              --
                                             ------------    ------------
Net loss                                         (549,746)       (821,747)
                                             ============    ============

Basic and diluted loss per common share      $      (0.02)   $      (0.05)
                                             ============    ============

Weighted average common shares outstanding     23,776,654      17,455,434
                                             ============    ============









See accompanying notes tocondensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                   2006         2005
                                                                                ---------    ---------
  OPERATING ACTIVITIES
  Net loss                                                                      $(549,746)   $(821,747)

  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                               52,745       61,260
       Provision for bad debts                                                      6,172       (2,409)
       Provision for obsolete and slow moving inventory                           (17,483)      20,482
       Amortization of deferred financing costs included in interest expense       18,337       33,961
       Interest receivable from notes receivable from stockholders                (11,852)     (11,852)
       Compensation expense on stock-based arrangements with employees and
           vendors                                                                 36,586      (34,215)
       Changes in operating assets and liabilities:
           Accounts receivable                                                    (51,660)      90,043
           Inventories                                                             48,907       73,236
           Prepaid expenses and other current assets                               61,046       38,551
           Accounts payable                                                      (101,795)       6,180
           Accrued liabilities                                                     48,327       99,445
           Deferred revenues                                                        7,880       12,657
                                                                                ---------    ---------
  Net cash used in operating activities                                          (450,458)    (434,408)
  INVESTING ACTIVITIES
  Purchases of property and equipment                                              (1,675)          --
                                                                                ---------    ---------
  Net cash used in investing activities                                            (1,675)          --
  FINANCING ACTIVITIES
  Proceeds from sale of common stock                                              910,000           --
  Proceeds from exercise of stock options                                              --        3,423
  Proceeds from  issuance of notes payable to stockholder                         187,000      648,100
  Payment of notes payable to stockholder                                        (747,000)          --
  Payment of capital lease obligations                                             (1,218)      (1,095)
                                                                                ---------    ---------
  Net cash provided by financing activities                                       348,782      650,428
  Effect of exchange rate changes on cash and cash equivalents                    (10,310)      11,037
                                                                                ---------    ---------
  Net (decrease) increase in cash and cash equivalents                           (115,739)     227,057
  Cash and cash equivalents at beginning of period                                155,557      257,210
                                                                                ---------    ---------
                                                                                ---------    ---------
  Cash and cash equivalents at end of period                                    $  41,896    $ 484,267
                                                                                =========    =========
  SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                        $  92,116    $  49,852
                                                                                =========    =========
  NONCASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued in settlement of accrued bonus                            $  30,000           --
                                                                                =========    =========
  Warrants issued in connection with financing costs                            $      --      112,500
                                                                                =========    =========


See accompanying notes to condensed consolidated financial statements

                    Puradyn Filter Technologies Incorporated
           Consolidated Statements of Changes in Stockholders' Deficit

                                                                                                            Accumulated
                                                                                   Notes                       Other
                                                                  Additional    Receivable                 Comprehensive  Total
                                                Common Stock       Paid-in         From       Accumulated     Income   Stockholders'
                                            Shares      Amount     Capital     Stockholders     Deficit       (Loss)     Deficit
                                         ------------  --------  ------------  ------------  -------------   --------  ------------
 Balance at December 31, 2005              22,276,099  $ 22,276  $ 37,078,716  $ (1,088,590) $ (40,730,646)  $ 13,398  $ (4,704,846)
 Foreign currency translation adjustment           --        --            --            --             --     (9,941)       (9,941)

 Net loss                                          --        --            --            --       (549,746)        --      (549,746)
                                                                                                                       ------------
 Total comprehensive loss                          --        --            --            --             --         --      (559,687)
 Issuance of common stock in
    private placement , net                 3,033,333     3,034       906,967            --             --         --       910,001
 Warrants
    issued to investors                            --        --        36,099            --             --         --        36,099
 Shares Issued  in lieu of employee bonus      40,000        40        29,960            --             --         --        30,000
 Interest receivable related to notes
    receivable from stockholders                   --        --            --       (11,852)            --         --       (11,852)
 Compensation expense associated with
    outstanding option awards                      --        --           487            --             --         --           487
                                         ------------  --------  ------------  ------------  -------------   --------  ------------
 Balance at March 31, 2006                 25,349,432  $ 25,350  $ 38,052,229  $ (1,100,442) $ (41,280,392)  $  3,457  $ (4,299,800)
                                         ============  ========  ============  ============  =============   ========  ============














     See accompanying notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


1. BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to Puradyn Filter Technologies Incorporated's (the Company) consolidated financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company's independent auditor Daszkal Bolton, LLP to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2005 expressing substantial doubt about the Company's ability to continue as a going concern.

Additionally, the Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company is in the process of aggressively seeking to raise capital and is exploring financing availability and options with investment bankers, funds, private sources, members of management and existing stockholders. The Company has implemented further measures to preserve its ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiation of creditor and collection arrangements. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.


Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 3,124,570 and 2,816,070 for the three months ended March 31, 2006 and 2005, respectively.

Stock Compensation

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosures." Under the intrinsic value method, the recorded stock-based compensation expense was related to the amortization of the intrinsic value of stock options issued and other equity-based awards issued by the Company. Options granted with exercise prices equal to the grant date fair value of the Company's stock have no intrinsic value and therefore no expense was recorded for these options under APB 25. For stock options whose exercise price was below the grant date fair value of the Company's stock, the difference between the exercise price and the grant date fair value of the Company's stock was expensed over the service period (generally the vesting period) using an accelerated amortization approach in accordance with FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a one or four years vesting period. SFAS 123R requires that the deferred stock-based compensation on the condensed consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005 there was no deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006

                                                    Three Months Ended
                                                      March 31, 2005
                                                      --------------
Net loss as reported
                                                      $     (821,747)
Fair value method stock option expense                       126,080
                                                      --------------
Pro forma net loss
                                                      $     (695,667)
                                                      ==============
Loss per common share:
  Basic and diluted loss as reported                  $        (0.05)
  Basic and diluted loss pro forma                    $        (0.04)

Weighted average fair value per option granted
   during the period(1)                               $          .59

Assumptions:

     Average Risk Free Interest Rate                            3.74%
     Average Volatility Factor                                  .733
     Expected Dividend Yield                                       0%
     Expected Life (in years)                                      5

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

Inventories consisted of the following at March 31, 2006:


           Raw materials                            $   785,399
           Finished goods                               362,879
                                                    -----------
                                                    $ 1,148,278
                                                    ===========


Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $18,337 and $33,960 for the three-months ended March 31, 2006 and 2005, respectively. In March 2002, the Company recorded the initial deferred financing costs of $318,000 for the shareholder loan with a maturity date of December 31, 2004. On March 14, 2003, as the maturity date was extended to December 31, 2005, an additional $214,400 in deferred financing costs was recorded (see Note 2). On April 14, 2005 the maturity date was extended to December 31, 2006, resulting in the addition of approximately $55,000 of related deferred financing costs. Accumulated amortization of deferred financing costs as of March 31, 2006 and 2005 was $609,839 and $524,266, respectively.

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


The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2006:

            Balance as of December 31, 2005                      $  70,370
            Less: Payments made                                     (4,532)
                  Change in prior period estimate                      603
            Add: Provision for current period warranties            18,379
            Balance as of March 31, 2006                         $  84,820

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd. Comprehensive loss as of March 31, 2006 and 2005 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three-months ended March 31, 2006 and 2005:

                                                       Three Months Ended
                                                            March 31,
                                                  2006                 2005
                                              ------------         ------------
Net loss                                      $   (549,746)        $   (821,747)

Other comprehensive loss:
   Foreign currency translation adjustment           9,943              (11,037)
                                              ------------         ------------
Comprehensive loss                            $   (539,803)        $   (832,784)
                                              ============         ============



2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of approximately $450,000 and $434,000 during the three-months ended March 31, 2006 and 2005, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company's independent registered public accounting firm, Daszkal Bolton, LLP to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2005 expressing substantial doubt about the Company's ability to continue as a going concern.

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

On March 29, 2006, the stockholder amended the original loan agreements to extend the payback dates to December 31, 2007. Previously, the stockholder waived the funding requirement mandating maturity as such time as the Company raised an additional $7.0 million over the $3.5 million previously raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. As of March 31, 2006, the Company had drawn a total of $5.5 million of the available funds.

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

3. COMMON STOCK

On January 30, 2006, the Company issued 40,000 shares of common stock, at $.75 per share, to an employee in lieu of a cash bonus that was previously accrued and deferred.

On February 26, 2006, the Company received cash proceeds of $910,000 from five accredited investors for the purchase of 3,033,333 shares of common stock at $0.30 per share. The purchase price of $0.30, previously agreed upon and approved by the Board of Directors, was discounted approximately 20% as part of the June 2005 Equity Placement Offering, wherein these five investors funded 50% of their total predetermined contribution at that time. The 2005 funds were contributed with the understanding that the 50% balance of investment would be priced at the same purchase price as the initial offering.

4. STOCK OPTIONS AND WARRANTS

During the three-months ended March 31, 2005, employees of the Company exercised 3,270 common stock options. No options were exercised during the three-months ending March 31, 2006. The Company received $2,936 in cash proceeds in exchange for the shares issued in 2005.

During the three-month periods ended March 31, 2006 and March 31, 2005, the Company recognized compensation expense and income of approximately $37,000 and $34,000, respectively. At March 31, 2006, approximately 480,000 warrants with an average exercise price of $0.80, remain unvested and related expenses are being amortized over their vesting period.

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

For the three months ended March 31, 2006, the Company recorded stock-based compensation expense of $488 which reduced net income by $488. For the three months ended March 31, 2005, the Company recognized $34,000 of stock-based compensation expense under the intrinsic value method

The Company leases its employees from a payroll leasing company. The Company's leased employees meet the definition of employees as specified by FIN 44 for purposes of applying APB 25.

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

A summary of the Company's stock option plans as of March 31, 2006, and changed during the three month period then ended is presented below:

                                                     Three Months Ended
                                                          March 31,
                                                                 Weighted
                                                                  Average
                                                  Number of       Exercise
                                                   Options         Price
                                                -------------    -----------
Options outstanding at beginning of period          2,152,070    $      3.18


Options granted                                        25,000           1.00


Options exercised                                          --             --

Options expired                                        42,500           6.50
                                                -------------    -----------
Options at end of period                            2,134,570    $      3.18
                                                -------------    -----------
Options exercisable at end of period                2,070,820    $      3.26
                                                =============    ===========

Changes in the Company's unvested options for the three months ended March 31, 2006 are summarized as follows:

                                                     Three Months Ended
                                                          March 31,
                                                                 Weighted
                                                                  Average
                                                  Number of       Exercise
                                                   Options         Price
                                                -------------    -----------
Options unvested at beginning of period                38,750            .34

Options granted                                        25,000            .66

Options exercised                                          --             --

Options expired                                            --             --
                                                -------------    -----------
Options unvested at end of period                      63,750    $       .47
                                                =============    ===========

                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                      -----------------------------------------    -------------------------
                                     REMAINING
                                      AVERAGE         WEIGHTED                     WEIGHTED
                                    CONTRACTUAL       AVERAGE                      AVERAGE
     RANGE OF            NUMBER       LIFE (IN        EXERCISE       NUMBER        EXERCISE
  EXERCISE PRICE      OUTSTANDING      YEARS)          PRICE       EXERCISABLE      PRICE
  --------------      -----------   -----------      ----------    -----------   -----------
  $ .21  - $ 1.70       1,101,900          5.53      $      .88      1,029,400   $       .89
   1.86  -   4.50         549,295          3.31            2.50        548,045          2.50
   4.81  -   6.81           5,875           .40            5.49          5,875          5.49
   8.50  -   9.25         487,500          1.88            9.07        487,500          9.07
                      -----------   -----------      ----------    -----------   -----------
            Totals      2,134,570          3.89      $     3.18      2,070,820   $      3.26
                      ===========   ===========      ==========    ===========   ===========

------------
(1) A Black-Scholes option-pricing model was used to develop the fair values of the options granted.


A summary of the Company's warrant activity as of March 31, 2006, and changed during the three month period then ended is presented below:

                                                               2006
                                                    -------------------------
                                                        WEIGHTED AVERAGE
                                                            EXERCISE
                                                    -------------------------
                                                       OPTIONS       PRICE
                                                    ------------   ----------

         Warrants outstanding at the beginning of
              period                                     955,000   $     1.53
              Granted                                         --           --
              Exercised                                       --           --
              Expired                                         --           --
                                                    ------------   ----------
         Warrants outstanding at end of period           955,000   $     1.53
                                                    ============   ==========
                                       13

                                                               2006
                                                    -------------------------
                                                        WEIGHTED AVERAGE
                                                            EXERCISE
                                                    -------------------------
                                                       OPTIONS       PRICE
                                                    ------------   ----------

         Warrants unvested at the beginning of
              period                                     480,000   $      .80
              Granted                                         --           --
              Exercised                                       --           --
              Expired                                         --           --
                                                    ------------   ----------
         Warrants unvested at end of period              480,000   $      .80
                                                    ============   ==========



                                          WARRANTS OUTSTANDING
                              --------------------------------------
                                               REMAINING
                                               AVERAGE      WEIGHTED
                                              CONTRACTUAL   AVERAGE
                RANGE OF          NUMBER       LIFE (IN     EXERCISE
             EXERCISE PRICE    OUTSTANDING      YEARS)       PRICE
            ----------------- ------------    ----------   ---------
             $ .80  - $ .95        580,000          2.82   $     .83
              2.00  -  2.25        275,000          2.42        2.11
              4.05                 100,000           .99        4.05
                              ------------    ----------   ---------
                     Totals        955,000          2.38   $    1.53
                              ============    ==========   =========

5. NOTES PAYABLE TO STOCKHOLDER

As of March 31, 2006, the Company had drawn an aggregate of approximately $5.5 million from the available line-of-credit, which is provided by a stockholder, who is also a Board Member, of the Company (see Notes 2 and 3). Amounts drawn bear interest at the prime rate (7.5% as of March 31, 2006) payable monthly and become due and payable on December 31, 2007; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In February 2006, the Company used the funds received from the private placement to pay down $747,000 of the outstanding loan balance. During the period ended March 31, 2006, the Company had drawn an additional $187,000 of the available balance, leaving an available balance of $639,000. On March 29, 2006, the maturity date of the stockholder loan was extended from December 31, 2006 to December 31, 2007.

For the three-months ended March 31, 2006 and 2005, the Company recorded approximately $105,986 and $79,101, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-KSB for the year ended December 31, 2005.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company's independent auditor Daszkal Bolton, LLP to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2005 expressing substantial doubt about the Company's ability to continue as a going concern.

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

Through industry data research, we have been able to identify the potential applications where management believes market penetration is most accessible. Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $13 billion potential market. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

     o A competitively priced, value-added product offering a unique selling concept based on an advanced, patented technology to safely extend factory specified engine oil drain intervals
     o An alternative solution to the rising costs and increasing dependence on foreign oil

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

Additionally we began to focus our sales and marketing efforts to target areas and issues specific to the bypass oil filtration industry, including cultivating an innovative outlook on oil maintenance, specifically, that oil does not need to be changed on a regular basis if kept in a clean state.

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

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

     o Recognition by several engine manufacturers for specific application concerning Puradyn's ability to safely extend drain intervals by providing acceptable clean oil as verified through oil analysis.

     o 2006 final test results released by the US Department of Energy (DOE) estimating an 89% savings in oil using bypass oil filtration. Our system was used in this test conducted from 2002-2005 evaluating the benefits and cost savings of the technology.

     o 2006 announcement that the U.S. Military has ordered the PURADYN system installed on new trucks that Freightliner LLC is supplying for foreign military sales.

     o 2006 continued testing with the U.S. Military on use of the PURADYN system on several other applications.

     o 2005 announcement that the PURADYN is now being installed by one of the largest U.S. suppliers of construction aggregates upon successful conclusion of a joint test conducted with a major oil company.

     o Growth of replacement filters has been substantially increased since 2004, achieving targeted growth for this time period.


We believe that the renewed interest shown in the technology of bypass oil filtration as an economic alternative to rising oil prices, dependence upon foreign oil, with the added benefit of being environmentally beneficial, will timely and favorably position the Company as a manufacturer of this type of product. We also believe that industry acceptance resulting in sales will continue to grow in 2006; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management's expectations or result in actual revenues.

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

The Company utilized its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. ("Ltd."), in the United Kingdom to sell the Company's products in Europe, the Middle East and Africa.

International sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the PURADYN system represents. In first quarter 2006, total international sales accounted for 38% of the Company's consolidated net sales.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE-MONTHS ENDED MARCH 31, 2005

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended March 31, 2006 to the three-months ended March 31, 2005:

                 (In thousands)                      Three Months Ended March 31,
                                              ------------------------------------------
                                                 2006            2005           Change
                                              ----------      ----------      ----------
     Net sales                                $      823      $      598             225
                                              ----------      ----------      ----------
     Costs and expenses:
       Cost of products sold                         615             625             (10)
       Salaries and wages                            336             369             (33)
       Selling and administrative                    268             360             (92)
       Stock-based compensation                       37             (34)             71
                                              ----------      ----------      ----------
     Total costs and expenses                      1,256           1,320              64
                                              ----------      ----------      ----------

     Other (expense) income:
        Interest income                               12              13               1
        Interest expense                            (129)           (114)             15
                                              ----------      ----------      ----------
     Total other (expense) income
                                                    (117)           (101)             16
                                              ----------      ----------      ----------
     Net loss                                 $     (550)           (823)           (273)
                                              ==========      ==========      ==========

NET SALES

Net sales increased by approximately 38% from approximately $598,000 in 2005 to approximately $823,000 in 2006. This increase is attributable to a 34% increase in unit sales in 2006 compared to 2005, as well as product price increases. Sales Returns and Allowances decreased approximately $67,000 due to a decrease in the cumulative historical rate of returns. Historical return rates have continued to decline as improvements have been made to the products.

Sales to one customer accounted for approximately 33% of the consolidated net sales for the three-months ended March 31, 2006. For the three-months ended March 31, 2005, sales to three customers accounted for approximately 30%, 17% and 11% of the consolidated net sales. The UK subsidiary's sales decreased by approximately 27% for the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005.

COST OF PRODUCTS SOLD

Cost of products sold decreased by approximately 1% from approximately $625,000 in 2005 to approximately $615,000 in 2006. Cost of products sold, as a percentage of sales, decreased from 104% in 2005 to 75% in 2006. This decrease is attributable to improvements in raw material sourcing, reductions in product bills of materials and product price increases.

SALARIES AND WAGES

Salaries and wages decreased approximately $33,000, or 9%. This decrease is the result of a net reduction of three employees, representing a decrease of approximately $30,000.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $92,000, or 25%. This decrease was due primarily to a reduction in exchange losses and travel expenses of approximately $36,000 and $19,000 respectively. Licenses and fees expense decreased $20,000 since the AMEX listing fee is not required since the company de-listed. Professional fees decreased approximately $7,000 due to the change in auditors and the reduction of audit and review fees.

STOCK-BASED COMPENSATION

The Company recorded stock based compensation expense and income of approximately $37,000 and $34,000 for the three-months ended March 31, 2006 and 2005, respectively, related to certain variable equity awards and other stock based compensation. The increase is attributed to the increase in the stock price from $.70 at December 31, 2005 to $1.40 at March 31, 2006.

INTEREST EXPENSE

Interest expense increased by approximately $16,000 as a result of an increase in the interest rate on outstanding balance of the stockholder notes payable. The Company pays interest monthly on the notes payable to stockholder at the prime rate, which was 7.5% as of March 31, 2006 as opposed to 5.75% as of March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had cash and cash equivalents of approximately $42,000. For the three-month period ended March 31, 2006, net cash used in operating activities was approximately $450,000 which primarily resulted from the net loss of approximately $550,000. There was $1,675 cash used in investing activities for the purchase of property and equipment. Net cash provided by financing activities was approximately $349,000 for the period, due to $910,000 of proceeds received from a private offering, offset by $560,000 of net repayments of the shareholder loan.

The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $6.1 million. On March 29, 2006, the maturity date of the loan was extended from December 31, 2006 to December 31, 2007. As of March 31, 2006, the Company had drawn $5.511 million of the $6.150 million of the available funds.

 At March 31, 2006, the Company had working capital of approximately $891,000 and its current ratio (current assets to current liabilities) was 1.87 to 1. The Company anticipates increased cash flows from 2006 sales activity; however, additional cash will still be needed to support operations and meet working capital needs. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2006. There can be no assurance that the Company will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations.

The Company's wholly owned subsidiary, Puradyn Filter Technologies, Ltd., rents office space in Devon, England under a lease that expires in September 2010.

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

Impact of Inflation

Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products. The impact of fluctuations in foreign currency has not been significant. The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.7208 on December 31, 2005 to 1.7398 on March 31, 2006 as compared to 1.9266 on
December 31, 2004 to 1.879 on March 31, 2005.


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Puradyn Filter Technologies Incorporated's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of March 31, 2006, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2006.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------
(1) A Report on Form 8-K was filed on March 1, 2006, reporting under Item 3.02 that the Company executed subscription agreements with five accredited investors of $910,000 for the purchase of 3,033,334 shares of common stock at $0.30 per share.

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, Puradyn Filter Technologies Incorporated caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PURADYN FILTER TECHNOLOGIES INCORPORATED
                                   (Registrant)


Date:  May 15, 2006                By: /s/ Cindy Lea Gimler
                                       -----------------------------------------
                                       Cindy Lea Gimler, Chief Financial Officer


Date:  May 15, 2006                By: /s/ Richard C. Ford
                                       -----------------------------------------
                                       Richard C. Ford, Chief Executive Officer