Form 10QSB
period 2006-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2006-08-15
CIK 1019787

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                               ------------------

                                   FORM 10-QSB

                               ------------------

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended JUNE 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

          For the transition period from _____________ to _____________


                         Commission file number 0-29192
                                                -------


                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


             Delaware                                      14-1708544
  -------------------------------                     ------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Puradyn Filter Technologies Incorporated was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of August 15, 2006, there were 25,349,432 shares of registrant's common stock outstanding, par value $.001.

================================================================================

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB


                                                                                                           Page
                                                                                                           ----
Part I.  Financial Information

Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet - As of June 30, 2006 and December 31, 2005 .............  3

              Condensed Consolidated Statements of Operations - Three months and six months ended
              June 30, 2006 and 2005........................................................................  4

              Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2006 and 2005......................................................................................  5

              Condensed Consolidated Statement of Stockholders' Deficit - Six months ended June 30, 2006 ...  6

              Notes to Condensed Consolidated Financial Statements..........................................  7

Item 2.       Management's Discussion and Analysis of Financial Condition or Plan of Operation ............. 15

Item 3.       Controls and Procedures....................................................................... 20


Part II. Other Information


Item 1.       Legal Proceedings............................................................................. 21

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds................................... 21

Item 3.       Default Upon Senior Securities................................................................ 21

Item 4.       Submission of Matters to a Vote of Security Holders........................................... 21

Item 5.       Other Information............................................................................. 21

Item 6.       Exhibits and Reports on Form 8-K.............................................................. 21

Signatures.................................................................................................. 22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheet
                    As of June 30, 2006 and December 31, 2005
                                   (Unaudited)

                                                                          June 30,     December 31,
                                                                        -----------    -----------
                                                                            2006           2005
                                                                        -----------    -----------
                                     ASSETS

Current assets:

     Cash and cash equivalents                                               46,206        155,557
     Accounts receivable, net of allowance for uncollectible accounts
     of $27,705 and $50,250                                                 519,115        423,041
     Inventories                                                          1,183,421      1,181,781
     Prepaid expenses and other current assets                              198,907        245,171
     Deferred financing cost, net                                                --         89,648
                                                                        -----------    -----------
Total current assets                                                      1,947,649      2,095,198

Property and equipment, net                                                 239,079        334,615
Deferred financing costs, net                                                61,124             --

Other noncurrent assets                                                      40,930         40,930
                                                                        -----------    -----------
Total assets
                                                                          2,288,782      2,470,743
                                                                        ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

     Accounts payable                                                       235,073        270,389
     Accrued liabilities                                                    930,783        747,810
     Current portion of capital lease obligation                              4,520          4,520
     Deferred revenue                                                        85,141         75,810
                                                                        -----------    -----------
Total current liabilities
                                                                          1,255,517      1,098,529

Capital lease obligation, less current portion                                3,592          6,060
Notes payable to stockholder                                              5,901,000      6,071,000

Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000                                             --             --
         None issued and outstanding
     Common stock, $.001 par value:
         Authorized shares - 30,000,000
         Issued and outstanding - 25,349,432                                 25,350         22,276
     Additional paid-in capital                                          38,172,359     37,078,716
     Notes receivable from stockholders                                  (1,112,426)    (1,088,590)
     Accumulated deficit                                                (41,911,358)   (40,730,646)
     Accumulated other comprehensive loss                                   (45,251)        13,398
                                                                        -----------    -----------
Total stockholders' deficit                                              (4,871,327)    (4,704,846)
                                                                        -----------    -----------

Total liabilities and stockholders' deficit                               2,288,782      2,470,743
                                                                        ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
        For the Three Months and Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                         Three Months Ended            Six Months Ended
                                              June 30,                     June 30,
                                    --------------------------    --------------------------
                                        2006           2005           2006           2005
                                    -----------    -----------    -----------    -----------
Net sales                               855,315        639,090      1,678,059      1,236,783

Costs and expenses:
     Cost of products sold              648,865        632,640      1,264,242      1,257,155
     Salaries and wages                 354,636        339,382        690,067        707,899
     Selling and administrative         250,890        325,184        519,069        684,833
     Stock based compensation           120,131        (34,263)       156,716        (68,478)
                                    -----------    -----------    -----------    -----------
                                      1,374,522      1,262,943      2,630,094      2,581,409
                                    -----------    -----------    -----------    -----------
Loss from operations                   (519,207)      (623,853)      (952,035)    (1,344,626)

Other income (expense):
        Interest income                  12,392         13,098         24,687         25,765
        Interest expense               (124,151)      (112,436)      (253,364)      (226,078)
                                    -----------    -----------    -----------    -----------
Total other expense, net               (111,759)       (99,338)      (228,677)      (200,313)
                                    -----------    -----------    -----------    -----------
Loss before income taxes               (630,966)      (723,191)    (1,180,712)    (1,544,939)
Income tax expense                           --             --             --             --
                                    -----------    -----------    -----------    -----------

Net loss                               (630,966)      (723,191)    (1,180,712)    (1,544,939)
                                    ===========    ===========    ===========    ===========


Basic and diluted loss per common
share                                      (.02)          (.04)          (.05)          (.08)
                                    ===========    ===========    ===========    ===========


Weighted average common shares
outstanding (basic and diluted)      25,349,432     18,991,477     24,567,388     18,227,542
                                    ===========    ===========    ===========    ===========



See accompanying notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                              --------------------------
                                                                                  2006           2005
                                                                              -----------    -----------
 OPERATING ACTIVITIES
Net loss                                                                      $(1,180,712)   $(1,544,939)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                105,576        125,731
     Provision for bad debts                                                        9,081          6,217
     Provision for obsolete and slow moving inventory                             (25,881)       (69,003)
     Amortization of deferred financing costs included in interest expense         28,524         56,373
     Interest receivable from notes receivable from stockholders                  (23,836)       (23,836)
     Compensation expense on stock-based arrangements with employees,
         consultants, investors and vendors                                       156,716        (64,400)
     Changes in operating assets and liabilities:
         Accounts receivable                                                     (105,156)       157,319
         Inventories                                                               26,319        198,245
         Prepaid expenses and other current assets                                 46,264         49,839
         Accounts payable                                                         (35,316)        43,461
         Accrued liabilities                                                      212,974         86,342
         Deferred revenues                                                          9,332         20,208
                                                                              -----------    -----------
Net cash used in operating activities                                            (776,115)      (958,443)

INVESTING ACTIVITIES
Purchases of property and equipment                                                (8,407)       (10,674)
                                                                              -----------    -----------
Net cash used in investing activities                                              (8,407)       (10,674)

FINANCING ACTIVITIES
Proceeds from sale of common stock                                                910,000      1,152,200
Proceeds from exercise of stock options                                                --          2,936
Proceeds from issuance of notes payable to stockholder                            577,000        648,100
Payment of notes payable to stockholder                                          (747,000)      (834,000)
Payment of capital lease obligations                                               (2,468)        (2,219)
                                                                              -----------    -----------
Net cash provided by financing activities                                         737,532        967,017
Effect of exchange rate changes on cash and cash equivalents                      (62,361)        50,652
                                                                              -----------    -----------
Net (decrease) increase in cash and cash equivalents                             (109,351)        48,552
Cash and cash equivalents at beginning of period                                  155,557        257,210
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $    46,206    $   305,762
                                                                              ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                        $   218,755    $   160,148
                                                                              ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in settlement of accrued bonus                            $    30,000    $        --
Subscription receivable from issuance of common stock                                  --        330,000
                                                                              ===========    ===========
Warrants issued in connection with financing costs                            $        --    $    55,000
                                                                              ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
      Condensed Consolidated Statements of Changes in Stockholders' Deficit
                         Six Months ended June 30, 2006

                                                                                                           Accumulated
                                                                                 Notes                       Other
                                                                 Additional    Receivable                 Comprehensive    Total
                                               Common Stock        Paid-in       From        Accumulated     Income    Stockholders'
                                           Shares     Amount       Capital    Stockholders     Deficit       (Loss)       Deficit
                                        ------------  -------   ------------  ------------   ------------   ---------   -----------
 Balance at December 31, 2005             22,276,099   22,276   $ 37,078,716   $ (1,088,590) $(40,730,646)   13,398     $(4,704,845)
 Foreign currency translation adjustment          --       --             --             --            --    (58,650)       (58,650)
 Net loss                                         --       --             --             --    (1,180,712)        --    $(1,180,712)
                                                                                                                        -----------
 Total comprehensive loss                         --       --             --             --            --         --     (5,944,207)
 Compensation expense associated with
    unvested options                              --       --          2,624             --            --         --          2,624
 Issuance of common stock in
    private placement , net                3,033,333    3,034        906,967             --            --         --        910,000
 Warrants issued to investors                     --       --         66,492             --            --         --         66,492
 Shares issued in settlement of
    employee bonus                            40,000       40         29,960             --            --         --         30,000
 Interest receivable related to
    notes receivable from stockholders            --       --             --        (23,836)           --         --        (23,836)
 Compensation expense associated with
    option modification                           --       --         87,600             --            --         --         87,600
                                        ------------  -------   ------------  ------------   ------------   --------    -----------
 Balance at June 30, 2006                 25,349,432  $25,350   $ 38,172,359  $ (1,112,426)  $(41,911,358)  $(45,252)   $(4,871,327)
                                        ============  =======   ============  ============   ============   ========    ===========


See accompanying notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2006.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company's independent registered accounting firm Daszkal Bolton, LLP to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2005 expressing substantial doubt about the Company's ability to continue as a going concern.

Additionally, the Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company is in the process of aggressively seeking to raise capital and is exploring financing availability and options with investment bankers, funds, private sources, members of management and existing stockholders. The Company has implemented further measures to preserve its ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 3,072,070 and 3,089,570 respectively for the three-month and six-month periods ended June 30, 2006 and 3,402,070 and 2,816,070 for the three-month and six-month periods ended June 30, 2005, respectively.

Stock Compensation

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No.148 "Accounting for Stock-Based Compensation--Transition and Disclosures." Under the intrinsic value method, the recorded stock-based compensation expense was related to the amortization of the intrinsic value of stock options issued and other equity-based awards issued by the Company. Options granted with exercise prices equal to the grant date fair value of the Company's stock have no intrinsic value and therefore no expense was recorded for these options under APB 25. For stock options whose exercise price was below the grant date fair value of the Company's stock, the difference between the exercise price and the grant date fair value of the Company's stock was expensed over the service period (generally the vesting period) using an accelerated amortization approach in accordance with FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a one or four year vesting period. SFAS 123R requires that the deferred stock-based compensation on the condensed consolidated balance sheet on the date of adoption be netted against additional paid-in capital.

Using the Black-Scholes option-pricing model for all options granted, the Company's pro forma net loss and pro forma net loss per share with related assumptions were as follows:


                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                             2005               2005
                                         -----------        -----------
Net loss as reported                     $  (723,191)       $(1,544,939)

Stock-based employee compensation cost
     (intrinsic value method)                     --                 --

Fair value method stock option expense        12,299            139,630
                                         -----------        -----------
Pro forma net loss
                                         $  (710,892)       $(1,405,309)
                                         ===========        ===========
Loss per common share:
  Basic and diluted loss as reported     $     (0.04)       $     (0.08)
  Basic and diluted loss pro forma       $     (0.04)       $     (0.04)

Weighted average fair value per option
   granted during the period(1)          $       .50        $       .57

Assumptions:

     Average Risk Free Interest Rate            4.02%              3.82%
     Average Volatility Factor                  .658               .712
     Expected Dividend Yield                       0%                 0%
     Expected Life (in years)                      5                  5

Inventories

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. Production costs, consisting of labor and overhead, are applied to ending inventories at a rate based on estimated production capacity and any excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable values.

Inventories consisted of the following at June 30, 2006:


           Raw materials               $   328,357
           Finished goods                  855,064
                                       -----------
                                       $ 1,183,421
                                       ===========


Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled approximately $10,000 and $22,000 for the three-months ended June 30, 2006 and 2005, and $29,000 and $56,000 for the six months ended June 30, 2006 and 2005 respectively. In March 2002, the Company recorded the initial deferred financing costs of $318,000 for the shareholder loan with a maturity date of December 31, 2004. On March 14, 2003, as the maturity date was extended to December 31, 2005, an additional $214,400 in deferred financing costs was recorded (see Note 2). On April 14, 2005 the maturity date was extended to December 31, 2006, resulting in the addition of approximately $55,000 of related deferred financing costs. Accumulated amortization of deferred financing costs as of June 30, 2006 was approximately $620,000.


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

The following table shows the changes in the aggregate product warranty liability for the six-months ended June 30, 2006:

            Balance as of December 31, 2005                       $  70,370
            Less: Payments made                                      (6,309)
                      Change in prior period estimate                   894
                  Add: Provision for current period warranties       12,722
                                                                  ---------
                  Balance as of June 30, 2006                     $  77,677
                                                                  =========

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (Ltd). Comprehensive loss as of June 30, 2006 and 2005 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and six-months ended June 30, 2006 and 2005:

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                             ------------------------    ------------------------
                                                2006          2005          2006          2005
                                             ----------    ----------    ----------    ----------
Net loss                                       (630,966)     (723,191)   (1,180,712)   (1,544,939)
                                             ----------    ----------    ----------    ----------
Other comprehensive income:
   Foreign currency translation adjustment       58,650        39,615        68,593        50,652
                                             ----------    ----------    ----------    ----------
Total other comprehensive income                 58,650        39,615        68,593        50,652
                                             ----------    ----------    ----------    ----------

Comprehensive loss                             (572,316)     (683,576)   (1,112,119)   (1,494,287)
                                             ==========    ==========    ==========    ==========


New Accounting Standard -- Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $776,000 and $958,000 during the six-months ended June 30, 2006 and 2005, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

On March 29, 2006, the stockholder amended the original loan agreements to extend the payback dates to December 31, 2007 (see note 5). Previously, the stockholder waived the funding requirement mandating maturity as such time as the Company raised an additional $7.0 million over the $3.5 million previously raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. As of June 30, 2006, the Company had drawn a total of $5.9 million of the available funds.

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

The purchase price of $0.30, previously agreed upon and approved by the Board of Directors, was discounted approximately 20% from the current market price as part of the June 2005 Equity Placement Offering, wherein these five investors funded 50% of their total predetermined contribution at that time. The 2005 funds were contributed with the understanding that the 50% balance of investment would be priced at the same purchase price as the initial offering.


4. STOCK OPTIONS

During the six-months ended June 30, 2005, employees of the Company exercised 3,270 common stock options. No options were exercised during the six-months ending June 30, 2006. The Company received $2,936 in cash proceeds in exchange for the shares issued in 2005.

During the three-month and six month periods ended June 30, 2006, the Company recognized compensation expense of approximately $120,000 and $157,000, respectively. During the three-month and six-month periods ended June 30, 2005, the Company recognized a credit to operations of approximately $78,000 and $120,000, respectively.

For the three-month and six-month periods ended June 30, 2006, the Company recorded stock-based compensation expense of $1,836 and $2,624. For the three-month and six-month periods ended June 30, 2005, the Company recognized an expense of approximately $12,000 and $34,000, respectively, of stock-based compensation expense under the intrinsic value method.

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

A summary of the Company's stock option plans as of June 30, 2006, and changed during the six month period then ended is presented below:


                                                         Six Months Ended
                                                          June 30, 2006
                                                -----------------------------
                                                  Number of     Weighted Average
                                                   Options       Exercise Price
                                                ------------        ---------
Options outstanding at beginning of period         2,152,070        $    3.18


Options granted                                       35,000            1.11


Options exercised                                         --               --
Options expired                                       70,000             8.17
                                                ------------        ---------
Options at end of period
                                                   2,117,070        $    3.10
                                                ------------        ---------
Options exercisable at end of period               2,043,320        $    3.18
                                                ============        =========


A summary of the Company's stock option plans as of June 30, 2006, and changed during the three month period then ended is presented below:


                                                      Three Months Ended
                                                         June 30, 2006
                                                -----------------------------
                                                  Number of     Weighted Average
                                                   Options       Exercise Price
                                                ------------        ---------
Options outstanding at beginning of period
                                                   2,134,570        $    3.18



Options granted                                       10,000             1.40


Options exercised                                         --               --

Options expired                                       27,500             8.62
                                                ------------        ---------
Options at end of period                           2,117,070        $    3.10

                                                ------------        ---------
Options exercisable at end of period               2,043,320        $    3.18
                                                ============        =========

Changes in the Company's unvested options for the six months ended June 30, 2006 are summarized as follows:
                                                         Six Months Ended
                                                          June 30, 2006
                                                -----------------------------
                                                  Number of     Weighted Average
                                                   Options       Exercise Price
                                                ------------        ---------
Options unvested at beginning of period               38,750              .34

Options granted                                       35,000             1.11
Options exercised                                         --               --
Options expired                                           --               --
                                                ------------        ---------

Options unvested at end of period                     73,750        $     .84
                                                ============        =========


Changes in the Company's unvested options for the three months ended June 30, 2006 are summarized as follows:

                                                       Three Months Ended
                                                         June 30, 2006
                                                -----------------------------
                                                  Number of     Weighted Average
                                                   Options       Exercise Price
                                                ------------        ---------
Options unvested at beginning of period
                                                      63,750              .47
Options granted                                       10,000             1.40
Options exercised                                         --               --
Options expired                                           --               --
                                                ------------        ---------
Options unvested at end of period

                                                      73,750        $     .84
                                                ============        =========

                                  OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                      -----------------------------------------         ---------------------------
                                       REMAINING
                                        AVERAGE       WEIGHTED                            WEIGHTED
                                      CONTRACTUAL     AVERAGE                              AVERAGE
     RANGE OF            NUMBER        LIFE (IN       EXERCISE            NUMBER          EXERCISE
  EXERCISE PRICE      OUTSTANDING       YEARS)         PRICE            EXERCISABLE         PRICE
  ----------------    -----------      --------     -----------         -----------      ----------
    $ .21  - $ 1.70     1,101,900          5.68       $     .88            1,029,400     $     .89
     1.86  -   4.50       549,295          3.31            2.50              548,045          2.50
     4.81  -   6.81         3,375           .40            6.00                3,375          6.00
     8.50  -   9.25       462,500          1.87            9.07              462,500          9.07
                      -----------      --------       ---------         ------------     ---------
                        2,117,070          4.01       $    3.10            2,043,320     $    3.18
 Totals               ===========      ========       =========         ============     ==========

------------
(1) A Black-Scholes option-pricing model was used to develop the fair values of the options granted.


A summary of the Company's warrant activity as of June 30, 2006, and changed during the six month period then ended is presented below:

                                                                2006
                                                       ----------------------
                                                          WEIGHTED AVERAGE
                                                              EXERCISE
                                                       ----------------------
                                                       OPTIONS       PRICE
                                                       ---------   ----------
         Warrants outstanding at the beginning of
              period                                     955,000   $     1.53
              Granted                                         --           --
              Exercised                                       --           --
              Expired                                         --           --
                                                       ---------   ----------
         Warrants outstanding at end of period           955,000   $     1.53
                                                       =========   ==========

                                                                2006
                                                       ----------------------
                                                          WEIGHTED AVERAGE
                                                              EXERCISE
                                                       ----------------------
                                                       OPTIONS       PRICE
                                                       ---------   ----------
         Warrants unvested at the beginning of
              period                                     480,000   $      .80
              Granted                                         --           --
              Exercised                                       --          --
              Expired                                         --          --
                                                       ---------   ----------
         Warrants unvested at end of period              480,000   $      .80
                                                    ============== ==========


                                           WARRANTS OUTSTANDING
                                 -----------------------------------------
                                                 REMAINING
                                                 AVERAGE          WEIGHTED
                                               CONTRACTUAL        AVERAGE
                 RANGE OF           NUMBER        LIFE (IN        EXERCISE
              EXERCISE PRICE     OUTSTANDING       YEARS)          PRICE
             ----------------    -----------     ---------       ---------
               $ .80  - $ .95        580,000          2.57       $     .83
                2.00  -  2.25        275,000          2.17            2.11
                4.05                 100,000           .74            4.05
                                 -----------     ---------       ---------
                                     955,000          2.13       $    1.53
            Totals              ============     =========       =========


5. NOTES PAYABLE TO STOCKHOLDER

As of June 30, 2006, the Company had drawn an aggregate of approximately $5.9 million of the $6.15 million from its available line-of-credit, provided by a stockholder, who is also a Board Member, of the Company (see note 2). Amounts drawn bear interest at the prime rate (8% as of June 30, 2006) payable monthly and become due and payable on December 31, 2007; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In February 2006, the Company used the funds received from a private placement to pay down $747,000 of the outstanding loan balance. During the three month period ended June 30, 2006, the Company had drawn an additional $390,000 of the available balance, leaving an available balance of $249,000. On March 29, 2006, the maturity date of the stockholder loan was extended from December 31, 2006 to December 31, 2007.

For the three-months ended June 30, 2006 and 2005, the Company recorded approximately $113,000 and $91,000, respectively, and for the six-months ended June 30, 2006 and 2005, the Company recorded approximately $219,000 and $169,000, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6. COMMITMENTS AND CONTINGENCIES

INVESTMENT BANKING AGREEMENTS

On April 24, 2006, the Company entered into a one-year non-exclusive agreement with CapitalLink, L.C., an investment banking firm, to assist in additional financing. The company agreed to pay a fee of 7% of gross proceeds received by the Company as a result of services performed under the contract, as well as reimbursement of pre-approved out of pocket expenses.

7. SUBSEQUENT EVENTS

On July 10, 2006, the Company entered into a maximum 90-day agreement with TN Capital Equities, Ltd., a subsidiary of TerraNova Capital Partners, Inc., and investment banking firm, to assist the Company in obtaining additional financing. The company agreed to pay a fee of 10% of the gross proceeds received by the Company as a result of services performed under the contract, as well as reimbursement of pre-approved out of pocket expenses.

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

Going Concern

Our financial statements have been prepared on the basis that it will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from institutional investors and current stockholders have led our independent registered public accounting firm Daszkal Bolton, LLP to include a statement in its audit report relating to our audited consolidated financial statements for the year ended December 31, 2005 expressing substantial doubt about our ability to continue as a going concern.

Additionally, we continue to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. We are in the process of aggressively seeking to raise capital and is exploring financing availability and options with investment bankers, funds, private sources and existing stockholders. We have implemented further measures to preserve its ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangement. There can be no assurances that we will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

General

Sales of our products will depend principally upon end user demand for such products and acceptance of the Company's products by OEMs. The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for our products subject to a high degree of uncertainty. Developing market acceptance for our existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.

Through industry data research, we have been able to identify the potential applications where management believes market penetration is most accessible. Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $13 billion potential industry. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

          o A competitively priced, value-added product offering a unique selling concept based on an advanced, patented technology to safely extend factory-specified engine oil drain intervals

          o An alternative solution to the rising costs and increasing dependence on foreign oil

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

Additionally, we continue to focus our sales and marketing efforts to target areas and issues specific to the bypass oil filtration industry, cultivating an innovative outlook on oil maintenance, specifically, that oil does not need to be changed on a regular basis if kept in a clean state.

          This strategy includes:

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

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

          - 2006 announcement that the PURADYN has been approved for use by one of the largest international diversified energy resource companies for retrofit of equipment used at one of its key coal mine facilities in the Southwestern U.S.

          - 2006 final results released by the U.S. Department of Energy of a three-year evaluation (2002-2005) of the cost analysis and benefits of bypass filtration technology show 89% oil savings on heavy-duty diesel engines.

          - 2006 announcement that the U.S. Military has ordered the PURADYN system installed on new trucks supplied by Freightliner LLC for foreign military sales.

          - 2006 continued testing with the U.S. Military on use of the PURADYN system on several other applications.

          - Recognition by several engine manufacturers for specific application concerning Puradyn's ability to safely extend drain intervals by providing acceptable clean oil as verified through oil analysis.

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

Our sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the customer to test and evaluate the PURADYN system on its fleet vehicles. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment applications downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long. Management believes that this evaluation period will continue to be shortened as our products gain wider acceptance, support and usage from well-known customers and OEMs.

We utilize our wholly owned subsidiary, Puradyn Filter Technologies, Ltd. ("Ltd"), in the United Kingdom to sell our products in Europe, the Middle East and Africa.

International sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the PURADYN system represents. In first six months of 2006, total international sales accounted for 36.9% of the Company's consolidated net sales.

We recognize revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by us are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, as amended and interpreted. Cash that we received prior to shipment is recorded as deferred revenue. Sales are made to certain customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying condensed consolidated financial statements. Management believes, based on past experience and future expectations, that such limited return rights and warranties will not have a material adverse effect our financial statements.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE-MONTHS ENDED JUNE 30, 2005

The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the three-months ended June 30, 2006 to the three-months ended June 30, 2005:


                 (In thousands)                Three Months Ended June 30,
                                       ---------------------------------------
                                          2006            2005         Change
                                       ----------      ---------     ---------
     Net sales                                855      $     639           216
                                       ----------      ---------     ---------

     Costs and expenses:
       Cost of products sold                  649            633            16
       Salaries and wages                     355            339            16
       Selling and administrative             251            325           (74)
       Stock-based compensation               119            (34)          153
                                       ----------      ---------     ---------
     Total costs and expenses               1,374          1,263           111
                                       ----------      ---------     ---------

     Other (expense) income:

        Interest income                        12             13             1
        Interest expense                     (124)          (112)           12
                                       ----------      ---------     ---------
     Total other expense                     (112)           (99)           13
                                       ----------      ---------     ---------
     Net loss                                (631)          (723)          (92)
                                       ==========      =========     =========

NET SALES

Net sales increased by approximately $216,000 or 34% from approximately $639,000 in 2005 to approximately $855,000 in 2006. Approximately $101,000 and $29,000 of the increase is attributable to an increase in unit and filter sales respectively, for the three-months ended June 30, 2006 as compared to the six-months ended June 30, 2005. Approximately $39,000 of the increase is attributable to sales of a new product, which we distribute, a Rentar fuel catalyst.

Sales to two customers accounted for approximately 36% and 12% (for a total of 48%) of the consolidated net sales for the three-months ended June 30, 2006. For the three-months ended June 30, 2005, sales to three customers accounted for approximately 24%, 16% and 15% of the consolidated net sales. The UK subsidiary's sales increased by approximately $68,000 (36%), from $188,000 to $256,000 for the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately 3% from approximately $633,000 in 2005 to approximately $649,000 in 2006. Cost of products sold, as a percentage of sales, decreased from 99% in 2005 to 76% in 2006. The decrease is primarily due to improvements in raw material sourcing, reductions in product bills of materials and product price increases.

SALARIES AND WAGES

Salaries and wages increased approximately $16,000, or 5%. This increase is the result of salary increases to three employees and cost of living wage increases, partially deferred, to all employees.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $74,000, or 23%. This decrease is due to a reduction in travel, entertainment and lodging expenses, deferred finance costs and license and fees by approximately $17,000, $23,000 and $20,000 respectively.

STOCK-BASED COMPENSATION

In May 2006 we incurred an expense of approximately $87,600 when we extended the expiration date of an employee's stock options. Also during the three-months ended June 30, 2006, we expensed approximately $30,000 related to amortization of warrants over their vesting period and approximately $2,000 related to unvested options. During the three-months ended June 30, 2005, we recorded a credit to operations of approximately $34,000 due to the decline in our stock price from $.99 at March 31, 2005 to $.65 at June 30, 2005. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of our common stock, we cannot predict the impact of stock-based compensation expense on operations in the future. During the three-months ended June 30, 2006, our stock declined from $1.40 at March 31, 2006 to $1.28 at June 30, 2006.

INTEREST EXPENSE

Interest expense increased by approximately $12,000, or 11%, as a result of the increase in the interest rate. We pay interest monthly on the notes payable to stockholder at the prime rate, which was 8% as of June 30, 2006, compared to 6% at June 30, 2005. This increase was partially offset by the higher average principal balances of $5,733,000 in the period ended June 30, 2005 compared to an average principal balance of $5,706,000 for the period ended June 30, 2006.

RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX-MONTHS ENDED JUNE 30, 2005

The following table sets forth the amount of increase or decrease represented by certain items reflected in the our condensed consolidated statements of operations in comparing the six-months ended June 30, 2006 to the six-months ended June 30, 2005:


              (in thousands)                Six Months Ended June 30,
                                  ----------------------------------------
                                     2006            2005          Change
                                  -----------      ---------     ---------

Net sales                               1,678          1,237           441
                                  -----------      ---------     ---------

Costs and expenses:
  Cost of products sold                 1,264          1,257             7
  Salaries and wages                      690            708           (18)
  Selling and administrative              519            685          (166)
  Stock-based compensation                157            (68)          225
                                  -----------      ---------     ---------
Total costs and expenses                2,630          2,582            48
                                  -----------      ---------     ---------

Other income (expense):
   Interest income                         25             26             1
   Interest expense                      (254)          (226)           28
                                  -----------      ---------     ---------
Total other expense                      (229)          (200)           29
                                  -----------      ---------     ---------
Net loss                               (1,181)        (1,545)         (364)
                                  ===========      =========     =========


NET SALES

Net sales increased by approximately 36% from approximately $1,237,000 in 2005 to approximately $1,678,000 in 2006. Approximately $245,000 and $35,000 of the increase is attributable to an increase in unit and filter sales respectively, for the six-months ended June 30, 2006 as compared to the six-months ended June 30, 2005. Approximately $64,000 of the increase is attributable to sales of a new product, which we distribute, the Rentar fuel catalyst.

Sales to two customers individually accounted for approximately 36% and 12% (for a total 48%) and 35% and 10% (for a total of 45%) of net sales for the six-months ended June 30, 2006 and 2005, respectively. The UK subsidiary's sales increased by approximately $10,000, or 2%, from approximately $402,000 for the six-month period ended June 30, 2005 compared to approximately $412,000 for the six-month period ended June 30, 2006.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately $7,000, or 1%, from approximately $1,257,000 in 2005 to approximately $1,264,000 in 2006. Cost of products sold, as a percentage of sales, decreased from 102% for the six-months ended June 30, 2005 to 75% for the six-months ended June 30, 2006. This decrease in cost of products sold is attributable to improvements in raw material sourcing, reductions in product bills of materials and product price increases.

SALARIES AND WAGES

Salaries and wages decreased approximately $18,000, or 3%, as the result of a net reduction of three employees for a portion of the period.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $166,000 or 24% from approximately $685,000 for the six months ended June 30, 2005 to approximately $519,000 for the six months ended June 30, 2006, due primarily to a reduction in exchange losses, travel, entertainment and lodging expenses, deferred finance costs and license fees by approximately $126,000 $17,000, $23,000 and $20,000 respectively.

STOCK-BASED COMPENSATION

We recorded stock based compensation expense and credit of $157,000 and $68,000 for the six-months ended June 30, 2006 and 2005, respectively, related to certain variable equity awards and other stock based compensation. Approximately $88,000 is due to the extension in May 2006 of the expiration date of the exercise period of 270,000 fully vested stock options for a retired employee who left us in August 2003. Our Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. The exercise price of the options ranges from $1.00 to $8.50. In accordance with FAS123R, we compared the options' fair value on the modification date to the fair value on the date immediately prior to the modification and recorded the corresponding charge to compensation expense.

INTEREST EXPENSE

Interest expense increased by approximately $28,000, or 12%, as a result of an increase in the interest rate on the outstanding balance of the stockholder notes payable. We pay interest monthly on the notes payable to stockholder at the prime rate, which was 8.0% as of June 30, 2006, as compared to 6.0% as of June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash and cash equivalents of approximately $46,000. For the six-month period ended June 30, 2006, net cash used in operating activities was approximately $776,000, which primarily resulted from the net loss of approximately $1,181,000. Net cash used in investing activities was approximately $8,000 for the purchase of property and equipment. Net cash provided by financing activities was approximately $738,000 for the period, due to net proceeds of $910,000 in a private placement offering, offset by the net repayment of approximately $747,000 of the stockholder loan.

We have incurred net losses each year since its inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations.

On March 28, 2002, we executed a binding agreement with one of our stockholders, who is also a Board Member, to fund up to $6.1 million. On March 29, 2006, the maturity date of the loan was extended from December 31, 2006 to December 31, 2007. As of June 30, 2006, we had drawn $5.901 million of the $6.150 million of the available funds.

 At June 30, 2006, we had working capital of approximately $692,000 and our current ratio (current assets to current liabilities) was 1.55 to 1. We anticipate increased cash flows from 2006 sales activity; however, additional cash will still be needed to support operations and meet working capital needs. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2006. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations.

Our wholly owned subsidiary, Puradyn Filter Technologies, Ltd., rents office space in Devon, England under a lease that expires in September 2010.

Consistent with industry practices, we may accept product returns or provide other credits in the event that a distributor holds excess inventory of our products. Our sales are made on credit terms, which vary depending on the nature of the sale. We believe we have established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables. However, there can be no assurance that actual returns and uncollectible receivables will not exceed our reserves.

Sales of our product will depend principally on end user demand for such products and acceptance of the our products by original equipment manufacturers ("OEMs"). The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for our products is subject to a high degree of uncertainty. Developing market acceptance, particularly worldwide, for our existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.

Impact of Inflation

Inflation has not had a significant impact on our operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the our end users cost/benefit analysis as to the use of our products. The impact of fluctuations in foreign currency has not been significant. The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.7208 on December 31, 2005 to
1.8163 on June 30, 2006 as compared to 1.9266 on December 31, 2004 to 1.8048 on June 30, 2005.


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Puradyn Filter Technologies Incorporated's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2006, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2006.

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



                                       PURADYN FILTER TECHNOLOGIES INCORPORATED
                                       (Registrant)

                                       By /s/ Cindy Lea Gimler
                                          --------------------------------------
                                          Cindy Lea Gimler,
                                          Chief Financial Officer


Date:  August 15, 2006