Form 10QSB
period 2006-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2006-11-14
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2006

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

                    Issuer's telephone number (561) 547-9499
                                              --------------

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

As of November 14, 2006, there were 27,252,288 shares of registrant's common stock outstanding, par value $.001.

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB

Part I.    Financial Information                                            Page

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet -
           As of September 30, 2006 and December 31, 2005                     3

           Condensed Consolidated Statements of Operations -
           Three months and nine months ended
           September 30, 2006 and 2005                                        4

           Condensed Consolidated Statements of Cash Flows -
           Nine months ended September 30, 2006 and 2005                      5

           Condensed Consolidated Statement of Stockholders' Deficit -
           Nine months ended September 30, 2006                               6

           Notes to Condensed Consolidated Financial Statements               7

Item 2.    Management's Discussion and Analysis of Financial Condition
           or Plan of Operation                                              16

Item 3.    Controls and Procedures                                           22

Part II.   Other Information

Item 1.    Legal Proceedings                                                 22

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       22

Item 3.    Default Upon Senior Securities                                    22

Item 4.    Submission of Matters to a Vote of Security Holders               23

Item 5.    Other Information                                                 23

Item 6.    Exhibits and Reports on Form 8-K                                  23

Signatures                                                                   24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheet
                 As of September 30, 2006 and December 31, 2005
                                   (Unaudited)

                                                                     September 30,         December 31,
                                                                         2006                  2005
                                                                     -------------         ------------
Assets
Current assets:
     Cash and cash equivalents                                           299,656               155,557
     Accounts receivable, net of allowance for
       uncollectible accounts of $54,841 and $50,250                     274,571               423,041
     Inventories                                                       1,269,140             1,181,781
     Prepaid expenses and other current assets                           187,475               245,171
        Deferred financing costs, net                                         --                89,648
                                                                     -----------           -----------
Total current assets                                                   2,030,842             2,095,198

Property and equipment, net                                              190,686               334,615
Deferred financing costs, net                                             50,936                    --
Other noncurrent assets                                                   55,930                40,930
                                                                     -----------           -----------
Total assets                                                           2,328,394             2,470,743
                                                                     ===========           ===========

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                    361,725               270,389
     Accrued liabilities                                                 927,006               747,810
     Current portion of capital lease obligation                           4,520                 4,520
     Deferred revenue                                                     89,305                75,810
                                                                     -----------           -----------
Total current liabilities                                              1,382,556             1,098,529

Capital lease obligation, less current portion                             2,307                 6,060
Notes payable to stockholder                                           6,146,000             6,071,000

Commitments and Contingencies                                                 --                    --

Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000                                          --                    --
         None issued and outstanding
     Common stock, $.001 par value:
         Authorized shares - 40,000,000
         Issued and outstanding - 25,783,002 and 22,276,099               25,783                22,276
     Additional paid-in capital                                       38,523,147            37,078,716
     Notes receivable from stockholders                               (1,124,541)           (1,088,590)
     Accumulated deficit                                             (42,550,633)          (40,730,646)
     Accumulated other comprehensive (loss)/income                       (76,225)               13,398
                                                                     -----------           -----------
Total stockholders' deficit                                           (5,202,469)           (4,704,846)
                                                                     -----------           -----------

Total liabilities and stockholders' deficit                            2,328,394             2,470,743
                                                                     ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
     For the Three Months and Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                          Three Months Ended                  Nine Months Ended
                                             September 30,                       September 30,
                                    ------------------------------      ------------------------------
                                        2006              2005              2006               2005
                                    ------------      ------------      ------------      ------------
Net sales                           $    641,303      $    538,443      $  2,319,362      $  1,775,225

Costs and expenses:
     Cost of products sold               545,105           474,626         1,800,109         1,731,780
     Salaries and wages                  351,619           445,664         1,044,010         1,043,563
     Selling and administrative          260,055           322,409           942,753         1,048,765
                                    ------------      ------------      ------------      ------------
                                       1,156,779         1,242,699         3,786,872         3,824,108
                                    ------------      ------------      ------------      ------------
Loss from operations                    (515,476)         (704,256)       (1,467,510)       (2,048,883)

Other income (expense):
        Interest income                   13,011            12,838            37,698            38,603
        Interest expense                (136,810)         (108,897)         (390,175)         (334,976)
                                    ------------      ------------      ------------      ------------
Total other expense, net                (123,799)          (96,059)         (352,477)         (296,373)
                                    ------------      ------------      ------------      ------------
Loss before income taxes                (639,275)         (800,316)       (1,819,987)       (2,345,255)
Income tax expense                            --                --                --                --
                                    ------------      ------------      ------------      ------------
Net loss                                (639,275)         (800,316)       (1,819,987)       (2,345,255)
                                    ============      ============      ============      ============

Basic and diluted loss
  per common share                  $      (0.03)     $      (0.04)     $      (0.07)     $      (0.12)
                                    ============      ============      ============      ============
Weighted average common shares
  outstanding                         25,355,915        22,276,099        24,833,119        19,591,962
                                    ============      ============      ============      ============

See accompanying notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                               ----------------------------
                                                                                  2006              2005
                                                                               -----------      -----------
OPERATING ACTIVITIES
Net loss                                                                       $(1,819,987)     $(2,345,255)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 157,444          181,225
     Provision for bad debts                                                        36,217           21,833
     Provision for obsolete and slow moving inventory                              (16,085)             347
     Deposit on other assets                                                       (15,000)              --
     Amortization of deferred financing costs included in interest expense          38,712           78,786
     Interest receivable from notes receivable from stockholders                   (35,951)         (35,951)
     Compensation expense on stock-based arrangements with employees,
         consultants, investors and vendors                                        205,338           39,565

     Changes in operating assets and liabilities:
         Accounts receivable                                                       112,253          255,625
         Inventories                                                               (69,196)          66,105
         Prepaid expenses and other current assets                                  57,696           17,474
         Accounts payable                                                           91,336           17,124
         Accrued liabilities                                                       209,196          185,341
         Deferred revenues                                                          13,496           28,917
                                                                               -----------      -----------
Net cash used in operating activities                                           (1,034,531)      (1,488,864)

INVESTING ACTIVITIES
Purchases of property and equipment                                                 (9,562)         (21,675)
                                                                               -----------      -----------
Net cash used in investing activities                                               (9,562)         (21,675)

FINANCING ACTIVITIES
Proceeds from sale of common stock                                               1,210,000        1,482,200
Proceeds from exercise of stock options                                              2,600            2,936
Proceeds from notes payable to stockholder                                         822,000          923,100
Payment of notes payable to stockholder                                           (747,000)      (1,044,000)
Payment of capital lease obligations                                                (3,753)          (3,374)
                                                                               -----------      -----------
Net cash provided by financing activities                                        1,283,847        1,360,862
Effect of exchange rate changes on cash and cash equivalents                       (95,655)          76,182
                                                                               -----------      -----------
Net (decrease) in cash and cash equivalents                                        144,099          (73,495)
Cash and cash equivalents at beginning of period                                   155,557          257,210
                                                                               -----------      -----------
Cash and cash equivalents at end of period                                         299,656          183,715

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                                         $   344,855          244,149
                                                                               ===========      ===========
NONCASH INVESTING AND FINANCING ACTIVITIES

Common stock issued in settlement of accrued bonus                             $    30,000               --

Warrants issued in connection with financing costs                             $        --      $    55,000
                                                                               ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
      Condensed Consolidated Statements of Changes in Stockholders' Deficit
                      Nine Months ended September 30, 2006

                                                                                                                      Accumulated
                                  Common Stock         Additional         Notes                           Other         Total
                            -----------------------     Paid-in        Receivable       Accumulated   Comprehensive  Stockholders'
                              Shares         Amount     Capital     From Stockholders     Deficit     Income (Loss)      Deficit
                            ----------      -------   -----------   -----------------   ------------  -------------  -------------
Balance at
  December 31, 2005         22,276,099      $22,276   $37,078,716      $(1,088,590)     $(40,730,646)     $ 13,398    $(4,704,846)
Foreign currency
  translation adjustment                                                                                   (89,623)       (89,623)

Net loss                                                                                  (1,819,987)                  (1,819,987)
                                                                                                                      -----------
Total comprehensive loss                                                                                               (6,614,456)
Compensation expense
  associated with
  unvested options                                          4,996                                                           4,996
Issuance of
  common stock
  in private
  placement, net             3,461,903        3,462     1,206,538                                                       1,210,000
Warrants issued
  to investors                                            112,742                                                         112,742
Shares issued in
  settlement of
  employee bonus                40,000           40        29,960                                                          30,000
Exercise of stock options        5,000            5         2,595                                                           2,600
Interest receivable
  related to
  notes receivable
  from stockholders                                                        (35,951)                                       (35,951)
Compensation expense
  associated with
  option modification                                      87,600                                                          87,600
                            ----------      -------   -----------      -----------      ------------      --------    -----------
Balance at
  September 30, 2006        25,783,002       25,783    38,523,147       (1,124,541)      (42,550,633)      (76,225)    (5,202,469)
                            ==========      =======   ===========      ===========      ============      ========    ===========

See accompanying notes to condensed consolidated financial statements.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2006.

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

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 2,905,918 and 3,072,070 respectively for the three-month and nine-month periods ended September 30, 2006 and 3,418,070 for the three-month and nine-month periods ended September 30, 2005, respectively.

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

Using the Black-Scholes option-pricing model for all options granted, the Company's pro forma net loss and pro forma net loss per share with related assumptions were as follows:

                                        Three Months Ended      Nine Months Ended
                                        September 30, 2005      September 30, 2005
                                        ------------------      ------------------
Net loss as reported                       $   (800,316)           $   (2,345,255)

Stock-based employee
  compensation cost
  (intrinsic value method)                           --                        --

Fair value method
  stock option expense                          (38,847)                   58,067
                                           ------------            --------------
Pro forma net loss                         $   (839,163)           $   (2,287,188)
                                           ============            ==============
Loss per common share:
  Basic and diluted loss
    as reported                            $      (0.04)           $        (0.12)
  Basic and diluted loss
    pro forma                              $      (0.04)           $        (0.12)

Weighted average
  fair value per
  option granted
  during the period(1)                     $        .24            $          .53

Assumptions
  Average Risk Free Interest Rate                  3.99%                     4.26%
  Average Volatility Factor                        .607                      .712
  Expected Dividend Yield                             0%                        0%
  Expected Life (in years)                          2.5                      4.75

----------
A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

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

Inventories consisted of the following at September 30, 2006:

         Raw materials                                            $  858,174
         Finished goods                                              410,966
                                                                  ----------
                                                                  $1,269,140
                                                                  ==========

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled approximately $10,000 and $22,000 for the three-months ended September 30, 2006 and 2005, and $39,000 and $79,000 for the nine months ended September 30, 2006 and 2005 respectively. In March 2002, the Company recorded the initial deferred financing costs of $318,000 for the shareholder loan with a maturity date of December 31, 2004. On March 14, 2003, the Company recorded additional deferred financing costs of $214,400 related to an additional $3.5 million commitment provided by the same stockholder, with a payback date of December 31, 2004. On February 2, 2004 the maturity date for both loans were extended to December 31, 2005, resulting in the addition of approximately $94,000 of related deferred financing costs. On April 14, 2005 the maturity date was extended to December 31, 2006, resulting in the addition of approximately $55,000 of related deferred financing costs. Accumulated amortization of deferred financing costs as of September 30, 2006 was approximately $630,000.

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

The following table shows the changes in the aggregate product warranty liability for the nine-months ended September 30, 2006:

         Balance as of December 31, 2005                   $    70,370
         Less: Payments made                                    (7,205)
               Change in prior period estimate                   1,122
         Add: Provision for current period warranties            9,634
                                                           -----------
         Balance as of September 30, 2006                  $    73,921
                                                           ===========

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (Ltd). Comprehensive loss as of September 30, 2006 and 2005 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and nine-months ended September 30, 2006 and 2005:

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                               --------------------------      --------------------------
                                                  2006            2005            2006            2005
                                               ----------      ----------      ----------      ----------
Net loss                                         (639,275)       (800,316)     (1,819,987)     (2,345,255)
                                               ----------      ----------      ----------      ----------

Other comprehensive income:
   Foreign currency translation adjustment         30,974          20,511          89,623          71,162
                                               ----------      ----------      ----------      ----------
Total other comprehensive income                   30,974          20,511          89,623          71,162
                                               ----------      ----------      ----------      ----------

Comprehensive loss                               (608,301)       (779,805)     (1,730,364)     (2,274,093)
                                               ==========      ==========      ==========      ==========

New Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $1,034,531 and $1,488,000 during the nine-months ended September 30, 2006 and 2005, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

On March 29, 2006, the stockholder amended the original loan agreements to extend the payback dates to December 31, 2007 (see note 5). Previously, the stockholder waived the funding requirement mandating maturity as such time as the Company raised an additional $7.0 million over the $3.5 million previously raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. As of September 30, 2006, the Company had drawn a total of $6.146 million of the available funds.

Subsequent to September 30, 2006, the Company received $1.032 million in cash proceeds from accredited investors for the purchase of 1,474,286 common shares. Through November 14, 2006, the company had net repayments of approximately $685,000 of the shareholder loan.

The Company anticipates increased cash flows from 2006 and 2007 sales activity; however, additional cash will still be needed to support operations. If additional capital is not raised, budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company will have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2007. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

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

On September 14, 2006, the Company issued a confidential private placement offering, with a purchase price of $0.70 per share of common stock. Each four shares purchased will entitle the purchaser to receive common stock purchase warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to October 1, 2011. As of September 30, 2006, the Company had received gross proceeds of approximately $.3 million for an aggregate of 428,570 shares of common stock.

Subsequent to September 30, 2006, the Company received $1.032 million in cash proceeds from accredited investors for the purchase of 1,474,286 common shares.

4.       STOCK OPTIONS

During the nine-months ended September 30, 2006 and 2005, respectively, employees of the Company exercised 5,000 and 3,270 common stock options. The Company received $2,600 and $2,936, respectively, in cash proceeds in exchange for the shares issued in 2006 and 2005.

During the three-month and nine month periods ended September 30, 2006, the Company recognized compensation expense of approximately $49,000 and $205,000, respectively. During the three-month and nine-month periods ended September 30, 2005, the Company recognized compensation expense of approximately $114,000 and $40,000, respectively.

For the three-month and nine-month periods ended September 30, 2006, the Company recorded stock-based compensation expense of $2,372 and $4,996. For the three-month and nine-month periods ended September 30, 2005, the Company recognized an expense of approximately $6,000 and $40,000, respectively, of stock-based compensation expense under the intrinsic value method.

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

A summary of the Company's stock option plans as of September 30, 2006, and changes during the nine month period then ended is presented below:

                                                        Nine Months Ended
                                                       September 30, 2006
                                                    ---------------------------
                                                                    Weighted Average
                                                Number of Options    Exercise Price
                                                -----------------   ----------------
Options outstanding at beginning of period          2,152,070          $   3.18
Options granted                                        35,000              1.11
Options exercised                                       5,000               .52
Options Cancelled                                       5,000               .52
Options expired                                       337,295              2.93
                                                    ---------          --------
Options at end of period                            1,839,775              3.20
                                                    ---------          --------
Options exercisable at end of period                1,776,025              3.29
                                                    =========          ========

A summary of the Company's stock option plans as of September 30, 2006, and changed during the three month period then ended is presented below:

                                                         Three Months Ended
                                                         September 30, 2006
                                                -------------------------------------
                                                                     Weighted Average
                                                Number of Options     Exercise Price
                                                -----------------    ----------------
Options outstanding at beginning of period          2,117,070            $ 3.10
Options granted                                            --                --
Options exercised                                       5,000               .52
Options cancelled                                       5,000               .52
Options expired                                       267,295              2.50
                                                    ---------             -----
Options at end of period                            1,839,775              3.20
                                                    ---------             -----
Options exercisable at end of period                1,776,025              3.29
                                                    =========             =====

Changes in the Company's unvested options for the nine months ended September 30, 2006 are summarized as follows:

                                                 Nine Months Ended
                                                September 30, 2006
                                          ------------------------------------
                                                              Weighted Average
                                          Number of Options   Exercise Price
                                          -----------------   ----------------
Options unvested at beginning of period          38,750          $ .34
Options granted                                  35,000           1.11
Options exercised                                 5,000            .52
Options cancelled                                 5,000            .52
Options expired                                      --             --
                                                 ------          -----
Options unvested at end of period                63,750          $ .89
                                                 ======          =====

Changes in the Company's unvested options for the three months ended September 30, 2006 are summarized as follows:

                                                   Three Months Ended
                                                   September 30, 2006
                                           ----------------------------------
                                                               Weighted Average
                                           Number of Options    Exercise Price
                                           -----------------   ---------------
Options unvested at beginning of period          73,750          $.84
Options granted                                      --            --
Options exercised                                 5,000           .52
Options cancelled                                 5,000           .52
Options expired                                      --            --
                                                 ------          ----
Options unvested at end of period                63,750          $.89
                                                 ======          ====

                                    Options Outstanding                          Options Exercisable
                         ------------------------------------------------   -----------------------------
                                           Remaining
                                            Average          Weighted
      Range of              Number      Contractual Life     Average          Number     Weighted Average
    Exercise Price       Outstanding       (In Years)      Exercise Price   Exercisable  Exercise Price
    ---------------      -----------    ----------------   --------------   -----------  ----------------
    $ .21  - $ 1.70       1,091,900          5.64             $ .89          1,029,400       $ .89
     1.86  -   4.50         282,000          3.31              2.50            280,750        2.50
     4.81  -   6.81           3,375           .40              6.00              3,375        6.00
     8.50  -   9.25         462,500          2.37              9.07            462,500        9.07
                          ---------          ----             -----          ---------       -----
Totals                    1,839,775          4.04             $3.20          1,776,025       $3.29
                          =========          ====             =====          =========       =====

----------
A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

A summary of the Company's warrant activity as of September 30, 2006 and changed during the nine month period then ended is presented below:

                                                       2006
                                             ----------------------
                                                 Weighted Average
                                                     Exercise
                                             ----------------------
                                              Options         Price
                                             ---------        -----
Warrants outstanding at the beginning of
     period                                    955,000     $   1.53
     Granted                                   107,143         1.25
     Exercised                                      --           --
     Expired                                        --           --
                                             ---------        -----
Warrants outstanding at end of period        1,062,143         1.48
                                             =========        =====

                                                       2006
                                             ----------------------
                                                 Weighted Average
                                                     Exercise
                                             ----------------------
                                              Options         Price
                                             ---------        -----
Warrants unvested at the beginning of
     period                                    480,000     $    .80

     Granted                                        --           --
     Exercised                                      --           --
     Vested                                    480,000          .80
                                             ---------        -----
Warrants unvested at end of period                  --           --
                                             =========        =====

                                    Warrants Outstanding
                         ------------------------------------------------
                                           Remaining
                                            Average          Weighted
      Range of              Number      Contractual Life     Average
    Exercise Price       Outstanding       (In Years)      Exercise Price
    --------------       -----------    ----------------   --------------
    $ .80  - $1.25        687,143           5.66                .89
     2.00  -  2.25        275,000           1.92               2.11
     4.05                 100,000            .49               4.05
                        ---------           ----               ----
             Total      1,062,143           3.04               1.48
                        =========           ====               ====

Subsequent to September 30, 2006, as part of the private placement offering (see note 3), the Company issued 368,571 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to October 1, 2011. The company will record approximately $128,000 of stock related compensation expense related to this transaction, for the period ending December 31, 2006.

5.       NOTES PAYABLE TO STOCKHOLDER

As of September 30, 2006, the Company had drawn an aggregate of approximately $6.146 million of the $6.15 million from its available line-of-credit, provided by a stockholder, who is also a Board Member, of the Company (see Note 2). Amounts drawn bear interest at the prime rate (8.25% as of September 30, 2006) payable monthly and become due and payable on December 31, 2007; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In February 2006, the Company used the funds received from a private placement to pay down $747,000 of the outstanding loan balance. During the three month period ended September 30, 2006, the Company had drawn an additional $245,000 of the available balance, leaving an available balance of $4,000. On March 29, 2006, the maturity date of the stockholder loan was extended from December 31, 2006 to December 31, 2007.

For the three-months ended September 30, 2006 and 2005, the Company recorded approximately $128,000 and $86,000, respectively, and for the nine-months ended September 30, 2006 and 2005, the Company recorded approximately $348,000 and $255,000, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

Subsequent to September 30, 2006, and through November 14, 2006, the company had net repayments of approximately $685,000 of the shareholder loan.

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

7.       SUBSEQUENT EVENTS

On October 23, 2006, the Board of Directors unanimously appointed Chairman Joseph V. Vittoria to the office of Chief Executive Officer as well as Chairman concurrent with Richard C. Ford stepping down. Mr. Ford will remain on the Board of Directors of the Company as Vice-Chairman but has resigned his position on the Board of Directors of Ltd.

On October 25, 2006, the Board of Directors agreed to award certain employees of the Company vested rights to purchase an aggregate of 17,350 shares of common stock under the Company's 1999 Employee Stock Plan. The options were priced at $1.05, the closing price of a share of stock on October 23, 2006. The Company will record approximately $12,000 of stock related compensation expense, related to this transaction, for the period ending December 31, 2006.

On October 24, 2006, the Company agreed to extend the expiration day by two years to November 30, 2008 for 375,000 stock options previously awarded to Richard C. Ford as a longtime Officer and Director of Puradyn. As per the terms outlined in the Employee 1996 and 1999 Stock Option Plans, Mr. Ford would have had 30 days from the date of his October 23, 2006 departure from the Company to exercise all options. The Company will record an expense of approximately $86,000 related to this transaction in the period ending December 31, 2006.

Subsequent to September 30, 2006, the Company received $1.032 million in cash proceeds from accredited investors for the purchase of 1,474,286 common shares. The purchases resulted in the issuance of 368,571 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to October 1, 2011. The company will record approximately $128,000 of stock related compensation expense related to this transaction, for the period ending December 31, 2006.

On November 2, 2006, the Board of Directors unanimously agreed to award Joseph
V. Vittoria 150,000 Class A Warrants of common stock at a price of $1.25 for consideration of service to the Company in assuming a non-salaried position as Chief Executive Officer as well as Chairman. The expiration date of the warrants is November 7, 2011. The company will record approximately $104,000 of stock related compensation expense, related to this transaction, for the period ending December 31, 2006.

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

Additionally, we continue to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. We are in the process of aggressively seeking to raise capital and are exploring financing availability and options with investment bankers, funds, private sources and existing stockholders. We have implemented further measures to preserve its ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangement. There can be no assurances that we will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

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

Through industry data research, we have been able to identify the potential applications where management believes market penetration is most accessible. Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $18 billion potential industry. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

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

     o Creating customer `pull-through', a sustained level of end user request for our product on the OEM level

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

International sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the puraDYN system represents. In first nine months of 2006, total international sales accounted for 44.3% of the Company's consolidated net sales.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2005

The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the three-months ended September 30, 2006 to the three-months ended September 30, 2005:

         (In thousands)          Three Months Ended September 30,
                                 ---------------------------------
                                   2006         2005       Change
                                 -------      -------      -------
Net sales                        $   641      $   538      $   103
Costs and expenses:
  Cost of products sold              545          474           71
  Salaries and wages                 352          446          (94)
  Selling and administrative         260          322          (62)
                                 -------      -------      -------
Total costs and expenses           1,157        1,242          (85)
                                 -------      -------      -------
Other (expense) income:
   Interest income                    13           13           --
   Interest expense                 (136)        (109)          27
                                 -------      -------      -------
Total other expense                 (123)         (96)          27
                                 -------      -------      -------
Net loss                         $  (639)     $  (800)     $  (161)
                                 =======      =======      =======

NET SALES

Net sales increased by approximately $103,000 or 19% from approximately $538,000 in 2005 to approximately $641,000 in 2006. Approximately $122,000 of the increase is attributable to sales of a new product, which we distribute, the Rentar fuel catalyst.

Sales to three customers accounted for approximately 22%, 16% and 11% (for a total of 49%) of the consolidated net sales for the three-months ended September 30, 2006. For the three-months ended September 30, 2005, sales to two customers accounted for approximately 51% and 15% of the consolidated net sales. The UK subsidiary's sales decreased by approximately $17,000 (10%), from $172,000 to $155,000 for the three-month period ended September 30, 2005 compared to the three-month period ended September 30, 2006.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately 15% from approximately $474,000 in 2005 to approximately $545,000 in 2006. Cost of products sold, as a percentage of sales, decreased from 88% in 2005 to 85% in 2006. The decrease is primarily due to improvements in raw material sourcing, reductions in product bills of materials and product price increases.

SALARIES AND WAGES

Salaries and wages decreased approximately $94,000, or 21%. During the three-months ended September 30, 2005, we recorded an expense of approximately $104,000 due to the increase in our stock price from $.65 at June 30, 2005 to $1.15 at September 30, 2005. As stock-based compensation expense related to variable awards is subject to changes in the quoted market value of our common stock, we cannot predict the impact of stock-based compensation expense on operations in the future. During the three-months ended September 30, 2006, our stock declined from $1.28 at June 30, 2006 to $1.00 at September 30, 2006.
This decrease was partially offset by an approximately $8,000 increase in salary increases to three employees and cost of living wage increases, partially deferred, to all employees. Also during the three-months ended September 30, 2006, we expensed approximately $2,000 related to unvested options.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $62,000, or 19%. There was approximately a $104,000 decrease in expenses due to a gain on currency translation, reduction in travel, entertainment and lodging expenses and deferred finance costs by approximately $48,000, $17,000 and $12,000 respectively. This decrease was partially offset by incurred an expense of approximately $46,000 related to 107,143 warrants issued to investors (see note 3).

INTEREST EXPENSE

Interest expense increased by approximately $27,000, or 25%, as a result of the increase in the interest rate. We pay interest monthly on the notes payable to stockholder at the prime rate, which was 8.25% as of September 30, 2006, compared to 6.75% at September 30, 2005. This increase was also attributable to the higher average principal balance of approximately $6,024,000 in the period ended September 30, 2006 compared to an average principal balance of approximately $5,399,000 for the period ended September 30, 2005.

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2005

The following table sets forth the amount of increase or decrease represented by certain items reflected in the our condensed consolidated statements of operations in comparing the nine-months ended September 30, 2006 to the nine-months ended September 30, 2005:

         (in thousands)           Nine Months ended September 30,
                                 ---------------------------------
                                   2006         2005       Change
                                 -------      -------      -------
Net sales                        $ 2,319      $ 1,775      $   544

Costs and expenses:
  Cost of products sold            1,800        1,732           68
  Salaries and wages               1,044        1,043            1
  Selling and administrative         943        1,049         (106)
                                 -------      -------      -------
Total costs and expenses           3,787        3,824          (37)
                                 -------      -------      -------

Other income (expense):
  Interest income                     38           39            1
  Interest expense                  (390)        (335)          55
                                 -------      -------      -------
Total other expense                 (352)        (296)          56
                                 -------      -------      -------
Net loss                         $(1,820)     $(2,345)     $  (525)
                                 =======      =======      =======

NET SALES

Net sales increased by approximately $544,000, or 31%, from approximately $1,775,000 in 2005 to approximately $2,319,000 in 2006. Approximately $195,000 and $117,000 of the increase is attributable to an increase in unit and filter sales respectively, for the nine-months ended September 30, 2006 as compared to the nine-months ended September 30, 2005. International sales increased approximately $166,000, or 19% from approximately $860,000 for the nine-month period ended September 30, 2005 as compared to approximately $1,027,000 for the nine-month period ended September 30, 2006. Approximately $186,000 of the increase is attributable to sales of a new product, which we distribute, the Rentar fuel catalyst.

Sales to two customers individually accounted for approximately 27% and 17% (for a total 44%) and 27% and 10% (for a total of 37%) of net sales for the nine-months ended September 30, 2006 and 2005, respectively. The UK subsidiary's sales decreased by approximately $6,000, or 1%, from approximately $574,000 for the nine-month period ended September 30, 2005 compared to approximately $567,000 for the nine-month period ended September 30, 2006.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately $68,000, or 4%, from approximately $1,732,000 in 2005 to approximately $1,800,000 in 2006. Cost of products sold, as a percentage of sales, decreased from 98% for the nine-months ended September 30, 2005 to 78% for the nine-months ended September 30, 2006. This decrease in cost of products sold is attributable to improvements in raw material sourcing, reductions in product bills of materials and product price increases.

SALARIES AND WAGES

Salaries and wages increased approximately $1,000. There was a decrease of approximately $9,000 as the result of a net reduction of three employees for a portion of the period, offset by salary increases to three employees and cost of living wage increases, partially deferred, to all employees. This decrease was partially offset by $8,000 of stock based compensation expenses.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $106,000 or 10% from approximately $1,049,000 for the nine months ended September 30, 2005 to approximately $943,000 for the nine months ended September 30, 2006. There was approximately a $260,000 decrease in expenses due primarily to the fluctuation in exchange rates, reduction in deferred finance costs and patent expenses by approximately $207,000 $38,000, and $16,000 respectively. These decreases were partially offset by stock based compensation expenses. We recorded stock based compensation expenses of $205,000 and $40,000 for the nine-months ended September 30, 2006 and 2005, respectively, related to certain variable equity awards and other stock based compensation. In September, 2006, we recorded approximately $46,000 in expense related to warrants issued to investors (see note 3). Approximately $88,000 is due to the extension in May 2006 of the expiration date of the exercise period of 270,000 fully vested stock options for a retired employee who left us in August 2003. Our Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. The exercise price of the options ranges from $1.00 to $8.50. In accordance with FAS123R, we compared the options' fair value on the modification date to the fair value on the date immediately prior to the modification and recorded the corresponding charge to compensation expense.

INTEREST EXPENSE

Interest expense increased by approximately $55,000, or 16%, as a result of an increase in the interest rate on the outstanding balance of the stockholder notes payable. We pay interest monthly on the notes payable to stockholder at the prime rate, which was 8.25% as of September 30, 2006, as compared to 6.75% as of September 30, 2005. Additionally, the higher average principal balance of approximately $6,120,000 in the period ended September 30, 2006 compared to an average principal balance of approximately $5,848,000 for the period ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash and cash equivalents of approximately $300,000. For the nine-month period ended September 30, 2006, net cash used in operating activities was approximately $1,035,000, which primarily resulted from the net loss of approximately $1,820,000. Net cash used in investing activities was approximately $10,000 for the purchase of property and equipment. Net cash provided by financing activities was approximately $1,284,000 for the period, due to net proceeds of $1,210,000 in private placement offerings and the net borrowings of approximately $75,000 of the stockholder loan.

Subsequent to September 30, 2006, the Company received $1.032 million in cash proceeds from accredited investors for the purchase of 1,474,286 common shares. Through November 14, 2006, the company had net repayments of approximately $685,000 of the shareholder loan.

We have incurred net losses each year since its inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations.

On March 28, 2002, we executed a binding agreement with one of our stockholders, who is also a Board Member, to fund up to $6.1 million. On March 29, 2006, the maturity date of the loan was extended from December 31, 2006 to December 31, 2007. As of September 30, 2006, we had drawn $6.146 million of the $6.150 million of the available funds.

At September 30, 2006, we had working capital of approximately $648,000 and our current ratio (current assets to current liabilities) was 1.47 to 1. We anticipate increased cash flows from 2006 sales activity; however, additional cash will still be needed to support operations and meet working capital needs. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2006. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations.

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

Impact of Inflation

Inflation has not had a significant impact on our operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the our end users cost/benefit analysis as to the use of our products. The impact of fluctuations in foreign currency has not been significant. The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.72 on December 31, 2005 to
1.87 on September 30, 2006 as compared to 1.93 on December 31, 2004 to 1.76 on September 30, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Puradyn Filter Technologies Incorporated's Chairman and Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of September 30, 2006, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2006.

                           Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         On September 14, 2006, the Company issued a confidential private placement offering, with a purchase price of $0.70 per share of common stock. Each four shares purchased with entitle the purchaser to receive common stock purchase warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to October 1, 2011. As of November 14, 2006, the Company had received gross proceeds of approximately $1.332 million for an aggregate of 1,902,856 shares of common stock.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On August 15, 2006, the Board of Directors of the Company by virtue of a resolution as well as majority holders of shares of the Corporation's voting stock by virtue of written consent dated September 15, 2006, unanimously agreed to increase the number of authorized shares of the Corporation's Common Stock, par value $0.001 per share, from 30,000,000 shares to 40,000,000 shares.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS

a)       Exhibits:

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)       Reports on Form 8-K:

(1)      A Report on Form 8-K was filed on October 25, 2006, reporting under
         Item 5.02 and Item 7.01 that on October 23, 2006, Richard C. Ford stepped down as Chief Executive Officer of Puradyn Filter Technologies, Inc. The Board of Directors appointed Chairman Joseph V. Vittoria to succeed Mr. Ford as Chief Executive Officer. Mr. Vittoria will hold both offices of Chairman and Chief Executive Officer.

(2)      A Report on Form 8-K was filed on October 10, 2006, reporting under
         Item 1.01 and Item 3.02 that between September 27 and October 9, 2006, Puradyn Filter Technologies Inc. (the Company,) received $650,000 for the sale of 928,571 shares of its common stock at $0.70 per share. The Company has also received commitments for an additional $570,000 to complete the sale of 1,742,857 shares of its common stock at $0.70 per share for an aggregate of $1.22 million. In addition, in connection with the issuance of the sale of the common stock, the Company will issue warrants to purchase a total of 435,714 shares of common stock with the completion of the offering, exercisable at a price of $1.25 per share over a term of five years, assuming that all shares are purchased.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, Puradyn Filter Technologies Incorporated caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PURADYN FILTER TECHNOLOGIES INCORPORATED
(Registrant)

By /s/ Cindy Lea Gimler                                  Date: November 14, 2006
-----------------------------------------
Cindy Lea Gimler, Chief Financial Officer