Form 10KSB
period 2006-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2007-04-02
CIK 1019787

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

(Mark one)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    (No Fee Required)

             For the transition period form __________ to __________

                         Commission file number 0-29192

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          DELAWARE                                        14-1708544
          --------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2017 HIGH RIDGE ROAD BOYNTON BEACH, FLORIDA                  33426
-------------------------------------------                  -----
 (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (561) 547-9499

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
       NONE                                               NONE

Securities registered under Section 12(g) of the Exchange Act:

                    Common stock, par value $.001 per share
                    ---------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No {}

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $3,072,947

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Puradyn Filter's common stock on March 30, 2007 is approximately $15,884,084.

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date. As of March 30, 2007, there were 27,386,352 shares of registrant's common stock outstanding, par value $.001.

This report contains a total of 60 pages.

                                TABLE OF CONTENTS
PART I

ITEM 1.  DESCRIPTION OF BUSINESS...........................................   3

         Forward Looking Statements

         The Company
         Products
         Warranties
         Marketing
         Distribution
         Sales
         Manufacturing and Production
         Competition
         Intellectual Property
         Governmental Approval
         Engineering and Development
         Employees

ITEM 2.  DESCRIPTION OF PROPERTY...........................................   9

ITEM 3.  LEGAL PROCEEDINGS.................................................  10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  10

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........  11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS........  12

         General
         Critical Accounting Policies and Estimates
         Results of Operations
         Liquidity and Capital Resources
         Impact of Inflation
         Quarterly Fluctuations
         Risk Factors Affecting Future Results of Operations

ITEM 7.  FINANCIAL STATEMENTS..............................................  19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURES...........................................  20

ITEM 8A. CONTROLS AND PROCEDURES...........................................  20

ITEM 8B. OTHER INFORMATION.................................................  20

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............  21

ITEM 10. EXECUTIVE COMPENSATION............................................  25

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER TRANSACTIONS...............  29

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
         AND DIRECTOR INDEPENDENCE.........................................  30

ITEM 13. EXHIBITS..........................................................  31

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................  33

                                     PART I

The term "the Company", "Puradyn", "we", "us" or "our" refers to Puradyn Filter Technologies Incorporated, unless the context otherwise implies. The term "Ltd." and "Puradyn, Ltd" refers to the Company's subsidiary, Puradyn Filter Technologies, Ltd., unless the context otherwise implies.

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

PRODUCTS

         The core product, the patented PURADYN bypass oil filtration system, is offered in two models, TF and PFT, and can be attached to almost any engine and hydraulic systems. The concept of bypass filtration is similar to a dialysis machine that filters blood to rid it of impurities, keeping the oil continually clean. Whenever the engine or machinery is operating, the PURADYN is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as gaseous and liquid contaminants, while protecting the engine or hydraulic equipment from harmful wear caused by contaminants in the oil. Additive packages in which chemicals are added to the filtering media replenish spent additives in the oil, helping to maintain the oil's proper chemical balance and viscosity.

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

         We also manufacture and distribute replacement filter elements ("Element" or "Elements") for the PURADYN system. Depending upon the application, we generally recommend that the Element be replaced at the engine manufacturer's recommended/approved periodic oil change interval or as oil analysis dictates. The type of Element used also depends upon the specific type of engine or hydraulic application. A customer can change the Element and take the required oil sample in approximately five to ten minutes.

         By continually removing contaminants and replacing vital additives through a patented time-release additive package to keep oil constantly clean, the PURADYN Element substantially extends intervals between oil changes. Elements are interchangeable between (similar-sized) models.

         The Company has implemented patented and/or proprietary technology in the filter Elements that provides several advantages including:

o An additive package in which pelletized chemicals are added to the filtering media to replenish additives in the oil. This additive package helps to maintain the oil's chemical balance and viscosity. In 2006, the Company re-engineered the additive package to be compatible with new oils designed to meet EPA 2007 on-highway exhaust emission standards, and be simultaneously backwards-compatible with all older API diesel lubrication oil service categories.

o CGP(R) Extended Life Filter Element containing a patent-pending process for chemical grafting. This new technology improves the attraction and retention of soot and other solid contaminants to the packed cotton filter material. CGP technology was developed over a three-year period inclusive of laboratory and field-testing. Consolidated results from across the country show that test vehicles averaged more than 160,000 miles without the need for a traditional oil change.

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

         We have also become either Distributor or Master Distributor for the following companies:

o Honeywell Consumer Products Group, manufacturer of FRAM(R) filters. As a result, we are able to offer the full line of FRAM filters to our distributors.

o MotorCheck(TM) On-Site Oil Analysis. The analyzer combines optical emission and infrared oil analysis with optional viscometer within a desktop-sized enclosure for fast, accurate fluid analysis.

o Rentar Environmental Systems. Puradyn is a Master Distributor for Rentar. The patented and proprietary Rentar(R)Fuel Catalyst is specifically designed to increase the efficiency of diesel engines by increasing fuel efficiency and reducing harmful emissions.

WARRANTIES

         The PURADYN carries a six-month `money-back' performance guarantee, and is currently warranted to the original user to be free of defects in material and workmanship for one year with unlimited miles/hours. End users have the option to purchase a four-year extended warranty; however, sales of these extended warranties have been minimal.

         For the Company's performance guarantee and warranties to remain in effect, users must, among other things, maintain a record of the laboratory oil analysis results. To date, there have been no material warranty claims, although there can be no assurances that such a trend will continue.

         The Company has received letters from Deere & Company, Detroit Diesel Corporation, Caterpillar, Inc., Ford Motor Company, Mack Trucks, Inc., Cummins Engine Company, Inc., Daimler Chrysler Corporation and other engine manufacturers who have all stated that the installation and use of the PURADYN does not void their manufacturer warranties unless an engine failure is attributed to the PURADYN. Most engine manufacturers will accept oil analyses as alternatives to their recommended oil change intervals. This is standard industry practice endorsed by OEMs and various fleet maintenance organizations.

MARKETING

         The Company's products are marketed to numerous segments of the transportation industry including marine, agricultural, bus, generator, construction, mining, industrial and hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the Company's primary focus is on the industrial/construction, generator set, marine, and OEM segments.

         Since 2004, the Company has reduced its advertising campaigns in OEM and truck fleet-related trade magazines, concentrating instead on direct sales contacts, trade shows, white papers and other methods of demonstration to promote its products within targeted markets to generate awareness and stimulate sales.

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

         One of our marketing strategies is based on creating customer `pull-through', a sustained level of request for our product on the OEM level from end-users. To this end we established aftermarket programs in 2001 and 2002 with Mack Trucks, Volvo Trucks North America and Paccar (parent company of

Kenworth and Peterbilt), all OEMs that sell and service, to offer our product through their dealer network and distribution centers. To date, customer pull-through has resulted in a limited number of our systems being factory-installed at individual Volvo Trucks, N.A., Mack Trucks, Kenworth Truck and Freightliner facilities. Although we continue to develop this strategic part of our business, the aftermarket program formally ended in 2006; however, certain aftermarket dealers have remained as distributors of our product.

         In 2005, we entered into limited-time agreements with three outside consultants to actively pursue federal contacts on three separate levels: legislative, environmental and energy policy, and military procurement. Management believes that this is a market that can be successfully cultivated at this time, based on the following:

         o 2007 National Stocking Number (NSN) assigned to a specific Puradyn system kit to be installed on the U.S. Army's Mine Protection Vehicle family.
         o 2006 final test results from the US Department of Energy, which shows that the PURADYN systems used in evaluation of the benefits and cost analysis of bypass oil filtration, have produced an estimated savings of 89% in oil usage and purchases when used on heavy-duty diesel engines.
         o 2006 initial order placed by the U.S. Military to have the PURADYN installed on new trucks supplied by Freightliner LLC for foreign military sales.
         o New five-year contract awarded in December 2004 from the General Services Administration (GSA) for its Vehicular Multiple Award Schedule, New Technologies, which simplifies the procurement process for governmental agencies.
         o Successful presentation of the PURADYN at the Military Expedited Modernization Initiative Procedure (EMIP) Program in January 2005.

         The Company has established in-house investor relations and marketing departments.

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

         The Company has warehouse distributors located throughout North America. The remaining distributors are located primarily in South America, England, Europe and Asia. These distributors purchase product directly from the Company and sell to their existing or new customers. The Company will accept returns of products that are defective at the time of sale to the distributor or prove to be defective during the warranty period. Returns are subject to specific conditions.

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

         Currently, our products are being evaluated (in various stages of progress) by numerous potential end users and existing customers including, among others:

         o    A major construction equipment OEM
         o    A major engine OEM
         o    A major transmission OEM
         o    A road materials handling Company
         o    Two leading food companies
         o    The U.S. Military
         o    A major oil company
         o    Two major long-haul carriers

         In December 2004 we were awarded a new five-year contract on the Vehicular Multiple Award Schedule, New Technologies, which replaced the schedule on which we had currently been, which will enable us to offer our PURADYN system to all federal government agencies. The new schedule allows easy access to our products without the usual lengthy bid process to all federal agencies that purchase vehicles, including construction equipment, medium and heavy trucks, waste disposal vehicles, aerial lift vehicles and fire trucks. This new contract period is for five years from the date of the award (to December 2009) with three five-year options.

         During 2006 and 2005, two customers together accounted for approximately 39% and 45%, respectively, of the Company's consolidated net sales. In 2006, there were two customers that individually accounted for greater than 10% each of net sales, or approximately $769,000 and $417,000, while in 2005 two customers individually accounted for greater than 10% each of net sales, or approximately $705,000 and $424,000.

         At December 31, 2006 there were five customers whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 20%, 18%, 7%, 6% and 5% respectively, for a total of 56% of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations.

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

         In 2006, sales to a customer with one of the nation's largest privately held fleet of trucks and equipment, represented 25% of our consolidated net sales. This represents a 3% decrease from its percentage of consolidated net sales in 2005.

         In 2002, after extensive testing, one of the world's largest manufacturers of medium-size power generators purchased over $350,000 of product. This customer accounted for 17% of our 2005 consolidated net sales and 14% of our 2006 consolidated net sales.

INTERNATIONAL SALES

         The Company, directly and/or with the assistance of commission-based manufacturer's representatives, has established primarily non-exclusive distributors in various countries, including Denmark, South Africa, Nigeria, United Kingdom, Kuwait, United Arab Emirates, Thailand, Colombia, and others. The ultimate success of these and other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. Total international sales amounted to approximately 53% and 44% of consolidated net sales in 2006 and 2005, respectively.

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

         In January 2004, we received ISO 9001:2000 certification from the International Organization for Standardization. ISO 9001:2000 is a series of internationally accepted, multi-part quality management systems for industry-wide standardization applied to manufacturing and service organizations. Management believes this certification will reinforce recognition of its tangible commitment to quality control from OEMs and other potential large customers. In January and November 2005, we successfully completed surveillance audits and in November 2006, we successfully completed our recertification audit to retain ISO 9001:2000 certification.

COMPETITION

         Competitive bypass oil filters produced by other companies in varying degrees address the issues of solid or liquid contaminant filtration through centrifugal design, media filtration or evaporation. However, Puradyn believes that it designs and manufactures the only bypass oil filtration system that incorporates all of the following features:

         o Filtering solid contaminants to below one micron, including enhanced soot retention through the use of a patent-pending process for chemical grafting;
         o Effectively removing harmful gaseous and liquid contaminants through a heated evaporation chamber;
         o    Replenishing the base additives;
         o    Maintaining oil viscosity

         In addition, the PURADYN system was the only bypass oil filtration system designated by the California EPA as a `Pollution Prevention' technology. The certificate states in part, "The PURADYN(R) system has been shown to be an effective means of extending engine oil change intervals without adversely affecting engine wear or performance".

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

INTELLECTUAL PROPERTY

         The Company owns patents for the PURADYN system; filter Elements, oil flow meter, and two patents for technology which include a manifold type full-flow filter/bypass filtration unit (side-by-side) in the U.S. and certain other countries. The expiration dates of these patents range from May 2014 to October 2016.

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

         2007 emissions standards represent landmark regulations. Unlike cars, which rely heavily on after-treatment devices, to meet emission regulations, most heavy-duty engine manufacturers have relied on computer and engine component technology to meet stringent exhaust gas standards. Today, catalytic converters and particulate traps in addition to using exhaust gas recirculation
(EGR) are required to meet these new 2007 emission standards. Due to the after-treatment devices and their sensitivity to ash content, the oil industry had to develop entirely new additive formulation removing any additives that produced ash as a byproduct. Therefore, in order to be compatible with the new oil formulation, we developed an entirely new additive package for 2007. In addition, this new additive package is backwards-compatible in that it is also compatible with the pre-2007 oils. Both lab and field tests of the new additive package demonstrated excellent results.

         As more engine manufacturers move to these new methods, including EGR, the oil is being subjected to more extreme conditions increasing the need for finer filtration of contaminants such as soot; reduction of water and gaseous contaminants, and constant replenishment of oil additives to combat oxidation and acid.

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

         In 2006 and 2005, we spent approximately $52,000 and 31,000, respectively, on engineering research, the cost of which was not passed on to our customers.

EMPLOYEES

         At December 31, the Company had 28 employees, including 3 from Puradyn Ltd., in the following areas:

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

ft. to approximately 25,500 sq. ft. (5,000 sq. ft. for administration, 20,500 sq. ft. (versus former 10,000 sq. ft.) for manufacturing.) The lease term at the new facility is for 68 months with a total lease obligation of approximately $774,000.

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

ITEM 3.  LEGAL PROCEEDINGS.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In December 2001, the Company was accepted and listed on the American Stock Exchange under the symbol PFT. On June 24, 2005, the Company submitted an application to the Securities and Exchange Commission (SEC) for the voluntarily withdrawal of the listing of its common stock from the American Stock Exchange. On August 18, 2005 this application was approved effective at the opening of business that day. The Company continues to be required to file reports with the SEC under Section 13 of the Securities Exchange Act of 1934, including quarterly and annual reports and, as of August 31, 2005, its common stock is included for quotation on the OTC Bulletin Board under the symbol PFTI.OB.

         As of December 31, 2006, there were approximately 295 stockholders of record of the Company's stock. The closing bid price quoted on the Over The Counter Bulletin Board for the Company's Common Stock at March 30, 2007 was $.58. The transfer agent for the Company's common stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

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

         The following table indicates the high and low sales prices for the quarterly periods in 2006 and 2005:

         QUARTER ENDED     2006 SALES PRICE               2005 SALES PRICE
                       --------------------------     -------------------------
                           HIGH          LOW             HIGH          LOW
                       ------------- ------------     ------------ ------------
         March 31          $1.90         $0.67            $1.24        $0.86
         June 30           $1.75         $1.00            $1.04        $0.32
         September 30      $1.33         $0.90            $1.80        $0.31
         December 31       $1.20         $0.55            $1.21        $0.51

         As of March 30, 2007, the high sales price for the first quarter of 2007 was $.96 while the low for the quarter was $.56.

         Between October 2, 2006 and November 22, 2006, the Company received $1.057 million in cash proceeds from nine accredited investors for the purchase of 1,510,000 common shares.

         In the foregoing transaction, the purchaser represented that he/she/it was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with any transaction, and the certificate evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. Accordingly, this transaction was exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) of the Act and the rules and regulations there under.

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

         Through industry data research, we have been able to identify the potential applications where management believes market penetration is most accessible. Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $15 billion potential market. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

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

         o    The expansion of existing strategic relationships
         o Development and expansion of our distribution network with qualified distributors in order to establish a sales- and service-oriented nationwide infrastructure
         o Continuing to target existing and new industrial/construction equipment fleets, marine applications, and major diesel engine and generator set OEMs
         o Creating customer `pull-through', a sustained level of request for our product on the OEM level
         o Converting customer evaluations into sales, both immediate and long term

         While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

         o 2006 announcement that the PURADYN has been approved for use by one of the largest international diversified energy resource companies for retrofit of equipment used at one of its key coal mine facilities in the Southwestern U.S.

         o 2006 final results released by the U.S. Department of Energy of a three-year evaluation (2002-2005) of the cost analysis and benefits of bypass filtration technology show 89% oil savings on heavy-duty diesel engines.

         o 2006 announcement that the U.S. Military has ordered the PURADYN system installed on new trucks supplied by Freightliner LLC for foreign military sales.

         o 2006 continued testing by the U.S. Military for use of the PURADYN system on several other applications.

         o Recognition by several engine manufacturers for specific application concerning Puradyn's ability to safely extend drain intervals by providing acceptable clean oil as verified through oil analysis.

         We believe that industry acceptance resulting in sales will continue to grow in 2007; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management's expectations or result in actual revenues.

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

         The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to certain customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements. Management believes based on past experience and future expectations that such limited return rights and warranties will not have a material adverse effect on the Company's financial statements.

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

         These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company's current and former independent registered public accounting firms Webb & Company and DaszkalBolton LLP, respectively, to include a statement in its audit report relating to the Company's audited consolidated financial statements for the years ended December 31, 2006 and December 31, 2005 expressing substantial doubt about the Company's ability to continue as a going concern.

         The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials, and the company expects to see results from these reductions, as well as other cost reduction plans through 2007. Additionally, the Company is reviewing cost of material increases, which are expected to be passed through to its customers as product price increases.

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

Recent Accounting Pronouncements

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

         In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154 "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Company's financial condition or results of operations.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity's own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Company's financial statements.

Results of Operations

         The following table sets forth (amounts in thousands) the Company's operating information for the years ended December 31,2006 and 2005:

                                                 (IN THOUSANDS)
                                                                  INCREASE
                                           2006        2005      (DECREASE)
                                          -------     -------     -------
         Net sales                        $ 3,073     $ 2,475     $   598

         Operating costs and expenses:
           Cost of products sold            2,567       2,420         147
           Salaries and wages               1,348       1,405         (57)
           Selling and administrative       1,343       1,444        (101)
                                          -------     -------     -------
                                            5,258       5,269         (11)

         Loss from operations              (2,185)     (2,794)       (609)

         Other income (expense):
           Interest income                     50          63         (13)
           Interest expense                  (518)       (460)        (58)
                                          -------     -------     -------
         Total other expense                 (468)       (397)        (71)

         Net loss                         $(2,653)    $(3,191)       (538)
                                          =======     =======     =======

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

         NET SALES Net sales increased by approximately $598,000 from approximately $2,475,000 in 2005 to approximately $3,073,000 in 2006. Sales of Rentar units accounted for approximately $186,000 of the increase. Total international sales increased approximately $545,000, from approximately $1,076,000 in 2005 to approximately $1,621,000 in 2006. The mix of product sold continues to change as filter sales have increased slightly and unit sales have decreased slightly over last year's volumes. Although the Company anticipates increased sales to customers in 2007, there can be no assurance that the sales volume generated by these customers will increase or remain at the same level in 2007.

         COST OF SALES Cost of sales increased by approximately $147,000 from approximately $2,420,000 in 2005 to approximately $2,567,000 in 2006. This increase is directly attributable to the increase in sales by approximately $598,000. Cost of products sold, as a percentage of sales, decreased from 98% in 2005 to 84% in 2006. The decrease is primarily due to improvements in raw material sourcing, reductions in product bills of materials and product price increases. Additionally, the Company realized higher margins on sales generated under distributor agreements.

         SALARIES AND WAGES Salaries and wages decreased approximately $57,000 due to personnel changes in the sales and administrative staff.

         SELLING AND ADMINISTRATIVE EXPENSES Selling and administrative expenses decreased by approximately $101,000 from approximately $1,444,000 in 2005 to approximately $1,343,000 in 2006. During 2005 the Company expensed investment capital costs of approximately $106,000, such expenses were not incurred in 2006.

         INTEREST EXPENSE Interest expense increased by approximately $58,000 from $460,000 in 2005 to $518,000 in 2006. The Company pays interest monthly on the note payable to stockholder at the prime rate, which was 8.25% as of December 31, 2006. The increase is offset by a lower principal balance of $5,839,000 with a higher interest rate of 8.25% at December 31, 2006 as compared to a balance of $6,071,000 and an interest rate of 7.25% at December 31, 2005.

Liquidity and Capital Resources

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

         These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company's current and former independent auditors Webb & Company, P.A. and DaszkalBolton LLP, respectively, to include a statement in its audit report relating to the Company's audited consolidated financial statements for the years ended December 31, 2006 and December 31, 2005 expressing substantial doubt about the Company's ability to continue as a going concern.

         The Company is currently addressing the liquidity and working capital issues and is in the process of attempting to raise additional capital with institutional and private investors and current stockholders. As of March 26, 2007, the Company received commitments totaling $500,000 in capital proceeds from five accredited investors.

         As of December 31, 2006, the Company had cash and cash equivalents of approximately $55,000. For the year ended December 31, 2006, net cash used in operating activities was approximately $1,942,000, which primarily resulted from the net loss of approximately $2,653,000, combined with changes in working capital amounts. Net cash used in investing activities was approximately $39,000 for purchases of property and equipment. Net cash provided by financing activities was approximately $2,033,000 for the year, primarily due to proceeds of $2,267,000 of funds from the sale of common stock to a private placement investor, offset by a reduction in shareholder loans of $232,000.

         Beginning on March 28, 2002, the Company had a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $6.1 million. Amounts drawn bear interest at the prime rate per annum (8.25% at December 31, 2006) payable monthly and were to become due and payable on December 31, 2005, or upon a change in control of the Company or consummation of any other financing over $7 million. In April 2005, the repayment date was extended to December 31,2006. In March 2006, the repayment date was further extended to December 31, 2007 and in March 2007, the repayment date was extended to December 31, 2008. In consideration for the stockholder entering into this loan agreement, the Company has granted the stockholder a total of 475,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the dates of grant. As of December 31, 2006, the Company had drawn $5.839 million of the available funds.

         At December 31, 2006, the Company had working capital of approximately $692,000 and its current ratio (current assets to current liabilities) was 1.53 to 1, as compared with working capital of approximately $907,000 and a current ratio of 1.83 to 1 at December 31, 2005. The Company anticipates increased cash flows from 2006 sales activity; however, additional cash will still be needed to support operations and meet working capital needs. If additional capital is not raised, budgeted sales levels are not achieved or significant unanticipated expenditures occur, the Company will have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2007. There can be no assurance that the Company will be able to raise the additional capital or that it will continue to operate as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Reports of Independent Registered Public Accounting Firms..................36-37

Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2006........................  38

     Consolidated Statements of Operations -
     Years ended December 31, 2006 and 2005................................  39

     Consolidated Statements of Changes in Stockholders' Deficit -
         Years ended December 31, 2006 and 2005............................  40

     Consolidated Statements of Cash Flows -
         Years ended December 31, 2006 and 2005............................  41

     Notes to Consolidated Financial Statements............................  42

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 17, 2006, the client-auditor relationship between Daszkal Bolton LLP was terminated. Daszkal Bolton had been the independent registered public accounting firm for, and audited the financial statements of, the Company since November 2004.

         On November 17, 2006, Webb & Company became the independent registered public accounting firm for Puradyn.

         The reports of Daszkal Bolton on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         The decision to change accountants was approved by the Audit Committee of the Board of Directors.

         In connection with the audits for the two most recent fiscal years and in connection with Daszkal Bolton's review of the subsequent interim period preceding separation between November 17, 2006, there were no disagreements between the Company and Daszkal Bolton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Daszkal Bolton, would have caused Daszkal Bolton, to make reference thereto in their report on the Company's financial statements for these fiscal years. During the two most recent fiscal years and prior to the date of November 17, 2006, the Company had no reportable events as defined in Item 304(a) (1) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2006, the end of the period of this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

         (b) Changes in internal controls. There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

ITEM 8B. OTHER INFORMATION

         NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         On October 24, 2006, Richard C. Ford stepped down from the position of Chief Executive Officer and Chairman Joseph V. Vittoria was appointed by the Board of Directors to the position of Chief Executive Officer. Mr. Ford remains on the Board of Directors as Vice-Chairman and will focus on developing specific and targeted accounts as a Manufacturer's Representative for the Company.

         Effective October 24, 2006, Chairman Vittoria assumed the responsibilities of CEO as a non-salaried position. Mr. Ford, as a Manufacturer's Representative, will receive a draw on commission against future sales.

         The following table sets forth the names, positions with the Company and ages of the executive officers, significant employees and directors of the Company and Ltd. Directors will be elected at the Company's Annual Meeting of Stockholders and serve for one year or until their successors are elected and duly qualified. In the absence of an Annual Meeting, the Board elects directors based upon qualifications. Additionally, the Board elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Board of Directors and Executive Management

NAME                              AGE     POSITION
-------------------------         ---     --------------------------------------------------------------------
Joseph V. Vittoria                71      Chairman of the Board of Directors and Chief Executive Officer
Richard C. Ford                   63      Vice Chairman of the Board of Directors
Kevin G. Kroger                   55      President, Chief Operating Officer and Director
John S. Caldwell (2)              62      Director
Forrest D. Hayes (1), (2)         74      Director
Dominick Telesco                  77      Director
Charles W. Walton (1)             74      Director
Alan J. Sandler                   68      Vice President, Chief Administrative Officer and Corporate Secretary
Cindy Lea Gimler                  40      Chief Financial Officer
Kevin Davies                      48      Managing Director, Puradyn Ltd.

----------
(1)  Audit Committee members
(2)  Compensation Committee members

         JOSEPH V. VITTORIA was appointed to the Board of Directors and appointed as Chairman on February 8, 2000. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. where he served from 1998 to 2000. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc. and was President and Chief Operating Officer of Avis, Inc. from 1982 to 1987. Mr. Vittoria also serves as Chairman on the Boards of Flexcar, Inc. and Great Wolf Resorts and is a member of the Board of City Car Services, Inc.

         RICHARD C. FORD has been a Director of the Company since its inception in 1988. He served as President of the Company from its inception in 1988 until April 1997 and as Chief Executive Officer and Treasurer until June 1997. He also served as Secretary of the Company from its inception until August 1996. Mr. Ford resigned from the Company in 1997 but returned to the Company as President in April 1998 and in January 1999, was elected Chairman of the Board of Directors and appointed Chief Executive Officer. Mr. Ford was also a Director of TF Purifiner Ltd. through July 17, 1997 at which time he resigned, and was re-appointed in 1999, currently serving as a Director on the Board of Puradyn, Ltd. On October 23, 2006, Mr. Ford stepped down from the position of CEO of the Company, currently serving on the Board as Vice-Chairman.

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

         FORREST D. HAYES was appointed to the Puradyn Board of Directors on November 10, 2005. Mr. Hayes is Chairman of the Audit Committee and a member of Compensation Committee. Mr. Hayes served as Vice President and CFO of Wastequip, Inc., a privately owned manufacturer of waste equipment in 1990 and 1991, and from 1992 to 2000, as a member of the Wastequip Board of Directors. Mr. Hayes was President and CEO of Brittany Corporation, a privately owned manufacturer of auto/truck parts from 1992 to 2000, and as Vice-Chairman through 2003. Prior to this, Mr. Hayes served as a CPA with Arthur Andersen from 1954 to 1990 in various capacities including Managing Partner, of the Cleveland and Cincinnati, Ohio offices. Currently serves on the boards of Polychem Corporation and Brittany Stamping LLC.

         DOMINICK TELESCO was appointed to the Puradyn Board of Directors on December 19, 2006. In addition to Puradyn, Mr. Telesco also serves on the Boards of Lydian Private Bank and the Palm Beach County Cultural Council. Mr. Telesco is Chairman of the Board of 3 Logistics Corporation and Datelco, Inc. Mr. Telesco is also a member of the Board of Governors of the Palm Beach Branch of John Hopkins Hospital; and President of Boxwood, Inc. and Boxwood Association, Inc.

         CHARLES W. WALTON, PhD. was appointed to the Puradyn Board of Directors on August 25, 2005 and is a member of the Audit Committee. Dr. Walton is Chairman of Wastequip, Inc., which he founded in 1989 with the goal of consolidating the equipment segment of the waste management industry. As a result of twenty successful acquisitions and internal growth, Wastequip is now the largest supplier of equipment in the industry with approximately $500 million in sales and 34 manufacturing plants in North America. It was recently purchased by Odyssey Investor Partners, a private equity firm headquartered in New York. Prior to founding Wastequip, Dr. Walton was President and Chief Executive Officer of Sudbury, Inc., a Fortune 500 diversified manufacturing company, which he co-founded in 1983. In 1987, he was awarded the Dively Entrepreneurship Award by Case Western Reserve Weather head School of Management and the Harvard Business School Club of Cleveland. Dr. Walton holds the degrees of Bachelor of Science in Foreign Service and PhD. in economics from Georgetown University, Washington, D.C.

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

         KEVIN DAVIES serves as Managing Director of Puradyn, Ltd, located in the UK. Mr. Davies has been with the Company since 1995 and at different times has served in the positions of Technical Sales Manager, Marketing Director, Acting Managing Director, and, as of March 2004, Managing Director. Prior to joining Puradyn, Mr. Davies worked for Recruitment and Management Consultancy in London, and from 1985-1990, for a diesel engine and spare parts company (part of the Lancaster Group) in the positions of National Sales Manager, USA, as well as Export Sales Manager for North America, Europe and the Middle East. DIRECTOR COMPENSATION

         Each member of the Board of Directors is automatically granted 5,000 options upon election as a new member of the Board of Directors. Each director receives an additional 5,000 options at the close of each annual meeting of stockholders. Additionally, each director automatically received 2,500 options for each committee of the Board on which the director serves. Options are granted at a price equal to the fair market value of the stock on the date of grant, are exercisable commencing two years following grant, and will expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service. The Board of Directors will administer the Directors' Plan.

         The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for the fiscal year ended December 31, 2006. The value of the warrant and options described below were calculated in accordance with FAS 123 (R )

------------------------------------------------------------------------------------------------------------------------------------
                                                       DIRECTOR COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------
                           FEES                                 NON-EQUITY        NON-QUALIFIED    ALL OTHER
                           EARNED OR    STOCK      OPTION       INCENTIVE PLAN    DEFERRED         COMPENSATION($)     TOTAL ($)
NAME                       PAID IN      AWARDS     AWARDS       COMPENSATION      COMPENSATION     (G)                 (H)
(A)                        CASH ($)     ($)        ($)          ($)               EARNINGS ($)
                           (B)          (C)        (D)          (E)               (F)
------------------------------------------------------------------------------------------------------------------------------------
Joseph V. Vittoria(1)      $--          $--        $--          $--               $--              $100,500            $100,500
------------------------------------------------------------------------------------------------------------------------------------
Richard C. Ford             --           --         --           --               --                     --                  --
------------------------------------------------------------------------------------------------------------------------------------
Kevin G. Kroger             --           --         --           --               --                     --                  --
------------------------------------------------------------------------------------------------------------------------------------
John S. Caldwell            --           --         --           --               --                     --                  --
------------------------------------------------------------------------------------------------------------------------------------
Forrest D. Hayes            --           --         --           --               --                     --                  --
------------------------------------------------------------------------------------------------------------------------------------
Dominick Telesco(2)         --           --      2,250           --               --                     --                  --
------------------------------------------------------------------------------------------------------------------------------------
Charles W. Walton           --           --         --           --               --                     --                  --
------------------------------------------------------------------------------------------------------------------------------------

(1) On November 15, 2006, Mr. Vittoria was awarded Class A warrants to purchase 150,000 shares of common stock at an exercise price of $1.25 for consideration of service as Chairman of the Board and assuming a non-salaried position at Chief Executive Officer.

(2) On November 30, 2006 Mr. Telesco was granted options to purchase 2,500 shares of our common stock at an exercise price of $0.68 per share, vesting on November 30, 2007 and expiring on November 30, 2010.

COMMITTEES OF THE BOARD OF DIRECTORS

         We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. We do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

         Our Board of Directors has created both an Audit Committee and a Compensation Committee.

Audit Committee

         During 2006, the audit committee of the board of directors was composed of two independent directors. It operates under a written charter adopted by the board of directors. The committee members are Forrest D. Hayes (Chairperson) and Charles W. Walton.

         The Board has determined that Mr. Hayes satisfies the criteria as an audit committee financial expert as established by the SEC under 407(d)(5) of Regulation S-B, The audit committee met four times in 2006.

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

         In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors, and the board has approved, that the audited consolidated financial statements be included in Puradyn's Form 10-KSB for the year ended December 31, 2006, for filing with the Securities and Exchange Commission.

Submitted by the audit committee of the Board of Directors:

                  Forrest D. Hayes         Charles W. Walton

Compensation Committee

         The compensation committee provides overall guidance for officer compensation programs, including salaries and other forms of compensation including all employee stock option grants and warrant grants to non-employees. The compensation committee is comprised of board members John S. Caldwell as chairperson, and Forrest D. Hayes. The compensation committee meets on an as-needed basis and reports to the Board of Directors.

Beneficial Ownership Reporting Compliance

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2006, the Company is not aware of any officers, directors and/or greater than ten percent (10%) beneficial owners who failed to timely file such forms.

Code of Ethics

         We have adopted a code of ethics outlining business ethics and conflicts of interest for all officers, directors and employees of the Company, including procedures for prompt internal reporting of violations of the code to the appropriate persons.

         You will find a copy of our code of ethics posted on our website at http://www.puradyn.com under Investor Relations, or you may write to us at Puradyn Investor Relations, 2017 High Ridge Road, Boynton Beach, FL 33426. Our Code of Ethics applies to all directors, officers and employees. We will provide a copy to you upon request at no charge.

ITEM 10.   EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006. The value of the warrant and options described below were calculated in accordance with FAS 123(R). During each of fiscal 2005 and fiscal 2006, each principal executive officer and other named employee listed below have deferred from 6% to 50% of their base wages and/or annual increases. The amounts included above reflect wages actually earned during the respective periods.

--------------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------
NAME AND                                    STOCK      OPTION     NON-EQUITY        NONQUALIFIED ALL OTHER
PRINCIPAL               SALARY     BONUS    AWARDS     AWARDS     INCENTIVE PLAN    DEFERRED     COMPENSATION   TOTAL ($)
POSITION        YEAR    ($)        ($)      ($)        ($)        COMPENSATION      COMPENSATION ($)            (J)
(A)             (B)     (C)        (D)      (E)        (F)        ($)               EARNINGS     (I)
                                                                  (G)               ($)
                                                                                    (H)
--------------------------------------------------------------------------------------------------------------------------
Joseph V.
Vittoria (1)    2006     $      0  $     0  $       0  $       0  $       0         $     0      $       0      $      0
--------------------------------------------------------------------------------------------------------------------------
Richard
Ford (2)        2006      196,575       --      6,300     85,750         --              --          9,743       298,368
--------------------------------------------------------------------------------------------------------------------------
                2005      212,000       --         --         --         --              --         12,000       224,000
--------------------------------------------------------------------------------------------------------------------------
Kevin
Kroger(3)       2006      195,270       --      5,565         --         --              --         24,714       225,549
--------------------------------------------------------------------------------------------------------------------------
                2005      171,905       --         --         --         --              --         24,745       196,650
--------------------------------------------------------------------------------------------------------------------------
Alan
Sandler (4)     2006      108,308       --      2,520         --         --              --             --       110,828
--------------------------------------------------------------------------------------------------------------------------
                2005      101,923       --         --         --         --              --             --       101,923
--------------------------------------------------------------------------------------------------------------------------

----------
(1) On October 24, 2006, Mr. Vittoria, who is also the Chairman of our Board of Directors, was appointed by the Board of Directors to the position of Chief Executive Officer. Mr. Vittoria serves in that position on a non-salaried basis. The amount of compensation paid to Mr. Vittoria for fiscal 2006 in the foregoing table excludes the compensation paid to him as set forth in "Director Compensation" appearing earlier in this section.

(2) Mr. Ford served as our CEO through October, 2006. Mr. Ford's compensation for fiscal 2006 includes 6,000 shares of our common stock , with a value of $1.05 per share at the time of issuance, which were granted as additional compensation. In addition, on October 24, 2006, we extended the expiration of options previously awarded to Mr. Ford purchase an aggregate of 375,000 shares of our common stock with exercise prices ranging from $0.21 per share to $0.94 per share from November 30, 2006 to November 30, 2008. Pursuant to FAS 123(R) there was an expense of $85,750 to the Company as a result of this modification. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Ford during each of fiscal 2006 and fiscal 2005.

(3) Mr. Kroger serves as our Chief Operating Officer. Mr. Kroger's compensation for fiscal 2006 includes 5,300 shares of our common stock with a value of $1.05 per share at the time of issuance. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Kroger during fiscal 2006 as well as the amount of disability and life insurance premiums we pay on his behalf.

(4) Mr. Sandler serves as our Chief Administrative Officer. Mr. Sandler's fiscal 2006 compensation includes 2,400 shares of our common stock with a value of $1.05 per share at the time of issuance.

Compensation for officers is determined based upon each officer's respective employment agreements. The Compensation Committee approves any increases or other forms of compensation.

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

         As of December 31, 2006, under the Directors' Plan, options to purchase 67,500 shares of common stock were outstanding. As of December 31, 2006, under the 1996 Plan, incentive stock options to purchase 108,232 shares of common stock were outstanding and non-qualified options to purchase 540,418 shares of common stock were outstanding and, under the 1999 Plan, incentive stock options to purchase 1,084,250 shares of common stock were outstanding and non-qualified options to purchase 80,000 shares of common stock were outstanding.

---------------------------------------------------------------------------------------------------------------------------------
                                          OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
---------------------------------------------------------------------------------------------------------------------------------
                                  OPTION AWARDS                                                     STOCK AWARDS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        EQUITY      EQUITY
                                                                                                        INCENTIVE   INCENTIVE
                                                                                              MARKET    PLAN        PLAN
                                                                                    NUMBER    VALUE                 AWARDS:
                                             EQUITY                                 OF        OF        AWARDS:     MARKET OR
                                             INCENTIVE                              SHARES    SHARES    NUMBER OF   PAYOUT
                                             PLAN                                   OR        OR        UNEARNED    VALUE OF
                                             AWARDS:                                UNITS     UNITS     SHARES,     UNEARNED
             NUMBER OF      NUMBER OF        NUMBER OF                              OF        OF        UNITS OR    SHARES,
             SECURITIES     SECURITIES       SECURITIES                             STOCK     STOCK     OTHER       UNITS OR
             UNDERLYING     UNDERLYING       UNDERLYING                             THAT      THAT      RIGHTS      OTHER
             UNEXERCISED    UNEXERCISED      UNEXERCISED   OPTION                   HAVE      HAVE      THAT HAVE   RIGHTS THAT
             OPTIONS        OPTIONS          UNEARNED      EXERCISE    OPTION       NOT       NOT       NOT         HAVE NOT
NAME         (#)            (#)              OPTIONS       PRICE       EXPIRATION   VESTED    VESTED    VESTED (#)  VESTED
             EXERCISABLE    UNEXERCISABLE    (#)           ($)         DATE         (#)       ($)       (I)         (#)
(A)          (B)            (C)              (D)           (E)         (F)          (G)       (H)                   (J)
---------------------------------------------------------------------------------------------------------------------------------
Joseph V.
Vittoria     100,000                                        $4.05      3/28/07
---------------------------------------------------------------------------------------------------------------------------------
             125.000                                         2.25      3/28/08
---------------------------------------------------------------------------------------------------------------------------------
             150,000                                         2.00      2/2/09
---------------------------------------------------------------------------------------------------------------------------------
             100,000                                          .95      4/13/10
---------------------------------------------------------------------------------------------------------------------------------
              80,000                                         1.25      11/15/11
---------------------------------------------------------------------------------------------------------------------------------
Richard
Ford         100,000                                         0.21      11/30/08
---------------------------------------------------------------------------------------------------------------------------------
             100,000                                         0.56      11/30/08
---------------------------------------------------------------------------------------------------------------------------------
             175,000                                         0.94      11/30/08
---------------------------------------------------------------------------------------------------------------------------------
Kevin
Kroger       100,000                                         1.70      01/10/13
---------------------------------------------------------------------------------------------------------------------------------
             300,000                                         9.25      07/03/10
---------------------------------------------------------------------------------------------------------------------------------
             300,000                                         0.93      02/28/15
---------------------------------------------------------------------------------------------------------------------------------
Alan
Sandler           --                                           --              --
---------------------------------------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding the Company's common stock beneficially owned on March 30, 2007 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers as reported under Item 10.Executive Compensation, and directors, and (iii) all officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire ownership within sixty (60) days. At March 30, 2007, there were 27,386,352 shares of Common Stock outstanding. The address of each of the persons set forth below is 2017 High Ridge Road, Boynton Beach, Florida 33426, except as otherwise noted.

                                                                             PERCENT OF
                                                                            COMMON STOCK
                                                               BENEFICIAL   BENEFICIALLY
         NAME AND ADDRESS OR IDENTITY OF GROUP                 OWNERSHIP        OWNED
         -------------------------------------                 ----------   ------------
         Quantum Industrial Partners LDC ("QIP") (1)           4,570,000      15.4
         Glenhill Capital Management, LP (2)                   4,275,375      14.7
         Richard C. Ford (3)                                   3,231,651      12.2
         Joseph V. Vittoria (4)                                2,878,536      11.6
         Dominick Telesco (5)                                  2,100,000       7.4
         Kevin G. Kroger (6)                                     692,633       3.7
         Alan J. Sandler (7)                                     315,992       1.1
         John S. Caldwell (8)                                                   --*
         Forrest D. Hayes (9)                                                   --*
         Charles W. Walton (10)                                  327,714       1.2
         Cindy Lea Gimler (11)                                        --
         Kevin Davies (12)                                            --
         All Officers and Directors as a group (10 persons)    9,548,926

----------
 *   Less than 1%

(1) Address is c/o Curacao Corporation Company, N.V., Kaya Flamboyan, Willenstad Curacao, Netherlands, Antilles.

(2)  Address is 598 Madison Avenue, 12th Floor, New York, NY 10022.

(3) Mr. Ford serves as Vice-Chairman of the Board of Directors. Includes options to purchase 100,000 shares of common stock at $.56 per share through November 30, 2008, options to purchase 100,000 shares at $.21 per share through November 30, 2008, and options to purchase 175,000 shares at $.94 per share through November 30, 2008 and purchase of 1,666,667 shares of common stock at $0.30 on June 30, 2005.

(4) Mr. Vittoria serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Includes four warrants to purchase 100,000 shares of common stock at $4.05 through March 28, 2007, 125,000 shares of common stock at $2.25 through March 14, 2008, 150,000 shares of common stock at $2.00 through February 2, 2009, 100,000 shares of common stock at $.95 through April 14, 2010, and 80,000 shared of common stock at $1.25 through November 15, 2011, respectively. Also includes purchase of 833,333 shares of common stock at $0.30 on June 30, 2005, and 833,333 shares of common stock at $0.30 on February 28, 2006.

(5) Mr. Telesco serves as a Director. Includes purchase of 400,000 shares of common stock at $.70 on October 17, 2006 and 100,000 warrants to purchase common stock at $1.25 through October 1, 2011.

(6) Mr. Kroger is President, Chief Operating Officer, and a Director. Includes options to purchase 300,000 shares of common stock at $9.25 through July 3, 2010; options to purchase 100,000 shares at $1.70 through January 10, 2013; purchase of 20,000 shares of common stock at $7.50 on September 26, 2000; purchase of 334,000 shares of common stock at $0.30 on June 30, 2005 and purchase of 334,000 shares of common stock at $0.30 on February 28, 2006.

(7) Mr. Sandler serves as Vice President, Chief Administrative Officer and Secretary.

(8) General Caldwell serves as a Director. Includes options to purchase 5,000 shares of common stock each at $0.42 and 2,500 shares of common stock each at $0.66, through August 25, 2010 and November 30, 2010, respectively.

(9) Mr. Hayes serves as a Director. Includes options to purchase 7,500 shares of common stock at $1.00 through November 10, 2010 and options to purchase 2,500 shares of common stock at $0.68 through November 30, 2010.

(10) Dr. Walton serves as a Director. Includes options to purchase 5,000 shares of common stock each at $0.42 and 2,500 shares of common stock each at $0.68, through August 25, 2010 and November 30, 2010, respectively. Also includes 21,429 warrants to purchase common stock at $1.25 through October 1, 2011.

(11) Ms. Gimler is Chief Financial Officer. Includes options to purchase 50,000 shares of common stock at $.93 through February 28, 2015.

(12) Mr. Davies is Managing Director of Puradyn, Ltd. Includes options to purchase 50,000 common shares at $.86 through April 28, 2015 and 20,000 common shares at $2.80 through July 19, 2012.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our Puradyn Filter Technologies, Inc. Stock Option Plan and any compensation plans not previously approved by our stockholders as of December 31, 2006.

----------------------------------------------------------------------------------------------------------------------
                                         NUMBER OF SECURITIES    WEIGHTED AVERAGE        NUMBER OF SECURITIES
                                         TO BE ISSUED UPON       EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                                         EXERCISE OF             OUTSTANDING OPTIONS,    FUTURE ISSUANCE UNDER
                                         OUTSTANDING OPTIONS,    WARRANTS AND RIGHTS     EQUITY COMPENSATION PLANS
                                         WARRANTS AND RIGHTS     (B)                     (EXCLUDING SECURITIES
                                         (A)                                             REFLECTED IN COLUMN (A)) (C)
----------------------------------------------------------------------------------------------------------------------
Plan category
----------------------------------------------------------------------------------------------------------------------
1996 Stock Option Plan                                  648,650                   $2.17                     1,551,350
----------------------------------------------------------------------------------------------------------------------
1999 Stock Option Plan                                1,164,250                    3.73                     1,835,750
----------------------------------------------------------------------------------------------------------------------
2000 Non-Employee Directors Plan                         67,500                    1.22                       332,500
----------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

         Beginning on March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $6.1 million. Amounts drawn bear interest at the prime rate per annum (8.25% at December 31, 2006) payable monthly and were to become due and payable on December 31, 2005, or upon a change in control of the Company or consummation of any other financing over $7 million. In April 2005, the maturity date was extended to December 31, 2006 and then in March 2006, the maturity date was extended to December 31, 2007. In March, 2007, the maturity date was extended to December 31, 2008. In consideration for the stockholder entering into this loan agreement, the Company granted the stockholder a total of 475,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the dates of grant. As of December 31, 2006, the Company had drawn $5.839 million of the available funds.

DIRECTOR INDEPENDENCE

         John S. Caldwell, Forrest D. Hayes, Dominick Telesco and Charles W. Walton qualify as "independent" directors as the term is used in Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Actt of 1934, as amended.

ITEM 13. EXHIBITS

A)

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

23.2     Consent of Independent Registered Public Accounting Firm (6)

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

         The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2006 by Webb & Company and DaszkalBolton, and December 31, 2005 by DaszkalBolton, the Company's principal accountants:

                                 2006       2005
                               -------    -------
         Audit Fees            $28,000    $49,000
         Audit-Related Fees     22,500     19,500
         Tax Fees                   --         --
         All Other Fees          4,989      2,251

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         The Audit Committee of our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Audit Committee approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee, or, in the period between meetings, by a designated member of Audit Committee. Any such approval by the designated member is disclosed to the entire Audit Committee at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Audit Committee.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Puradyn Filter Technologies Incorporated
                                                (Registrant)

Date: April 2, 2007              By:  /s/ Joseph V. Vittoria
                                      ----------------------
                                          Joseph V. Vittoria
                                          Chairman and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 2, 2007

By:    /s/ Joseph V. Vittoria
       ----------------------------------------------------------
       Joseph V. Vittoria
       Principal Executive Officer and Chairman of the Board

By:    /s/ Alan J. Sandler
       ----------------------------------------------------------
       Alan J. Sandler
       Vice President, Chief Administrative Officer and Secretary

By:    /s/ Cindy Lea Gimler
       ----------------------------------------------------------
       Cindy Lea Gimler, Chief Financial Officer
       Principal Financial and Accounting Officer

By:    /s/ Richard C. Ford
       ----------------------------------------------------------
       Richard C. Ford
       Vice Chairman of the Board of Directors

By:    /s/ Kevin G. Kroger
       ----------------------------------------------------------
       Kevin G. Kroger, President and Chief
       Operating Officer and Director

By:    /s/ John S. Caldwell
       ----------------------------------------------------------
       John S. Caldwell, Director

By:    /s/ Forrest D. Hayes
       ----------------------------------------------------------
       Forrest D. Hayes, Director

By:    /s/ Charles W. Walton
       ----------------------------------------------------------
       Charles W. Walton, Director

By:    /s/ Dominick Telesco
       ----------------------------------------------------------
       Dominick Telesco, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Reports of Independent Registered Public Accounting Firms..................36-37

Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2006........................  38

     Consolidated Statements of Operations -
         Years ended December 31, 2006 and 2005............................  39

     Consolidated Statements of Changes in Stockholders' Deficit  -
         Years ended December 31, 2006 and 2005............................  40

     Consolidated Statements of Cash Flows -
         Years ended December 31, 2006 and 2005............................  41

     Notes to Consolidated Financial Statements............................  42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Puradyn Filter Technologies Incorporated

         We have audited the accompanying consolidated balance sheet of Puradyn Filter Technologies Incorporated (the Company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puradyn Filter Technologies Incorporated at December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                             /s/ Webb and Company

Boynton Beach, Florida
March 23, 2007

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Puradyn Filter Technologies Incorporated

We have audited the accompanying consolidated statement of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2005 of Puradyn Filter Technologies Incorporated. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations, its total liabilities exceed its total assets, and it has relied on cash inflows from an institutional investor and current stockholder. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Daszkal Bolton LLP

Boca Raton, Florida
March 22, 2006, except for Note 16, as to which the date is March 29, 2006

                    PURADYN FILTER TECHNOLOGIES INCORPORATED

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2006

Assets
Current assets:
     Cash and cash equivalents                                $     55,175
     Accounts receivable, net of allowance for
       uncollectible accounts of $47,513                           497,888
     Inventories, net                                            1,272,456
     Prepaid expenses and other current assets                     174,015
                                                              ------------
Total current assets                                             1,999,534

Property and equipment, net                                        193,832
Other noncurrent assets                                             40,930
Deferred financing costs, net                                       40,749
                                                              ------------
Total assets                                                  $  2,275,045
                                                              ============

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                         $    316,716
     Accrued liabilities                                           885,454
     Current portion of capital lease obligation                     5,593
     Deferred revenues                                              99,915
                                                              ------------
Total current liabilities                                        1,307,678

Capital lease obligation, less current portion                          --

Notes Payable - stockholder                                      5,839,000

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000;
         None issued and outstanding                                    --
     Common stock, $.001 par value,
         Authorized shares - 40,000,000;
         Issued and outstanding - 27,310,352                        27,310
     Additional paid-in capital                                 39,774,531
     Notes receivable from stockholders                         (1,136,656)
     Accumulated deficit                                       (43,384,109)
     Accumulated other comprehensive income                       (152,709)
                                                              ------------
Total stockholders' deficit                                     (4,871,633)
                                                              ------------
Total liabilities and stockholders' deficit                   $  2,275,045
                                                              ============

See accompanying notes to consolidated financial statements.

                    PURADYN FILTER TECHNOLOGIES INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31
                                                    -----------------------------
                                                        2006             2005
                                                    ------------     ------------
Net sales                                           $  3,072,947     $  2,475,285

Costs and expenses:
     Cost of products sold                             2,566,572        2,420,145
     Salaries and wages                                1,348,335        1,404,788
     Selling and administrative                        1,343,651        1,444,038
                                                    ------------     ------------
                                                       5,258,558        5,268,971
                                                    ------------     ------------
Loss from operations                                  (2,185,611)      (2,793,686)

Other (expense) income:
        Interest income                                   50,413           63,365
        Interest expense                                (518,265)        (460,473)
                                                    ------------     ------------
Total other expense                                     (467,852)        (397,107)
                                                    ------------     ------------

Income taxes                                                  --               --

                                                    ============     ============
Net loss                                            $ (2,653,463)    $ (3,190,794)
                                                    ============     ============

Basic and diluted loss per common share             $       (.10)    $       (.16)
                                                    ============     ============

Basic and diluted weighted average common shares
         Outstanding                                  25,385,294       20,268,512
                                                    ============     ============

See accompanying notes to consolidated financial statements.

                    PURADYN FILTER TECHNOLOGIES INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                             NOTES                      ACCUMULATED
                                        COMMON               ADDITIONAL   ACCUMULATED                      OTHER
                                         STOCK    PAID-IN    RECEIVABLE      FROM       COMPREHENSIVE  STOCKHOLDERS'      TOTAL
                                        SHARES     AMOUNT     CAPITAL     STOCKHOLDERS      DEFICIT     INCOME (LOSS)     DEFICIT
                                      ----------  -------   -----------    -----------   ------------   ------------   ------------

Balance at December 31, 2004          17,452,164  $17,452   $35,516,248   $(1,1040,524)  $(37,539,854)  $    (80,680)  $ (3,127,358)
Foreign currency
   translation adjustment                     --       --            --             --             --         94,079         94,079
Net loss                                      --       --            --             --     (3,190,794)            --     (3,190,794)
                                                                                                                       ------------
Total comprehensive loss                      --       --            --             --             --             --     (3,096,715)
Exercise of stock options                  3,270        3         2,933             --             --             --          2,936
Issuance of common stock in private
   Placement, net                      4,820,665    4,821     1,477,379             --             --             --      1,482,200
Issuance of warrants to stockholder           --       --        55,000             --             --             --         55,000
Issuance of warrants to
investors                                     --       --        79,908             --             --             --         79,908
Interest receivable
   related to notes receivable
   from stockholders                          --       --            --        (48,066)            --             --        (48,066)
Stock options issued to consultants           --       --        45,600             --             --             --         45,600
Compensation expense associated with
   outstanding variable option awards         --       --       (98,352)            --             --             --        (98,352)
                                      ----------  -------   -----------    -----------   ------------   ------------   ------------
Balance at December 31, 2005          22,276,099   22,276    37,078,716     (1,088,590)   (40,730,646)        13,398     (4,704,846)
Foreign currency
   translation adjustment                     --       --            --             --             --       (166,107)      (166,107)
Net loss                                      --       --            --             --     (2,653,463)            --     (2,653,463)
                                                                                                                       ------------
Total comprehensive loss                      --       --            --             --             --             --     (2,819,570)
Exercise of stock options                  5,000        5         2,595             --             --             --          2,600
Issuance of common stock in private
    placement, net of issuance costs   4,971,903    4,972     2,262,028             --             --             --      2,267,000
Issuance of warrants to investors             --       --        66,492             --             --             --         66,492
Issuance of warrants to
   employee/director                                            100,500                                                     100,500
Issuance of warrants to
    nonemployee directors                                         2,250                                                       2,250
Interest receivable related to notes
    receivable from stockholders              --       --            --        (48,066)            --             --        (48,066)
Stock options issued to employees                                29,250                                                      29,250
Shares issued in lieu of compensation     57,350       57        48,160                                                      48,217
Compensation expense associated with
    option modification                                         173,350                                                     173,350
Compensation expense associated
    with unvested option awards               --       --        11,190             --             --             --         11,190
                                      ----------  -------   -----------    -----------   ------------   ------------   ------------
Balance at December 31, 2006          27,310,352  $27,310   $39,774,531    $(1,136,656)  $(43,384,109)  $   (152,708)  $ (4,871,633)
                                      ==========  =======   ===========    ===========   ============   ============   ============

See accompanying notes to consolidated financial statements.

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                             ---------------------------
                                                                 2006            2005
                                                             -----------     -----------
OPERATING ACTIVITIES
Net loss                                                     $(2,653,463)    $(3,190,794)
                                                             -----------     -----------
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                               183,728         231,119
     Provision for bad debts                                       8,398           9,000
     Provision for obsolete and slow moving inventory            (24,819)         14,492
     Amortization of deferred financing costs included in
         interest expense                                         48,899         101,197
     Interest receivable from stockholders' notes                (48,066)        (48,066)
     Compensation expense on stock-based arrangements
         with employees and vendors                              213,790         125,508
     Compensation expense on stock-based arrangements
         with investors and directors                            169,242              --
     Compensation expense on option-based arrangements
         with consultants                                             --         (98,352)
     Changes in operating assets and liabilities:
         Accounts receivable                                     (83,245)         58,609
         Inventories                                             (65,856)         74,368
         Prepaid expenses and other current assets                71,156         166,453
         Other noncurrent assets                                      --              --
         Accounts payable                                         46,327          50,153
         Accrued liabilities                                     167,644         245,399
         Deferred revenues                                        24,105          33,419
                                                             -----------     -----------
Net cash used in operating activities                         (1,942,161)     (2,227,495)
INVESTING ACTIVITIES
Purchases of property and equipment                              (39,455)        (23,012)
                                                             -----------     -----------
Net cash used in investing activities                            (39,455)        (23,012)
FINANCING ACTIVITIES
Proceeds from sale of common stock                             2,267,000       1,482,200
Proceeds from exercise of stock options                            2,600           2,936
Proceeds from notes payable to stockholder                       515,000       1,613,100
Payment of notes payable to stockholder                         (747,000)     (1,044,000)
Payment of capital lease obligations                              (4,987)         (4,560)
                                                             -----------     -----------
Net cash provided by financing activities                      2,032,613       2,049,676
Effect of exchange rate changes on cash and cash
     equivalents                                                (151,379)         99,178
                                                             -----------     -----------
Net (decrease) in cash and cash equivalents                     (100,382)       (101,653)
Cash and cash equivalents at beginning of period                 155,557         257,210
                                                             -----------     -----------
Cash and cash equivalents at end of period                   $    55,175     $   155,557
                                                             ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                       $   462,784     $   240,118
NONCASH INVESTING AND FINANCING ACTIVITIES
Warrants issued for deferred financing and capital
raising costs                                                $        --     $    55,000
                                                             ===========     ===========

See accompanying notes to consolidated financial statements.

                    PURADYN FILTER TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB), issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. Small business filers will be required to adopt the provisions of SFAS No. 123R in the first interim or annual reporting period beginning after December 15, 2005. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As a result of this pronouncement, the Company's income statement would have reflected approximately $227,000 of future compensation. On December 22, 2005, the board of directors approved the acceleration of vesting rights with respect to options issued to employees, officers and directors to purchase 197,000 shares of common stock of the Company, thus eliminating future expenses related to these previously issued options.

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

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154 "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Company's financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity's own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Company's financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2006 and December 31, 2005, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2006 because of their short-term natures.

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

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $48,899 and $101,197 for the years ended December 31, 2006 and 2005, respectively. The deferred financing costs related to the $2.5 million commitment provided by the Company's stockholder, who is also a Board Member, totaled $318,000 and were initially amortized over the nine-month draw down period ending December 31, 2002. Upon the first draw in August 2002, the amortization period was extended to 18 months or through December 31, 2003. On March 14, 2003, the Company recorded additional deferred financing costs of $214,400 related to an additional $3.5 million commitment provided by the same stockholder, with a maturity date of December 31, 2004. The $214,400 of deferred financing costs is being amortized over the maturity period. In addition, the repayment period for the $2.5 million commitment was extended to December 31, 2004. Effective March 14, 2003, the Company began amortizing the then remaining deferred financing costs for the $2.5 million commitment prospectively over the extended maturity period. On February 2, 2004 the maturity period for both commitments were extended to December 31, 2005 (see Note 2). On April 13, 2005 the maturity date for both commitments were further extended to December 31, 2006, on March 29, 2006, they were extended to December 31, 2007 and on March 23, 2007 they were further extended to December 31, 2008. Accumulated amortization of deferred financing costs as of December 31, 2006 was $640,401.

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

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2006:

         Balance as of December 31, 2005                       $ 70,370
         Less: Payments made                                     (8,075)
               Change in prior period estimate                    1,389
               Add: Provision for current period warranties       8,075
                                                               --------
               Balance as of December 31, 2006                 $ 71,759
                                                               ========

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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions as reported in the consolidated statement of changes in stockholders' equity (deficit). Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd. Comprehensive income as of December 31, 2006 and 2005 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a 100% valuation allowance.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2006 and 2005, advertising costs incurred by the Company totaled approximately $37,000 and $25,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2006 and 2005, engineering and development costs incurred by the Company totaled approximately $52,000 and $31,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2006 and 2005 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the years ended December 31, 2006 and 2005, the Company recorded a foreign currency exchange rate gain of approximately $198,000 and a loss of approximately $131,000, respectively, which is included in selling and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment" (SFAS No. 123R) which replaced APB No. 25 and SFAS 123. Through December 2005, we have accounted for the plans under the intrinsic value recognition and measurement principles of Account Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". Under APB 25, no compensation expense was recognized because the exercise price of the employee stock options equaled the market price of the underlying stock on the date of grant. Through December, 31, 2005, we applied SFAS No. 123, "Accounting for Stock-Based Compensation" for disclosure purposes only. We adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 be recognizing the amortized grant date fair value in accordance with provisions of SFAS 123R on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2006 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

As a result of adopting SFAS 123R, net loss for the year ended December 31, 2006 was higher by $11,190 than if the company had continued to account for stock-based compensation under APB No. 25. The impact on basic and diluted income per shared for the year ended December 31, 2006 was $0. The following table illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provision of SFAS No. 123R in both periods shown.

                                                                  YEAR ENDED DECEMBER 31
                                                            ------------------------------------
                                                                  2006                 2005
                                                            ---------------      ---------------
         Net loss as reported                               $    (2,653,463)     $    (3,190,794)
         Add: Stock-based employee compensation cost                     --                   --
         Deduct: stock-based compensation cost determine
         under fair value based method for all awards                    --               16,271
                                                            ---------------      ---------------
         Pro forma net loss                                 $    (2,653,463)     $    (3,174,523)
                                                            ===============      ===============
         Loss per common share:
           Basic and diluted loss as reported               $         (0.10)     $         (0.16)
           Basic and diluted loss pro forma                 $         (0.10)     $         (0.16)
         Weighted average fair value per option granted
            during the period1                              $           .99                $. 54
         Assumptions:
              Average risk free interest rate                          4.71%                3.90%
              Average volatility factor                               .8266                .7314
              Expected dividend yield                                     0%                   0%
              Expected life (in years)                                  5.0                  5.0

In 2006 and 2005, resptectively, 85,000 and 38,750 options were granted at fair market value on the date of grant pursuant to the Stock Option Plan.

The Company leases its employees from a payroll leasing company. The Company's leased employees meet the definition of employees as specified by FIN 44 for purposes of applying APB 25.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with SFAS 123 and EITF 96-18, Accounting for Equity Investments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, including related amendments and interpretations. The related expense is recognized over the period the services are provided

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash and cash equivalents by maintaining its cash and cash equivalents with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $100,000 are at risk. At December 31, 2006, the Company did not have a cash balance above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by five customers at December 31, 2006 whose trade receivable balances each represented approximately 20%, 18%, 7%, 6% and 5% for a total of 56% of total accounts receivable. The loss of business from one or a combination of the Company's significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company's operations.

Basic and Diluted Loss Per Share

The Company follows SFAS No. 128, Earnings Per Share (SFAS 128), which requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 3,470,043 in 2006 and 3,107,070 in 2005

Reclassifications

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company's independent registered public accounting firm Webb & Company to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2006 expressing substantial doubt about the Company's ability to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials, and the company expects to see results from these reductions, as well as other cost reduction plans through 2007. Additionally, the Company is reviewing cost of material increases, which are expected to be passed through to its customers as product price increases.

The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $1,942,000 and $2,227,000 during the years ended December 31, 2006 and 2005, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

In April 2005, the maturity date of the loan agreement was extended to December 31, 2006. As consideration of this extension, this stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. In March 2006, the stockholder extended the maturity date of the loan agreement to December 31, 2007 and in March 2007, the loan was extended to December 31, 2008.

The Company experienced a modest reduction in cash used in operations in 2006 and anticipates additional reductions in cash used in operations in 2007; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder, the funds received from its recent current private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through May 2007. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2007. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3. INVENTORIES

At December 31, 2006, inventories consisted of the following:

         Raw materials             913,034
         Finished goods            504,876
         Valuation allowance      (145,454)
                                ----------
                                 1,272,456
                                ==========

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2006, prepaid expenses and other current assets consisted of the following:

         Prepaid expenses                              112,356
         Deferred costs related to deferred revenue     61,659
                                                       -------
                                                       174,015
                                                       =======

5. PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consisted of the following:

         Machinery and equipment                            1,064,356
         Furniture and fixtures                               100,663
         Leasehold improvements                               122,622
         Website development                                   72,960
         Computer hardware and software                       117,413
                                                           ----------
                                                            1,478,014
         Less accumulated depreciation and amortization    (1,284,182)
                                                           ----------
                                                              193,832
                                                           ==========

Depreciation and amortization expense of property and equipment for the years ended December 31, 2006 and 2005 is $183,728 and $231,119, respectively, of which approximately $126,000 and $158,000 is included in cost of products sold and approximately $58,000 and $73,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

6. LEASES

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term noncancellable lease agreement, which contains renewal options and rent escalation clauses. A $235,000 security deposit was paid in 2002, which will be refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no Event of Default, as defined, by the Company. Of this amount, $66,667 was paid to the Company in November 2003, January 2005 and January 2006, respectively. As of December 31, 2006, $34,970 is included in noncurrent assets in the accompanying consolidated balance sheet. The total minimum lease payments over the term of the lease aggregate approximately $774,000. The terms of the lease include a period of free rent and scheduled annual rate increases. As such, rent expense is recognized on a straight-line basis over the 68-month term of the lease.

The Company leases a condominium in Ocean Ridge, Florida to provide accommodations for Company use. The lease is renewable annually and is paid in three installments.

The Company's wholly owned subsidiary, Ltd., rented office space in Devon, England under a lease that extended through March 31, 2002 and was subsequently extended on a month-to-month basis. In September 2003, Ltd. moved to new office space by assuming the existing lease, which expired in August 2004 and was renegotiated in September 2005 and expires in September 2010. Rent expense under all operating leases for the years ended December 31, 2006 and 2005 totaled approximately $274,000 and $308,000, respectively, of which approximately $217,000 and $223,000 is included in cost of products sold and approximately $57,000 and $85,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

In December 2003, the Company entered into a capital lease obligation for the purchase of approximately $19,000 of office equipment, which is included in property and equipment, net of approximately $13,000 of accumulated amortization, in the accompanying consolidated balance sheet.

Future minimum lease commitments due for facilities and equipment leases under noncancellable capital and operating leases at December 31, 2006 are as follows:

                                                     CAPITAL     OPERATING
                                                     LEASES        LEASES
                                                    --------     --------
         2007                                       $  5,922     $201,645
         2008                                             --      149,184
         2009                                             --       52,763
         2010                                             --       39,030
         2011 and thereafter                              --
                                                    --------     --------
         Total minimum lease payments                  5,922     $442,622
                                                                 ========
         Less amount representing interest              (328)
                                                    --------
         Present value of minimum lease payments    $  5,593
                                                    ========

7. ACCRUED LIABILITIES

At December 31, 2006, accrued liabilities consisted of the following:

         Accrued wages and benefits                                $577,135
         Accrued expenses relating to vendors and others             78,026
         Deferral of straight-line rent expense                      43,157
         Reclassified accounts receivable credit balances            87,265
         Accrued warranty costs                                      71,759
         Accrued interest payable relating to stockholder notes      28,112
                                                                   --------
                                                                   $885,454
                                                                   ========

8. LONG-TERM DEBT

NOTES PAYABLE TO STOCKHOLDER
Beginning on March 28, 2002 the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the prime rate per annum (8.25% at December 31, 2006), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. In March 2006, the maturity date for the agreement was extended to December 31, 2007. On March 23, 2007, the maturity date was further extended to December 31, 2008,

At December 31, 2006, the Company had drawn $5.839 million of the available funds.

In April 2005, the maturity date of the agreement was extended from December 31, 2005 to December 31, 2006. As consideration of this extension, this stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant, for a period of five years.

During the years ended December 31, 2006 and 2005, the Company incurred interest expense of approximately $465,000 and $256,000, respectively, on its draws, which is included in interest expense in the accompanying consolidated statements of operations.

MATURITIES OF LONG-TERM OBLIGATIONS FOR FIVE YEARS AND BEYOND

Long-term obligations consisted of the following at December 31, 2006:

         Notes payable to stockholder    $5,839,000
                                         ----------
                                          5,839,000
         Less: current maturities                --
                                         ----------
                                         $5,839,000
                                         ==========

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2006 were:

         2007    $       --
         2008     5,839,000
                 ----------
                 $5,839,000
                 ==========

9.  INCOME TAXES

The United States and foreign components of loss from continuing operations before income taxes are as follows for the years ended December 31:

                                                  2006            2005
                                              -----------     -----------
         United States                        $(2,704,731)    $(2,746,846)
         Foreign                                   51,268        (443,948)
         Intercompany elimination                      --              --
                                              -----------     -----------
         Loss from continuing operations
           before income taxes                $(2,653,463)    $(3,190,794)

The significant components of the Company's net deferred tax assets are as follows for the years ended December 31:

                                                      2006             2005
                                                 ------------     ------------
         Deferred tax assets:
              Net operating loss carryforwards   $ 13,214,958     $ 12,173,178
              Depreciation and amortization            73,200           82,007
              Accrued expenses and reserves            77,795           87,982
              Impairment loss                          78,304           78,304
              Compensatory stock options
                and warrants                           57,354           57,354
              Capital Loss Carryover                   40,632           40,842
              Other                                    18,829           16,802
                                                 ------------     ------------
         Total deferred tax assets                 13,561,072       12,536,469
         Valuation allowance                      (13,561,072)     (12,536,469)
                                                 ------------     ------------
         Net deferred tax assets                 $         --     $         --
                                                 ============     ============

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $13,561,072 against its net deferred taxes is necessary as of December 31, 2006. The change in valuation allowance for the years ended December 31, 2006 and 2005 is $1,027,745 and $1,036,607 respectively.

At December 31, 2006, the Company had approximately $36,472,919 of U.S. net operating loss carryforwards remaining, which expire beginning in 2020. The Company will record the benefit of approximately $1,355,000 of the net operating loss carryforwards through additional paid-in capital if and when the net operating loss carryforwards are utilized, as such amounts relate to the unrecognized tax benefit from stock option exercises.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

A reconciliation of the Company's income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

                                                             2006       2005
                                                            ------      -----
         Federal statutory taxes                            (34.00)%   (34.00)%
         State income taxes, net of federal tax benefit      (3.63)     (3.63)
         Nondeductible items                                  0.16       0.20
         Change in valuation allowance                       38.21      37.74
         Other                                                (.75)      (.31)
                                                            ------      -----
                                                                --%        --%
                                                            ======      =====

10. COMMITMENTS AND CONTINGENCIES

INVESTMENT BANKING AGREEMENTS

On October 26, 2004, the Company engaged Imperial Capital, LLC ("IC") as an exclusive financial advisor to the Company. IC was to assist the Company in raising additional capital, as well as possibly pursuing a strategic partner from a mutually related field to enhance the Company's ability to develop business.

In consideration for IC's services, the Company agreed to pay a $100,000 non-refundable retainer, as well as an advance for future out-of-pocket expenses incurred by IC. Upon the consummation of a transaction, as defined by the agreement, the Company will pay a success fee of 2.5% of the principal amount of any debt or equity securities sold or the consideration received from a strategic relationship. Either party upon 30-day written notice may terminate the agreement and on December 1, 2005, the Company exercised its option to terminate the agreement, effective date December 31, 2005. There were no additional fees incurred and the retainer was expensed during 2005.

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

On June 29, 2005 the Company extended the expiration date of 11,650 partially vested stock options for a terminated employee who left the company in May, 2005. The exercise price of the options ranges from $.38 to $2.15. In accordance with SFAS 123, incremental compensation cost was recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company recorded approximately $1,648 of compensation expense related to this modification, which was included in the consolidated statement of operations for the year ended December 31, 2005.

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

On November 10, 2005 the Company agreed to extend the exercise date to December 31, 2007 for 10,000 shares of common stock issued to a director that resigned from the board of directors on November 10, 2005. As per the terms outlined in the 2000 Non-Employee Directors Stock Option Plan, #6 (b) Option Expiration, the resigning directors would have had (i) 5 years after the date of grant or (ii) one year after their August 23, 2005 resignation from the board of directors to exercise all vested options.

On May 11, 2006, the Company extended the expiration date of 270,000 fully vested stock options for an employee who left the Company and previously had options extended through September 30, 2006. The Company's Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. The exercise price of the options ranges from $1.72 to $1.75. In accordance with FIN 44, the Company compared the options' intrinsic value on the modification date to the original intrinsic value on the date of grant. The Company recorded approximately $88,000 of compensation expense related to this modification, which was included in the consolidated statement of operations for the year ending December 31, 2006.

On October 20, 2006, the Company extended the expiration date of 375,000 fully vested stock options for an employee who left the Company in October 2006. The Company's Stock Option Plan permits an employee to exercise their stock options for up to one month after their termination date, at which time they expire. The exercise price of the options ranges from $.21 to $.94. In accordance with FIN 44, the Company compared the options' intrinsic value on the modification date to the original intrinsic value on the date of grant. The Company recorded approximately $86,000 of compensation expense related to this modification, which was included in the consolidated statement of operations for the year ending December 31, 2006.

During each of 2006 and 2005 5,000 and 25,000 of options were issued to non-employee Directors.

Additional information concerning the activity in the three option plans is as follows:

                                                          2006                  2005
                                                 ----------------------  ----------------------
                                                               WEIGHTED                 WEIGHTED
                                                               AVERAGE                  AVERAGE
                                                               EXERCISE                EXERCISE
                                                  OPTIONS       PRICE     OPTIONS       PRICE
                                                 ---------     --------  ---------     --------
     Outstanding, beginning of year              2,152,070     $   3.18  2,326,070     $   3.68
          Granted                                  135,000          .96    228,270          .88
          Exercised                                 (5,000)         .52     (3,270)        1.05
          Cancelled                               (159,000)        2.83   (154,500)        3.30
          Expired                                 (242,670)        3.73   (244,500)        5.73
                                                 ---------     --------  ---------     --------
     Outstanding, end of year                    1,880,400         3.10  2,152,070         3.18
                                                 =========               =========
     Exercisable, end of year                    1,708,650     $   3.30  2,118,320     $   3.22
                                                 =========               =========
     Options available for future grant, end
          of year                                2,168,250               1,129,485
                                                 =========               =========

Summarized information with respect to options outstanding under the three option plans at December 31, 2006 is as follows:

                                 OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                        ------------------------------------------          ---------------------------
                                      REMAINING
                                       AVERAGE
                                     CONTRACTUAL       WEIGHTED                            WEIGHTED
        RANGE OF          NUMBER       LIFE (IN        AVERAGE                NUMBER        AVERAGE
     EXERCISE PRICE     OUTSTANDING     YEARS)      EXERCISE PRICE          EXERCISABLE  EXERCISE PRICE
     --------------     -----------  -----------    --------------          -----------  --------------

    $ .21 - $1.70        1,171,900       6.2             $ .89               1,020,525      $ .88
     1.86 -  4.50          246,000       4.0              2.42                 225,625       2.42
     8.50 -  9.25          462,500       2.1              9.07                 462,500       9.07
                         ---------       ----            -----               ---------      -----
           Totals        1,880,400       4.43            $3.10               1,708,650      $3.30
                         =========       ====            =====               =========      =====

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

The vesting of such options eliminated future compensation expense of approximately $227,000, that the Company would otherwise have had to recognize in its income statement with respect to these options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS requires that compensation expense associated with stock options be recognized in the income statement, rather than as footnote disclosure in the Company's consolidated financial statements, effective for the first fiscal year that begins after December 15, 2005.

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

On February 26, 2006, the Company received cash proceeds of $910,000 from five accredited investors for the purchase of 3,033,333 shares of common stock at $0.30 per share. The purchase price of $0.30, previously agreed upon and approved by the Board of Directors, was discounted approximately 20% as part of the June 2005 Equity Placement Offering, wherein these five investors funded 50% of their total predetermined contribution at that time. The 2005 funds were contributed with the understanding that the 50% balance of investment would be priced at the same purchase price as the initial

On September 14, 2006, the Company issued a confidential private placement offering, with a purchase price of $0.70 per share of common stock. Each four shares purchased will entitle the purchaser to receive common stock purchase warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to October 1, 2011. As of December 31, 2006, the Company had received gross proceeds of approximately $1.357 million for an aggregate of 1,938,570 shares of common stock.

13. WARRANTS

At December 31, 2006 and 2005, 1,594,643 and 955,000 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and have expiration dates ranging from March 28, 2007 to December 19, 2016. Information concerning the Company's warrant activity is as follows:

                                                       2006                2005
                                              -------------------  ------------------
                                                  WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                                      EXERCISE            EXERCISE
                                              -------------------  ------------------
                                               OPTIONS      PRICE  OPTIONS      PRICE
                                              ---------     -----  --------     -----
     Outstanding, at the beginning of year      955,000    $ 1.53   575,000     $2.56
          Granted                               634,643      1.25   580,000       .83
          Exercised                                  --        --        --        --
          Expired                                    --        --  (200,000)     2.44
                                              ---------     -----  --------     -----
     Outstanding, at the end of year          1,589,643    $  .99   955,000     $1.53
                                              =========    ======  ========     =====

In consideration of the stockholder loan agreement (Item 12), the Company has granted the stockholder a total of 475,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the dates of grant. On March 28, 2002, the Company recorded a deferred charge of $318,000 . The deferred charge was initially amortized over the commitment period and subsequently revised to include the repayment period, as amended. During the years ended December 31, 2006 and 2005, the Company had amortized approximately $29,000 and $22,000 of such costs, respectively, which are included in interest expense in the accompanying consolidated statements of operations.

On March 14, 2003, the Company recorded a deferred charge of $212,500. The deferred charge is being amortized over the repayment period of 21.5 months. During the years ended December 31, 2006 and 2005, the Company had amortized approximately $79,000 and $79,000 respectively, which is included in interest expense in the accompanying 2005 consolidated statement of operations.

On December 15, 2004, the Company extended the life of a director's warrants by one year. The expiration date of the warrant was extended from December 2004 to December 2005. The fair value of the modified warrant was estimated at the date of grant using a Black-Scholes option pricing model and the difference in the fair value of the old award and the new award was estimated to be $20,000.

During June and July 2005, the Company received cash proceeds of 1.48 million from the sale of 4,820,664 shares of common stock from a private placement offering. The funds were used for corporate purposes and to reduce the outstanding principle balance of the notes payable to stockholder. Additionally, warrants in the amount of 400,000 and 80,000 were offered to two separate participants in the private placement at a price of $0.80 per each share of common stock with an exercise date of June 17, 2006, and an expiration date of June 17, 2008. During 2006 and 2005, respectively, the Company recorded an expense of $66,492 and $79,908.

As part of the September 14, 2006 private placement offering, the Company granted to investors 643,643 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to October 1, 2011.

14. MAJOR CUSTOMERS

During 2006 and 2005, two customers together accounted for approximately 39% and 45%, respectively, of the Company's net sales. In 2006 there were two customers that individually accounted for greater than 10% of net sales, or approximately $769,000 and $417,000, while in 2005 there were two customers that individually accounted for greater than 10% of net sales, or approximately $705,000 and $424,000. There were five customers at December 31, 2006 whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 20%, 18%, 7%, 6% and 5% respectively, of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations.

15. GEOGRAPHIC INFORMATION

The Company has two lines of product, which it manufactures and distributes from its locations in the United States and the United Kingdom. Information with respect to sales activity and long-lived assets (consisting entirely of property and equipment) in the United States and United Kingdom is as follows:

                                      YEAR ENDED DECEMBER 31
                                     ------------------------
                                        2006          2005
                                     ----------    ----------
     Net sales:
       United States                 $2,266,816    $1,764,343
       United Kingdom                   806,131       710,942
                                     ----------    ----------
                                     $3,072,947    $2,475,285
                                     ==========    ==========
       Long-lived assets by area:
         United States               $  170,753
         United Kingdom                  23,079
                                     ----------
                                     $  193,832
                                     ==========

16. SUBSEQUENT EVENTS

During March 2007, the Company received an advance of $300,000 from two members of the Board, in connection with a prospective private placement, the terms of which are being determined.

Subsequent to December 31, 2006, the Company received $28,880 when an employee exercised options to purchase 76,000 shares of common stock at $.38 per share.

On March 23, 2007, the repayment date of the stockholder loan was extended from December 31, 2007 to December 31, 2008.