Form 10QSB
period 2007-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2007-05-14
CIK 1019787

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------
(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

               For the transition period from ________________ to


                         Commission file number 0-29192
                                                -------

                                -----------------

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                 (Name of small business issuer in its charter)

                                -----------------

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date. As of May 11, 2007, there were 27,386,352 shares of registrant's common stock outstanding, par value $.001.

================================================================================

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB


                                                                            Page
Part I.  Financial Information                                              ----


Item 1.     Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheet - March 31, 2007 ........  3

               Condensed Consolidated Statements of Operations -
                  Three months ended March 31, 2007 and 2006 ...............   4

               Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2007 and 2006 ...............   5

               Condensed Consolidated Statement of Stockholders' Deficit ...   6

               Notes to Condensed Consolidated Financial Statements ........   7

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................  13

Item 3.        Controls and Procedures .....................................  18


Part II. Other Information


Item 1.     Legal Proceedings ..............................................  19

Item 2.     Unregistered Sales of Equity  Securities and Use ofProceeds ....  19

Item 3.     Default Upon Senior Securities .................................  19

Item 4.     Submission of Matters to a Vote of Security Holders ............  19

Item 5.     Other Information ............................................... 19

Item 6.     Exhibits ........................................................ 19

Signatures .................................................................  20

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)

 Assets
Current assets:
     Cash and cash equivalents                                                       $    154,745
     Accounts receivable, net of allowance for uncollectible accounts of $24,795          457,100
     Inventories, net                                                                   1,269,105
     Prepaid expenses and other current assets                                            210,592
                                                                                     ------------
Total current assets                                                                    2,091,542

Property and equipment, net                                                               176,995
Deferred financing costs, net                                                              32,414
Other noncurrent assets                                                                    40,930
                                                                                     ------------
Total other assets                                                                        250,339

                                                                                     ============
Total assets                                                                         $  2,341,881
                                                                                     ============

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                                $    386,636
     Accrued liabilities                                                                  860,771
     Current portion of capital lease obligation                                          107,736
     Deferred revenue                                                                       3,794
                                                                                     ------------
Total current liabilities                                                               1,358,937

Notes Payable -  stockholder                                                            6,447,500
                                                                                     ------------
Total Liabilities
                                                                                        7,806,437

Commitments and contingencies                                                                  --


Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                              --
         None issued and outstanding
     Common stock, $.001 par value:
         Authorized shares - 40,000,000
         Issued and outstanding - 27,386,352                                               27,386
     Additional paid-in capital                                                        39,806,882
     Notes receivable from stockholders                                                (1,046,987)
     Accumulated deficit                                                              (44,095,022)
     Accumulated other comprehensive income (loss)                                       (156,815)
                                                                                     ------------
Total stockholders' deficit                                                            (5,464,556)
                                                                                     ------------
Total liabilities and stockholders' deficit                                          $  2,341,881
                                                                                     ============

See accompanying notes to condensed consolidated financial statements.

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                          ------------------------------
                                                              2007               2006
                                                          ------------      ------------
Net sales                                                 $    766,198      $    822,743

Costs and expenses:
     Cost of products sold                                     647,972           615,377
     Salaries and wages                                        260,805           335,430
     Selling and administrative                                368,171           304,765
                                                          ------------      ------------
                                                             1,276,948         1,255,572
                                                          ------------      ------------
Loss from operations                                          (510,750)         (432,829)

Other income (expense):
        Interest income                                         12,470            12,295
        Interest expense                                      (212,633)         (129,212)
                                                          ------------      ------------
Total other income (expense)                                  (200,163)         (116,917)
                                                          ------------      ------------

Net loss before income tax expense                            (710,913)         (549,746)
Income tax expense                                                  --                --
                                                          ------------      ------------
Net loss                                                  $   (710,913)     $   (549,746)
                                                          ============      ============

Basic and diluted loss per common share                   $      (0.03)     $      (0.02)
                                                          ============      ============

Weighted average common shares outstanding, basic and
  diluted                                                   27,386,352        23,776,654
                                                          ============      ============






















See accompanying notes to condensed consolidated financial statements.

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                  -----------------------
                                                                                     2007           2006
                                                                                  ---------      ---------
  OPERATING ACTIVITIES
  Net loss                                                                        $(710,913)     $(549,746)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                 23,249         52,745
       Provision for bad debts                                                       30,126          6,172
       Provision for obsolete and slow moving inventory                             (63,846)       (17,483)
       Amortization of deferred financing costs included in interest expense          8,335         18,337
       Stockholders notes and interest receivable                                    89,669        (11,852)
       Compensation expense on stock-based arrangements with employees and
           vendors                                                                    3,927         36,586
       Changes in operating assets and liabilities:
           Accounts receivable                                                       10,661        (51,660)
           Inventories                                                               67,197         48,907
           Prepaid expenses and other current assets                                (36,577)        61,046
           Accounts payable                                                          69,921       (101,795)
           Accrued liabilities                                                      (24,683)        48,327
           Deferred revenues                                                          7,821          7,880
                                                                                  ---------      ---------
  Net cash used in operating activities                                            (525,113)      (452,536)

  INVESTING ACTIVITIES
  Purchases of property and equipment                                                (6,384)        (1,675)
                                                                                  ---------      ---------
  Net cash used in investing activities                                              (6,384)        (1,675)

  FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                     --        910,000
  Proceeds from exercise of stock options                                            28,500             --
  Proceeds from issuance of notes payable to stockholder                            608,500        187,000
  Payment of notes payable to stockholder                                                --       (747,000)
  Payment of capital lease obligations                                               (1,798)        (1,218)
                                                                                  ---------      ---------
  Net cash provided by financing activities                                         635,202        348,782
  Effect of exchange rate changes on cash and cash equivalents                       (4,135)        (8,232)
                                                                                  ---------      ---------
  Net (decrease) increase in cash and cash equivalents                               99,570       (113,661)
  Cash and cash equivalents at beginning of period                                   55,175        155,557
                                                                                  ---------      ---------
  Cash and cash equivalents at end of period                                      $ 154,745      $  41,896
                                                                                  =========      =========
  SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                          $ 124,032      $  92,116
                                                                                  =========      =========
  NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in settlement of accrued bonus                              $      --      $  30,000
                                                                                  =========      =========



See accompanying notes to condensed consolidated financial statements

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' DEFICIT


                                                                                NOTES                     ACCUMULATED
                                                                 ADDITIONAL  RECEIVABLE                      OTHER        TOTAL
                                                COMMON STOCK      PAID-IN       FROM        ACCUMULATED  COMPREHENSIVE STOCKHOLDERS'
                                          SHARES      AMOUNT      CAPITAL    STOCKHOLDERS     DEFICIT    INCOME (LOSS)    DEFICIT
                                      -----------   --------   ------------  -----------   ------------   ----------   -----------
 Balance at December 31, 2006          27,310,352   $ 27,310   $ 39,774,531  $(1,136,656)  $(43,384,109)  $ (152,708)  $(4,871,633)
 Foreign currency translation
     adjustment                                --         --             --           --             --       (4,107)       (4,107)

 Net loss                                      --         --             --           --       (710,913)          --      (710,913)
                                                                                                                       -----------
 Total comprehensive loss                      --         --             --           --             --           --      (715,020)

 Exercise of employee stock options        76,000         76         28,424           --             --                     28,500
 Interest receivable related to notes
     receivable from stockholders              --         --             --       89,669             --           --        89,669
 Compensation expense associated with
    unvested option expense                    --         --          3,927           --             --           --         3,927
                                      -----------   --------   ------------  -----------   ------------   ----------   -----------
 Balance at March 31, 2007             27,386,352   $ 27,386   $ 39,806,882  $(1,046,987)  $(44,095,022)  $ (156,815)  $(5,464,556)
                                      ===========   ========   ============  ===========   ============   ==========   ===========























     See accompanying notes to condensed consolidated financial statements.

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


1. BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to Puradyn Filter Technologies Incorporated's ("the Company") consolidated financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2006.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company's independent auditors Webb & Company, P.A. to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2006 expressing substantial doubt about the Company's ability to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials. The company expects to see results from these reductions, as well as from other cost reduction plans through 2007, including organizational changes, deferral of salaries and renegotiating creditor and collection arrangements. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 3,231,543 and 3,124,570 for the three months ended March 31, 2007 and 2006, respectively.

Stock Compensation

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of SFAS 123R on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended March 31,2006 and March 31, 2007 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

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

Inventories consisted of the following at March 31, 2007:


           Raw materials                                           782,020
           Finished goods                                          568,693
           Valuation allowance                                     (81,608)
                                                                ----------
                                                                 1,269,105
                                                                ==========


Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $8,335 and $18,337 for the three-months ended March 31, 2007 and 2006, respectively. In March 2002, the Company recorded the initial deferred financing costs of $318,000 for the shareholder loan with a maturity date of December 31, 2004. On March 14, 2003, as the maturity date was extended to December 31, 2005, an additional $214,400 in deferred financing costs was recorded (see Note 2). On April 14, 2005 the maturity date was extended to December 31, 2006, resulting in the addition of approximately $55,000 of related deferred financing costs. Accumulated amortization of deferred financing costs as of March 31, 2007 and 2006 was $648,736 and $609,839, respectively.

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

The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2007:

            Balance as of December 31, 2006                          $   71,759
            Less: Payments made                                          (3,552)
                      Change in prior period estimate                       330
                  Add: Provision for current period warranties            3,643
                                                                     ----------
                  Balance as of March 31, 2007                       $   72,180


Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. ("Ltd."). Comprehensive loss as of March 31, 2007 and 2006 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three-months ended March 31, 2007 and 2006:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                              -----------     -----------
                                                  2007            2006
                                              -----------     -----------

Net loss                                      $  (710,913)    $ (549,746)

Other comprehensive loss:
   Foreign currency translation adjustment         (4,107)          9,943
                                              -----------     -----------

Comprehensive loss                            $  (715,020)    $ (539,803)
                                              ===========     ==========

New Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 has not had a material impact on the Company's condensed consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company for the fiscal year ended December 31, 2006. The application of SAB 108 did not have a material effect on its financial position, cash flows, and results of operations.

2.   ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of approximately $525,000 and $453,000 during the three-months ended March 31, 2007 and 2006, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company's independent registered public accounting firm, Webb & Company, P.A., to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2006 expressing substantial doubt about the Company's ability to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company including acquiring alternative suppliers for raw materials and manufacturing and the Company expects to see results from these reductions, as well as other cost reduction plans through 2007.
The Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company is in the process of aggressively seeking to raise capital and is exploring financing availability and options with investment bankers, funds, private sources, members of management and existing shareholders. The Company has implemented measures to preserve its ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

On March 23, 2007, the stockholder amended the original loan agreements to extend the payback dates to December 31, 2008. The original loan agreements, dated March 28, 2002 and March 14, 2003, were due and payable on December 31, 2003 and December 31, 2004. Previously, the stockholder waived the funding requirement mandating maturity as such time as the Company raised an additional $7.0 million over the $3.5 million previously raised in the Company's private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. As of March 31, 2007, the Company had drawn a total of $6.150 million of the available funds.

The Company anticipates increased cash flows from 2007 sales activity; however, additional cash will still be needed to support operations. If additional capital is not raised, budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company will have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2007. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3.   STOCK OPTIONS AND WARRANTS

During the three-months ended March 31, 2007, the Company received $28,500 when an employee exercised options to purchase 76,000 shares of common stock at $0.375 per share. No options were exercised during the three-months ending March 31, 2006.

During the three-month periods ended March 31, 2007 and March 31, 2006, the Company recognized compensation expense of approximately $22,000 and $37,000, respectively. Approximately $22,000 of shareholder notes receivables were written-off and expensed during the period ending March 31, 2007. The notes receivables originated approximately ten years ago between the company and four former employees or subcontractors and have been disputed by each of the parties. At March 31, 2006, approximately 480,000 warrants with an average exercise price of $0.80, remain unvested and related expenses are being amortized over their vesting period. At March 31, 2007, approximately 1,494,643 warrants with an average exercise price of $1.24 remain outstanding and were fully vested.

For the three months ended March 31, 2007 and March 31, 2006, respectively, the Company recorded stock-based compensation expense of $3,927 and $488, relating to unvested employee stock options.

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

A summary of the Company's stock option plans as of March 31, 2007, and changed during the three month period then ended is presented below:

                                                         THREE MONTHS ENDED
                                                           MARCH 31, 2007
                                                     -----------------------
                                                                    WEIGHTED
                                                                    AVERAGE
                                                      NUMBER OF     EXERCISE
                                                       OPTIONS       PRICE
                                                     ----------     --------
Options outstanding at beginning of period            1,880,400     $   3.10

Options granted                                              --           --
Options exercised                                        76,000          .38
Options expired                                          62,500         8.75
                                                     ----------     --------
Options at end of period                              1,741,900     $   3.02
                                                     ----------     --------
Options exercisable at end of period                  1,642,525     $   3.27
                                                     ==========     ========

Changes in the Company's unvested options for the three months ended March 31, 2007 are summarized as follows:

                                                         THREE MONTHS ENDED
                                                           MARCH 31, 2007
                                                     -----------------------
                                                                    WEIGHTED
                                                                    AVERAGE
                                                      NUMBER OF     EXERCISE
                                                       OPTIONS       PRICE
                                                     ----------     --------
Options unvested at beginning of period                 115,625     $    .86
Options granted                                              --           --
Options vested                                            6,250         1.00
Options cancelled                                        10,000         1.40
                                                     ----------     --------
Options unvested at end of period                        99,375     $    .80
                                                     ==========     ========

                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                      -------------------------------------------    -----------------------------
                                      REMAINING
                                        AVERAGE         WEIGHTED                        WEIGHTED
     RANGE OF             NUMBER      CONTRACTUAL       AVERAGE        NUNMBER          AVERAGE
  EXERCISE PRICE       OUTSTANDING  LIFE (IN YEARS) EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
                      ------------   ------------    ------------    ------------    ------------
    $ .21  - $ 1.70      1,095,900           5.26    $        .92         997,150    $        .86
     1.86  -   4.50        246,000           3.99            2.42         245,375            2.42
     8.50  -   9.25        400,000           2.61            9.13         400,000            9.13
                      ------------   ------------    ------------    ------------    ------------
                         1,741,900           4.61    $       3.02       1,642,525    $       3.15
 Totals               ============   ============    ============    ============    ============


A summary of the Company's warrant activity as of March 31, 2007, and changed during the three month period then ended is presented below:

                                                               2007
                                                     -----------------------
                                                         WEIGHTED AVERAGE
                                                             EXERCISE
                                                     ----------     --------
                                                       OPTIONS       PRICE
                                                     ----------     --------

         Warrants outstanding at the
            beginning of period                       1,589,643     $    .99
               Granted                                       --
               Exercised                                     --
               Expired                                  100,000         4.05
                                                     ----------     --------
         Warrants outstanding at end of period        1,489,643     $   1.24
                                                     ==========     ========


                                   WARRANTS OUTSTANDING
             -------------------------------------------------------------
                RANGE OF          NUMBER         REMAINING       WEIGHTED
                                                 AVERAGE
                                               CONTRACTUAL
                                                 LIFE (IN        AVERAGE
             EXERCISE PRICE    OUTSTANDING        YEARS)      EXERCISE PRICE
             --------------       ----------    ----------      ----------
             $ .80  - $ 1.25       1,214,643          4.12      $     1.05
              2.00  -   2.25         275,000          1.42            2.11
                                  ----------    ----------      ----------
            Totals                 1,489,643          3.86      $     1.24
                                  ==========    ==========      ==========

4. NOTES PAYABLE TO STOCKHOLDER

As of March 31, 2007, the Company had drawn all of the $6.150 million from the available line-of-credit, which is provided by a stockholder, who is also a Board Member, of the Company (see Note 2). Amounts drawn bear interest at the prime rate (8.25% as of March 31, 2007) payable monthly and become due and payable on December 31, 2008; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's prior private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. During the period ended March 31, 2007, the Company drew the remaining $308,500 of the available balance. On March 23, 2007, the maturity date of the stockholder loan was extended from December 31, 2007 to December 31, 2008.

During March 2007, the Company received advances totaling $300,000 from two members of the Board. Until such time as the Company determines the equity terms of these funds, the Company is recording these advances as shareholder loans.

For the three-months ended March 31, 2007 and 2006, the Company recorded approximately $124,108 and $105,986, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with condensed consolidated financial statements (unaudited) for the three months ended March 31, 2007 appearing elsewhere in this report.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause the Company's actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the Company's ability to operate as a going concern and to raise sufficient capital to fund its operations, acceptance of the Company's products, the Company's dependence on distributors and a few significant customers, risks associated with international operations and international distribution and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for the Company's ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company's independent auditors Webb & Company, P.A., to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2006 expressing substantial doubt about the Company's ability to continue as a going concern.

Additionally, the Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company is in the process of aggressively seeking to raise capital and is exploring financing availability and options with investment bankers, funds, private sources, members of management and existing stockholders. The Company has implemented measures to preserve its ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangement. There can be no assurances that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

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

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

         o 2007 announcement that Wastequip, Inc., the leading manufacturer of waste handling, recycling, and material handling equipment has been named exclusive distributor of the PURADYN system in the waste industry.

         o 2006 announcement that the PURADYN system has been approved for use by one of the largest international diversified energy resource companies for retrofit of equipment used at one of its key coal mine facilities in the Southwestern U.S.

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

We believe that the renewed interest shown in the technology of bypass oil filtration as an economic alternative to rising oil prices, dependence upon foreign oil, with the added benefit of being environmentally beneficial, will timely and favorably position the Company as a manufacturer of a cost efficient "green" product. We also believe that industry acceptance resulting in sales will continue to grow in 2007; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management's expectations or result in actual revenues.

The Company's sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the end-user to test and evaluate the PURADYN system on its fleet equipment. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment applications downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long. Management believes that this evaluation period has shortened as our products gain wider acceptance, support and usage from well-known end-users and OEMs.

The Company utilized its wholly owned subsidiary, Ltd., in the United Kingdom to sell the Company's products in Europe, the Middle East and Africa.

International sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the PURADYN system requires to verify oil condition. In the first quarter of 2007, total international sales accounted for 61% of the Company's consolidated net sales.

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

 Consistent with industry practices, the Company may accept limited product returns or provide other credits in the event that a distributor holds excess inventory of the Company's products. The Company's sales are made on credit terms, which vary depending on the nature of the sale. The Company believes it has established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectable receivables. However, there can be no assurance that actual returns and uncollectable receivables will not exceed the Company's reserves.

Sales of the Company's products will depend principally on end user demand for such products and acceptance of the Company's products by original equipment manufacturers ("OEMs"). The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance, particularly worldwide, for the Company's existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and saving advantages of its products.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE-MONTHS ENDED MARCH 31, 2006

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended March 31, 2007 to the three-months ended March 31, 2006:


                 (In thousands)                 THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                              2007         2006         CHANGE
                                           ---------     --------     ---------
     Net sales                             $     766     $    823     $     (57)
                                           ---------     --------     ---------

     Costs and expenses:
       Cost of products sold                     648          615            33
       Salaries and wages                        261          336           (75)
       Selling and administrative                368          305            63
                                           ---------     --------     ---------
     Total costs and expenses                  1,277        1,256            21
                                           ---------     --------     ---------

     Other (expense) income:
        Interest income                           13           12            (1)

        Interest expense                        (213)        (129)           84
                                           ---------     --------     ---------
     Total other (expense) income               (200)        (117)           83
                                           ---------     --------     ---------
     Net loss                              $    (711)    $   (550)    $    (161)
                                           =========     ========     =========

NET SALES

Net sales decreased by approximately 7% from approximately $823,000 in 2006 to approximately $766,000 in 2007. Gross sales increased less than 1% from approximately $768,000 to $771,000. This increase was offset by a 109%, or $59,000, increase in sales returns and allowances. During the period ending March 31, 2006, the sales returns and allowances decreased approximately $67,000 due to a decrease in the cumulative historical rate of returns. Historical return rates have continued to decline as improvements have been made to the products. During the period ended March 31, 2007, the company recorded approximately $5,000, or .6% of gross sales, in allowance for sales returns.

Sales to two customers accounted for approximately 28% and 22%, respectively, of the consolidated net sales for the three-months ended March 31, 2007. For the three-months ended March 31, 2006, sales to one customer accounted for approximately 33% of the consolidated net sales. The UK subsidiary's sales increased by approximately 78%, from approximately $156,000 for the period ending March 31, 2006, to approximately $279,000 for the period ending March 31, 2007. Sales to one of the UK subsidiary's customers increased by approximately $142,000, from approximately $67,000 for the period ending March 31, 2006 to approximately $209,000 for the period ending March 31, 2007.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately 5% from approximately $615,000 in 2006 to approximately $648,000 in 2007. Cost of products sold, as a percentage of sales, increased from 75% in 2006 to 85% in 2007. This increase is mainly attributable to an increase in labor costs, which the company expects will be mitigated by other cost reductions and process improvements going forward. During the quarter ending March 31, 2007, the Company initiated sourcing of key components with a new supplier, which is expected to generate approximately 20% cost savings for that component beginning in the quarter ending June 30, 2007.

SALARIES AND WAGES

Salaries and wages decreased approximately $75,000, or 22%. This decrease is the result of a net reduction of two employees, representing a decrease of approximately $124,000, which was partially offset by cost of living salary increases.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by approximately $63,000, or 21%. This increase was due to an increase in patents of approximately $35,000, bad debts of approximately $30,000, rent expense of approximately $27,000 and travel expenses of approximately $11,000. Patents, rent and travel expense increases were attributable to general inflation. Bad debt expense increase was primarily attributable to the reserves for one delinquent international customer, which the company expects will be collected during the quarter ending June 30, 2007.

These increases were offset by a reduction in stock based compensation expense of approximately $15,000, which was $22,000 and $37,000 for the three-months ended March 31, 2007 and 2006, respectively, related to certain variable equity awards and other stock based compensation

INTEREST INCOME

Interest income increased approximately $1,000, from income of approximately $12,000 for the period ending March 31, 2006 to approximately $13,000 for the period ending March 31, 2007. This increase is attributable to an increase in interest rates.

INTEREST EXPENSE

Interest expense increased by approximately $84,000. Approximately $80,000 of this increase is attributable to a reserve established during the period ending March 31, 2007, toward the accumulation of interest recorded on a shareholder notes receivable. The remaining increase is a result of an increase in the interest rate on outstanding balance of the stockholder notes payable. The Company pays interest monthly on the notes payable to stockholder at the prime rate, which was 8.25% as of March 31, 2007 as opposed to 7.5% as of March 31, 2006.

NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 has not had a material impact on the Company's condensed consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company for the fiscal year ended December 31, 2006. The application of SAB 108 did not have a material effect on its financial position, cash flows, and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had cash and cash equivalents of approximately $155,000. For the three-month period ended March 31, 2007, net cash used in operating activities was approximately $525,000 which primarily resulted from the net loss of approximately $711,000. There was approximately $6,000 cash used in investing activities for the purchase of property and equipment. Net cash provided by financing activities was approximately $635,000 for the period, due to $608,500 of proceeds received from shareholder borrowings.

The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $6.150 million. On March 23, 2007, the maturity date of the loan was extended from December 31, 2007 to December 31, 2008. As of March 31, 2007, the Company had drawn all of the $6.150 million of available funds.

At March 31, 2007, the Company had working capital of approximately $733,000 and its current ratio (current assets to current liabilities) was 1.54 to 1. The Company anticipates increased cash flows from 2007 sales activity; however, additional cash will still be needed to support operations and meet working capital needs. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2007. There can be no assurance that the Company will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations.

The Company's wholly owned subsidiary, rents office space in Devon, England under a lease that expires in September 2010.

Impact of Inflation

Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products. The impact of fluctuations in foreign currency has not been significant. The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.9266 on December 31, 2006 to 1.9625 on March 31, 2007 as compared to 1.7208 on December 31, 2005 to 1.7398 on March 31, 2006.


ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our CEO and our Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
           None

ITEM 2.  UNREGISTERED SALES OF EQUITY  SECURITIES AND USE OF PROCEEDS
           None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
                None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.  OTHER INFORMATION
                None

ITEM 6.  EXHIBITS

EXHIBIT NUMBER    DESCRIPTION
-------------     --------------------------------------------------------------
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

                                PURADYN FILTER TECHNOLOGIES INCORPORATED




By /s/ Joseph V. Vittoria                              Date:  May 14, 2007
   ----------------------------------------
   Joseph V. Vittoria, Chairman and
   Chief Executive Officer

By /s/ Cindy Lea Gimler                                Date:  May 14, 2007
   ----------------------------------------
   Cindy Lea Gimler, Chief Financial Officer