Form 10QSB
period 2007-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2007-08-14
CIK 1019787

================================================================================

                          U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              WASHINGTON D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2007
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     (No Fee Required)


         For the transition period from ______________ to ______________


                         Commission file number 0-29192
                         ------------------------------


                    PURADYN FILTER TECHNOLOGIES INCORPORATED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                         14-1708544
(State or other jurisdiction                           (I.R.S. Employer
     of incorporation)                                Identification No.)


               2017 High Ridge Road, Boynton Beach, Florida 33426
               (Address of principal executive offices) (Zip Code)

                                 (561) 547-9499
                            Issuer's telephone number


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes [X]  No [ ]

         Indicate by check mark whether the issuer is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [ ]  No [X]


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date. As of August 13, 2007, there were 28,686,352 shares of registrant's common stock outstanding.

================================================================================

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB


                                                                            Page

Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheet - As of June 30, 2007
               and December 31, 2006 ....................................... 3

            Condensed Consolidated Statements of Operations - Three months and six months ended June 30, 2007 and 2006 ................. 4

            Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2007 and 2006 ................................ 5

            Condensed Consolidated Statement of Stockholders' Deficit -
               Six months ended June 30, 2007 .............................. 6

            Notes to Condensed Consolidated Financial Statements ........... 7

Item 2.     Management's Discussion and Analysis of Financial Condition
               or Plan of Operation ........................................ 15

Item 3.     Controls and Procedures ........................................ 22


Part II. Other Information


Item 1.  Legal Proceedings ................................................. 23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....... 23

Item 3.  Default Upon Senior Securities .................................... 23

Item 4.  Submission of Matters to a Vote of Security Holders ............... 23

Item 5.  Other Information ................................................. 23

Item 6.  Exhibits .......................................................... 23

Signatures ................................................................. 24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
                                   (UNAUDITED)

                                                                                JUNE 30,        DECEMBER 31,
                                                                                 2007              2006
                                                                             ------------      ------------
                                                                              (Unaudited)       (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                               $    113,475      $     55,175
     Accounts receivable, net of allowance for uncollectible accounts of
         $67,219 and $47,513                                                      380,656           497,888
     Inventories, net                                                           1,270,149         1,272,456
     Prepaid and other current assets                                             213,325           174,015
                                                                             ------------      ------------
Total current assets                                                            1,977,605         1,999,534

Property and equipment, net                                                       179,936           193,832
Deferred financing costs, net                                                      27,783            40,930
Other noncurrent assets                                                            40,930            40,749
                                                                             ------------      ------------
Total assets                                                                 $  2,226,254      $  2,275,045
                                                                             ============      ============

Liabilities and stockholders' deficit Current liabilities:
     Accounts payable                                                        $    285,882      $    316,716
     Accrued liabilities                                                          967,320           885,454
     Current portion of capital lease obligation                                  115,846             5,593
     Deferred revenue                                                               3,202            99,915
                                                                             ------------      ------------
Total current liabilities                                                       1,372,249         1,307,678

Capital lease obligation, less current portion                                      7,538                --
Notes payable to stockholders                                                   5,867,500         5,839,000
                                                                             ------------      ------------

Total Liabilities                                                               7,247,287         7,146,678

Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000; none issued and outstanding                      --                --
     Common stock, $.001 par value:
         Authorized shares - 40,000,000
         Issued and outstanding - 28,686,352                                       28,687            27,310
     Additional paid-in capital                                                40,786,102        39,774,531
     Notes receivable from stockholders                                        (1,055,462)       (1,136,656)
     Accumulated deficit                                                      (44,592,724)      (43,384,109)
     Accumulated other comprehensive loss                                        (187,636)         (152,709)
                                                                             ------------      ------------
Total stockholders' deficit                                                    (5,021,033)       (4,871,633)
                                                                             ------------      ------------
Total liabilities and stockholders' deficit                                  $  2,226,254      $  2,275,045
                                                                             ============      ============


     See accompanying notes to condensed consolidated financial statements.

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)


                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                               JUNE 30,                       JUNE 30,
                                    ----------------------------    ----------------------------
                                        2007            2006            2007            2006
                                    ------------    ------------    ------------    ------------
Net sales                           $    786,990    $    855,315    $  1,553,187    $  1,678,059

Costs and expenses:
     Cost of products sold               702,301         648,865       1,350,273       1,264,242
     Salaries and wages                  264,768         354,636         525,573         690,067
     Selling and administrative          194,138         250,890         540,144         519,069
     Stock based compensation              2,426         120,131          24,591         156,716
                                    ------------    ------------    ------------    ------------
                                       1,163,633       1,374,522       2,440,581       2,630,094
                                    ------------    ------------    ------------    ------------
Loss from operations                    (376,643)       (519,207)       (887,394)       (952,035)


Other income (expense):
        Interest income                    9,448          12,392          21,918          24,687
        Interest expense                (130,505)       (124,151)       (343,139)       (253,364)
                                    ------------    ------------    ------------    ------------
Total other expense, net                (121,057)       (111,759)       (321,221)       (228,677)
                                    ------------    ------------    ------------    ------------
Loss before income taxes                (497,701)       (630,966)     (1,208,614)     (1,180,712)
Income tax expense                            --              --              --              --
                                    ------------    ------------    ------------    ------------
Net loss                            $   (497,701)   $   (630,966)   $ (1,208,614)   $ (1,180,712)
                                    ============    ============    ============    ============


Basic and diluted loss per common
share                               $       (.02)   $       (.02)   $       (.04)   $       (.05)
                                    ============    ============    ============    ============


Weighted average common shares
outstanding (basic and diluted)       27,514,923      25,349,432      27,440,407      24,567,388
                                    ============    ============    ============    ============






See accompanying notes to condensed consolidated financial statements.

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                --------------------------
                                                                                    2007           2006
                                                                                -----------    -----------
  OPERATING ACTIVITIES
  Net loss                                                                      $(1,208,614)   $(1,180,712)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                 46,414        105,576
       Gain on sale of assets                                                           577             --
       Provision for bad debts                                                       40,197          9,081
       Provision for obsolete and slow moving inventory                              12,425        (25,881)
       Amortization of deferred financing costs included in interest expense         12,966         28,524
       Interest receivable from notes receivable from stockholders                   81,195        (23,836)
       Compensation expense on stock-based arrangements with employees,
           consultants, investors and vendors                                         9,446        156,716
       Changes in operating assets and liabilities:
           Accounts receivable                                                       77,035       (105,156)
           Inventories                                                              (10,117)        26,319
           Prepaid expenses and other current assets                                (39,310)        46,264
           Accounts payable                                                         (30,834)       (35,316)
           Accrued liabilities                                                       81,866        212,974
           Deferred revenues                                                         15,931          9,332
                                                                                -----------    -----------
  Net cash used in operating activities                                            (910,823)      (776,115)

  INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                                        5,458             --
  Purchases of property and equipment                                               (28,390)        (8,407)
                                                                                -----------    -----------
  Net cash used in investing activities                                             (22,932)        (8,407)

  FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                975,000        910,000
  Proceeds from exercise of stock options                                            28,500             --
  Proceeds from issuance of notes payable to stockholders                           808,500        577,000
  Payment of notes payable to stockholder                                          (780,000)      (747,000)
  Payment of capital lease obligations                                               (3,379)        (2,468)
                                                                                -----------    -----------
  Net cash provided by financing activities                                       1,028,621        737,532
  Effect of exchange rate changes on cash and cash equivalents                      (36,566)       (62,361)
                                                                                -----------    -----------
  Net (decrease) increase in cash and cash equivalents                               58,300       (109,351)
  Cash and cash equivalents at beginning of period                                   55,175        155,557
                                                                                -----------    -----------
  Cash and cash equivalents at end of period                                        113,475    $    46,206
                                                                                ===========    ===========
  SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                        $   253,652    $   218,755
                                                                                ===========    ===========
  NONCASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued in settlement of accrued bonus                                     --    $    30,000
                                                                                ===========    ===========

See accompanying notes to condensed consolidated financial statements

                PURADYN FILTER TECHNOLOGIES INCORPORATEDCONDENSED
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                         SIX MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

                                                                                NOTES                    ACCUMULATED
                                                               ADDITIONAL    RECEIVABLE                     OTHER         TOTAL
                                            COMMON STOCK        PAID-IN        FROM        ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'
                                          SHARES     AMOUNT     CAPITAL     STOCKHOLDERS     DEFICIT    INCOME (LOSS)    DEFICIT
                                       ----------  ---------  ------------  ------------   ------------   ----------  ------------
Balance at December 31, 2006           27,310,352  $  27,310  $ 39,774,531  $ (1,136,656)  $(43,384,109)  $ (152,708) $ (4,871,633)

Foreign currency translation
   adjustment                                                                                                (34,928)      (34,928)

Net loss                                                                                     (1,208,614)                (1,208,614)
                                                                                                                      ------------
Total comprehensive loss
                                                                                                                        (1,243,542)
Compensation expense associated
   with unvested options                                             8,246                                                   8,246
Issuance of common stock in
   private placement , net              1,300,000      1,300       973,700                                                 975,000
Exercise of employee stock options         76,000         76        28,424                                                  28,500
Interest receivable related to
   notes receivable from stockholders                                             81,195                                    81,195
Compensation expense associated
   with option modification                                          1,201                                                   1,201
                                       ----------  ---------  ------------  ------------   ------------   ----------  ------------
Balance at June 30, 2007               28,686,352  $  28,686  $ 40,786,102  $ (1,055,462)  $(44,592,723)  $ (187,636) $ (5,021,033)
                                       ==========  =========  ============  ============   ============   ==========  ============




















See accompanying notes to condensed consolidated financial statements.

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2007 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2007.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company's independent registered accounting firm Webb & Company, P.A. to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2006 expressing substantial doubt about the Company's ability to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials. The company expects to see results from these reductions, as well as from other cost reduction plans through 2007, including organizational changes, deferral of salaries and renegotiating creditor and collection arrangement. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 3,231,543 for the three-month and six-month periods ended June 30, 2007 and 3,072,070 and 3,089,570 for the three-month and six-month periods ended June 30, 2006, respectively.

Stock Compensation

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of SFAS 123R on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended June 30, 2006 and June 30, 2007 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

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

Inventories consisted of the following at June 30, 2007 and December 31, 2006:


           Raw materials                    $   872,142    $   913,034
           Finished goods                       555,886        504,876
                                            -----------    -----------
           Valuation allowance                 (157,879)      (145,454)
                                            ===========    ===========
                                            $ 1,270,149    $ 1,272,456
                                            ===========    ===========

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled approximately $5,000 and $10,000 for the three-months ended June 30, 2007 and 2006, and $13,000 and $29,000 for the six months ended June 30, 2007 and 2006 respectively. In March 2002, the Company recorded the initial deferred financing costs of $318,000 for the shareholder loan with a maturity date of December 31, 2004. On March 14, 2003, as the maturity date was extended to December 31, 2005, an additional $214,400 in deferred financing costs was recorded (see Note 2). On April 14, 2005 the maturity date was extended to December 31, 2006, resulting in the addition of approximately $55,000 of related deferred financing costs. Accumulated amortization of deferred financing costs as of June 30, 2007 and 2006 was approximately $653,000 and $620,000, respectively.

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

The following table shows the changes in the aggregate product warranty liability for the six-months ended June 30, 2007:

            Balance as of December 31, 2006                      $  71,759
            Less: Payments made                                     (5,080)
                      Change in prior period estimate                  906
                  Add: Provision for current period warranties       7,723
                                                                 ---------
                  Balance as of June 30, 2007                    $  75,308
                                                                 =========

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (Ltd). Comprehensive loss as of June 30, 2007 and 2006 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and six-months ended June 30, 2007 and 2006:

                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       JUNE 30,                            JUNE 30,
                                             ----------------------------       -----------------------------
                                                 2007             2006              2007             2006
                                             -----------      -----------       ------------     ------------
Net loss                                     $  (497,701)     $  (630,966)      $ (1,208,614)    $ (1,180,712)
                                             -----------      -----------       ------------     ------------
Other comprehensive income:
   Foreign currency translation adjustment       (30,821)          58,650            (34,928)          68,593
                                             -----------      -----------       ------------     ------------
Total other comprehensive income                 (30,821)          58,650            (34,928)          68,593
                                             -----------      -----------       ------------     ------------

Comprehensive loss                           $  (528,522)     $  (572,316)      $ (1,243,542)      (1,112,119)
                                             ===========      ===========       ============     ============

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flow, and results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting bulletin No. 108, "considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company for the fiscal year ended December 31, 2006. The application of SAB 108 did not have a material effect on its financial position, cash flows and results of operations.

2.   ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $911,000 and $776,000 during the six-months ended June 30, 2007 and 2006, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company's independent registered public accounting firm, Webb & Company, P.A. to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2006 expressing substantial doubt about the Company's ability to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials and manufacturing and the Company expects to see results from these reductions, as well as other cost reduction plans through 2007.

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

On March 23, 2007, the stockholder amended the original loan agreements to extend the payback dates to December 31, 2008. The original loan agreements, dated March 28, 2002 and March 14, 2003, were due and payable on December 31, 2003 and December 31, 2004. Previously, the stockholder waived the funding requirement mandating maturity as such time as the Company raised an additional $7.0 million over the $3.5 million previously raised in the Company's private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. As of June 30, 2007, the Company had drawn a total of $5.368 million of the available funds.

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

3.   COMMON STOCK

In June 2007, the Company received cash proceeds of $975,000 from an accredited investor for the purchase of 1,300,000 shared of common stock at $0.75 per share.

4.   STOCK OPTIONS

During the six-months ended June 30, 2007, employees of the Company exercised 76,000 common stock options. No options were exercised during the six-months ending June 30, 2006. The company received $28,500 in cash proceeds in exchange for the shares issued in 2007.

During the three-month and six-month periods ended June 30, 2007, the Company recognized compensation expense of approximately $2,000 and $25,000, respectively. During the three-month and six month periods ended June 30, 2006, the Company recognized compensation expense of approximately $120,000 and $157,000, respectively.

For the three-month and six-month periods ended June 30, 2007, the Company recorded stock-based compensation expense of $4,319 and $8,246, related to unvested employee stock options. For the three-month and six-month periods ended June 30, 2006, the Company recorded stock-based compensation expense of $1,836 and $2,624.

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

A summary of the Company's stock option plans as of June 30, 2007, and changed during the six-month period then ended is presented below:

                                                       SIX MONTHS ENDED
                                                        JUNE 30, 2007
                                              --------------------------------
                                              NUMBER OF         WEIGHTED AVERAGE
                                               OPTIONS           EXERCISE PRICE
                                             ----------         --------------
Options outstanding at beginning of period    1,880,400             $  3.10


Options granted                                      --                  --

Options exercised                                76,000                 .38

Options expired                                  62,500                8.75
                                             ----------             -------
Options at end of period                      1,741,900             $  3.02
                                             ----------             -------
Options exercisable at end of period          1,643,150             $  3.15
                                             ==========             =======

A summary of the Company's stock option plans as of June 30, 2007, and changed during the three-month period then ended is presented below:

                                                      THREE MONTHS ENDED
                                                        JUNE 30, 2007
                                              --------------------------------
                                              NUMBER OF         WEIGHTED AVERAGE
                                               OPTIONS           EXERCISE PRICE
                                             ----------         --------------
Options outstanding at beginning of period    1,741,900             $  3.02

Options granted                                      --                  --

Options exercised                                    --                  --

Options expired                                      --                  --
                                             ----------             -------
Options at end of period                      1,741,900             $  3.02
                                             ----------             -------
Options exercisable at end of period          1,643,150             $  3.15
                                             ==========             =======

Changes in the Company's unvested options for the six months ended June 30, 2007 are summarized as follows:

                                                     SIX MONTHS ENDED
                                                      JUNE 30, 2007
                                              --------------------------------
                                              NUMBER OF         WEIGHTED AVERAGE
                                               OPTIONS           EXERCISE PRICE
                                             ----------         --------------
Options unvested at beginning of period         115,625             $   .86

Options granted

Options vested                                    6,875                1.00

Options cancelled                                10,000                  --
                                             ----------             -------
Options unvested at end of period                98,750             $   .84
                                             ==========             =======

Changes in the Company's unvested options for the three months ended June 30, 2007 are summarized as follows:
                                                      THREE MONTHS ENDED
                                                        JUNE 30, 2007
                                              --------------------------------
                                              NUMBER OF         WEIGHTED AVERAGE
                                               OPTIONS           EXERCISE PRICE
                                             ----------         --------------
Options unvested at beginning of period          99,375             $   .80

Options granted

Options vested                                      625                2.15

Options cancelled
                                             ----------             -------
Options unvested at end of period                98,750             $   .84
                                             ==========             =======

                               OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                   ---------------------------------------   --------------------------
                                    REMAINING
                                    AVERAGE      WEIGHTED
                                  CONTRACTUAL    AVERAGE        WEIGHTED       AVERAGE
     RANGE OF          NUMBER       LIFE (IN     EXERCISE        NUMBER        EXERCISE
  EXERCISE PRICE    OUTSTANDING      YEARS)       PRICE       EXERCISABLE       PRICE
  --------------   ------------    ----------   ----------   ------------     ---------
  $ .21  - $ 1.70     1,095,900          4.83          .92        997,150     $     .93
   1.86  -   4.50       246,000          3.72         2.42        246,000          2.42
   8.50  -   9.25       400,000          2.11         9.13        400,000          9.13
                   ------------    ----------   ----------   ------------     ---------
    Totals            1,741,900          4.23   $     3.02      1,643,150     $    3.15
                   ============    ==========   ==========   ============     =========

(1)A Black-Scholes option-pricing model was used to develop the fair values of the options granted.


A summary of the Company's warrant activity as of June 30, 2007 and changed during the six month and three month periods then ended is presented below:

                                                    SIX MONTHS ENDED
                                                     JUNE 30, 2007
                                                -----------------------
                                                     WEIGHTED AVERAGE
                                                         EXERCISE
                                                -----------------------
                                                 WARRANTS        PRICE
                                                ----------      -------

    Warrants outstanding at the beginning of
        period                                   1,589,643      $   .99

        Granted                                         --           --
        Exercised                                       --           --
        Expired                                    100,000         4.05
                                                ----------      -------
    Warrants outstanding at end of period        1,489,643      $  1.24
                                                ==========      =======

                                                   THREE MONTHS ENDED
                                                     JUNE 30, 2007
                                                -----------------------
                                                     WEIGHTED AVERAGE
                                                         EXERCISE
                                                -----------------------
                                                 WARRANTS        PRICE
                                                ----------      -------

         Warrants unvested at the beginning of
              period                             1,489,643      $  1.24

              Granted                                   --           --
              Exercised                                 --           --
              Expired                                   --           --
                                                ----------      -------
         Warrants unvested at end of period      1,489,643      $  1.24
                                                ==========      =======

                                           WARRANTS OUTSTANDING
                               -----------------------------------------
                                                 REMAINING
                                                 AVERAGE        WEIGHTED
                                               CONTRACTUAL      AVERAGE
                RANGE OF          NUMBER         LIFE (IN       EXERCISE
             EXERCISE PRICE    OUTSTANDING        YEARS)         PRICE
             --------------    -----------     -----------      --------
             $ .80  - $1.25      1,214,643            3.87      $   1.05
              2.00 - 2.25          275,000            1.17          2.11
                               -----------     -----------      --------
                                 1,489,643            3.61      $   1.24
            Totals             ===========     ===========      ========

5. NOTES PAYABLE TO STOCKHOLDERS

As of June 30, 2007, the Company had drawn $5.368 of the $6.15 million from the available line-of-credit, provided by a stockholder, who is also a Board Member, of the Company (see Note 2). Amounts drawn bear interest at the prime rate (8.25% as of June 30, 2007) payable monthly and become due and payable on December 31, 2008; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. In June 2007, the Company used the funds received from a private placement to pay down $780,000 of the outstanding loan balance.

During the six months ending June 30, 2007, the Company received advances totaling $500,000 from five stockholders. Until such time as the Company determines the equity terms of these funds, the Company is recording these advances as shareholder loans.

For the three-months ended June 30, 2007 and 2006, the Company recorded approximately $125,000 and $113,0000, respectively; and for the six-months ended June 30, 2007 and 2006, the Company recorded approximately $249,000 and $219,000, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6. COMMITMENTS AND CONTINGENCIES

INVESTMENT BANKING AGREEMENTS

On April 24, 2006, the Company entered into a one-year non-exclusive agreement with CapitalLink, L.C., an investment banking firm, to assist in additional financing. The company agreed to pay a fee of 7% of gross proceeds received by the Company as a result of services performed under the contract, as well as reimbursement of pre-approved out of pocket expenses. The agreement was not renewed due to non-performance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from institutional investors and current stockholders led our independent registered public accounting firm Webb & Company, P.A.. to include a statement in its audit report relating to our audited consolidated financial statements for the year ended December 31, 2006 expressing substantial doubt about our ability to continue as a going concern.

Additionally, we continue to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. We are in the process of aggressively seeking to raise capital and exploring financing availability and options with investment bankers, funds, private sources and existing stockholders. We have implemented further measures to preserve its ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangement. There can be no assurances that we will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

General

Sales of our products will depend principally upon end user demand for such products and acceptance of the Company's products by original equipment manufacturers OEMs. The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for our products subject to a high degree of uncertainty. Developing market acceptance for our existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.

Through industry data research, we have been able to identify the potential applications where management believes market penetration is most accessible. Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $15 billion potential industry. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

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

We believe that the renewed interest shown in the technology of bypass oil filtration as an economic alternative to rising oil prices, dependence upon foreign oil, with the added benefit of being environmentally beneficial, will timely and favorably position the Company as a manufacturer of a cost-effective `green' product. We also believe that industry acceptance resulting in sales will increase in 2007; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management's expectations or result in actual revenues.

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

International sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the PURADYN system represents. In first six months of 2007, total international sales accounted for approximately 63% of the Company's consolidated net sales as compared to approximately 37% for the six months ending June 30, 2006.

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

Sales of the Company's products will depend principally on end user demand for such products and acceptance of the Company's products by "OEMs". The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance, particularly worldwide, for the Company's existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and saving advantages of its products.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE-MONTHS ENDED JUNE 30, 2006

The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the three-months ended June 30, 2007 to the three-months ended June 30, 2006:

               (In thousands)            THREE MONTHS ENDED JUNE 30,
                                       ------------------------------
                                         2007       2006      CHANGE
                                       --------   --------   --------
     Net sales                              787        855        (68)
                                       --------   --------   --------

     Costs and expenses:
       Cost of products sold                702        649        (53)

       Salaries and wages                   265        355         90
       Selling and administrative           196        370        174
                                       --------   --------   --------
     Total costs and expenses             1,164      1,374        211
                                       --------   --------   --------
     Other (expense) income:
        Interest income                      10         12         (2)
        Interest expense                   (131)      (124)        (7)
                                       --------   --------   --------
     Total other expense                   (121)      (112)        (9)
                                       --------   --------   --------

     Net loss                              (498)      (631)      (133)
                                       ========   ========   ========

NET SALES

Net sales decreased by approximately $68,000 or approximately 8% from approximately $855,000 in 2006 to approximately $787,000 in 2007. One of our largest customers, which installs Puradyn product on most new equipment, over purchased their equipment in 2006, thus causing a decline in their equipment purchases for the first half of 2007. As a result, during the quarter ending June 30, 2007, higher priced unit sales, as a percentage of total sales decreased from approximately 49% to approximately 44%, whereas filter sales increased from approximately 41% to approximately 44% of total sales.

Sales to two customers accounted for approximately 29% and approximately 11% (for a total of 40%) of the consolidated net sales for the three-months ended June 30, 2007. For the three-months ended June 30, 2006, sales to two customers accounted for approximately 36% and approximately 12% of the consolidated net sales. The UK subsidiary's sales increased by approximately $117,000 (approximately 46%), from $256,000 to $373,000 for the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006. Sales to their top customer has been increasing and for the quarter ending June 30, 2007 were approximately 62% of their net sales, as compared to approximately 41% for the quarter ending June 30, 2006.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately 8% from approximately $649,000 in 2006 to approximately $702,000 in 2007. Cost of products sold, as a percentage of sales, increased from approximately 76% in 2006 to approximately 89% in 2007. The increase is primarily due to increases in reserve for slow moving and obsolete inventory. Eliminating the reserve changes, cost of products sold, as a percentage of sales, would have been approximately 77% for the three-months ending June 30, 2006, as compared to 80% for the three-months ending June 30, 2007.

SALARIES AND WAGES

Salaries and wages decreased approximately $90,000, or approximately 25%. This decrease is the result of a net reduction of three employees, representing a decrease of $83,000.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $174,000, or approximately 47%. This decrease is due to a reduction in stock based compensation expense, travel, entertainment and lodging expenses and patent fees by approximately $118,000, $26,000 and $18,000 respectively. During the three-month period ending June 30, 2006, the Company recorded an expense of $87,600 related to the extension of the expiration date of an employee's stock options as well as approximately $30,000 related to the amortization of warrants.

INTEREST INCOME

Interest Income decreased approximately $2,000. This decrease is attributable to maintaining lower cash balances.

INTEREST EXPENSE

Interest expense increased by approximately $7,000, or approximately 6%, as a result of the increase in the interest rate. We pay interest monthly on the notes payable to stockholder at the prime rate, which was 8.25% as of June 30, 2007, compared to 8% at June 30, 2006. This increase was partially offset by the higher average principal balances of $5,706,000 in the period ended June 30, 2006 compared to an average principal balance of $5,758,000 for the period ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX-MONTHS ENDED JUNE 30, 2006

The following table sets forth the amount of increase or decrease represented by certain items reflected in the our condensed consolidated statements of operations in comparing the six-months ended June 30, 2007 to the six-months ended June 30, 2006:

              (in thousands)              SIX MONTHS ENDED JUNE 30,
                                       ------------------------------
                                         2007       2006      CHANGE
                                       --------   --------   --------
Net sales                                 1,553      1,678       (125)
                                       --------   --------   --------

Costs and expenses:
  Cost of products sold                   1,350      1,264        (86)
  Salaries and wages                        526        690        164
  Selling and administrative                565        676        111
                                       --------   --------   --------
Total costs and expenses                  2,441      2,630        189
                                       --------   --------   --------
Other income (expense):
   Interest income                           22         25          3
   Interest expense                        (343)      (254)        89
                                       --------   --------   --------
Total other expense                        (321)      (229)        92
                                       --------   --------   --------
Net loss                                 (1,209)    (1,181)        28
                                       ========   ========   ========

NET SALES

Net sales decreased by approximately $125,000, or approximately 7%, from approximately $1,678,000 in 2006 to approximately $1,553,000 in 2007. One of our largest customers, which installs Puradyn product on most new equipment, over purchased their equipment in 2006, thus causing a decline in their equipment purchases for the first half of 2007. As a result, higher priced unit sales, as a percentage of total sales decreased from approximately 59% to approximately 46%, whereas filter sales increased from approximately 29% to approximately 44% of total sales.

Sales to two customers individually accounted for approximately 28% and approximately 16% (for a total 44%) and approximately 36% and approximately 12% (for a total of 48%) of net sales for the six-months ended June 30, 2007 and 2006, respectively. The UK subsidiary's sales increased by approximately $240,000, or approximately 58%, from approximately $412,000 for the six-month period ended June 30, 2006 compared to approximately $652,000 for the six-month period ended June 30, 2007. Sales to their top customer has increased during the six months ending June 30, 2007 and were approximately 68% of their net sales, as compared to approximately 42% for the six months ending June 30, 2006.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately $86,000, or approximately 7%, from approximately $1,264,000 in 2006 to approximately $1,350,000 in 2007. Cost of products sold, as a percentage of sales, increased from approximately 75% for the six-months ended June 30, 2006 to approximately 87% for the six-months ended June 30, 2007. Approximately $38,000 of this increase is attributable to an overall increase in reserves for slow moving and obsolete inventory. Approximately $26,000 of this increase is attributable to an increase in the cost of labor.

While sales for much of our filter line have increased, the cost of certain components have risen significantly, such as the new additive formulation to meet 2007 requirements, contributing to increasing material costs. This is under review with actions being considered to recoup these increases.

SALARIES AND WAGES

Salaries and wages decreased approximately $164,000, or approximately 24%, as the result of a net reduction of three employees representing a reduction of $173,000. This reduction was partially offset by cost of living wage increases of approximately $24,000.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $111,000 or approximately 16% from approximately $676,000 for the six months ended June 30, 2006 to approximately $565,000 for the six months ended June 30, 2007, due primarily to a reduction in stock based compensation expense of approximately $132,000. During the six months ended June 30, 2006, we recorded an expense of approximately $66,000 for the amortization of warrants issued to investors and an expense of approximately $88,000 for extending the expiration of stock options of a former employee.

INTEREST INCOME

Interest income decreased approximately $3,000, from income of approximately $25,000 for the six-month period ending June 30, 2006 to approximately $22,000 for the six-month period ending June 30, 2007. This decrease is attributable to maintaining lower cash balances.

INTEREST EXPENSE

Interest expense increased by approximately $89,000, or approximately 35%. Approximately $80,000 of this increase is attributable to a reserve established during the period ending June 30, 2007, toward the accumulation of interest recorded on a shareholder note receivable. Approximately $9,000 of the increase is due to the increase in the interest rate on the outstanding balance of the stockholder notes payable. We pay interest monthly on the notes payable to stockholder at the prime rate, which was 8.25% as of June 30, 2007, as compared to 8.0% as of June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had cash and cash equivalents of approximately $113,000. For the six-month period ended June 30, 2007, net cash used in operating activities was approximately $911,000, which primarily resulted from the net loss of approximately $1,208,000. Net cash used in investing activities was approximately $23,000 for the sales and purchases of property and equipment. Net cash provided by financing activities was approximately $1,029,000 for the period, due to net proceeds of $975,000 in a private placement offering and $28,500 from the exercise of employee stock options, offset by the net repayment of approximately $780,000 of the stockholder loan.

We have incurred net losses each year since our inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations.

On March 28, 2002, we executed a binding agreement with one of our stockholders, who is also a Board Member, to fund up to $6.1 million. On March 29, 2006, the maturity date of the loan was extended from December 31, 2006 to December 31, 2007 and on March 23, 2007 it was further extended to December 31, 2008. As of June 30, 2007, we had drawn $5.368 million of the $6.150 million of the available funds.

 At June 30, 2007, we had working capital of approximately $605,000 and our current ratio (current assets to current liabilities) was 1.44 to 1. We anticipate increased cash flows from 2007 sales activity; however, additional cash will still be needed to support operations and meet working capital needs. In addition, in connection with our annual report for our fiscal year ending December 31, 2007 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We recently engaged such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002.

If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, and we do not have access to capital as necessary, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2007. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations.

CRITICAL ACCOUNTING POLICY

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flow, and results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting bulletin No. 108, "considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company for the fiscal year ended December 31, 2006. The application of SAB 108 did not have a material effect on its financial position, cash flows and results of operations.

Impact of Inflation

Inflation has not had a significant impact on our operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the end users cost/benefit analysis as to the use of our products. The impact of fluctuations in foreign currency has not been significant. The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.93 on December 31, 2006 to
2.00 on June 30, 2007 as compared to 1.72 on December 31, 2005 to 1.82 on June 30, 2006.


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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           On June 24, 2007, the Company received gross cash proceeds of $975,000 from the sale of 1.3 million shares of common stock at $.75 per share to an accredited investor. The funds were used to reduce the outstanding principal balance of the notes payable to stockholder. The Company will then draw amounts, per the terms of the stockholder commitment letters dated March 28, 2002 and March 14, 2003, and all amendments thereto, as needed, for operating and capital expenditures. Inasmuch as the accredited investor was highly sophisticated, had access to current public information concerning the Company, could bear the financial risk of the investment, and had agreed to acquire the shares for investment purposes, the transaction was exempt from registration under Section 4 (2) of the Securities Act of 1933.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.    EXHIBITS

31.1     Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer

32.1     Section 1350 certification of Chief Executive Officer

32.2     Section 1350 certification of Chief Financial Officer

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, Puradyn Filter Technologies Incorporated caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2007

                                        PURADYN FILTER TECHNOLOGIES INCORPORATED
                                            (Registrant)


                                        By  /s/ Cindy Lea Gimler
                                            ------------------------------------
                                            Cindy Lea Gimler,
                                            Chief Financial Officer