Form 10QSB
period 2007-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2007-11-14
CIK 1019787

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                ----------------

                                   FORM 10-QSB

                                ----------------
(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007
                                    ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

       For the transition period from ________________ to ________________

                         Commission file number 0-29192
                                                -------

                                ----------------

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
        (Exact name of small business issuer as specified in its charter)

                                ----------------

          Delaware                                            14-1708544
(State or other jurisdiction                               (I.R.S. Employer
    of incorporation)                                     Identification No.)


               2017 High Ridge Road, Boynton Beach, Florida 33426
                    (Address of principal executive offices)

                                 (561) 547-9499
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date. As of November 14, 2007, there were 29,400,638 shares of registrant's common stock outstanding.

================================================================================

                    Puradyn Filter Technologies Incorporated
                    Index to Quarterly Report on Form 10-QSB


Part I.  Financial Information                                         Page

Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet - As of September 30, 2007
             and December 31, 2006 ........................................  3

           Condensed Consolidated Statements of Operations - Three months and nine months ended September 30, 2007 and 2006 ............  4

           Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2007 and 2006 ............................  5

           Condensed Consolidated Statement of Stockholders' Deficit -
             Nine months ended September 30, 2007 .........................  6

           Notes to Condensed Consolidated Financial Statements ...........  7

Item 2.    Management's Discussion and Analysis of Financial Condition or
           Plan of Operation ..............................................  15

Item 3.    Controls and Procedures ........................................  22


Part II. Other Information

Item 1.    Legal Proceedings ..............................................  23

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ....  23

Item 3.    Default Upon Senior Securities .................................  23

Item 4.    Submission of Matters to a Vote of Security Holders ............  23

Item 5.    Other Information ..............................................  23

Item 6.    Exhibits .......................................................  23

Signatures ................................................................  24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    Puradyn Filter Technologies Incorporated
                      Condensed Consolidated Balance Sheets
                 As of September 30, 2007 and December 31, 2006
                                   (Unaudited)

                                                                             September 30,     December 31,
                                                                             ------------      ------------
Assets                                                                           2007              2006
Current assets:
     Cash and cash equivalents                                               $    103,778      $     55,175
     Accounts receivable, net of allowance for uncollectible accounts of
         $48,043 and $47,513                                                      419,959           497,888
     Inventories                                                                1,310,625         1,272,456
     Prepaid expenses and other current assets                                    240,713           174,015
                                                                             ------------      ------------
Total current assets                                                            2,075,075         1,999,534


Property and equipment, net                                                       163,848           193,832
Deferred financing costs, net                                                      23,153            40,749
Other noncurrent assets                                                            40,930            40,930
                                                                             ------------      ------------
Total assets                                                                 $  2,303,006      $  2,275,045
                                                                             ============      ============

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                        $    384,357      $    316,716
     Accrued liabilities                                                          932,312           885,454
     Current portion of capital lease obligation                                    2,305             5,593
     Deferred revenue                                                             119,966            99,915
                                                                             ------------      ------------
Total current liabilities                                                       1,438,940         1,307,678

Capital lease obligation, less current portion                                      7,542                --
Notes payable to stockholder                                                    5,905,500         5,839,000
                                                                             ------------      ------------

Total Liabilities                                                               7,351,982         7,146,678

Commitments and Contingencies

Stockholders' deficit:
     Preferred stock, $.001 par value:
         Authorized shares - 500,000
         None issued and outstanding                                                   --                --
     Common stock, $.001 par value:
         Authorized shares - 40,000,000
         Issued and outstanding - 29,400,638 and 27,310,352                        29,401            27,310
     Additional paid-in capital                                                41,320,599        39,774,531
     Notes receivable from stockholders                                        (1,064,030)       (1,136,656)
     Accumulated deficit                                                      (45,119,214)      (43,384,109)
     Accumulated other comprehensive (loss)/income                               (215,732)         (152,709)
                                                                             ------------      ------------
Total stockholders' deficit                                                    (5,048,976)       (4,871,633)
                                                                             ------------      ------------
Total liabilities and stockholders' deficit                                  $  2,303,006      $  2,275,045
                                                                             ============      ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Operations
     For the Three Months and Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                          Three Months Ended              Nine Months Ended
                                             September 30,                  September 30,
                                    ----------------------------    ----------------------------
                                        2007            2006            2007            2006
                                    ------------    ------------    ------------    ------------
Net sales                           $    818,682    $    641,303    $  2,371,869    $  2,319,362

Costs and expenses:
     Cost of products sold               713,222         545,105       2,073,082       1,800,109
     Salaries and wages                  251,595         351,619         777,168       1,044,010
     Selling and administrative          262,899         260,055         818,048         942,753
                                    ------------    ------------    ------------    ------------
                                       1,227,716       1,156,779       3,668,298       3,786,872
                                    ------------    ------------    ------------    ------------
Loss from operations                    (409,034)       (515,476)     (1,296,429)     (1,467,510)

Other income (expense):
        Interest income                    9,776          13,011          31,694          37,698
        Interest expense                (127,232)       (136,810)       (470,370)       (390,175)
                                    ------------    ------------    ------------    ------------
Total other expense, net                (117,456)       (123,799)       (438,676)       (352,477)
                                    ------------    ------------    ------------    ------------
Loss before income taxes                (526,490)       (639,275)     (1,735,105)     (1,819,987)

Income tax expense                            --              --              --              --
                                    ------------    ------------    ------------    ------------

Net loss                                (526,490)       (639,275)     (1,735,105)     (1,819,987)
                                    ============    ============    ============    ============

Basic and diluted loss per common
share                               $       (.02)   $      (0.03)   $       (.06)   $      (0.07)
                                    ============    ============    ============    ============

Weighted average common shares
outstanding                           28,981,383      25,355,915      27,959,710      24,833,119
                                    ============    ============    ============    ============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    Puradyn Filter Technologies Incorporated
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             --------------------------
                                                                                2007            2006
                                                                             -----------    -----------
OPERATING ACTIVITIES

Net loss                                                                     $(1,735,105)   $(1,819,987)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                71,355        157,444
     Gain on sale of assets                                                          577             --
     Provision for bad debts                                                      21,021         36,217
     Provision for obsolete and slow moving inventory                            (67,766)       (16,085)
     Deposit on other assets                                                          --        (15,000)
     Amortization of deferred financing costs included in interest expense        17,596         38,712
     Interest receivable from notes receivable from stockholders                  72,626        (35,951)
     Compensation expense on stock-based arrangements with employees,
         consultants, investors and vendors                                       44,659        205,338

     Changes in operating assets and liabilities:
         Accounts receivable                                                      56,907        112,253
         Inventories                                                              29,598        (69,196)
         Prepaid expenses and other current assets                               (66,698)        57,696
         Accounts payable                                                         67,641         91,336
         Accrued liabilities                                                      46,858        209,196
         Deferred revenues                                                        20,051         13,496
                                                                             -----------    -----------
Net cash used in operating activities                                         (1,420,680)    (1,034,531)
INVESTING ACTIVITIES
Proceeds from sale of property and equipment                                       5,458             --
Purchases of property and equipment                                              (36,971)        (9,562)
                                                                             -----------    -----------
Net cash used in investing activities                                            (31,513)        (9,562)

FINANCING ACTIVITIES
Proceeds from sale of common stock                                             1,475,000      1,210,000
Proceeds from exercise of stock options                                           28,500          2,600
Proceeds from notes payable to stockholder                                       846,500        822,000
Payment of notes payable to stockholder                                         (780,000)      (747,000)
Payment of capital lease obligations                                              (4,271)        (3,753)
                                                                             -----------    -----------
Net cash provided by financing activities                                      1,565,729      1,283,847
Effect of exchange rate changes on cash and cash equivalents                     (64,933)       (95,655)
                                                                             -----------    -----------
Net increase in cash and cash equivalents                                         48,603        144,099
Cash and cash equivalents at beginning of period                                  55,175        155,557
                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $   103,778    $   299,656
                                                                             ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                                       $   373,234    $   344,855
                                                                             ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES

Common stock issued in settlement of accrued bonus                           $        --    $    30,000
                                                                             ===========    ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    Puradyn Filter Technologies Incorporated
      Condensed Consolidated Statements of Changes in Stockholders' Deficit
                      Nine Months ended September 30, 2007
                                  (Unaudited)

                                                                                                         Accumulated
                                      Common Stock        Additional        Notes                          Other           Total
                                 ----------------------    Paid-in        Recivable        Accumulated  Comprehensive  Stockholders'
                                    Shares      Amount     Capital     From Stockholders     Deficit    Income (Loss)    Deficit
                                 -----------  ---------  ------------   ------------      ------------   ----------     -----------
Balance at December 31, 2006      27,310,352  $  27,310  $ 39,774,531   $ (1,136,656)     $(43,384,109)  $ (152,709)    $(4,871,633)
Foreign currency translation
   adjustment                                                                                               (63,023)        (63,023)

Net loss                                                                                    (1,735,105)                  (1,735,105)
                                                                                                                        -----------
Total comprehensive loss                                                                                                 (1,798,128)
Compensation expense associated
   with unvested options                                        9,258                                                         9,258
Issuance of common stock in
   private placement , net         2,014,286      2,015     1,472,985                                                     1,475,000
Warrants issued to investors                                   34,200                                                        34,200
Exercise of stock options             76,000         76        28,424                                                        28,500
Interest receivable related to
 notes receivable from
 stockholders                                                                72,626                                          72,626
Compensation expense associated
   with option modification                                     1,201                                                         1,201
                                 -----------  ---------  ------------   ------------      ------------   ----------     -----------
Balance at September 30, 2007     29,400,638  $  29,401  $ 41,320,599   $ (1,064,030)     $(45,119,214)  $ (215,732)    $(5,048,976)
                                 ===========  =========  ============   ============      ============   ==========     ===========









SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    Puradyn Filter Technologies Incorporated
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2007 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2007.

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

Basic and Diluted Loss Per Share

SFAS No. 128, EARNINGS PER SHARE, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 3,231,543 and 3,596,543 respectively for the three-month and nine-month periods ended September 30, 2007 and 2,905,918 and 3,072,070 respectively for the three-month and nine-month periods ended September 30, 2006.

STOCK COMPENSATION

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of SFAS 123R on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended September 30, 2006 and September 30, 2007 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

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

Inventories consisted of the following at September 30, 2007 and December 31, 2006:

           Raw materials                        $   635,386         $   913,034
           Finished goods                           752,927             504,876
           Valuation allowance                      (77,688)           (145,454)
                                                -----------         -----------
                                                $ 1,310,625         $ 1,272,456
                                                ===========         ===========


Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled approximately $5,000 and $10,000 for the three-months ended September 30, 2007 and 2006, and $18,000 and $39,000 for the nine months ended September 30, 2007 and 2006 respectively. In March 2002, the Company recorded the initial deferred financing costs of $318,000 for the shareholder loan with a maturity date of December 31, 2004. On March 14, 2003, as the maturity date was extended to December 31, 2005, an additional $214,400 in deferred financing costs was recorded (see Note 2). On April 14, 2005 the maturity date was extended to December 31, 2006, resulting in the addition of approximately $55,000 of related deferred financing costs. Accumulated amortization of deferred financing costs as of September 30, 2007 and 2006 was approximately $658,000 and $630,000, respectively.

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

The following table shows the changes in the aggregate product warranty liability for the nine-months ended September 30, 2007:

            Balance as of December 31, 2006                    $   71,759
            Less: Payments made                                    (8,793)
                  Change in prior period estimate                   1,164
            Add: Provision for current period warranties           19,523
                                                               ----------
            Balance as of September 30, 2007                   $   83,653
                                                               ==========


Comprehensive Income

SFAS No. 130, REPORTING COMPREHENSIVE INCOME (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (Ltd). Comprehensive loss as of September 30, 2007 and 2006 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and nine-months ended September 30, 2007 and 2006:

                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                         SEPTEMBER 30,              SEPTEMBER 30,
                                   ------------------------    ------------------------
                                      2007          2006          2007          2006
                                   ----------    ----------    ----------    ----------
Net loss                             (526,490)     (639,275)   (1,735,105)   (1,819,987)
                                   ----------    ----------    ----------    ----------

Other comprehensive income:
   Foreign currency translation       (28,095)       30,974       (63,023)       89,623
                                   ----------    ----------    ----------    ----------
Total other comprehensive income      (28,095)       30,974       (63,023)       89,623
                                   ----------    ----------    ----------    ----------

Comprehensive loss                   (554,585)     (608,301)   (1,798,128)   (1,730,364)
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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "FAIR VALUE MEASUREMENTS". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

2. ISSUES AFFECTING LIQUIDITY AND MANAGEMENT'S PLANS

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $1,420,680 and $1,034,531 during the nine-months ended September 30, 2007 and 2006, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

On March 23, 2007, the stockholder amended the original loan agreements to extend the payback dates to December 31, 2008. The original loan agreements, dated March 28, 2002 and March 14, 2003, were due and payable on December 31, 2003 and December 31, 2004. Previously, the stockholder waived the funding requirement mandating maturity as such time as the Company raised an additional $7.0 million over the $3.5 million previously raised in the Company's private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. As of September 30, 2007, the Company had drawn a total of $5.906 million of the available funds.

The Company anticipates modest cash flows from the remaining 2007 sales activity and that additional cash will still be needed to support operations. If additional capital is not raised, budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company will have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2007. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3. COMMON STOCK

In June 2007, the Company received cash proceeds of $975,000 from an accredited investor for the purchase of 1,300,000 shared of common stock at $0.75 per share.

In August 2007, the Company converted $500,000 previously received in the form of advances into purchases of 714,286 shares of common stock at $0.70 per share.

4. STOCK OPTIONS

During the nine-months ended September 30, 2007, employees of the Company exercised 76,000 common stock options. The Company received $28,500, in cash proceeds in exchange for the shares issued in 2007.

During the three-month and nine month periods ended September 30, 2007, the Company recognized compensation expense of approximately $35,211 and $66,164 respectively. During the three-month and nine-month periods ended September 30, 2006, the Company recognized compensation expense of approximately $49,000 and $205,000, respectively.

For the three-month and nine-month periods ended September 30, 2007, the Company recorded stock-based compensation expense of $1,011 and $9,258. For the three-month and nine-month periods ended September 30, 2006, the Company recognized an expense of approximately $2,372 and $4,996, respectively, of stock-based compensation expense under the intrinsic value method.

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

A summary of the Company's stock option plans as of September 30, 2007, and changes during the nine month period then ended is presented below:

                                                      Nine Months Ended
                                                      September 30, 2007
                                              ----------------------------------
                                                                       Weighted
                                                                       Average
                                               Number of               Exercise
                                                Options                 Price
                                              ------------             ---------
Options outstanding at beginning of period       1,880,400             $    3.10

Options granted                                    115,000                   .40
Options exercised                                   76,000                   .38
Options cancelled                                  130,000                  4.28
Options expired                                     62,500                  8.75
                                              ------------             ---------
Options at end of period                         1,726,900                  2.75
                                              ------------             ---------
Options exercisable at end of period             1,530,650             $    3.02
                                              ============             =========

A summary of the Company's stock option plans as of September 30, 2007, and changed during the three month period then ended is presented below:

                                                      Three Months Ended
                                                      September 30, 2007
                                              ----------------------------------
                                                                       Weighted
                                                                       Average
                                               Number of               Exercise
                                                Options                 Price
                                              ------------             ---------
Options outstanding at beginning of period       1,741,900             $    3.02

Options granted                                    115,000                   .40
Options exercised                                       --                    --
Options cancelled                                  130,000                  4.28
Options expired                                         --                    --
                                              ------------             ---------
Options at end of period                         1,726,900                  2.75
                                              ------------             ---------
Options exercisable at end of period             1,530,650             $    3.02
                                              ============             =========

Changes in the Company's unvested options for the nine months ended September 30, 2007 are summarized as follows:

                                                    Nine Months Ended
                                                    September 30, 2007
                                            ----------------------------------
                                                                     Weighted
                                                                     Average
                                             Number of               Exercise
                                              Options                 Price
                                            ------------             ---------
Options unvested at beginning of period          115,625             $     .86

Options granted                                  115,000                   .40
Options vested                                    16,875                   .70
Options cancelled                                 17,500                   .75
                                            ------------             ---------
Options unvested at end of period                196,250             $     .60
                                            ============             =========

Changes in the Company's unvested options for the three months ended September 30, 2007 are summarized as follows:

                                                    Three Months Ended
                                                    September 30, 2007
                                            ----------------------------------
                                                                     Weighted
                                                                     Average
                                             Number of               Exercise
                                              Options                 Price
                                            ------------             ---------
Options unvested at beginning of period           98,750             $     .84

Options granted                                  115,000                   .40
Options vested                                    10,000                   .42
Options cancelled                                  7,500                   .75
                                            ------------             ---------
Options unvested at end of period                196,250             $     .60
                                            ============             =========

                                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                      ----------------------------------------------     ------------------------------
                                        REMAINING
                                         AVERAGE           WEIGHTED
       RANGE OF          NUMBER        CONTRACTUAL         AVERAGE           NUMBER      WEIGHTED AVERAGE
    EXERCISE PRICE    OUTSTANDING    LIFE (IN YEARS)    EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
    ---------------   ------------    ------------       -----------     --------------    ------------
    $ .21  - $ 1.70      1,150,900            5.03       $       .87            954,650    $        .93
     1.86  -   4.50        226,000            3.20              2.38            226,000            2.38
     8.50  -   9.25        350,000            1.19              9.14            350,000            9.14
                      ------------    ------------       -----------     --------------    ------------
 Totals                  1,726,900            4.51       $      2.75          1,530,650    $       3.02
                      ============    ============       ===========     ==============    ============

A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

A summary of the Company's warrant activity as of September 30, 2007 and changed during the nine and three month periods then ended is presented below:

                                                                2007
                                                      -------------------------
                                                          WEIGHTED AVERAGE
           Nine months ended September 30, 2007               EXERCISE
                                                      -------------------------
                                                         OPTIONS       PRICE
                                                      -------------------------

           Warrants outstanding at the beginning of
                period                                    1,589,643   $     .99
                Granted                                     380,000        1.25
                Exercised                                        --          --
                Expired                                     100,000        4.05
                                                      -------------   ---------
           Warrants outstanding at end of period          1,869,643   $    1.25
                                                      =============   =========

                                                                2007
                                                      -------------------------
                                                          WEIGHTED AVERAGE
           Three months ending September 30, 2007              EXERCISE
                                                      -------------------------
                                                         OPTIONS       PRICE
                                                      -------------------------

           Warrants unvested at the beginning of
                period                                    1,489,643   $    1.24
                Granted                                     380,000        1.25
                Exercised                                        --          --
                Vested                                           --          --
                                                      -------------   ---------
           Warrants unvested at end of period             1,869,643   $    1.25
                                                      =============   =========

                                         WARRANTS OUTSTANDING
                            ------------------------------------------------
                                                REMAINING
                                                AVERAGE          WEIGHTED
              RANGE OF          NUMBER        CONTRACTUAL        AVERAGE
           EXERCISE PRICE     OUTSTANDING    LIFE (IN YEARS)  EXERCISE PRICE
           --------------     -----------    ---------------  --------------
           $ .80  - $1.25       1,594,643              3.93    $        1.10
            2.00  -  2.25         275,000               .92             2.11
                              -----------    --------------    --------------
          Totals                1,869,643              3.66              1.25
                              ===========    ==============    ==============

5. NOTES PAYABLE TO STOCKHOLDER

As of September 30, 2007, the Company had drawn $5.906 of the $6.15 million from the available line-of-credit, provided by a stockholder, who is also a Board Member, of the Company (see Note 2). Amounts drawn bear interest at the prime rate minus one-quarter percent (7.25% as of September 30, 2007) payable monthly and become due and payable on December 31, 2008; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company's recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs.

During the nine months ending September 30, 2007, the Company received advances totaling $500,000 from five stockholders. During August 2007, the Company determined the equity terms of these shareholder advances and they were converted to common shares.

For the three-months ended September 30, 2007 and 2006, the Company recorded approximately $120,000 and $128,000, respectively; and for the nine-months ended September 30, 2007 and 2006, the Company recorded approximately $373,000 and $348,000, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6. COMMITMENTS AND CONTINGENCIES

NONE.

7. SUBSEQUENT EVENTS

None.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from institutional investors and current stockholders led our independent registered public accounting firm Webb & Company, P.A., to include a statement in its audit report relating to our audited consolidated financial statements for the year ended December 31, 2006 expressing substantial doubt about our ability to continue as a going concern.

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

o Creating customer `pull-through', a sustained level of request for our product on the OEM level

o Closely monitoring customer evaluations to ensure the salient aspects of our system are perceived and accepted on a timely basis

o    Converting customer evaluations into sales, both immediate and long term

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

o 2007 announcement that initial orders have been placed for the PURADYN system by one of the largest global providers of innovative mechanical solutions, technology, and services for the oil and gas industry.

o 2007 announcement that the PURADYN system has been approved by Cascade Sierra Solutions as a recommended product for inclusion in its outreach centers, which will provide information, technology and products geared toward conservation of oil and energy.

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

We believe that the renewed interest shown in the technology of bypass oil filtration as an economic alternative to rising oil prices, dependence upon foreign oil, with the added benefit of being environmentally beneficial, will timely and favorably position the Company as a manufacturer of a cost-effective `green' product. We have seen that industry acceptance has increased in 2007 and expect this trend to continue into 2008; however, there can be no assurance that this industry acceptance will result in actual revenues.

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

International sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the PURADYN system represents. In first nine months of 2007, total international sales accounted for approximately 53% of the Company's consolidated net sales as compared to approximately 44% for the nine months ending September 30, 2006.

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

Sales of the Company's products will depend principally on end user demand for such products and acceptance of the Company's products by original equipment manufacturers or "OEMs". The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company's products is subject to a high degree of uncertainty. Developing market acceptance, particularly worldwide, for the Company's existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and saving advantages of its products.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2006

The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the three-months ended September 30, 2007 to the three-months ended September 30, 2006:

      (In thousands)                 Three Months Ended
                                        September 30,
                               -----------------------------
                                 2007       2006      Change
                               -------    -------    -------
Net sales                      $   819    $   641        178
                               -------    -------    -------

Costs and expenses:
  Cost of products sold            713        545       (168)
  Salaries and wages               252        352        100
  Selling and administrative       263        260         (3)
                               -------    -------    -------
Total costs and expenses         1,228      1,157        (71)
                               -------    -------    -------
Other (expense) income:
   Interest income                  10         13         (3)
   Interest expense               (127)      (136)         9
                               -------    -------    -------
Total other expense               (117)      (123)         6
                               -------    -------    -------

Net loss                          (526)   $  (639)       113
                               =======    =======    =======


NET SALES

Net sales increased by approximately $178,000 or 28% from approximately $641,000 in 2006 to approximately $819,000 in 2007. The UK subsidiary's sales increased by approximately $186,000 (120%), from approximately $155,000 to approximately $341,000 for the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2007.

Sales to two customers accounted for approximately 27% and 15% (for a total of 42%) of the consolidated net sales for the three-months ended September 30, 2007. For the three-months ended September 30, 2006, sales to three customers accounted for approximately 22%, 16% and 11% of the consolidated net sales.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately $168,000 or 31% from approximately $545,000 in 2006 to approximately $713,000 in 2007. Cost of products sold, as a percentage of sales, increased from approximately 85% in 2006 to approximately 87% in 2007. The increase is primarily due to increases in raw material sources.

SALARIES AND WAGES

Salaries and wages decreased approximately $100,000, or 28%, as the result of a net reduction of three employees representing a reduction of $106,000. This reduction was partially offset by cost of living wage increases.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by approximately $3,000, or 1%.

INTEREST EXPENSE

Interest expense decreased by approximately $9,000, or 7%, as a result of a decrease in the interest rate. Effective September 10, 2007, the lender decreased the rate at which we pay interest from prime rate to prime minus one-quarter percent. As of September 30, 2007 our rate was 7.25% as compared to 8.25% at September 30, 2006.

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2006

The following table sets forth the amount of increase or decrease represented by certain items reflected in the our condensed consolidated statements of operations in comparing the nine-months ended September 30, 2007 to the nine-months ended September 30, 2006:

       (in thousands)                 Nine Months ended
                                        September 30,
                               -----------------------------
                                 2007       2006      Change
                               -------    -------    -------
Net sales                      $ 2,372    $ 2,319    $    53
                               -------    -------    -------

Costs and expenses:
  Cost of products sold          2,073      1,800       (273)
  Salaries and wages               777      1,044        267

  Selling and administrative       818        943        125
                               -------    -------    -------
Total costs and expenses         3,668      3,787        119
                               -------    -------    -------
Other income (expense):

   Interest income                  31         38         (7)
   Interest expense               (470)      (390)        80
                               -------    -------    -------
Total other expense               (439)      (352)        87
                               -------    -------    -------

Net loss                        (1,735)   $(1,820)   $    85
                               =======    =======    =======

NET SALES

Net sales increased by approximately $53,000, or 2%, from approximately $2,319,000 in 2006 to approximately $2,372,000 in 2007. International sales increased approximately $385,000, or 37% from approximately $1,027,000 for the nine-month period ended September 30, 2006 as compared to approximately $1,412,000 for the nine-month period ended September 30, 2007. This increase was partially offset by a decrease in Rentar sales which had decreased by approximately $178,000 from sales of approximately $210,000 during the nine month period ending September 30, 2006 to approximately $32,000 for the period ending September 30, 2007. Additionally, one of our largest customers, which installs Puradyn product on most new equipment, over purchased their equipment in 2006, thus causing a decline in their equipment purchases for 2007. As a result, higher priced unit sales, as a percentage of total sales decreased from approximately 54% to approximately 48%, whereas filter sales increased from approximately 34% to approximately 42% of total sales.

Sales to two customers individually accounted for approximately 28% and 16% (for a total 44%) and 27% and 17% (for a total of 44%) of net sales for the nine-months ended September 30, 2007 and 2006, respectively. The UK subsidiary's sales increased by approximately $425,000, or 75%, from approximately $567,000 for the nine-month period ended September 30, 2006 compared to approximately $993,000 for the nine-month period ended September 30, 2007. Sales to their top customer has increased during the nine months ending September 30, 2007 and were approximately 66% of their net sales, as compared to approximately 43% for the nine months ending September 30, 2006. This increase is attributable to an important acquisition made by our customer, significantly increasing their demand for our product.

  In the first nine months of 2007, total international sales accounted for approximately 53% of the Company's consolidated net sales, as compared to approximately 44% for the nine months ending September 30, 2006.

COST OF PRODUCTS SOLD

Cost of products sold increased by approximately $273,000, or 15%, from approximately $1,800,000 in 2006 to approximately $2,073,000 in 2007. Cost of products sold, as a percentage of sales, increased from approximately 78% for the nine-months ended September 30, 2006 to approximately 87% for the nine-months ended September 30, 2007. The majority of this increase is attributable to increases in raw materials. Approximately $12,000 and $38,000, respectively, of this increase are attributable to an overall increase in reserves and disposal of slow moving and obsolete inventory and higher cost of labor, respectively. Effective January 1, 2008, the company will be increasing product prices, thereby alleviating a portion of this decrease in margins.

SALARIES AND WAGES

Salaries and wages decreased approximately $267,000 or 26%. This decrease is the result of a net reduction of three employees, representing a decrease of approximately $279,000. This reduction was partially offset by cost of living wage increases.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased by approximately $125,000 or 13% from approximately $943,000 for the nine months ended September 30, 2006 to approximately $818,000 for the nine months ended September 30, 2007. This decrease was due primarily to a reduction in stock based compensation expense of approximately $132,000. During the nine months ended September 30, 2006, we recorded an expense of approximately $66,000 for the amortization of warrants issued to investors and an expense of approximately $88,000 for extending the expiration of stock options of a former employee.

INTEREST EXPENSE

Interest expense increased by approximately $80,000, or 21%. This increase is attributable to a reserve established during the period ending September 30, 2007, toward the accumulation of interest recorded on a shareholder note receivable. We pay interest monthly on the notes payable to stockholder at the prime rate minus one-quarter percent, which was 7.75% as of September 30, 2007, as compared to 8.25% as of September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had cash and cash equivalents of approximately $104,000. For the nine-month period ended September 30, 2007, net cash used in operating activities was approximately $1,421,000, which primarily resulted from the net loss of approximately $1,735,000. Net cash used in investing activities was approximately $32,000 for the purchase of property and equipment. Net cash provided by financing activities was approximately $1,566,000 for the period, due to net proceeds of $1,475,000 in a private placement offering and $28,500 from the exercise of employee stock options.

We have incurred net losses each year since its inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations.

On March 28, 2002, we executed a binding agreement with one of our stockholders, who is also a Board Member, to fund up to $6.1 million. On March 29, 2006, the maturity date of the loan was extended from December 31, 2006 to December 31, 2007 and on March 23, 2007 it was further extended to December 31, 2008. As of September 30, 2007, we had drawn $5.906 million of the $6.150 million of the available funds.

 At September 30, 2007, we had working capital of approximately $636,000 and our current ratio (current assets to current liabilities) was 1.44 to 1. We anticipate increased cash flows from 2007 sales activity; however, additional cash will still be needed to support operations and meet working capital needs.

In connection with our annual report for our fiscal year ending December 31, 2007 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We recently engaged such a consulting firm and at this time we expect the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002 will not be material.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "FAIR VALUE MEASUREMENTS". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Impact of Inflation

Inflation has not had a significant impact on our operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the end users cost/benefit analysis as to the use of our products. The impact of fluctuations in foreign currency has not been significant. The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.93 on December 31, 2006 to
2.05 on September 30, 2007 as compared to 1.72 on December 31, 2005 to 1.87 on September 30, 2006.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On August 23, 2007, the Company converted $500,000 in shareholder loans to the sale of 714,286 shares of common stock at $.70 per share to accredited investors. The funds were previously received as notes payable to stockholders, until the equity terms were determined. Inasmuch as the accredited investors was highly sophisticated, had access to current public information concerning the Company, could bear the financial risk of the investments, and had agreed to acquire the shares for investment purposes, the transaction was exempt from registration under Section 3(a)9 of the Securities Act of 1933.

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

                                       PURADYN FILTER TECHNOLOGIES INCORPORATED
                                       (Registrant)

                                       By /s/ Cindy Lea Gimler
                                       ----------------------------------------
                                       Cindy Lea Gimler, Chief Financial Officer

Date: November 14, 2007