Form 10KSB
period 2007-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2008-03-31
CIK 1019787

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB
                                 --------------


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the fiscal year ended: December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from: _____________ to _____________

                                 --------------

                    PURADYN FILTER TECHNOLOGIES INCORPORATED
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                                 --------------


         Delaware                       0-29192                 14-1708544
----------------------------          ------------          -------------------
(State or Other Jurisdiction          (Commission            (I.R.S. Employer
      of Incorporation)               File Number)          Identification No.)


               2017 High Ridge Road, Boynton Beach, Florida 33426
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (561) 547-9499
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

                                 --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
      NONE                                              NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)
                                 --------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                            Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                               [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                          Yes [ ]  No [X]

State issuer's revenue for its most recent fiscal year. $3,082,873.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of $.31 Puradyn Filter's common stock on March 25, 2008 is approximately $3,540,991.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 27, 2008, there were 31,786,352 shares of registrant's common stock outstanding, par value $.001.

================================================================================

                                      INDEX

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS...........................................   3

         Forward Looking Statements
         The Company
         Products
         Warranties
         Marketing
         Distribution
         Sales
         Manufacturing and Production
         Competition
         Intellectual Property
         Governmental Approval
         Engineering and Development
         Employees

ITEM 2.  DESCRIPTION OF PROPERTY...........................................   9

ITEM 3.  LEGAL PROCEEDINGS.................................................   9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   9

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
         SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES..............  10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS........  11

         General
         Critical Accounting Policies and Estimates
         Results of Operations
         Liquidity and Capital Resources
         Impact of Inflation
         Quarterly Fluctuations
         Risk Factors Affecting Future Results of Operations

ITEM 7.  FINANCIAL STATEMENTS..............................................  18

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES.............................................  18

ITEM 8A(T)CONTROLS AND PROCEDURES..........................................  18

ITEM 8B. OTHER INFORMATION.................................................  19

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................  20

ITEM 10. EXECUTIVE COMPENSATION............................................  24

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER TRANSACTIONS...............  27

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
         AND DIRECTOR INDEPENDENCE.........................................  28

ITEM 13. EXHIBITS..........................................................  29

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................  30

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

OTHER PERTINENT INFORMATION

         You can learn more about the Company by visiting our website at www.puradyn.com. Information on the website is neither incorporated into, nor a part of, this report. We encourage you to read this and other reports filed by the Company with the Securities and Exchange Commission. Puradyn will provide you with a copy of any or all of these reports at no charge. Certain of our SEC filings are available over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or call the SEC Public Reference Room to obtain information at 1-800-SEC-0330.

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

         The Puradyn system is currently manufactured in six different sizes suitable for placement on engines or equipment with oil sump capacities ranging from 8 to 300 quarts. The later generation PFT model offers the same benefits and features of the original TF model, with the added enhancements of easier serviceability and the main component of the system being more corrosion-resistant.

         All Puradyn systems are compatible with virtually all standard and synthetic oils on the market and they work with engines using gasoline, diesel, propane or natural gas. The Puradyn system cannot be used on engines that do not have a pressurized lubricating system, and none of the products can be used on any engines that mix oil with fuel.

         We also manufacture and distribute Elements for the Puradyn system. Depending upon the application, we generally recommend that the Element be replaced at the engine manufacturer's recommended/approved periodic oil change interval or as oil analysis dictates. The type of Element used also depends upon the specific type of engine or hydraulic application. A customer can change the Element and take the required oil sample in approximately five to ten minutes.

         By continually removing contaminants and replacing vital additives through a patented time-release additive package to keep oil constantly clean, the Puradyn Element substantially extends intervals between oil changes. Elements are interchangeable between similar-sized models.

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

         When the Element is changed, an insignificant amount of make-up oil is added to replace any oil retained in the used Element or consumed during the normal engine combustion process. The Company's performance warranties require the user to change the Puradyn filter element and take a small sample of the oil for submission to an oil-testing laboratory at the same intervals that the original equipment manufacturer ("OEM") recommends for an oil change, or as oil analysis dictates (See "Warranties"). The oil analysis allows end users to monitor oil quality and, to some degree, engine condition and provides a trend and timeline for both the Company and end user should a problem arise.

         The Puradyn has no moving parts and consequently requires no significant ongoing maintenance. As long as Elements are changed at the recommended intervals and other standard preventive maintenance procedures such as changing factory full flow and air filters and oil analysis are completed, the
Company believes the Puradyn will perform as designed........

         We are also distributor for the following companies:

         o Honeywell Consumer Products Group, manufacturer of FRAM(R) filters. We able to offer the full line of FRAM filters to our distributors.

         o MotorCheck(TM) On-Site Oil Analysis. The analyzer combines optical emission and infrared oil analysis with optional viscometer within a desktop-sized enclosure for fast, accurate fluid analysis.

WARRANTIES

         The Puradyn carries a six-month 'money-back' performance guarantee, and is currently warranted to the original user to be free of defects in material and workmanship for five years with unlimited miles/hours, with a one-year limited warranty on the heating element.

         For the Company's performance guarantee and warranties to remain in effect, users must, among other things, maintain a record of the laboratory oil analysis results. To date, there have been no material warranty claims, although there can be no assurances that such a trend will continue.

         The Company has received letters from several OEMs including Deere & Company, Detroit Diesel Corporation, Caterpillar, Inc., Ford Motor Company, Mack Trucks, Inc., Cummins Engine Company, Inc., Daimler Corporation, which have all stated that the installation and use of the Puradyn does not void their manufacturer warranties unless an engine failure is attributed to the Puradyn. Oil analysis is a standard industry practice endorsed by OEMs and various fleet maintenance organizations and most engine manufacturers will accept oil analyses as alternatives to their recommended oil change intervals.

MARKETING

         The Company's products are marketed to numerous industries including marine, trucking, agricultural, bus, generator, construction, mining, industrial and a multitude of hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the Company's primary focus is on the industrial/construction, generator set, marine, and OEM segments.

         Instead of traditional media advertising campaigns, the Company is concentrating instead on direct sales contacts, trade shows, white papers and other methods of demonstration, such as Internet-based marketing, to promote its products, generate awareness and stimulate sales.

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

         One of our marketing strategies is based on creating customer `pull-through', a sustained level of request for our product on the OEM level from end-users. To date, customer pull-through has resulted in a limited number of our systems being factory-installed at individual Volvo Trucks, N.A., Mack, Kenworth and Freightliner truck facilities.

         Taking a long-terms approach, management believes that federal government entities and the U.S. military are markets that can be successfully cultivated, based on the following:

         o 2007 National Stocking Number (NSN) assigned to a specific Puradyn system kit to be installed on the U.S. Army's Mine Protection Vehicle family.

         o 2006 final test results from the US Department of Energy, which shows that the systems used in evaluation of the benefits and cost analysis of bypass oil filtration, have produced an estimated savings of 89% in oil usage and purchases when used on heavy-duty diesel engines.
         o 2006 initial and subsequent 2007 and 2008 orders placed by the U.S. Military to have them installed on new trucks supplied by Freightliner LLC for foreign military sales.
         o New five-year contract awarded in December 2004 from the General Services Administration (GSA) for its Vehicular Multiple Award Schedule, New Technologies, which simplifies the procurement process for governmental agencies.

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

SALES

DIRECT SALES

         The Company directly and/or with the assistance of its manufacturer's representatives, distributors or other agents, markets its products directly to OEMs, other distributors and national accounts. Typically larger customers, and some smaller customers, require an evaluation period to operate the system on their equipment. While set for a specific period of time, usually ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment downtime or servicing which may extend the evaluation period. Consequently, the sales period can be relatively long. We believe this evaluation period will continue to be shortened as the Company's products gain wider acceptance and support from well-known end users and OEMs.

         Currently, our products are being evaluated (in various stages of progress) by numerous potential end users and existing customers including, among others:

         o        A major engine OEM
         o        A major transmission OEM
         o        A road materials handling Company
         o        Two leading food companies
         o        The U.S. Military
         o        Two major long-haul carriers

         In December 2004 we were awarded a new five-year contract on the Vehicular Multiple Award Schedule, New Technologies, which replaced the schedule on which we had currently been. This enables us to offer our Puradyn system to all federal government agencies. The new schedule allows easy access to our products without the usual lengthy bid process to all federal agencies that purchase vehicles, including construction equipment, medium and heavy trucks, waste disposal vehicles, aerial lift vehicles and fire trucks. The contract period is for five years from the date of the award (to December 2009) with three five-year options.

         During 2007 and 2006 two customers together accounted for approximately 44% and 39%, respectively, of the Company's consolidated net sales. These two customers individually accounted for greater than 10% each of net sales, or approximately $769,000 and $417,000 and approximately $570,000 and $791,000, respectively in 2006 and 2007.

         At December 31, 2007 there were five customers whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 24%, 10%, 8%, 8%, and 7% of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations.

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

         In 2007, sales to a customer with one of the nation's largest privately held fleet of trucks and equipment, represented 18% of our consolidated net sales.

         In 2002, after extensive testing, one of the world's largest manufacturers of medium-size power generators purchased over $350,000 of product. This customer accounted for 14% of our 2006 consolidated net sales and 26% of our 2007 consolidated net sales.

INTERNATIONAL SALES

         The Company, directly and/or with the assistance of commission-based manufacturer's representatives, has established primarily non-exclusive distributors in various countries, including Denmark, South Africa, Nigeria, United Kingdom, Kuwait, United Arab Emirates, Thailand, Colombia, and others. The ultimate success of these and other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. Total international sales amounted to approximately 51% and 53% of consolidated net sales in 2007 and 2006, respectively.

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

         In January 2004, we received ISO 9001:2000 certification from the International Organization for Standardization. ISO 9001:2000 is a series of internationally accepted, multi-part quality management systems for industry-wide standardization applied to manufacturing and service organizations. Management believes this certification will reinforce recognition of its tangible commitment to quality control from OEMs and other potential large customers. The Company successfully completed subsequent surveillance audits and in December 2007, completed its recertification audit to retain 9001:2000 certification.

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

         In addition, the Puradyn system was the only bypass oil filtration system designated by the California EPA as a `Pollution Prevention' technology during the tenure of its program which has since been discontinued. The certificate states in part, "The PURADYN(R) system has been shown to be an effective means of extending engine oil change intervals without adversely affecting engine wear or performance."

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

         In addition, we received patents from the United States Patent Office and certain other countries for a filter Element containing an additive package in which pelletized chemicals are added to the filtering media to replenish additives in used oil. This is especially important on engines built since the enactment of the Clean Air Act of 1992, which requires tighter specifications for diesel engines.

         We applied for a provisional patent application for improved filtration efficiency using CGP(R), a process for chemical grafting that can significantly increase the life of the filter Element and further safely extend oil drain intervals. There can be no assurance that such patents will withstand competitive threats to their patentability or, in the case of the redesigned Puradyn, be developed into commercially viable products.

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

         2007 emissions standards represented landmark regulations. Today, catalytic converters and particulate traps in addition to using exhaust gas recirculation (EGR) are required to meet these new emission standards. Due to the after-treatment devices and their sensitivity to ash content, the oil industry developed entirely new additive formulations removing any additives that produced ash as a byproduct. In order to be compatible with the new oil formulation, we developed an entirely new additive package for 2007. In addition, this new additive package is backwards-compatible in that it is also compatible with the pre-2007 oils. Both lab and field tests of the new additive package have demonstrated excellent results.

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

EMPLOYEES

         At December 31, the Company had 25 employees, including 2 from Puradyn Ltd., in the following areas:

         o 11 in manufacturing, assembly, quality control, warehousing and shipping
         o        1 in purchasing
         o        2 in customer service
         o        2 in marketing and sales
         o        1 in technical support and installation assistance
         o        2 in engineering and development
         o        3 in finance
         o        2 in administrative positions
         o        1 in administration and sales

None of the employees are represented by a labor union.

ITEM 2. DESCRIPTION OF PROPERTY.

         In December 2002, the Company moved into new leased corporate facilities within two miles of its former location, where substantially all of the Company's operations are conducted, expanding from approximately 14,000 sq. ft. to approximately 25,500 sq. ft. (5,000 sq. ft. for administration, 20,500 sq. ft. (versus former 10,000 sq. ft.) for manufacturing.) The lease term at the new facility is for 68 months with a total lease obligation of approximately $774,000. The Company is currently negotiating the renewal of this lease.

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

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         The Company common stock is included for quotation on the OTC Bulletin Board under the symbol PFTI.

         As of December 31, 2007, there were approximately 297 stockholders of record of the Company's stock. The closing bid price quoted on the OTC for the Company's Common Stock at March 25, 2008 was $.31. The transfer agent for the Company's common stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

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

         The following table indicates the high and low sales prices for the quarterly periods in 2007 and 2006:

QUARTER ENDED           2007 SALES PRICE               2006 SALES PRICE
                    --------------------------     -------------------------
                        HIGH          LOW             HIGH          LOW
                    ------------- ------------     ------------ ------------
March 31                $0.96         $0.56            $1.90        $0.67
June 30                 $0.80         $0.40            $1.75        $1.00
September 30            $0.50         $0.30            $1.33        $0.90
December 31             $0.60         $0.32            $1.20        $0.55

RECENT SALES OF UNREGISTERED SECURITIES

         In December 2007, the Company received loans from two shareholders, who were also members of the Board of Directors, in the amount of $100,000. During the quarter ending March 31, 2008, the Company received additional loans from the same shareholders, in the amount of $420,000. On March 24, 2008, $420,000 of these loans were converted into 1,200,000 shares of common stock, 600,000 shares issued to the Chief Executive Officer and a member of the Board of Directors, respectively, at $.35 per share, the closing price as of the date of approval. On March 26, 2008 a $100,000 loan from the Chief Executive Officer was converted into 285,714 shares of common stock, at $.35 per share, the closing price as of the date of approval. Inasmuch each of the investors had a preexisting relationship with the issuer, are stockholders and/or are members of management, are accredited and sophisticated investors, the issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

         We also continue to focus our sales and marketing efforts to target areas and issues specific to the bypass oil filtration industry, cultivating an innovative outlook on oil maintenance, specifically, that oil does not need to be changed on a regular basis if kept in a clean state

         This strategy includes focus on:

         o        The expansion of existing strategic relationships
         o Development and expansion of our distribution network with qualified distributors in order to establish a sales- and service-oriented nationwide infrastructure
         o Continuing to target existing and new industrial/construction equipment fleets, marine applications, and major diesel engine and generator set OEMs
         o Creating customer 'pull-through', a sustained level of request for our product on the OEM level
         o Converting customer evaluations into sales, both immediate and long term

         While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

         o 2007 announcement that a fleet of 100 trucks have exceeded 100 million miles without an oil-related oil change during the coarse of an 8-year period using the Puradyn system.

         o 2007 announcement that initial orders have been placed for the Puradyn oil filtration system by one of the largest global providers of innovative mechanical solutions, technology, and services for the oil and gas industry.

         o 2007 announcement that the Puradyn has been approved by Cascade Sierra Solutions as a recommended product for inclusion in its outreach centers, which proved information, technology and products for transportation specialists geared to conservation of oil and energy.

         o 2007 announcement that Wastequip, Inc., the leading manufacturer of waste handling, recycling, and material handling equipment has been named exclusive distributor of the Puradyn in the waste industry.

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

         We believe that industry acceptance resulting in sales will continue to grow in 2008; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management's expectations or result in actual revenues. Even with the above announcements, business revenue in 2007 was below management expectation with only a $343,000 increase in Puradyn product sales over 2006. Sales for Rentar units we distribute decreased $205,000 from 2006, which were the major factorsresulting in our total net sales showing only a $10,000 net increase over 2006.

         The Company continues to make progress with major OEM's to substantiate Puradyn's installation. We believe this will help build strong sales growth with a concurrent reduction of the need for potential customers to test our systems on their own equipment before a purchase decision is made. In addition, one of our major customer's sales decreased because of the desire to first improve their maintenance tracking system before resuming normal purchasing patterns of the Puradyn.

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

         International sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the Puradyn system represents. In 2007, total international sales accounted for 51% of the Company's consolidated net sales.

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

         These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company's independent registered public accounting firm Webb & Company P.A. to include a statement in its audit report relating to the Company's audited consolidated financial statements for the years ended December 31, 2007 and December 31, 2006 expressing substantial doubt about the Company's ability to continue as a going concern.

         The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions continue to be implemented by the Company, including acquiring alternative suppliers for raw materials. The company expects to see results from these reductions, as well as other cost reduction plans through 2008. Additionally, the Company is reviewing cost of material increases, some of which were passed through to its customers as product price increases, beginning January, 2008.

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

Recent Accounting Pronouncements

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 has not had a material impact on the Company's condensed consolidated financial statements

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as the reporting entity's own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's financial statements.

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

         In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Results of Operations

         The following table sets forth (amounts in thousands) the Company's operating information for the years ended December 31, 2007 and 2006:

                                             (IN THOUSANDS)
                                                            INCREASE
                                    2007         2006      (DECREASE)
                                  -------      -------      --------

Net sales                         $ 3,083      $ 3,073      $    10

Operating costs and expenses:
  Cost of products sold             2,832        2,567          265
  Salaries and wages                1,075        1,348         (273)
  Selling and administrative        1,061        1,343         (282)
                                  -------      -------      -------
                                    4,968        5,258         (290)

Loss from operations               (1,885)      (2,185)        (300)

Other income (expense):
  Interest income                      33           50          (17)
  Interest expense                   (589)        (518)         (71)
                                  -------      -------      -------
Total other expense                  (556)        (468)         (88)

Net loss                          $(2,441)     $(2,653)     $  (212)
                                  =======      =======      =======

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

                                                                INCREASE
                                        2007          2006     (DECREASE)
                                       -------      -------     --------
        Gross sales                    $ 3,126      $ 3,046     $    80

        Sales returns & allowances         (43)          27         (70)

        Net Sales                      $ 3,083      $ 3,073     $    10


                                                                INCREASE
                                        2007          2006     (DECREASE)
                                       -------      -------     --------
        US domestic sales              $ 1,563      $ 1,425     $   138

        US international sales             353          815        (462)

        UK sales                         1,210          806         404

        Rentar sales (included above)       38          243        (205)

         NET SALES Although net sales increased marginally by approximately $10,000 from approximately $3,073,000 in 2006 to approximately $3,083,000 in 2007, sales of Puradyn products actually increased $343,000. Sales of Rentar units accounted for a decrease of approximately $205,000 in gross sales for 2007 as compared to 2006. Domestic sales generated from the U.S. operations increased approximately $138,000 in 2007 as compared to 2006. The mix of product sold continues to change as unit sales revenues have decreased slightly while filter sales have increased more significantly. Initial indications show a strengthening order backlog for the beginning of 2008.

         The increase in Sales Returns and Allowances for the year ending December 31, 2007 was a result of a decrease during the year ending December 31, 2006 which was due to a reduction in the cumulative historical rate of returns.

         COST OF SALES Cost of sales increased by approximately $265,000 from approximately $2,567,000 in 2006 to approximately $2,832,000 in 2007. The increase is primarily due to expensing of scrap inventory and increases in raw material costs. Cost of products sold, as a percentage of sales, increased from 84% in 2006 to 92% in 2007. The Company is offsetting these cost increases with product price increases beginning January, 2008.

         SALARIES AND WAGES Salaries and wages decreased approximately $273,000 due to a net reduction of three employees, representing a decrease of approximately $462,000, which was partially offset by cost of living salary increases.

         SELLING AND ADMINISTRATIVE EXPENSES Selling and administrative expenses decreased by approximately $281,000 from approximately $1,343,000 in 2006 to approximately $1,062,000 in 2007. During 2007 the Company's expenses related to stock compensation decreased approximately $329,000. These decreases were primarily the result of extension of employee stock options, warrants issued to employees/directors and amortization of warrants issued to investors, of approximately $173,000, $101,000, and $66,000, respectively, all of which occurred in 2006. During 2007 the Company incurred cost increases in Selling and Marketing, Shareholder loans, Rent, and Patent expenses of approximately $31,000, $21,000, $14,000 and $13,000 respectively.

         INTEREST INCOME Interest income decreased by approximately $17,000 primarily due to reserves established beginning October 1, 2007, against shareholder loan interest that was previously accruing at approximately $12,000 per quarter.

         INTEREST EXPENSE Interest expense increased by approximately $71,000 from $518,000 in 2006 to $589,000 in 2007. The Company pays interest monthly on the note payable to stockholder at the prime rate, which was 6.75% as of December 31, 2007. Approximately $16,000 of this increase was attributable to this credit line interest with a higher average principal balance offset by a lower interest rate of 6.75% at December 31, 2007 as compared to a lower average principal balance and a higher interest rate of 8.25% at December 31, 2006. Approximately $87,000 of this increase is attributable to a reserve established during the period ending June 30, 2007 against a shareholder loan receivable. This increase was partially offset by a decrease of approximately $38,000 relating to a reduction of amortization of deferred finance costs.

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

         These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company's independent auditors Webb & Company, P.A., to include a statement in its audit report relating to the Company's audited consolidated financial statements for the years ended December 31, 2007 and December 31, 2006 expressing substantial doubt about the Company's ability to continue as a going concern.

         The Company is currently addressing the liquidity and working capital issues and is in the process of attempting to raise additional capital with institutional and private investors and current stockholders. During 2007, the Company raised a total of $1.475 million in capital from an institutional investor and current stockholders.

         As of December 31, 2007, the Company had cash and cash equivalents of approximately $112,000. For the year ended December 31, 2007, net cash used in operating activities was approximately $1,809,000, which primarily resulted from the net loss of approximately $2,441,000, combined with changes in working capital amounts. Net cash used in investing activities was approximately $55,000 for purchases of property and equipment. Net cash provided by financing activities was approximately $1,909,000 for the year, primarily due to proceeds of $1,473,000 of funds from the sale of common stock to a private placement investor, as well as an increase in shareholder loans of $411,000.

         Beginning on March 28, 2002, the Company had a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $6.1 million. Amounts drawn bear interest at the prime rate per annum (6.75% at December 31, 2007) payable monthly and were to become due and payable on December 31, 2005, or upon a change in control of the Company or consummation of any other financing over $7 million. In April 2005, the repayment date was extended to December 31, 2006. In March 2006, 2007 and 2008, respectively, the repayment dates were further extended to December 31, 2007, December 31, 2008, and December 31, 2009, respectively. In consideration for the stockholder entering into this loan agreement, the Company has granted the stockholder a total of 475,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the dates of grant. As of December 31, 2007, the Company had drawn all of the $6.150 million of the available funds.

         At December 31, 2007, the Company had working capital of approximately $366,000 and its current ratio (current assets to current liabilities) was 1.20 to 1, as compared with working capital of approximately $692,000 and a current ratio of 1.53 to 1 at December 31, 2006. The Company anticipates increased cash flows from 2008 sales activity; however, additional cash will still be needed to support operations and meet working capital needs. If additional capital is not raised, budgeted sales levels are not achieved or significant unanticipated expenditures occur, the Company will have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2008. There can be no assurance that the Company will be able to raise the additional capital or that it will continue to operate as a going concern in which event investors could lose their entire investment in the Company.

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

ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Reports of Independent Registered Public Accounting Firm ...................  33

Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2007.........................  34

     Consolidated Statements of Operations -
         Years ended December 31, 2007 and 2006.............................  35

     Consolidated Statements of Changes in Stockholders' Deficit -
         Years ended December 31, 2007 and 2006.............................  36

     Consolidated Statements of Cash Flows -
         Years ended December 31, 2007 and 2006.............................  37

     Notes to Consolidated Financial Statements.............................  38

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8AT. CONTROLS AND PROCEDURES

         Our management, including our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

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

Board of Directors and Executive Management


NAME                              AGE     POSITION
-------------------------         ---     --------------------------------------------------------------------
Joseph V. Vittoria                72      Chairman of the Board of Directors and Chief Executive Officer
Kevin G. Kroger                   56      President, Chief Operating Officer and Director
John S. Caldwell (2)              63      Director
Forrest D. Hayes (1), (2)         75      Director
Dominick Telesco                  78      Director
Charles W. Walton (1)             75      Director
Alan J. Sandler                   69      Vice President, Chief Administrative Officer and Corporate Secretary
Cindy Lea Gimler                  41      Chief Financial Officer

----------
(1)      Audit Committee members
(2)      Compensation Committee members

JOSEPH V. VITTORIA was appointed to the Board of Directors and appointed as Chairman on February 8, 2000. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. where he served from 1998 to 2000. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc. and was President and Chief Operating Officer of Avis, Inc. from 1982 to 1987. Mr. Vittoria also serves as Chairman of the Board of Great Wolf Resorts and is a member of the Board of City Car Services, Inc.

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

FORREST D. HAYES was appointed to the Puradyn Board of Directors on November 10, 2005. Mr. Hayes is Chairman of the Audit Committee and a member of Compensation Committee. Mr. Hayes served as Vice President and CFO of Wastequip, Inc., a privately owned manufacturer of waste equipment in 1990 and 1991, and from 1992 to 2000, as a member of the Wastequip Board of Directors. Mr. Hayes was President and CEO of Brittany Corporation, a privately owned manufacturer of auto/truck parts from 1992 to 2000, and Vice-Chairman from 2000 through 2003. Prior to this, Mr. Hayes served as a CPA with Arthur Andersen from 1954 to 1990 in various capacities including Managing Partner, of the Cleveland and Cincinnati, Ohio offices. Currently serves on the boards of Polychem Corporation and Brittany Stamping LLC.

DOMINICK TELESCO was appointed to the Puradyn Board of Directors on December 19, 2006. In addition to Puradyn, Mr. Telesco also serves on the Boards of Lydian Private Bank, the Palm Beach United Way, and the Palm Beach County Cultural Council. Mr. Telesco is Chairman of the Board of 3 Logistics Corporation and Datelco, Inc. Mr. Telesco is also a member of the Board of Boxwood Association, Inc.

CHARLES W. WALTON, PhD. was appointed to the Puradyn Board of Directors on August 25, 2005 and is a member of the Audit Committee. Dr. Walton is Founder and Chairman Emeritus of Wastequip, Inc., which he founded in 1989 with the goal of consolidating the equipment segment of the waste management industry. As a result of over twenty-five successful acquisitions and internal growth, Wastequip is now the largest supplier of equipment in the industry with approximately $500 million in sales and 34 manufacturing plants in North America. It was recently purchased by Odyssey Investor Partners, a private equity firm headquartered in New York. Prior to founding Wastequip, Dr. Walton was President and Chief Executive Officer of Sudbury, Inc., a Fortune 500 diversified manufacturing company, which he co-founded in 1983. In 1987, he was awarded the Dively Entrepreneurship Award by Case Western Reserve Weather head School of Management and the Harvard Business School Club of Cleveland. Dr. Walton holds the degrees of Bachelor of Science in Foreign Service and PhD. in economics from Georgetown University, Washington, D.C.

ALAN J. SANDLER joined the Company in June 1998 as President, Chief Operating Officer, Secretary, Chief Financial Officer, and Director. In January 2000, he became Vice President and resigned from the positions of President and Chief Operating Officer. In March 2001, he resigned as Chief Financial Officer. In August 2001, Mr. Sandler resumed the position of Chief Financial Officer and then resigned from the position in March 2002. From 1995 until 1997 Mr. Sandler served as President and Chief Executive Officer to Hood Depot, Inc., a national restaurant supply manufacturer/distributor. From 1979 to 1995 he was President and Chief Executive Officer of Sandler & Sons Dental Supply Company, a regional dental supply and equipment distributor. Previous to this position he was a Vice President of Gardner Advertising Company, a national advertising agency. Mr. Sandler was appointed as a Director of TF Purifiner Ltd. in 1999 through 2000. Effective December 16, 2004 Mr. Sandler did not seek reelection to the Board of Directors at the 2004 Annual Meeting of Stockholders in order to maintain a balanced Board with regard to independence. He currently holds the positions of Vice President, Chief Administrative Officer and Secretary to the Board.

CINDY LEA GIMLER previously held the position of Accounting Manager with the Company from October 2003 through October 2004. In February, 2005 she was appointed as Chief Financial Officer. In January, 2008, she was appointed Secretary of Puradyn, Ltd. Prior to her employment with the Company, she served as Controller of Bio-Engineered Supplements & Nutrition, Inc., a nutrition products company, from October 2004 through February 2005. Ms Gimler also served as CFO of Universal Jet Aviation, a private jet charter company, from August 2000 through July 2003 and as Accounting Manager for Singer Asset Finance Co., LLC from July 1999 through August 2000. From November 1989 through August 2000 she was employed as an Accountant and Financial Analyst for Oxbow Corporation, an energy finance company. Ms. Gimler received a Masters of Business Administration and a Bachelor of Business Administration from Florida Atlantic University and is a CPA in the state of Florida.

DIRECTOR COMPENSATION

         Each member of the Board of Directors is automatically granted 5,000 options upon election or appointment as a new member of the Board of Directors. Each director receives an additional 5,000 options at the close of each annual meeting of stockholders or on the anniversary of their appointment to the Board. Additionally, each director automatically received 2,500 options for each committee of the Board on which the director serves. Options are granted at a price equal to the fair market value of the stock on the date of grant, are exercisable commencing two years following grant, and will expire five years from the date of grant. In the event a person ceases to serve on the Board of

Directors, the outstanding options expire one year from the date of cessation of service. The Board of Directors will administer the Directors' Plan.

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for the fiscal year ended December 31, 2007. The value of the warrant and options described below were calculated in accordance with FAS 123 (R)


------------------------------------------------------------------------------------------------------------------------------------
                                                       DIRECTOR COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------
                           FEES                                 NON-EQUITY        NON-QUALIFIED    ALL OTHER
                           EARNED OR    STOCK      OPTION       INCENTIVE PLAN    DEFERRED         COMPENSATION        TOTAL ($)
NAME                       PAID IN      AWARDS     AWARDS       COMPENSATION      COMPENSATION     ($)                 (H)
(A)                        CASH ($)     ($)        ($)          ($)               EARNINGS ($)     (G)
                           (B)          (C)        (D)          (E)               (F)
------------------------------------------------------------------------------------------------------------------------------------
Joseph V. Vittoria         $      --    $   --     $     --     $           --    $          --    $         --        $     --
------------------------------------------------------------------------------------------------------------------------------------
Richard C. Ford (1)               --        --           --                 --               --              --              --
------------------------------------------------------------------------------------------------------------------------------------
Kevin G. Kroger                   --        --           --                 --               --              --              --
------------------------------------------------------------------------------------------------------------------------------------
John S. Caldwell (2)              --        --        3,750                 --               --              --           3,750
------------------------------------------------------------------------------------------------------------------------------------
Forrest D. Hayes (3)              --        --        5,000                 --               --              --           5,000
------------------------------------------------------------------------------------------------------------------------------------
Dominick Telesco(4)               --        --        1,650                 --               --              --           1,650
------------------------------------------------------------------------------------------------------------------------------------
Charles W. Walton(5)              --        --        3,750                 --               --              --           3,750
------------------------------------------------------------------------------------------------------------------------------------

----------
1 On September 7, 2007, Mr. Ford submitted his resignation as Vice-Chairman and member of the Board.

2 On October 10, 2007, Mr. Caldwell was granted options to purchase 7,500 shares of our common stock at an exercise price of $0.37 per share, vesting on August 25, 2008 and expiring on August 25, 2011; and options to purchase 7,500 shares of our common stock at an exercise price of $0.37 per share, vesting on August 25, 2009 and expiring on August 25, 2012.

3 On October 10, 2007, Mr. Hayes was granted options to purchase 10,000 shares of our common stock at an exercise price of $0.37 per share, vesting on November 10, 2008 and expiring on November 10, 2011; and options to purchase 10,000 shares of our common stock at an exercise price of $0.37 per share, vesting November 10, 2009 and expiring on November 10, 2012.

4 On December 19, 2007 Mr. Telesco was granted options to purchase 5,000 shares of our common stock at an exercise price of $0.47 per share, vesting on December 19, 2009 and expiring on December 16, 2012.

5 On October 10, 2007, Mr. Walton was granted options to purchase 7,500 shares of our common stock at an exercise price of $0.37 per share, vesting on August 25, 2008 and expiring on August 25, 2011; and options to purchase 7,500 shares of our common stock at an exercise price of $0.37 per share, vesting on August 25, 2009 and expiring on August 25, 2012.

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

Audit Committee

         During 2007, the audit committee of the board of directors was composed of two independent directors. It operates under a written charter adopted by the board of directors. The committee members are Forrest D. Hayes (Chairperson) and Charles W. Walton.

         The Board has determined that Mr. Hayes satisfies the criteria as an audit committee financial expert as established by the SEC under 407(d)(5) of Regulation S-B. The audit committee met four times in 2007.

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

         In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors, and the board has approved, that the audited consolidated financial statements be included in Puradyn's Form 10-KSB for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2007, the following failed to meet the Section 16 (a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners for filing on a timely basis:

                  Charles W. Walton - 2 late filings, 2 late transactions

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for:

         o our principal executive officer or other individual serving in a similar capacity,
         o our two most highly compensated executive officers as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934 other than our principal executive officer who were serving as executive officers at December 31, 2007, and
         o up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2007.

For definitional purposes in this annual report these individuals are sometimes refered to as the "names executive officers." The value of the warrant and options described below were calculated in accordance with FAS 123(R). During each of fiscal 2006 and fiscal 2007, each named executive officer listed below have deferred 50% of their base wages and/or annual increases. The amounts included above reflect wages actually earned during the respective periods.

-----------------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------
NAME AND                                      STOCK      OPTION     NON-EQUITY        NONQUALIFIED   ALL OTHER
PRINCIPAL         YEAR    SALARY     BONUS    AWARDS     AWARDS     INCENTIVE PLAN    DEFERRED       COMPENSATION   TOTAL ($)
POSITION          (B)     ($)        ($)      ($)        ($)        COMPENSATION      COMPENSATION   ($)            (J)
(A)                       (C)        (D)      (E)        (F)        ($)               EARNINGS       (I)
                                                                    (G)               ($)
                                                                                      (H)
-----------------------------------------------------------------------------------------------------------------------------
Joseph V.
Vittoria (1)      2007    $     --   $   --   $     --   $     --   $           --    $         --   $         --   $      --
-----------------------------------------------------------------------------------------------------------------------------
                  2006          --       --         --         --               --              --             --          --
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Richard Ford (2)  2006     196,575       --      6,300     85,750               --              --          9,743     298,368
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Kevin Kroger (3)  2007     186,315       --         --         --               --              --         21,089     207,404
-----------------------------------------------------------------------------------------------------------------------------
                  2006     195,270       --      5,565         --               --              --         24,714     225,549
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Alan Sandler (4)  2007     112,238       --         --         --               --              --             --     112,238
-----------------------------------------------------------------------------------------------------------------------------
                  2006     108,308       --      2,520         --               --              --             --     110,828
-----------------------------------------------------------------------------------------------------------------------------

----------
(1) On October 24, 2006, Mr. Vittoria, who is also the Chairman of our Board of Directors, was appointed by the Board of Directors to the position of Chief Executive Officer. Mr. Vittoria serves in that position on a non-salaried basis.

(2) Mr. Ford served as our CEO through October, 2006. Mr. Ford's compensation for fiscal 2006 includes 6,000 shares of our common stock, with a value of $1.05 per share at the time of issuance, which were granted as additional compensation. In addition, on October 24, 2006, we extended the expiration of options previously awarded to Mr. Ford purchase an aggregate of 375,000 shares of our common stock with exercise prices ranging from $0.21 per share to $0.94 per share from November 30, 2006 to November 30, 2008. Pursuant to FAS 123(R) there was an expense of $85,750 to the Company as a result of this modification. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Ford during fiscal 2006.

(3) Mr. Kroger serves as our Chief Operating Officer. Mr. Kroger's compensation for fiscal 2006 includes 5,300 shares of our common stock with a value of $1.05 per share at the time of issuance. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Kroger during each fiscal year as well as the amount of disability and life insurance premiums we pay on his behalf.

(4) Mr. Sandler serves as our Chief Administrative Officer. Mr. Sandler's fiscal 2006 compensation includes 2,400 shares of our common stock with a value of $1.05 per share at the time of issuance.

EMPLOYMENT AGREEMENTS

         On July 3, 2000, the Company entered into an employment agreement, with an initial term of three years, with Mr. Kroger, who serves as our President and Chief Operating Officer. Thereafter, the contract was amended on December 23, 2002 and July 3, 2003. The contract provided for an annual salary of $166,000, minimum bonuses of $50,000, $80,000 and $80,000, respectively, for the years 2000 through 2002, 300,000 qualified stock options, a one-year salary severance clause and certain insurance and auto allowance compensations. On December 23, 2002, it was agreed that the President receive 100,000 shares of common stock in lieu of the $80,000 bonus due to be paid. The addendum dated July 3, 2003 was a one-year renewal of the original agreement.

         Mr. Vittoria, who has served as our Chief Executive Officer since October 2006, is not a party to an employment agreement with the Company. He receives no compensation and does not participate in any of the company's insurance plans.

         Mr. Ford, who formerly served as our Chief Executive Officer, was not a party to an employment agreement with the Company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Ford's compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in determining the amount of Mr. Ford's compensation. During the fiscal year 2006 Mr. Ford's compensation package included a base annual salary of $232,960, with approximately $128,960 deferred annually, and company provided car allowance, and insurance benefits. Mr. Ford continues to be retained, on a consultant basis, with payments earned on a draw against commission basis, earning a minimum draw of $31,200 plus expenses.

         Mr. Sandler, who has served as our Chief Administrative Officer since January 2000, was not a party to an employment agreement with the Company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Sandler's compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in determining the amount of Mr. Sandler's compensation. During the fiscal year 2007 Mr. Sandler's compensation package included a base annual salary of $112,000, with approximately $62,000 deferred annually, and company provided insurance benefits. The amount of payable to Mr. Sandler can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

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

         As of December 31, 2007, under the Directors' Plan, options to purchase 85,000 shares of common stock were outstanding. As of December 31, 2007, under the 1996 Plan, incentive stock options to purchase 108,232 shares of common stock were outstanding and non-qualified options to purchase 394,418 shares of common stock were outstanding and, under the 1999 Plan, incentive stock options to purchase 1,099,250 shares of common stock were outstanding and non-qualified options to purchase 80,000 shares of common stock were outstanding.

-------------------------------------------------------------------------------------------------------------------------------
                                          OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
----------------------------------------------------------------------------------- -------------------------------------------
                                  OPTION AWARDS                                                     STOCK AWARDS
----------------------------------------------------------------------------------- -------------------------------------------
                                                                                                        EQUITY      EQUITY
                                                                                                        INCENTIVE   INCENTIVE
                                                                                              MARKET    PLAN        PLAN
                                                                                    NUMBER    VALUE                 AWARDS:
                                             EQUITY                                 OF        OF        AWARDS:     MARKET OR
                                             INCENTIVE                              SHARES    SHARES    NUMBER OF   PAYOUT
                                             PLAN                                   OR        OR        UNEARNED    VALUE OF
                                             AWARDS:                                UNITS     UNITS     SHARES,     UNEARNED
             NUMBER OF      NUMBER OF        NUMBER OF                              OF        OF        UNITS OR    SHARES,
             SECURITIES     SECURITIES       SECURITIES                             STOCK     STOCK     OTHER       UNITS OR
             UNDERLYING     UNDERLYING       UNDERLYING                             THAT      THAT      RIGHTS      OTHER
             UNEXERCISED    UNEXERCISED      UNEXERCISED   OPTION                   HAVE      HAVE      THAT HAVE   RIGHTS THAT
             OPTIONS        OPTIONS          UNEARNED      EXERCISE    OPTION       NOT       NOT       NOT         HAVE NOT
NAME         (#)            (#)              OPTIONS       PRICE       EXPIRATION   VESTED    VESTED    VESTED      VESTED
             EXERCISABLE    UNEXERCISABLE    (#)           ($)         DATE         (#)       ($)       (#)         (#)
(A)          (B)            (C)              (D)           (E)         (F)          (G)       (H)       (I)         (J)
-------------------------------------------------------------------------------------------------------------------------------
Joseph V.
Vittoria     125,000                                       $   2.25     3/28/08
-------------------------------------------------------------------------------------------------------------------------------
             150.000                                           2.00     2/2/09
-------------------------------------------------------------------------------------------------------------------------------
             100,000                                            .95     4/13/10
-------------------------------------------------------------------------------------------------------------------------------
              80,000                                           1.25    11/15/11
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Richard
Ford         100,000                                           0.21    11/30/08
-------------------------------------------------------------------------------------------------------------------------------
             100,000                                           0.56    11/30/08
-------------------------------------------------------------------------------------------------------------------------------
             175,000                                           0.94    11/30/08
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Kevin
Kroger       100,000                                           1.70    01/10/13
-------------------------------------------------------------------------------------------------------------------------------
             300,000                                           9.25    07/03/10
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Alan
Sandler           --                                             --          --
-------------------------------------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding the Company's common stock beneficially owned on March 28, 2008 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's named executive officers compensation, (iii) each of the Company's directors, and (iv) all names executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire ownership within sixty (60) days. At March 28, 2007, there were 31,786,353 shares of Common Stock outstanding. The address of each of the persons set forth below is 2017 High Ridge Road, Boynton Beach, Florida 33426, except as otherwise noted.

                                                                    PERCENT OF
                                                                   COMMON STOCK
                                                      BENEFICIAL   BENEFICIALLY
NAME AND ADDRESS OR IDENTITY OF GROUP                 OWNERSHIP        OWNED
------------------------------------------            ----------   ------------
Quantum Industrial Partners LDC ("QIP") (1)           4,570,000        13.2
Glenhill Capital Management, LP (2)                   4,364,661        12.6
Richard C. Ford (3)                                   3,606,651        10.4
Joseph V. Vittoria (4)                                4,297,822        12.4
Dominick Telesco (5)                                  2,807,143         9.1
Kevin G. Kroger (6)                                   1,092,633         3.1
Alan J. Sandler (7)                                     318,392          -*
John S. Caldwell (8)                                     57,500          -*
Forrest D. Hayes (9)                                     10,000          -*
Charles W. Walton (10)                                  407,857         1.2
Cindy Lea Gimler (11)                                    54,000          -*
                                                      ----------   ------------
All Named Executive Officers and Directors as a
group (8 persons) (4)(5)(6)(7)(8)(9)(10)(11)          9,402,490        27.1%
----------
*        Less than 1%

(1) Address is c/o Curacao Corporation Company, N.V., Kaya Flamboyan, Willenstad Curacao, Netherlands, Antilles.

(2) Address is 598 Madison Avenue, 12th Floor, New York, NY 10022. Includes warrants to purchase 89,286 shares of common stock at $1.25 per share through October 1, 2011.

(3) Includes options to purchase 100,000 shares of common stock at $.56 per share through November 30, 2008, options to purchase 100,000 shares at $.21 per share through November 30, 2008, and options to purchase 175,000 shares at $.94 per share through November 30, 2008 and purchase of 1,666,667 shares of common stock at $0.30 on June 30, 2005.

(4) Mr. Vittoria serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Includes five warrants to purchase 125,000 shares of common stock at $2.25 through March 28, 2008, 150,000 shares of common stock at $2.00 through February 2, 2009, 100,000 shares of common stock at $.95 through April 14, 2010, 80,000 shares of common stock at $1.25 through November 15, 2011, and 150,000 shares of common stock at $1.25 through March 24, 2013, respectively. Includes purchase of 833,333 shares of common stock at $0.30 on June 30, 2005, 833,333 shares of common stock at $0.30 on February 28, 2006 and 214,286 shares of common stock at $.70 on August 23, 2007. Also includes the purchase of 600,000 shares of common stock at $.35 on March 24, 2008. The warrants to purchase 125,000 shares of common stock at $2.25 through March 28, 2008, are expected to expire.

(5) Mr. Telesco serves as a Director. Includes purchase of 400,000 shares of common stock at $.70 on October 17, 2006, purchase of 600,000 shares of common stock at $.35 on March 24, 2008, 100,000 warrants to purchase common stock at $1.25 through October 1, 2011 and 150,000 warrants to purchase common stock at $1.25 through March 24, 2013. Does not include unvested options to purchase 5,000 shares of common stock at $.66 per share vesting December 19, 2008 and unvested options to purchase 5,000 shares of common stock at $.47 per share vesting December 19 2009.

(6) Mr. Kroger is President, Chief Operating Officer, and a Director. Includes options to purchase 300,000 shares of common stock at $9.25 through July 3, 2010; options to purchase 100,000 shares at $1.70 through January 10, 2013; purchase of 20,000 shares of common stock at $7.50 on September 26, 2000; purchase of 333,333 shares of common stock at $0.30 on June 30, 2005 and purchase of 334,000 shares of common stock at $0.30 on February 28, 2006 and grant of 5,300 shares at $1.05 on October 23, 2006.

(7) Mr. Sandler serves as Vice President, Chief Administrative Officer and Secretary. Includes a grant of 2,400 shares at $1.05 on October 23, 2006.

(8) General Caldwell serves as a Director. Includes options to purchase 5,000 shares of common stock each at $0.42 and 2,500 shares of common stock each at $0.66, through August 25, 2010 and November 30, 2010, respectively; Does not include unvested options to purchase 7,500 shares at $0.37 through August 25, 2011; and unvested options to purchase 7,500 shares at $0.37 through August 25, 2012.

(9) Mr. Hayes serves as a Director. Includes options to purchase 7,500 shares of common stock at $1.00 through November 10, 2010 and options to purchase 2,500 shares of common stock at $0.68 through November 30, 2010; does not include unvested options to purchase 10,000 shares at $0.37 through November 10, 2011; and unvested options to purchase 10,000 shares at $0.37 through November 10, 2012.

(10) Dr. Walton serves as a Director. Includes options to purchase 5,000 shares of common stock each at $0.42 and 2,500 shares of common stock each at $0.68, through August 25, 2010 and November 30, 2010, respectively; does not include unvested options to purchase 7,500 shares at $0.37 through August 25, 2011; and unvested options to purchase 7,500 shares at $0.37 through August 25, 2012. Also includes 21,429 warrants issued October 13, 2006 to purchase common stock at $1.25 through October 1, 2011.

(11) Ms. Gimler is Chief Financial Officer and Secretary of Puradyn, Ltd. Includes options to purchase 50,000 shares of common stock, issued February 25, 2005, at $.93 through February 28, 2015. Includes purchase of 2,000 shares at $.45 on August 23, 2007 and the purchase of 2,000 shares at $.50 on November 21, 2007. Does not include unvested options to purchase 25,000 shares of common stock at $.40, which vesting begins September 26, 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our Filter Technologies, Inc. Stock Option Plan and any compensation plans not previously approved by our stockholders as of December 31, 2007.

---------------------------------------------------------------------------------------------------------------------
                                         NUMBER OF SECURITIES    WEIGHTED AVERAGE        NUMBER OF SECURITIES
                                         TO BE ISSUED UPON       EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                                         EXERCISE OF             OUTSTANDING OPTIONS,    FUTURE ISSUANCE UNDER
                                         OUTSTANDING OPTIONS,    WARRANTS AND RIGHTS     EQUITY COMPENSATION PLANS
                                         WARRANTS AND RIGHTS     (B)                     (EXCLUDING SECURITIES
                                         (A)                                             REFLECTED IN COLUMN (A)) (C)
---------------------------------------------------------------------------------------------------------------------
Plan category
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Plans approved by our stockholders:
---------------------------------------------------------------------------------------------------------------------
1996 Stock Option Plan                                502,650                   $1.61                      1,697,350
---------------------------------------------------------------------------------------------------------------------
1999 Stock Option Plan                              1,179,250                    3.26                      1,820,750
---------------------------------------------------------------------------------------------------------------------
2000 Non-Employee Directors Plan                       85,000                     .48                        315,000
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Plans not approved by our stockholders                      0                     N/A                            N/A
---------------------------------------- ----------------------- ----------------------- ----------------------------

ITEM 12. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         In July 2001, the Company received promissory notes from two of its officers for the exercise of their vested stock options in the amount of $875,256 and bearing interest of 5.63%. The principal and accrued interest are due upon the earlier of the expiration of the original option periods, which range from July 2008 to December 2009, or upon the sale of the common stock acquired by the execution of the options. During 2007, the Company recorded approximately $99,000 of interest reserves relating to these shareholder notes.

         Beginning on March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $6.1 million. Amounts drawn bear interest at the prime rate per annum (6.75% at December 31, 2007) payable monthly and were to become due and payable on December 31, 2005, or upon a change in control of the Company or consummation of any other financing over $7 million. In April 2005, the maturity date was extended to December 31, 2006 and then in March 2006, 2007 and 2008, the maturity date was extended to December 31, 2007, December 31, 2008 and December 31, 2009, respectively. In consideration for the stockholder entering into this loan agreement, the Company granted the stockholder a total of 475,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the dates of grant. As of December 31, 2007, the Company had drawn the entire $6.10 million of the available funds and paid approximately $454,000 in related interest.

DIRECTOR INDEPENDENCE

         John S. Caldwell, Forrest D. Hayes, Dominick Telesco and Charles W. Walton qualify as "independent" directors as the term is used in Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended.

ITEM 13. EXHIBITS

Exhibits      Description of Documents

3.1 Amended and Restated Certificate of Incorporation of T/F Purifier, Inc. dated December 30, 1996 (2)

3.1(a) Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (3)

3.2           Bylaws of T/F Purifier, Inc. (1)

3.3           Memorandum and Articles of Association of TV Purifier Ltd. (1)

4.1           Amendment No. 1 to Registration Rights Agreement (3)

10.1          1996 Stock Option Plan (1)

10.2          1999 Stock Option Plan (4)

10.3          2000 Non-Employee Directors' Plan (5)

10.4          2002 Audit Committee Charter (7)

10.9          Change in compensatory plan (8)

14.1          Code of Ethics (7)

23.1          Consent of Independent Registered Public Accounting Firm (6)

23.2          Consent of Independent Registered Public Accounting Firm (6)

31.1          Sarbanes-Oxley Act Section 302 Certification (6)

31.2          Sarbanes-Oxley Act Section 302 Certification (6)

32.1          Sarbanes-Oxley Act Section 906 Certification  (6)

32.2          Sarbanes-Oxley Act Section 906 Certification (6)

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

(4) Incorporated by reference from Form S-8, September 15, 1999, as filed with the Securities and Exchange Commission

(5) Incorporated by reference from Form 10-KSB, August 9, 2001, as filed with the Securities and Exchange Commission.

(6)      Filed herewith.

(7) Incorporated by reference from the Exhibit to the company's Form 8-K, November 18, 2004, as filed with the Securities and Exchange Commission.

(8) Incorporated by reference from the Exhibit to the company's Form 8-K, August 22, 2005, as filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

         The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2007 by Webb and Company, and December 31, 2006 by Webb & Company and DaszkalBolton, the Company's principal accountants:

                                         2007        2006
                                       -------     -------
                Audit Fees             $29,638     $28,000
                Audit-Related Fees       9,718      22,500
                Tax Fees                    --          --
                All Other Fees              --       4,989

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

The Audit Committee of our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Audit Committee approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee, or, in the period between meetings, by a designated member of Audit Committee. Any such approval by the designated member is disclosed to the entire Audit Committee at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Audit Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Puradyn Filter Technologies Incorporated
                                                  (Registrant)


Date: March 28, 2008               By:  /s/ Joseph V. Vittoria
                                        ----------------------
                                            Joseph V. Vittoria
                                            Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 28, 2008

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

By:    /s/ John S. Caldwell
       ----------------------------------------------------------
       John S. Caldwell, Director

By:    /s/ Forrest D. Hayes
       ----------------------------------------------------------
       Forrest D. Hayes, Director

By:    /s/ Charles W. Walton
       ----------------------------------------------------------
       Charles W. Walton, Director

By:    /s/ Dominick Telesco
       ----------------------------------------------------------
       Dominick Telesco, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Reports of Independent Registered Public Accounting Firm..................  33

Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2007.......................  34

     Consolidated Statements of Operations -
         Years ended December 31, 2007 and 2006...........................  35

     Consolidated Statements of Changes in Stockholders' Deficit -
         Years ended December 31, 2007 and 2006...........................  36

     Consolidated Statements of Cash Flows -
         Years ended December 31, 2007 and 2006...........................  37

     Notes to Consolidated Financial Statements...........................  38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Puradyn Filter Technologies Incorporated

         We have audited the accompanying consolidated balance sheet of Puradyn Filter Technologies Incorporated (the Company) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puradyn Filter Technologies Incorporated at December 31, 2007, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                  /s/ Webb and Company, P.A.
                                                  --------------------------

Boynton Beach, Florida
March 10, 2008

                    PURADYN FILTER TECHNOLOGIES INCORPORATED

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007

Assets
Current assets:
     Cash and cash equivalents                                                       $    112,270
     Accounts receivable, net of allowance for uncollectible accounts of $46,870          382,279
     Inventories, net                                                                   1,475,380
     Prepaid expenses and other current assets                                            181,648
                                                                                     ------------
Total current assets                                                                    2,151,577

Property and equipment, net                                                               162,838
Other noncurrent assets                                                                    40,930
Deferred financing costs, net                                                              18,522
                                                                                     ============
Total assets                                                                         $  2,373,867
                                                                                     ============
Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                                     594,372
     Accrued liabilities                                                                1,054,071
     Current portion of capital lease obligation                                            1,048
     Deferred revenues                                                                    136,169
                                                                                     ------------
Total current liabilities                                                               1,785,660

Capital lease obligation, less current portion                                              7,139

Notes Payable - stockholder                                                             6,250,000
                                                                                     ------------
Total Long Term Liabilities                                                             6,257,139
                                                                                     ------------
Total Liabilities                                                                       8,042,799

Commitments and contingencies                                                                  --

Stockholders' deficit:
     Preferred stock, $.001 par value:                                                         --
         Authorized shares - 500,000;
         None issued and outstanding
     Common stock, $.001 par value,                                                        29,401
         Authorized shares - 40,000,000;
         Issued and outstanding - 29,400,638
     Additional paid-in capital                                                        41,329,330
     Notes receivable from stockholders                                                (1,064,031)
     Accumulated deficit                                                              (45,825,210)
     Accumulated other comprehensive income                                              (138,422)
                                                                                     ------------
Total stockholders' deficit                                                            (5,668,932)
                                                                                     ------------
Total liabilities and stockholders' deficit                                          $  2,373,867
                                                                                     ============


          See accompanying notes to consolidated financial statements.

                    PURADYN FILTER TECHNOLOGIES INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEAR ENDED DECEMBER 31
                                                         2007              2006
                                                     ------------      ------------
Net sales                                            $  3,082,873      $  3,072,947

Costs and expenses:
     Cost of products sold                              2,831,560         2,566,572
     Salaries and wages                                 1,074,519         1,348,335
     Selling and administrative                         1,061,828         1,343,651
                                                     ------------      ------------
     Total operating costs                              4,967,907         5,258,558
                                                     ------------      ------------
Loss from operations                                   (1,885,034)       (2,185,611)

Other (expense) income:
     Interest income                                       32,516            50,413
     Interest expense                                    (588,583)         (518,265)
                                                     ------------      ------------
Total other expense                                      (556,067)         (467,852)
                                                     ------------      ------------
Income taxes                                                   --                --
                                                     ============      ============
Net loss                                             $ (2,441,101)     $ (2,653,463)
                                                     ============      ============
Basic and diluted loss per common share              $       (.09)     $       (.10)
                                                     ============      ============
Basic and diluted weighted average common shares
     Outstanding                                       28,322,903        25,385,294
                                                     ============      ============


          See accompanying notes to consolidated financial statements.

                    PURADYN FILTER TECHNOLOGIES INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                               NOTES                    ACCUMULATED
                                                               ADDITIONAL   ACCUMULATED                     OTHER        TOTAL
                                       COMMON STOCK  PAID-IN   RECEIVABLE      FROM       COMPREHENSIVE STOCKHOLDERS'
                                          SHARES      AMOUNT    CAPITAL     STOCKHOLDERS     DEFICIT    INCOME (LOSS)   DEFICIT
                                       ------------ --------- ------------ ------------- -------------- ------------- ------------
Balance at December 31, 2005           22,276,099   $  22,276 $ 37,078,716 $ (1,088,590) $ (40,730,646) $     13,398  $ (4,704,846)
Foreign currency
 translation adjustment                        --          --           --           --             --      (166,107)     (166,107)
Net loss                                       --          --           --           --     (2,653,463)           --    (2,653,463)
                                                                                                                      ------------
Total comprehensive loss                       --          --           --           --             --            --    (2,819,570)
Exercise of stock options                   5,000           5        2,595           --             --            --         2,600
Issuance of common stock
 in private Placement, net
 of issuance costs                      4,971,903       4,972    2,262,028           --             --            --     2,267,000
Issuance of warrants to
 nonemployee directors                         --          --        2,250           --             --            --         2,250
Issuance of warrants to
 employee/director                             --          --      100,500           --             --            --       100,500
Issuance of warrants to investors              --          --       66,492           --             --            --        66,492
Interest receivable related
 to notes receivable from stockholders         --          --           --      (48,066)            --            --       (48,066)
Compensation expense associated
 with option modification                      --          --      173,350           --             --            --       173,350
Stock options issued to employees              --          --       29,250           --             --            --        29,250
Stock options issued in lieu of
 compensation                              57,350          57       48,160           --             --            --        48,217
Compensation expense associated
 with unvested option awards                   --          --       11,190           --             --            --        11,190
                                       ----------   --------- ------------ ------------  -------------  ------------   -----------
Balance at December 31, 2006           27,310,352      27,310   39,774,531   (1,136,656)   (43,384,109)     (152,709)   (4,871,633)

Foreign currency translation
 adjustment                                    --          --           --           --             --        14,287        14,287
Net loss                                       --          --           --           --     (2,441,101)           --    (2,441,101)
                                                                                                                       -----------
Total comprehensive loss                       --          --           --           --             --            --    (2,426,814)
Exercise of stock options                  76,000          76       28,424           --             --            --        28,500
Issuance of common stock in private
 Placement, net of issuance costs       2,014,286       2,015    1,472,985           --             --            --     1,475,000
1Issuance of warrants to investors             --          --       34,200           --             --            --        34,200
Foregiveness of stockholder loans              --          --           --       21,506             --            --        21,506
Interest receivable related to notes
 receivable from stockholders                  --          --           --       51,119             --            --        51,119
Compensation expense associated with
 option modification                           --          --        1,202           --             --            --         1,202
Compensation expense associated with
 unvested option awards                        --          --       17,988           --             --            --        17,988
                                       ----------   --------- ------------ ------------  -------------  ------------   -----------
Balance at December 31, 2007           29,400,638   $  29,401 $ 41,329,330 $ (1,064,031) $ (45,825,210) $   (138,422)  $(5,668,932)
                                       ==========   ========= ============ ============  =============  ============   ===========


          See accompanying notes to consolidated financial statements.

                    PURADYN FILTER TECHNOLOGIES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED  DECEMBER 31,
                                                              ----------------------------
                                                                 2007             2006
                                                              -----------      -----------
OPERATING ACTIVITIES
Net loss                                                      $(2,441,101)     $(2,653,463)
                                                              -----------      -----------
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                 96,001          183,728
     Gain on sale of assets                                           578               --
     Provision for bad debts                                       (3,079)           8,398
     Provision for obsolete and slow moving inventory             (62,564)         (24,819)
     Amortization of deferred financing costs included in
         interest expense                                          22,227           48,899
     Interest receivable from stockholders' notes                  72,626          (48,066)
     Compensation expense on stock-based arrangements
         with employees and vendors                                19,190          213,790
     Compensation expense on stock-based arrangements
         with investors and directors                              34,200          169,242
     Changes in operating assets and liabilities:
         Accounts receivable                                      118,687          (83,245)
         Inventories                                             (140,360)         (65,856)
         Prepaid expenses and other current assets                 (7,633)          71,156
         Other noncurrent assets                                       --               --
         Accounts payable                                         277,656           46,326
         Accrued liabilities                                      168,617          167,644
         Deferred revenues                                         36,254           24,105
                                                              -----------      -----------
Net cash used in operating activities                          (1,808,701)      (1,942,161)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                        5,458               --
Purchases of property and equipment                               (60,878)         (39,455)
                                                              -----------      -----------
Net cash used in investing activities                             (55,420)         (39,455)

FINANCING ACTIVITIES
Proceeds from sale of common stock                              1,475,000        2,267,000
Proceeds from exercise of stock options                            28,500            2,600
Proceeds from notes payable to stockholder                      1,191,000          515,000
Payment of notes payable to stockholder                          (780,000)        (747,000)
Payment of capital lease obligations                               (5,931)          (4,987)
                                                              -----------      -----------
Net cash provided by financing activities                       1,908,569        2,032,613
Effect of exchange rate changes on cash and cash
     equivalents                                                   12,647         (151,379)
                                                              -----------      -----------
Net increase (decrease) in cash and cash equivalents               57,095         (100,382)
Cash and cash equivalents at beginning of period                   55,175          155,557
                                                              -----------      -----------
Cash and cash equivalents at end of period                    $   112,270      $    55,175
                                                              ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                        $   453,916      $   462,784

NONCASH INVESTING AND FINANCING ACTIVITIES

Common stock issued in settlement of accrued bonus            $        --      $    30,000
                                                              ===========      ===========


          See accompanying notes to consolidated financial statements.

                    PURADYN FILTER TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flow, and results of operations, and its adoption is not expected to have a material effect on the Company's financial statements.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS

No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements

Principles of Consolidation

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2007 and December 31, 2006, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2007 because of their short-term natures.

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

Deferred Financing Costs

         The Company capitalizes financing costs and amortizes them using the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $22,227 and $48,899 for the years ended December 31, 2007 and 2006, respectively. Accumulated amortization of deferred financing costs as of December 31, 2007 was $662,628.

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

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2007:

        Balance as of December 31, 2006                  $ 71,759
        Less: Payments made                               (10,895)
                Change in prior period estimate             1,397
        Add: Provision for current period warranties       27,548
                                                         --------
        Balance as of December 31, 2007                  $ 89,809
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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions as reported in the consolidated statement of changes in stockholders' equity (deficit). Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd. Comprehensive income as of December 31, 2007 and 2006 is not shown net of taxes because the Company's deferred tax asset has been fully offset by a 100% valuation allowance.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2007 and 2006, advertising costs incurred by the Company totaled approximately $17,000 and $37,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2007 and 2006, engineering and development costs incurred by the Company totaled approximately $31,000 and $52,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2007 and 2006 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the years ended December 31, 2007 and 2006, the Company recorded a foreign currency exchange rate gain of approximately $87,000 and a loss of approximately $198,000, respectively, which is included in selling and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 recognizing the amortized grant date fair value in accordance with provisions of SFAS 123R on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2007 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

In 2007 and 2006, respectively, 200,000 and 85,000 options were granted at fair market value on the date of grant pursuant to the Stock Option Plan.

The Company leases its employees from a payroll leasing company. The Company's leased employees meet the definition of employees as specified by FIN 44 for purposes of applying SFAS 123R.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash and cash equivalents by maintaining its cash and cash equivalents with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $100,000 are at risk. At December 31, 2007, the Company did not have cash balance above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by five customers at December 31, 2007 whose trade receivable balances each represented approximately 24%, 10%, 8%, 8% and 7% for a total of 57% of total accounts receivable. The loss of business from one or a combination of the Company's significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company's operations.

Basic and Diluted Loss Per Share

The Company follows SFAS No. 128, Earnings Per Share (SFAS 128), which requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 3,636,543 in 2007 and 3,470,043 in 2006.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company's independent registered public accounting firm Webb & Company to include a statement in its audit report relating to the Company's audited consolidated financial statements for the year ended December 31, 2007 expressing substantial doubt about the Company's ability to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials, and the company expects to see results from these reductions, as well as other cost reduction plans through 2008. Additionally, the Company is reviewing cost of material increases, which are expected to be passed through to its customers as product price increases beginning January, 2008.

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

The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $1,809,000 and $1,942,000 during the years ended December 31, 2007 and 2006, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

In April 2005, the maturity date of the loan agreement was extended to December 31, 2006. As consideration of this extension, this stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant. In March 2006, 2007 and 2008, the stockholder extended the maturity date of the loan agreement to December 31, 2007, December 31, 2008 and December 31, 2009, respectively.

The Company experienced a modest reduction in cash used in operations in 2007 and anticipates additional reductions in cash used in operations in 2008; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder, the funds received from its recent current private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through May 2008. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2008. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3. INVENTORIES

At December 31, 2007, inventories consisted of the following:


         Raw materials                                   $    780,979
         Finished goods                                       779,005
         Valuation allowance                                  (84,604)
                                                         ------------
                                                         $  1,475,380
                                                         ============

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2007, prepaid expenses and other current assets consisted of the following:

         Prepaid expenses                                $    101,857
         Deferred costs related to deferred revenue            79,791
                                                         ------------
                                                         $    181,648
                                                         ============

5. PROPERTY AND EQUIPMENT

At December 31, 2007, property and equipment consisted of the following:


         Machinery and equipment                         $  1,077,501
         Furniture and fixtures                               101,555
         Leasehold improvements                               122,622
         Website development                                   72,960
         Computer hardware and software                       119,262
                                                         ------------
                                                            1,493,900
         Less accumulated depreciation and amortization    (1,331,062)
                                                         ------------
                                                         $    162,838
                                                         ============

Depreciation and amortization expense of property and equipment for the years ended December 31, 2007 and 2006 is $96,001 and $183,728, respectively, of which approximately $18,000 and $126,000 is included in cost of products sold and approximately $78,000 and $58,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

6. LEASES

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term noncancellable lease agreement, which contains renewal options and rent escalation clauses. A $235,000 security deposit was paid in 2002, which will be refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no Event of Default, as defined, by the Company. Of this amount, $66,667 was paid to the Company in November 2003, January 2005 and January 2006, respectively. As of December 31, 2007, $34,970 is included in noncurrent assets in the accompanying consolidated balance sheet. The total minimum lease payments over the term of the lease aggregate approximately $774,000. The terms of the lease include a period of free rent and scheduled annual rate increases. As such, rent expense is recognized on a straight-line basis over the 68-month term of the lease.

The Company leases a condominium in Ocean Ridge, Florida to provide accommodations for Company use. The lease is renewable annually and is paid in three installments.

The Company's wholly owned subsidiary, Ltd., rented office space in Devon, England under a lease that extended through March 31, 2002 and was subsequently extended on a month-to-month basis. In September 2003, Ltd. moved to new office space by assuming the existing lease, which expired in August 2004 and was renegotiated in September 2005 and expires in September 2010. Rent expense under all operating leases for the years ended December 31, 2007 and 2006 totaled approximately $314,000 and $274,000, respectively, of which approximately $242,000 and $217,000 is included in cost of products sold and approximately $72,000 and $57,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

In May 2007, the Company entered into a capital lease obligation for the purchase of approximately $8,525 of office equipment, which is included in property and equipment, net of approximately $995 of accumulated amortization, in the accompanying consolidated balance sheet.

Future minimum lease commitments due for facilities and equipment leases under noncancellable capital and operating leases at December 31, 2007 are as follows:

                                             CAPITAL      OPERATING
                                             LEASES        LEASES
                                            --------      ---------
2008                                        $  5,479      $149,524
2009                                           5,479        53,103
2010                                           5,479        39,282
2011                                           2,283
2012 and thereafter                               --
                                            --------      --------
Total minimum lease payments                $ 18,720      $241,909
                                            ========      ========
Less amount representing interest            (10,533)
                                            --------
Present value of minimum lease payments     $  8,187
                                            ========

7. ACCRUED LIABILITIES

At December 31, 2007, accrued liabilities consisted of the following:

Accrued wages and benefits                                 $  680,342
Accrued expenses relating to vendors and others                73,610
Deferral of straight-line rent expense                         16,790
Reclassified accounts receivable credit balances              138,016
Accrued warranty costs                                         89,809
Accrued interest payable relating to stockholder notes         55,504
                                                           ----------
                                                           $1,054,071
                                                           ==========

8. LONG-TERM DEBT

NOTES PAYABLE TO STOCKHOLDER

Beginning on March 28, 2002 the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the prime rate per annum (6.75% at December 31, 2007), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. In March 2006, March, 2007 and March 2008, the maturity date for the agreement was extended to December 31, 2007, December 31, 2008 and December 31, 2009, respectively.

At December 31, 2007, the Company had drawn $6.1 million of the available funds.

During December 2007, the Company received $100,000 in shareholder loans, which in March 2008 were converted to equity. In April 2005, the maturity date of the agreement was extended from December 31, 2005 to December 31, 2006. As consideration of this extension, this stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the date of grant, for a period of five years.

During the years ended December 31, 2007 and 2006, the Company incurred interest expense of approximately $481,000 and $465,000, respectively, on its draws, which is included in interest expense in the accompanying consolidated statements of operations.

MATURITIES OF LONG-TERM OBLIGATIONS FOR FIVE YEARS AND BEYOND

Long-term obligations consisted of the following at December 31, 2007:

        Notes payable to stockholder     $ 6,250,000
        Capital lease obligation               8,187
                                         -----------
                                           6,258,187
        Less: current maturities              (1,048)
                                         -----------
                                         $ 6,257,139
                                         ===========

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2007 were:

                           2008          $    1,048
                           2009           6,251,859
                           2010               3,270
                           2011               2,010
                                         ----------
                                         $6,258,187
                                         ==========

9. INCOME TAXES

The United States and foreign components of loss from continuing operations before income taxes are as follows for the years ended December 31:

                                                         2007          2006
                                                     -----------   -----------
        United States                                $(2,455,387)  $(2,704,731)
        Foreign                                           14,286        51,268
        Intercompany elimination                              --            --
                                                     -----------   -----------
Loss from continuing operations before income taxes  $(2,441,101)  $(2,653,463)

The significant components of the Company's net deferred tax assets are as follows for the years ended December 31:

                                                     2007              2006
                                                 ------------      ------------
     Deferred tax assets:
     Net operating loss carryforwards            $ 14,163,096      $ 13,214,958
     Depreciation and amortization                     78,177            73,200
     Accrued expenses and reserves                     58,801            77,795
     Impairment loss                                   78,304            78,304
     Compensatory stock options and warrants           57,354            57,354
     Capital Loss Carryover                            40,630            40,632
     Other                                             16,917            18,829
                                                 ------------      ------------
Total deferred tax assets                          14,493,279        13,561,072
Valuation allowance                               (14,493,279)      (13,561,072)
                                                 ------------      ------------
Net deferred tax assets                          $         --      $         --
                                                 ============      ============

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $14,493,279 against its net deferred taxes is necessary as of December 31, 2007. The change in valuation allowance for the years ended December 31, 2007 and 2006 is $932,207 and $1,024,603 respectively.

At December 31, 2007, the Company had approximately $38,990,150 of U.S. net operating loss carryforwards remaining, which expire beginning in 2022. The Company will record the benefit of approximately $1,355,000 of the net operating loss carryforwards through additional paid-in capital if and when the net operating loss carryforwards are utilized, as such amounts relate to the unrecognized tax benefit from stock option exercises.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

A reconciliation of the Company's income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

                                                           2007        2006
                                                          ------       -----
        Federal statutory taxes                           (34.00)%    (34.00)%
        State income taxes, net of federal tax benefit     (3.63)      (3.63)
        Nondeductible items                                 0.16        0.16
        Change in valuation allowance                      38.39       38.21
        Other                                               (.92)        .74
                                                          ------       -----
                                                              --%         --%
                                                          ======       =====

10. COMMITMENTS AND CONTINGENCIES

INVESTMENT BANKING AGREEMENTS

On April 24, 2006, the Company entered into a one-year non-exclusive agreement with CapitalLink, L.C., an investment banking firm, to assist in additional financing. The company agreed to pay a fee of 7% of gross proceeds received by the Company as a result of services performed under the contract, as well as reimbursement of pre-approved out of pocket expenses. There were no fees incurred and the company exercised its option not to renew the agreement.

On July 10, 2006, the Company entered into a maximum 90-day agreement with TN Capital Equities, Ltd., a subsidiary of TerraNova Capital Partners, Inc., and investment banking firm, to assist the Company in obtaining additional financing. The company agreed to pay a fee of 10% of the gross proceeds received by the Company as a result of services performed under the contract, as well as reimbursement of pre-approved out of pocket expenses. There were no fees incurred and the company exercised its option not to renew the agreement.

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

On May 23, 2007 the Company extended the expiration date of 11,650 vested stock options for a terminated employee who left the company in May, 2005. The exercise price of the options ranges from $.38 to $2.15. In accordance with SFAS 123, incremental compensation cost was recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company recorded approximately $1,202 of compensation expense related to this modification, which was included in the consolidated statement of operations for the year ended December 31, 2007.

During each of 2007 and 2006, 55,000 and 5,000 respectively, of options were issued to non-employee Directors.

Additional information concerning the activity in the three option plans is as follows:

                                                       2007                         2006
                                            --------------------------   -------------------------
                                                                                         WEIGHTED
                                                                                          AVERAGE
                                                                                         EXERCISE
                                                                           OPTIONS        PRICE
                                            ----------      ---------     ---------      ---------
Outstanding, beginning of year               1,880,400      $    3.10     2,152,070      $    3.18
     Granted                                   200,000            .40       135,000            .96
     Exercised                                 (76,000)           .38        (5,000)           .52
     Cancelled                                (130,000)          4.28      (159,000)          2.83
     Expired                                  (107,500)          5.86      (242,670)          3.73
                                            ----------      ---------     ---------      ---------
Outstanding, end of year                     1,766,900           2.65     1,880,400           3.10
                                            ==========                    =========
Exercisable, end of year                     1,505,650      $    3.03     1,708,650      $    3.30
                                            ==========                    =========
Options available for future grant, end
     of year                                 2,135,750                    2,168,250
                                            ==========                    =========

Summarized information with respect to options outstanding under the three option plans at December 31, 2007 is as follows:

                                 OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                        ------------------------------------------          ---------------------------
                                      REMAINING
                                       AVERAGE
                                     CONTRACTUAL       WEIGHTED                            WEIGHTED
        RANGE OF          NUMBER       LIFE (IN        AVERAGE                NUMBER        AVERAGE
     EXERCISE PRICE     OUTSTANDING     YEARS)      EXERCISE PRICE          EXERCISABLE  EXERCISE PRICE
     --------------     -----------  -----------    --------------          -----------  --------------
    $ .21 - $1.70        1,218,400       5.56            $ .84                 957,150      $ .92
     1.86 -  4.50          198,500       4.03             2.39                 198,500       2.39
     8.50 -  9.25          350,000       1.59             9.14                 350,000       9.14
                        ----------       -----           -----               ---------      -----
           Totals        1,766,900       4.97            $2.65               1,505,650      $3.03
                         =========       ====            =====               =========      =====

Summarized information with respect to options outstanding under the three option plans at December 31, 2006 is as follows:

                                 OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                        ------------------------------------------          ---------------------------
                                      REMAINING
                                       AVERAGE
                                     CONTRACTUAL       WEIGHTED                            WEIGHTED
        RANGE OF          NUMBER       LIFE (IN        AVERAGE                NUMBER        AVERAGE
     EXERCISE PRICE     OUTSTANDING     YEARS)      EXERCISE PRICE          EXERCISABLE  EXERCISE PRICE
     --------------     -----------  -----------    --------------          -----------  --------------

    $ .21 - $1.70        1,171,900       6.2             $ .89               1,020,525      $ .88
     1.86 -  4.50          246,000       4.0              2.42                 225,625       2.42
     8.50 -  9.25          462,500       2.1              9.07                 462,500       9.07
                         ---------       ----            -----               ---------      -----
           Totals        1,880,400       4.43            $3.10               1,708,650      $3.30
                         =========       ====            =====               =========      =====

12. COMMON STOCK

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

In June 2007, the Company received cash proceeds of $975,000 from an accredited investor for the purchase of 1,300,000 shares of common stock at $0.75 per share as part of a private offering.

In August 2007, the Company converted $500,000 previously received in the form of advances into purchases of 714,286 shares of common stock at $0.70 per share.

13. WARRANTS

At December 31, 2007 and 2006, 1,869,643 and 1,594,643 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and have expiration dates ranging from March 28, 2007 to December 19, 2016. Information concerning the Company's warrant activity is as follows:

                                                       2007                2006
                                              -------------------  ------------------
                                                  WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                                      EXERCISE            EXERCISE
                                              -------------------  ------------------
                                               OPTIONS      PRICE  OPTIONS      PRICE
                                              ---------     -----  ---------    -----
Outstanding, at the beginning of year         1,589,643     $ .99    955,000    $1.53
     Granted                                    380,000     $1.25    634,643     1.25
     Exercised                                       --        --         --       --
     Expired                                    100,000      4.05         --       --
                                              ---------     -----  ---------    -----
Outstanding, at the end of year               1,869,643     $1.25  1,589,643    $ .99
                                              =========     =====  =========    =====

In consideration of the stockholder loan agreement (Item 12), the Company has granted the stockholder a total of 475,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company's stock on the dates of grant. On March 28, 2002, the Company recorded a deferred charge of $318,000. The deferred charge was initially amortized over the commitment period and subsequently revised to include the repayment period, as amended. During the years ended December 31, 2007 and 2006, the Company had amortized approximately $6,000 and $29,000 of such costs, respectively, which are included in interest expense in the accompanying consolidated statements of operations.

On March 14, 2003, the Company recorded a deferred charge of $212,500. The deferred charge is being amortized over the repayment period of 21.5 months. During the years ended December 31, 2007 and 2006, the Company had amortized approximately $4,000 and $79,000 respectively, which is included in interest expense in the accompanying 2005 consolidated statement of operations.

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

In June 2007, the Company received cash proceeds of $975,000 from an accredited investor for the purchase of 1,300,000 shares of common stock at $0.75 per share as part of a private offering. As part of the offering, the Company awarded 380,000 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to August 23, 2017.

14. MAJOR CUSTOMERS

During 2007 and 2006, two customers together accounted for approximately 44% and 39%, respectively, of the Company's net sales. In 2007, there were two customers that individually accounted for greater than 10% of net sales, or approximately $791,000 and $570,000, while in 2006 there were two customers that individually accounted for greater than 10% of net sales, or approximately $769,000 and $417,000. There were five customers at December 31, 2007, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 24%, 10%, 8%, 8% and 7% respectively, of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations.

15. GEOGRAPHIC INFORMATION

The Company has two lines of product, which it manufactures and distributes from its locations in the United States and the United Kingdom. Information with respect to sales activity and long-lived assets (consisting entirely of property and equipment) in the United States and United Kingdom is as follows:

                                      YEAR ENDED DECEMBER 31
                                     ------------------------
                                        2007          2006
                                     ----------    ----------
        Net sales:
          United States              $1,873,017    $2,266,816
          United Kingdom              1,209,856       806,131
                                     ----------    ----------
                                     $3,082,873    $3,072,947
                                     ==========    ==========

        Long-lived assets by area:
         United States               $  153,139
         United Kingdom                   9,699
                                     ----------
                                     $  162,838
                                     ==========

16. SUBSEQUENT EVENTS

In February 2008, the Company received cash proceeds of $324,000 from an accredited investor for the purchase of 900,000 shares of common stock at $0.36 per share. As part of the offering, the Company awarded 225,000 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to February 5, 2018. This same investor had previously purchased 1.3 million shares of common stock in a June 2007 private offering priced at $0.75 per share, bringing the total shares of Puradyn common stock purchased by this investor to 2,200,000.

On February 18, 2008, the Company entered into a Master Distributor Agreement with Filter Solutions Ltd (FSL), whereby FSL assumes distributorship for the United Kingdom, Mainland Europe and Ireland. The contract contains minimum purchase requirements and shall have an initial term of five years. The Company expects that under this agreement FSL will absorb the majority of expenses attributable to the Puradyn, Ltd United Kingdom office.

On March 7, 2008, the repayment date of the stockholder loan was extended from December 31, 2008 to December 31, 2009.

During the quarter ending March 31, 2008, the Company received shareholder loans totaling $420,000.

On March 24, 2008, the Company converted $420,000 previously received in the form of advances into purchases of 1,200,000 shares of common stock at $0.35 per share. The purchases resulted in the issuance of 300,000 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to March 19, 2013.

On March 26, 2008, the Company converted $100,000 received in the form of advance into the purchase of 285,714 shares of common stock at $.35 per share and the issuance of 71,429 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to March 20, 2013.