Form 10-Q
period 2008-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2008-05-14
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

PURADYN FILTER TECHNOLOGIES INCORPORATED

(Exact name of registrant as specified in its charter)

———————

DELAWARE	0-29192	14-1708544
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

2017 HIGH RIDGE ROAD, BOYNTON BEACH, FL 33426

(Address of Principal Executive Office) (Zip Code)

(561) 547-9499

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
31,786,352 shares of common stock are issued and outstanding as of May 13, 2008.

OTHER PERTINENT INFORMATION

Our web site is www.puradyn.com. The information which appears on our web site is not part of this report.

When used in this report, the terms "Puradyn," the "Company," "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation, and our subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Puradyn Filter Technologies Incorporated

Condensed Consolidated Balance Sheets

As of March 31, 2008 and December 31, 2007

Assets	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Current assets:
Cash and cash equivalents	$77,108	$112,270
Accounts receivable, net of allowance for uncollectible accounts of $26,909 and $46,870, respectively	414,618	382,279
Inventories, net	1,617,095	1,475,380
Prepaid expenses and other current assets	214,169	181,648
Total current assets	2,322,990	2,151,577

Property and equipment, net	145,459	162,838
Deferred financing costs, net	14,733	18,522
Other noncurrent assets	40,930	40,930
Total other assets	201,122	222,290

Total assets	$2,524,112	$2,373,867

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$444,334	$594,372
Accrued liabilities	1,017,752	1,054,071
Current portion of capital lease obligation	1,213	1,048
Deferred revenue	143,409	136,169
Total current liabilities	1,606,708	1,785,660

Notes Payable - stockholder	6,150,000	6,250,000
Capital lease obligation, less current portion	6,743	7,139
Total Long Term Liabilities	6,156,743	6,257,139
Total Liabilities	7,763,451	8,042,799
Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000; none issued and outstanding	-	-
None issued and outstanding
Common stock, $.001 par value:
Authorized shares – 40,000,000
Issued and outstanding – 31,786,352 and 29,400,638 respectively	31,787	29,401
Additional paid-in capital	42,225,299	41,329,330
Notes receivable from stockholders	(1,064,031)	(1,064,031)
Accumulated deficit	(46,295,685)	(45,825,210)
Accumulated other comprehensive income (loss)	(136,709)	(138,422)
Total stockholders’ deficit	(5,239,339)	(5,668,932)
Total liabilities and stockholders’ deficit	$2,524,112	$2,373,867

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$763,425	$766,198

Costs and expenses:
Cost of products sold	625,329	647,972
Salaries and wages	256,053	260,805
Selling and administrative	262,398	368,171
	1,143,780	1,276,948
Loss from operations	(380,355)	(510,750)

Other income (expense):
Interest income	733	12,470
Interest expense	(90,853)	(212,633)
Total other income (expense)	(90,120)	(200,163)

Net loss before income tax expense	(470,475)	(710,913)
Income tax expense	-	-
Net loss	$(470,475)	$(710,913)

Basic and diluted loss per common share	$(0.02)	$(0.03)

Weighted average common shares outstanding, basic and diluted	30,052,600	27,386,352

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated

Consolidated Statements of Cash Flows

 For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended
	2008	2007
Operating activities
Net loss	$(470,475)	$(710,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,338	23,249
Provision for bad debts	(19,961)	30,126
Provision for obsolete and slow moving inventory	(1,284)	(63,846)
Amortization of deferred financing costs included in interest expense	3,789	8,335
Stockholders notes and interest receivable	-	89,669
Compensation expense on stock-based arrangements with employees and vendors	9,355	3,927
Compensation expense on stock-based arrangements with investors and directors	45,000	-
Changes in operating assets and liabilities:
Accounts receivable	(12,377)	10,661
Inventories	(140,431)	67,197
Prepaid expenses and other current assets	(32,522)	(36,577)
Accounts payable	(150,037)	69,921
Accrued liabilities	(36,319)	(24,683)
Deferred revenues	7,239	7,821
Net cash used in operating activities	(780,685)	(525,113)
Investing activities
Purchases of property and equipment	(1,853)	(6,384)
Net cash used in investing activities	(1,853)	(6,384)
Financing activities
Proceeds from sale of common stock	324,000	-
Proceeds from exercise of stock options	-	28,500
Proceeds from issuance of notes payable to stockholder	420,000	608,500
Payment of capital lease obligations	(2,002)	(1,798)
Net cash provided by financing activities	741,998	635,202
Effect of exchange rate changes on cash and cash equivalents	5,378	(4,135)
Net (decrease) increase in cash and cash equivalents	(35,162)	99,570
Cash and cash equivalents at beginning of period	112,270	55,175
Cash and cash equivalents at end of period	$77,108	$154,745
Supplemental cash flow information:
Cash paid for interest	$124,527	$124,032
Noncash Investing and Financing:
March 24, 2008, Note Payable of $520,000 converted to stockholder’s equity	$520,000	$-

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated

Consolidated Statements of Changes in Stockholders’ Deficit

			Additional Paid-in Capital	Notes Receivable From Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2007	29,400,638	$ 29,401	$ 41,329,330	$ (1,064,031)	$ (45,825,210)	$ (138,422)	$ (5,668,932)
Foreign currency translation adjustment	–	–	–	–	–	1,713	1,713
Net loss	–	–	–	–	(470,475)	–	(470,475)
Total comprehensive loss	–	–	–	–	–	–	(468,762)
Stock issued for private placement	2,385,714	2,386	841,614	–	–	–	844,000
Compensation expense on stock-based arrangements with investors and directors			45,000				45,000
Compensation expense associated with unvested option expense	–	–	9,355	–	–	–	9,355
Balance at March 31, 2008	31,786,352	$ 31,787	$ 42,225,299	$ (1,064,031)	$ (46,295,685)	$ (136,709)	$ (5,239,339)

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

1.   Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2008.

For further information, refer to Puradyn Filter Technologies Incorporated’s (“the Company”) consolidated financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2007.

Going Concern

The Company’s financial statements have been prepared on the basis that it will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred net losses each year since inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company’s independent auditors Webb & Company, P.A. to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2007 expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders.  Cost reductions continue to be implemented by the Company, including acquiring alternative suppliers for raw materials.  The Company expects to see results from these reductions, as well as from other cost reduction plans through 2008.  Additionally, the Company is reviewing cost of material increases, some of which were passed through to its customers as product price increases, beginning January 2008.  There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 4,026,114 and 3,231,543 for the three months ended March 31, 2008 and 2007, respectively.

Stock Compensation

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of SFAS 123R on straight line basis over the service periods of each award.  We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense for the periods ended March 31, 2007 and March 31, 2008 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

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

Inventories consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Raw materials	896,224	780,979
Finished goods	804,137	779,005
Valuation allowance	(83,266)	(84,604)
	1,617,095	1,475,380

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $3,789 and $8,335 for the three-months ended March 31, 2008 and 2007, respectively.  Accumulated amortization of deferred financing costs as of March 31, 2008 and 2007 was $666,416 and $648,736, respectively.

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

Product Warranty Costs

As required by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the Company is including the following disclosure applicable to its product warranties.

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate.

The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2008:

Balance as of December 31, 2007	$89,809
Less: Payments made	(785)
Change in prior period estimate	160
Add: Provision for current period warranties	3,104
Balance as of March 31, 2008	$92,288

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (“Ltd.”). Comprehensive loss as of March 31, 2008 and 2007 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three-months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Net loss	$(470,475)	$(710,913)
Other comprehensive loss:
Foreign currency translation adjustment	1,713	(4,107)
Comprehensive loss	$(468,762)	$(715,020)

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 ("FIN 48"), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date.  The effective date of FIN 48 for the Company is January 1, 2007.  The adoption of FIN 48 has not had a material impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 was effective for the Company on January 1, 2008. The adoption of  SFAS No. 157 has not had a material impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement has not had a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133.  “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designed and qualify as hedging instruments.  Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issue for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  We are currently evaluating the disclosure implications of this statement.

2. Issues Affecting Liquidity and Management’s Plans

The Company's financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of approximately $781,000 and $525,000 during the three-months ended March 31, 2008 and 2007, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company’s independent registered public accounting firm, Webb & Company, P.A., to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2007 expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders.  Cost reductions continue to be implemented by the Company including acquiring alternative suppliers for raw materials and manufacturing and the Company expects to see results from these reductions, as well as other cost reduction plans through 2008.  Additionally, the Company is reviewing cost of material increases, some of which were passed through to its customers as product price increases beginning January 2008.

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

On March 7, 2008, the stockholder amended the original loan agreements to extend the payback dates to December 31, 2009.  The original loan agreements, dated March 28, 2002 and March 14, 2003, were due and payable on December 31, 2003 and December 31, 2004.  Previously, the stockholder waived the funding requirement mandating maturity as such time as the Company raised an additional $7.0 million over the $3.5 million previously raised in the Company’s private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. As of March 31, 2008, the Company had drawn a total of $6.150 million of the available funds.

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

3. Stock Options

During the three-months ended March 31, 2007, the Company received $28,500 when an employee exercised options to purchase 76,000 shares of common stock at $0.375 per share.  No options were exercised during the three-months ending March 31, 2008.

During the three-month periods ended March 31, 2008 and March 31, 2007, the Company recognized compensation expense of approximately $45,000 and $22,000, respectively.  On February 5, 2008, the Company recorded an expense of $45,000 related to 225,000 warrants granted with an average exercise price of $1.25 and an expiration of February 5, 2018.   During the three-month period ending March 31, 2007, approximately $22,000 of shareholder notes receivables were written-off and expensed. The notes receivables originated approximately ten years ago between the company and four former employees or subcontractors and have been disputed by each of the parties.   At March 31, 2008, approximately 2,198,214 warrants with an average exercise price of $1.19 remain outstanding and were fully vested.

For the three months ended March 31, 2008 and March 31, 2007, respectively, the Company recorded stock-based compensation expense of $9,355 and $3,927, relating to unvested employee stock options.

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

A summary of the Company’s stock option plans as of March 31, 2008, and changed during the three month period then ended is presented below:

	Three Months Ended March 31, 2008
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,766,900	$2.65
Options granted	65,000.37
Options exercised	-	-
Options cancelled	4,000	2.46
Options at end of period	1,827,900	$2.58
Options exercisable at end of period	1,507,900	$3.02

Changes in the Company’s unvested options for the three months ended March 31, 2008 are summarized as follows:

	Three Months Ended March 31, 2007
	Number of Options	Weighted Average Exercise Price
Options unvested at beginning of period	261,250	$.77
Options granted	65,000.37
Options vested	6,250	1.00
Options cancelled	-	-
Options unvested at end of period	320,000	$.48

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .21 – $ 1.70	1,283,400	4.94	$ .81	963,400	$ .93
1.86 – 4.50	194,500	3.52	2.39	194,500	2.39
8.50 – 9.25	350,000	1.09	9.14	350,000	9.14
Totals	1,827,900	4.58	$ 2.58	1,507,900	$ 3.02

A summary of the Company’s warrant activity as of March 31, 2008 and changed during the three month period then ended is presented below:

	2008
	Weighted Average Exercise
	Options	Price
Warrants outstanding at the beginning of period	1,869,643	$ 1.25
Granted	453,571	1.25
Exercised	-
Expired	125,000	2.25
Warrants outstanding at end of period	2,198,214	$ 1.19

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$ .80 – $ 1.25	2,048,214	3.84	$ 1.13
2.00 – 2.25	150,000.84		2.00
Totals	2,198,213	3.72	$ 1.19

4. Notes Payable to Stockholder

As of March 31, 2008, the Company had drawn all of the $6.150 million from the available line-of-credit, which is provided by a stockholder, who is also a Board Member, of the Company (see Note 2). Amounts drawn bear interest at the prime rate (4.75% as of March 31, 2008) payable monthly and become due and payable on December 31, 2009; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company’s prior private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs.  Previously, the stockholder waived this funding requirement. On March 7, 2008, the maturity date of the stockholder loan was extended from December 31, 2008 to December 31, 2009.

During the three-months ending March 31, 2008, the Company received advances totaling $420,000 from two members of the Board.  In March, 2008, these loans were converted into common shares.

For the three-months ended March 31, 2008 and 2007, the Company recorded approximately $85,807 and $124,108, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

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

Going Concern

The Company’s financial statements have been prepared on the basis that it will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred net losses each year since inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company’s independent auditors Webb & Company, P.A., to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2007 expressing substantial doubt about the Company’s ability to continue as a going concern.

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

General

Sales of the Company’s products, the puraDYN® bypass oil filtration system (the "Puradyn") and replaceable filter elements, will depend principally upon end user demand for such products and acceptance of the Company’s products by original equipment manufacturers (“OEMs”).  The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company’s products is subject to a high degree of uncertainty. Developing market acceptance for the Company’s existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.

Through industry data research, we have been able to identify the potential applications where management believes market penetration is most accessible.  Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $15 billion potential market.  We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

•

A competitively priced, value-added product based on an advanced, patented technology

•

An alternative solution to the rising costs and national concerns over dependence on foreign oil

•

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

This strategy includes focus on:

•

The expansion of existing strategic relationships

•

Continued development and expansion of our distribution network with qualified distributors in order to establish a sales- and service-oriented nationwide infrastructure

•

Continuing to target existing and new industrial/construction equipment fleets and major diesel engine and generator set OEMs

•

Creating customer ‘pull-through’, a sustained level of request for our product on the OEM level

•

Converting customer evaluations into sales, both immediate and long term

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

•

2008 announcement that an international distributor placed purchase orders totaling over $1.1 million for shipment over 2008 and 2009.  This is the Company’s first order to date of this magnitude.

•

2007 announcement that a fleet of 100 trucks have exceeded 100 million miles without an oil-related oil change during the course of an 8-year period using the Puradyn system.

•

2007 announcement that initial orders have been placed for the Puradyn system by one of the largest global providers of innovative mechanical solutions, technology, and services for the oil and gas industry.

•

2007 announcement that the Puradyn system has been approved by Cascade Sierra Solutions as a recommended product for inclusion in its outreach centers, which provide information, technology and products for transportation specialists geared to conservation of oil and energy.

•

2007 announcement that Wastequip, Inc., the leading manufacturer of waste handling, recycling, and material handling equipment has been named exclusive distributor of the Puradyn system in the waste industry.

We believe that the renewed interest shown in the technology of bypass oil filtration as an economic alternative to rising oil prices, dependence upon foreign oil, with the added benefit of being environmentally beneficial, will timely and favorably position the Company as a manufacturer of a cost efficient “green” product.  We also believe that industry acceptance resulting in sales will continue to grow in 2008; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues.

The Company’s sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the end-user to test and evaluate the Puradyn system on its fleet equipment.  While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment applications downtime or servicing, which may extend the evaluation period.  Consequently, the sales cycle can be relatively long.  Management believes that this evaluation period has shortened as our products gain wider acceptance, support and usage from well-known end-users and OEMs.

The Company utilized its wholly owned subsidiary, Ltd., in the United Kingdom to sell the Company’s products in Europe, the Middle East and Africa.

International sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America.  Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the Puradyn system requires to verify oil condition.  In the first quarter of 2008, total international sales accounted for approximately 55.1% of the Company’s consolidated net sales.

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, as amended and interpreted. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to certain customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying condensed consolidated financial statements. Management believes based on past experience and future expectations that such limited return rights and warranties will not have a material adverse effect on the Company’s financial statements.

Consistent with industry practices, the Company may accept limited product returns or provide other credits in the event that a distributor holds excess inventory of the Company’s products. The Company’s sales are made on credit terms, which vary depending on the nature of the sale. The Company believes it has established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectable receivables. However, there can be no assurance that actual returns and uncollectable receivables will not exceed the Company’s reserves.

Results of Operations for the Three-months Ended March 31, 2008 Compared to the Three-months Ended March 31, 2007

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended March 31, 2008 to the three-months ended March 31, 2007:

(In thousands)	Three Months Ended March 31,
	2008	2007	Change
Net sales	$ 763	$ 766	$ (3)

Costs and expenses:
Cost of products sold	625	648	(23)
Salaries and wages	256	261	(5)
Selling and administrative	262	368	(106)
Total costs and expenses	1,143	1,277	(134)

Other (expense) income:
Interest income	1	13	(12)
Interest expense	(91)	(213)	122
Total other (expense) income	(90)	(200)	110
Net loss	$ (470)	$ (711)	$ 241

Net Sales

Net sales decreased by approximately $3,000 from approximately $766,000 in 2007 to approximately $763,000 in 2008.  Gross sales decreased approximately $55,000 from approximately $771,000 for the three-month period ending March 31, 2007 as compared to approximately $716,000 for the three-month period ending March 31, 2008.   Approximately $21,000 of this decrease is related to a decrease in Rentar sales.  Rentar sales have been declining, as the Company is no longer a distributor for this product.  During the period ending March 31, 2008, the sales returns and allowances decreased approximately $47,000 due to a decrease in the cumulative historical rate of returns.  Historical return rates have continued to decline as improvements have been made to the products.  During the period ended March 31, 2007, the company recorded approximately $5,000, or .6% of gross sales, in allowance for sales returns.

Sales to one customer accounted for approximately 19% and 22%, respectively, of the consolidated net sales for the three-months ended March 31, 2008 and March 31, 2007.  For the three-months ended March 31, 2007, sales to two customers accounted for approximately 28% and 22%, respectively, of the consolidated net sales. The UK subsidiary’s sales decreased by approximately 5%, from approximately $279,000 for the period ending March 31, 2007, to approximately $264,000 for the period ending March 31, 2008.  Sales to one of the UK subsidiary’s customers decreased by approximately $68,000, from approximately $209,000 for the period ending March 31, 2007 to approximately $141,000 for the period ending March 31, 2008, due to a higher than usual purchase volume in 2007.

Cost of Products Sold

Cost of products sold decreased by approximately 4% from approximately $648,000 in 2007 to approximately $625,000 in 2008. Cost of products sold, as a percentage of sales, decreased from approximately 85% in 2007 to approximately 82% in 2008. This decrease is mainly attributable to an increase in product prices, which were effective beginning January 1, 2008.

Salaries and Wages

Salaries and wages decreased approximately $5,000, or 2%. This decrease is the result of a decrease in salaries and wages of approximately $32,000 generated in the UK office, as the UK Director resigned December 1, 2007.  This decrease was partially offset by additional salaries and wages expenses incurred in the US office, in the areas of engineering hours, quality personnel, as well as general cost of living salary increases.

Selling and Administrative Expenses

Selling and administrative expenses decreased by approximately $106,000, or 29%. This decrease was due to a decrease in travel, entertainment and meals expense, patents, bad debt and rent expense, of $49,000, $34,000, $29,000 and $24,000, respectively.  The majority of the decrease in travel related expenses was attributable to the UK office resignation of their director.  Bad debt expense decrease was primarily attributable to the reserves established for one delinquent international customer, which the company reversed the sale during the quarter ending December 31, 2007.  These decreases were partially offset by an increase in stock based compensation expense of approximately $27,000, which was $45,000 and $22,000 for the three-months ended March 31, 2008 and 2007, respectively, related to certain variable equity awards and other stock based compensation.

Interest Income

Interest income decreased approximately $12,000, from income of approximately $13,000 for the period ending March 31, 2007 to approximately $1,000 for the period ending March 31, 2008.  This decrease is attributable to a reserve established, effective October 1, 2007, against shareholder loan interest that was previously accruing at approximately $12,000 per quarter.

Interest Expense

Interest expense decreased by approximately $122,000.  Approximately $80,000 of this decrease is attributable to a reserve established during the period ending March 31, 2007, toward the accumulation of interest recorded on a shareholder notes receivable.  The remaining decrease is a result of a decrease in the interest rate on outstanding balance of the stockholder notes payable. The Company pays interest monthly on the notes payable to stockholder at the prime rate, which was 4.75% as of March 31, 2008 as opposed to 8.25% as of March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, the Company had cash and cash equivalents of approximately $77,000. For the three-month period ended March 31, 2008, net cash used in operating activities was approximately $781,000 which primarily resulted from the net loss of approximately $470,000. There was approximately $2,000 cash used in investing activities for the purchase of property and equipment. Net cash provided by financing activities was approximately $742,000 for the period, due to $324,000 of proceeds received from stock issued for cash.

The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

On March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $6.150 million.  On March 5, 2008, the maturity date of the loan was extended from December 31, 2008 to December 31, 2009.  As of March 31, 2008, the Company had drawn all of the $6.150 million of available funds.

At March 31, 2008, the Company had working capital of approximately $716,000 and its current ratio (current assets to current liabilities) was 1.45 to 1. The Company anticipates increased cash flows from 2008 sales activity; however, additional cash will still be needed to support operations and meet working capital needs. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2008.  There can be no assurance that the Company will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations.  If the Company is not able to raise capital as needed to fund it operating expenses and pay its obligations as they become due, it is possible the Company may be required to curtail some or all of its operations.  In that event, it is possible that stockholders could lose their entire investment in the Company.

Critical Accounting Policy

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 ("FIN 48"), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date.  The effective date of FIN 48 for the Company is January 1, 2007.  The adoption of FIN 48 has not had a material impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  .  SFAS 157 was effective for the Company on January 1, 2008. The adoption of  SFAS No. 157 has not had a material impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement has not had a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133.  “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designed and qualify as hedging instruments.

Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issue for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Impact of Inflation

Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products.  The impact of fluctuations in foreign currency has not been significant.  The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.9973 on December 31, 2007 to 1.9951 on March 31, 2008 as compared to 1.9266 on December 31, 2006 to 1.9625 on March 31, 2007.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4T.

CONTROLS AND PROCEDURES

Our management, which includes our CEO and our Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report.  Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II.   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not applicable for a smaller reporting company

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 4, 2008 the Company received cash proceeds of $324,000 from an accredited investor for the purchase of 900,000 shares of common stock at $.36 per share.  As part of the offering, the Company awarded 225,000 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to February 5, 2018.  The transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March 2008, the Company converted $420,000 in shareholder loans to the sale of 945,714 shares of common stock at $.35 per shared to accredited investors.  The funds were previously received as notes payables to stockholders, until the equity terms were determined.  As part of the offering the Company awarded 228,571 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to March 24, 2013.  Inasmuch as the accredited investors were highly sophisticated, had access to current public information concerning the Company, could bear the financial risk of the investments, and had agreed to acquire the shares for investment purposes, the transactions were exempt from registration under Section 3(a)9 of the Securities Act of 1933.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

31.1

Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer

32.1

Section 1350 certification of Chief Executive Officer

32.2

Section 1350 certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: May 14, 2008	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria
Chairman and Chief Executive Officer

Date: May 14, 2008	By:	/s/ Cindy Lea Gimler
Cindy Lea Gimler
Chief Financial Officer