Form 10-Q
period 2008-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2008-08-14
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO ___________________

COMMISSION FILE NUMBER: 0-29192

PURADYN FILTER TECHNOLOGIES INCORPORATED

(Name of registrant as specified in its charter)

DELAWARE	14-1708544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2017 HIGH RIDGE ROAD, BOYNTON BEACH, FL	33426
(Address of principal executive offices)	(Zip Code)

(561) 547-9499

(Registrant’s telephone number, including area code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 34,553,503 shares of common stock are issued and outstanding as of August 13, 2008.

OTHER PERTINENT INFORMATION

Our web site is www.puradyn.com. The information which appears on our web site is not part of this report.

When used in this report, the terms “Puradyn,” the “Company,” “we,” “our,” and “us” refers to Puradyn Filter Technologies Incorporated, a Delaware corporation, and our subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Puradyn Filter Technologies Incorporated

Condensed Consolidated Balance Sheets

As of June 30, 2008 and December 31, 2007

Assets	June 30, 2008 (unaudited)	December 31, 2007 (audited)
Current assets:
Cash and cash equivalents	$324,223	$112,270
Accounts receivable, net of allowance for uncollectible accounts of $21,041 and $46,870 respectively	515,230	382,279
Inventories, net	1,563,947	1,475,380
Prepaid and other current assets	280,943	181,648
Total current assets	2,684,343	2,151,577

Property and equipment, net	140,894	162,838
Deferred financing costs, net	12,629	18,522
Other noncurrent assets	40,930	40,930
Total Other Assets	194,453	222,290

Total assets	$2,878,796	$2,373,867

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$335,696	$594,372
Accrued liabilities	1,141,263	1,054,071
Current portion of capital lease obligation	1,398	1,048
Deferred revenue	140,139	136,169
Total current liabilities	1,618,496	1,785,660

Notes Payable - stockholder	6,150,000	6,250,000
Capital lease obligation, less current portion	6,323	7,139

Total Long Term Liabilities	6,156,323	6,257,139

Total Liabilities	7,774,819	8,042,799

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $.001 par value:

Authorized shares – 500,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares – 40,000,000		—
Issued and outstanding – 34,428,888 and 29,400,638 respectively	34,429	29,401
Additional paid-in capital	42,963,955	41,329,330
Notes receivable from stockholders	(1,064,031)	(1,064,031)
Accumulated deficit	(46,694,325)	(45,825,210)
Accumulated other comprehensive loss	(136,051)	(138,422)
Total stockholders’ deficit	(4,896,023)	(5,668,932)
Total liabilities and stockholders’ deficit	$2,878,796	$2,373,867

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$791,781	$786,990	$1,555,206	$1,553,187

Costs and expenses:
Cost of products sold	641,537	702,301	1,266,866	1,350,273
Salaries and wages	250,877	264,768	506,930	525,573
Selling and administrative	221,279	196,564	483,678	564,735
	1,113,693	1,163,633	2,257,474	2,440,581
Loss from operations	(321,912)	(376,643)	(702,268)	(887,394)

Other income (expense):
Interest income	595	9,448	1,329	21,918
Interest expense	(77,323)	(130,505)	(168,176)	(343,139)
Total other expense, net	(76,728)	(121,057)	(166,847)	(321,221)
Loss before income taxes	(398,640)	(497,701)	(869,115)	(1,208,614)

Income tax expense	—	—	—	—

Net loss	$(398,640)	$(497,701)	$(869,115)	$(1,208,614)

Basic and diluted loss per common share	$(.01)	$(.02)	$(.03)	$(.04)

Weighted average common shares outstanding (basic and diluted)	32,447,852	27,514,923	31,250,226	27,440,407

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(869,115)	$(1,208,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,498	46,414
Gain on sale of assets	—	577
Provision for bad debts	(25,829)	40,197
Provision for obsolete and slow moving inventory	2,786	12,425
Amortization of deferred financing costs included in interest expense	5,893	12,966
Interest receivable from notes receivable from stockholders	—	81,195
Compensation expense on stock-based arrangements with employees, consultants, investors and vendors	20,653	9,446
Compensation expense on stock-based arrangements with investors and directors	45,000	—
Changes in operating assets and liabilities:
Accounts receivable	(107,121)	77,035
Inventories	(91,353)	(10,117)
Prepaid expenses and other current assets	(99,296)	(39,310)
Accounts payable	(258,676)	(30,834)
Accrued liabilities	87,193	81,866
Deferred revenues	3,969	15,931
Net cash used in operating activities	(1,251,398)	(910,823)

Investing activities
Proceeds from sale of property and equipment	—	5,458
Purchases of property and equipment	(14,487)	(28,390)
Net cash used in investing activities	(14,487)	(22,932)

Financing activities
Proceeds from sale of common stock	1,474,000	975,000
Proceeds from exercise of stock options	—	28,500
Proceeds from issuance of notes payable to stockholders	—	808,500
Payment of notes payable to stockholder	—	(780,000)
Payment of capital lease obligations	(2,002)	(3,379)
Net cash provided by financing activities	1,471,998	1,028,621
Effect of exchange rate changes on cash and cash equivalents	5,840	(36,566)

Net (decrease) increase in cash and cash equivalents	211,953	58,300

Cash and cash equivalents at beginning of period	112,270	55,175

Cash and cash equivalents at end of period	$324,223	$113,475

Supplemental cash flow information:
Cash paid for interest	$198,455	$253,652

Noncash investing and financing activities:
Note Payable of $620,000 converted to stockholder’s equity	$620,000	—

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

Six Months ended June 30, 2008

(Unaudited)

	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stockholders	Deficit	Income (Loss)	Deficit
Balance at December 31, 2007	29,400,638	$29,401	$41,329,330	$(1,064,031)	$(45,825,210)	$(138,422)	$(5,668,932)
Foreign currency translation adjustment						2,371	2,371

Net loss					(869,115)		(869,115)
Total comprehensive loss							(866,744)
Stock issued for private placement	5,028,250	5,028	1,568,972				1,574,000
Compensation expense on stock-based arrangements with investors and directors			45,000				45,000
Compensation expense associated with unvested options			20,653				20,653

Balance at June 30, 2008	34,428,888	$34,429	$42,963,955	$(1,064,031)	$(46,694,325)	$(136,051)	$(4,896,023)

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2008 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2008.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company’s independent registered public accounting firm Webb & Company, P.A. to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2007 expressing substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 4,026,114 and 4,799,606 for the three-month and six-month periods ended June 30, 2008 and 3,231,543 for the three-month and six-month periods ended June 30, 2007.

Stock Compensation

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of SFAS 123R on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended June 30, 2007 and June 30, 2008 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

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

Inventories consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Raw materials	$851,707	$780,979
Finished goods	799,583	779,005
Valuation allowance	(87,343)	(84,604)
	$1,563,947	$1,475,380

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $2,105 and $4,631 for the three-months ended June 30, 2008 and June 30, 2007 and $5,893 and $12,966 for the six-months ended June 30, 2008 and 2007, respectively. Accumulated amortization of deferred financing costs as of June 30, 2008 and 2007 was $668,521 and $653,367, respectively.

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company’s warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate.

The following table shows the changes in the aggregate product warranty liability for the six-months ended June 30, 2008:

Balance as of December 31, 2007	$89,809
Less: Payments made	(7,138)
Change in prior period estimate	355
Add: Provision for current period warranties	29,093
Balance as of June 30, 2007	$112,119

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (Ltd). Comprehensive loss as of June 30, 2007 and 2006 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and six-months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(398,640)	$(497,701)	$(869,115)	$(1,208,614)

Other comprehensive income (loss):
Foreign currency translation adjustment	658	(30,821)	2,371	(34,928)

Comprehensive loss	$(397,982)	$(528,522)	$(866,744)	$(1,243,542)

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

2. Issues Affecting Liquidity and Management’s Plans

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $1,251,000 and $911,000 during the six-months ended June 30, 2008 and 2007, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company’s independent registered public accounting firm, Webb & Company, P.A. to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2007 expressing substantial doubt about the Company’s ability to continue as a going concern.

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

On March 7, 2008, the stockholder amended the original loan agreements to extend the payback dates to December 31, 2009. The original loan agreements, dated March 28, 2002 and March 14, 2003, were due and payable on December 31, 2003 and December 31, 2004. Previously, the stockholder waived the funding requirement mandating maturity as such time as the Company raised an additional $7.0 million over the $3.5 million previously raised in the Company’s private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. As of June 30, 2008, the Company had drawn a total of $6.150 million of the available funds.

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

3. Stock Options

During the six-months ended June 30, 2007, the Company received $28,500 when an employee exercised options to purchase 76,000 shares of common stock at $0.375 per share. No options were exercised during the six-months ending June 30, 2008.

During the three-month and six-month periods ended June 30, 2008, the Company recognized compensation expense of approximately $45,000. During the three-month and six-month periods ended June 30, 2007, the Company recognized compensation expense of approximately $2,000 and $25,000, respectively. On February 5, 2008, the Company recorded an expense of $45,000 related to 225,000 warrants granted with an average exercise price of $1.25 and an expiration of February 5, 2018. During the six-month period ended June 30, 2007, approximately $22,000 of shareholder notes receivables were written-off and expensed. The notes receivables originated approximately ten years ago between the company and four former employees or subcontractors and have been disputed by each of the parties. At June 30, 2008, approximately 2,521,706 warrants with an average exercise price of $1.28 remain outstanding and were fully vested.

For the three-month and six-month periods ended June 30, 2008, the Company recorded stock-based compensation expense of $11,298 and $20,653, related to unvested employee stock options. For the three-month and six-month periods ended June 30, 2007, the Company recorded stock-based compensation expense of $4,319 and $8,246.

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

A summary of the Company’s stock option plans as of June 30, 2008, and changed during the six-month period then ended is presented below:

	Six Months Ended June 30, 2008
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,766,900	$2.65
Options granted	515,000.27
Options exercised	—	—
Options cancelled	4,000	2.46
Options at end of period	2,277,900	$2.12
Options exercisable at end of period	1,507,900	$3.02

A summary of the Company’s stock option plans as of June 30, 2008, and changed during the three-month period then ended is presented below:

	Three Months Ended June 30, 2008
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,827,900	$2.58
Options granted	450,000.26
Options exercised	—	—
Options expired	—	—
Options at end of period	2,277,900	$2.12
Options exercisable at end of period	1,507,900	$3.02

Changes in the Company’s unvested options for the six months ended June 30, 2008 are summarized as follows:

	Six Months Ended June 30, 2008
	Number of Options	Weighted Average Exercise Price
Options unvested at beginning of period	261,250	$.77
Options granted	515,000.27
Options vested	6,250	1.00
Options cancelled	—	—
Options unvested at end of period	770,000	$.35

Changes in the Company’s unvested options for the three months ended June 30, 2008 are summarized as follows:

	Three Months Ended June 30, 2008
	Number of Options	Weighted Average Exercise Price
Options unvested at beginning of period	320,000	$.48
Options granted	450,000.26
Options vested	—	—
Options cancelled	—	—
Options unvested at end of period	770,000	$.35

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .21 – $1.70	1,733,400	5.46	$.67	963,400	$.93
1.86 – 4.50	194,500	3.27	2.39	194,500	2.39
8.50 – 9.25	350,000.84		9.14	350,000	9.14
Totals	2,277,900	4.78	$2.12	1,507,900	$3.02

A summary of the Company’s warrant activity as of June 30, 2008 and changed during the six month and three month periods then ended is presented below:

	Six Months Ended June 30, 2008
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at the beginning of period	1,869,643	$1.25
Granted	1,257,063	1.25
Exercised	—	—
Expired	605,000	1.10
Warrants outstanding at end of period	2,521,706	$1.28

	Three Months Ended June 30, 2008
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at the beginning of period	2,198,214	$1.19
Granted	803,492	1.25
Exercised	—	—
Expired	480,000.80
Warrants outstanding at end of period	2,521,706	$1.28

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$ .80 – $1.25	2,371,706	4.37	$1.24
2.00 – 2.25	150,000.59		2.00
Totals	2,521,706	4.25	$1.28

4. Notes Payable to Stockholders

As of June 30, 2008, the Company had drawn all of the $6.150 million from the available line-of-credit, which is provided by a stockholder, who is also a Board Member, of the Company (see Note 2). Amounts drawn bear interest at the prime rate (4.50% as of June 30, 2008) payable monthly and become due and payable on December 31, 2009; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company’s prior private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. Previously, the stockholder waived this funding requirement. On March 7, 2008, the maturity date of the stockholder loan was extended from December 31, 2008 to December 31, 2009.

During the six-months ending June 30, 2008, the Company received advances totaling $520,000 from two members of the Board. In March and May, 2008, these loans were converted into common shares.

For the three-months ended June 30, 2008 and 2007, the Company recorded approximately $71,000 and $125,000, respectively; and for the six-months ended June 30, 2008 and 2007, the Company recorded approximately $157,000 and $249,000, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

5. Commitments and Contingencies and Concentrations

Sales to two customers individually accounted for approximately 24% and approximately 16% (for a total 40%) of the net sales for the six-months ended June 30, 2008.

6. Subsequent Events

On July 8, 2008 the Board of Directors agreed to extend the expiration date by six months for a loan of $123,750, interest-bearing at a rate of 5.63%, and collateralized by 300,000 shares of the Company’s common stock, made to Richard C. Ford, a former member of management, on July 25, 2001. The loan will expire on January 8, 2009.

On July 21, 2008, the Board of Directors agreed to receive from Alan Sandler, a stock certificate for 260,000 shares of the Company’s common stock dated August 8, 2001. These shares were collateral for a loan from the Company. The principal amount of the loan was retired and the related interest remains due.

During July 2008, the Company relocated its UK office from Exeter to Newbury, to the facility of its Master Distributor, Filter Solutions Ltd. Effective August 15, 2008, the Company’s lease for the facility in Exeter will terminate.

On July 31, 2008, the Company renewed its lease at its facility in Boynton Beach, for a term of five years.

On August 6, 2008 the Board of Directors awarded Alan Sandler 100,000 employee stock options to purchase common stock at a price of $.30 for consideration of service to the Company as Chief Administrative Officer. The options will vest over four years and expire on August 5, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Regarding Forward Looking Information

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause the Company’s actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the Company’s ability to operate as a going concern and to raise sufficient capital to fund its operations, acceptance of the Company’s products, the Company’s dependence on distributors and a few significant customers, risks associated with international operations and international distribution and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for the Company’s ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company’s independent registered public accounting firm Webb & Company, P.A., to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2007 expressing substantial doubt about the Company’s ability to continue as a going concern.

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

General

Sales of the Company’s products, the puraDYN® bypass oil filtration system (the “Puradyn”) and replaceable filter elements will depend principally upon end user demand for such products and acceptance of the Company’s products by original equipment manufacturers (“OEMs”). The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company’s products is subject to a high degree of uncertainty. Developing market acceptance for the Company’s existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.

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

This strategy includes focus on:

•	The expansion of existing strategic relationships
•	Continued development and expansion of our distribution network with qualified distributors in order to establish a sales- and service-oriented nationwide infrastructure
•	Continuing to target existing and new industrial/construction equipment fleets and major diesel engine and generator set OEMs
•	Creating customer ‘pull-through’, a sustained level of request for our product on the OEM level
•	Converting customer evaluations into sales, both immediate and long term

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

•	2008 received another order from the Foreign Military Sales to supply the Puradyn systems for the ling haul fleet.

•	2008 received an order for field support product and replacement filter elements for the Foreign Military Sales line haul fleet.

•	2008 announcement that the Company received a contract from the U.S. Army to supply the Puradyn system to outfit JERRVvehicles used in combat in Iraq and Afghanistan.

•	2008 announcement that an international distributor placed purchase orders totaling over $1.1 million for shipment over 2008 and 2009. This is the Company’s first order to date of this magnitude.

•	2007 announcement that a fleet of 100 trucks have exceeded 100 million miles without an oil-related oil change during the course of an 8-year period using the Puradyn system.

•

2007 announcement that initial orders have been placed for the Puradyn system by one of the largest global providers of innovative mechanical solutions, technology, and services for the oil and gas industry. Subsequently, periodic orders to continue the implementation of our system have been received and are estimated to continue until total fleet is outfitted.

We believe that the renewed interest shown in the technology of bypass oil filtration as an economic alternative to significantly rising oil prices, dependence upon foreign oil, with the added benefit of being environmentally beneficial, will timely and favorably position the Company as a manufacturer of a cost efficient “green” product. Sales appear to be comparable from the first six months of 2008 as compared to the first six months of 2007 as a result of one of our largest customers postponing purchases while awaiting installation of new maintenance procedures. However, excluding this customers decrease in sales, of approximately $184,000, total consolidated sales have actually increased by approximately $186,000 or approximately 12%. We also believe that industry acceptance resulting in sales will continue to grow in 2008; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues.

The Company’s sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the end-user to test and evaluate the Puradyn system on its fleet equipment. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment applications downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long. Management believes that this evaluation period has shortened, in some cases, to as short as three-months, or has been eliminated altogether, as our products gain wider acceptance, support and usage from well-known end-users and OEMs. Recent evaluations have shorted to several months, however, other evaluations have been ongoing for several years.

The Company utilized its wholly owned subsidiary, Ltd., in the United Kingdom to sell the Company’s products in Europe, the Middle East and Africa.

We believe international sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the Puradyn system requires to verify oil condition. In the first six months of 2008, total international sales accounted for approximately 60% of the Company’s consolidated net sales as compared to 63% for the first six months of 2007. The Company believes that the combined effects of the relocation process and new management of the UK office has contributed to a delay in its international sales volume.

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

Consistent with industry practices, the Company may accept limited product returns or provide other credits in the event that a distributor holds excess inventory of the Company’s products. During the three-months ended June 30, 2008 and June 30, 2007, product returns totaled $12,141 and $452 respectively. During the six-months ended June 30, 2008 and June 30, 2007, product returns totaled $17,915 and $3,594 respectively. Increased product returns during 2008, over 2007, was primarily attributable one customer’s excess inventory purchases acquired during 2007. The Company’s sales are made on credit terms, which vary depending on the nature of the sale. The Company believes it has established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables. However, there can be no assurance that actual returns and uncollectible receivables will not exceed the Company’s reserves.

Results of Operations for the Three-months Ended June 30, 2008 Compared to the Three-months Ended June 30, 2007

The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the three-months ended June 30, 2008 to the three-months ended June 30, 2007:

(In thousands)	Three Months Ended June 30,
	2008	2007	Change

Net sales	$792	$787	$5

Costs and expenses:

Cost of products sold	642	702	(60)
Salaries and wages	251	265	(14)
Selling and administrative	221	197	24
Total costs and expenses	1,114	1,164	(50)

Other (expense) income:
Interest income	1	10	(9)
Interest expense	(78)	(131)	53
Total other expense	(77)	(121)	44

Net loss	$(399)	$(498)	$99

Net Sales

Net sales increased by approximately $5,000 or approximately 1% from approximately $787,000 in the three months ending June 30, 2007 to approximately $792,000 in the three months ending June 30, 2008.

Sales to two customers accounted for approximately 29% and approximately 19% (for a total of 48%) of the consolidated net sales for the three-months ended June 30, 2008. For the three-months ended June 30, 2007, sales to two customers accounted for approximately 29% and approximately 11% (for a total of 40%) of the consolidated net sales. The UK subsidiary’s sales decreased by approximately $67,000 (approximately 18%), from approximately $373,000 to approximately $306,000 for the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007. This decrease is primarily attributable to the decrease in sales to two customers by approximately $30,000 and $28,000, respectively. International sales totaled approximately $504,000 (64%) of the net consolidated sales for the three-month period ended June 30, 2008 as compared to approximately 65% for the comparable period in 2007.

Cost of Products Sold

Cost of products sold decreased by approximately $60,000, or 9%, from approximately $702,000 in 2007 to approximately $642,000 in 2008. Cost of products sold, as a percentage of sales, decreased from approximately 89% in 2007 to approximately 81% in 2008. The decrease is primarily due to a $72,000 decrease in reserve for slow moving and obsolete inventory. Additionally, in accordance with a UK Master Distributor agreement, the company was reimbursed approximately $35,000 of their manufacturing expenses. Eliminating the reserve changes and the reimbursement, cost of products sold, as a percentage of sales, would have been approximately 81% for the three-months ending June 30, 2007, as compared to 85% for the three-months ending June 30, 2008.

Salaries and Wages

Salaries and wages decreased approximately $14,000, or approximately 5%. This decrease is the result of a decrease in salaries and wages of approximately $32,000 generated in the UK office, as the UK Director resigned December 1, 2007. This decrease was partially offset by additional salaries and wages expenses incurred in the US office, in the areas of engineering hours, quality personnel, as well as general cost of living salary increases of approximately $3,000, $10,000 and $5,000 respectively.

Selling and Administrative Expenses

Selling and administrative expenses increased by approximately $24,000, or approximately 12%. This increase is due to exchange rate losses, patent expenses, and rent expense by approximately $45,000, $32,000 and $18,000 respectively. These increases were partially offset by decreases in professional fees and bad debt expense and a reimbursement of expenses by the UK master distributor by approximately $18,000, $17,000 and $13,000 respectively.

Interest Income

Interest Income decreased approximately $9,000. This decrease is attributable to a reserve established, effective October 1, 2007, against shareholder loan interest that was previously accruing at approximately $12,000 per quarter.

Interest Expense

Interest expense decreased by approximately $53,000, or approximately 40%, as a result of a decrease in the interest rate outstanding balance of the stockholder notes payable. The Company pays interest monthly on the notes payable to stockholder at prime rate less .5%, with rates reset as often as the Federal Reserve changes interest rates, whichwas 4.5% as of June 30, 2008 as opposed to 8.25% as of June 30, 2007.

Results of Operations for the Six-months Ended June 30, 2008 Compared to the Six-months Ended June 30, 2007

The following table sets forth the amount of increase or decrease represented by certain items reflected in the our condensed consolidated statements of operations in comparing the six-months ended June 30, 2008 to the six-months ended June 30, 2007:

(in thousands)	Six Months Ended June 30,
	2008	2007	Change

Net sales	$1,555	$1,553	$2

Costs and expenses:
Cost of products sold	1,267	1,350	(83)
Salaries and wages	507	526	(19)
Selling and administrative	483	565	(82)
Total costs and expenses	2,257	2,441	(184)

Other income (expense):
Interest income	1	22	(21)
Interest expense	(168)	(343)	175
Total other expense	(167)	(321)	154

Net loss	$(869)	$(1,209)	$340

Net Sales

Net sales increased by approximately $2,000, from approximately $1,553,000 in 2007 to approximately $1,555,000 in 2008.

Sales to two customers individually accounted for approximately 24% and approximately 16% (for a total 40%) and approximately 28% and approximately 16% (for a total of 44%) of net sales for the six-months ended June 30, 2008 and 2007, respectively. Net domestic Puradyn product sales increased approximately $103,000, or approximately 7%. However, Rentar sales, which have been declining, as the Company is no longer a distributor for this product, decreased approximately $21,000. The UK subsidiary’s net sales decreased by approximately $82,000, or approximately 13%, from approximately $652,000 for the six-month period ended June 30, 2007 compared to approximately $570,000 for the six-month period ended June 30, 2008. Sales to their top customer has decreased during the six months ending June 30, 2008 and were approximately 65% of their net sales, as compared to approximately 64% for the six months ending June 30, 2007.

Cost of Products Sold

Cost of products sold decreased by approximately $83,000, or approximately 6%, from approximately $1,350,000 in 2007 to approximately $1,267,000 in 2008. Cost of products sold, as a percentage of sales, decreased from approximately 87% for the six-months ended June 30, 2007 to approximately 81% for the six-months ended June 30, 2008. This decrease is attributable to reductions in indirect factory wages, factory overheads and scrap expense of approximately $30,000, $29,000 and $10,000 respectively. Additionally, in accordance with a UK Master Distributor agreement, the company was reimbursed approximately $35,000 of their manufacturing expenses. These decreases were offset by increases in inventory shrinkage and product price increases of approximately $8,000 and $13,000 respectively.

Salaries and Wages

Salaries and wages decreased approximately $19,000, or approximately 4%. This decrease is the result of a decrease in salaries and wages of approximately $32,000 generated in the UK office, as the UK Director resigned December 1, 2007. This decrease was partially offset by additional salaries and wages expenses incurred in the US office, in the areas of engineering hours and quality personnel of approximately $3,000 and $19,000 respectively.

Selling and Administrative Expenses

Selling and administrative expenses decreased by approximately $82,000 or approximately 15% from approximately $565,000 for the six months ended June 30, 2007 to approximately $483,000 for the six months ended June 30, 2008. This decrease was due to a decrease in bad debt and travel, entertainment and meals expenses and a reimbursement of expenses from the UK Master Distributor of approximately $50,000, $32,000, and $13,000, respectively. The majority of the decrease in travel related expense was attributable to the UK office resignation of their director. Bad debt expense decrease was primarily attributable to the reserves established for one delinquent international customer, which the company reserved the sale during the quarter ending December 31, 2007. These decreases were partially offset by an increase in stock based compensation expense of approximately $30,000, the majority of which was attributable to warrants awarded to an investor for assistance in raising capital.

Interest Income

Interest income decreased approximately $21,000, from income of approximately $22,000 for the six-month period ending June 30, 2007 to approximately $1,000 for the six-month period ending June 30, 2008. This decrease is attributable to a reserve established, effective October 1, 2007, against shareholder loan interest that was previously accruing at approximately $12,000 per quarter.

Interest Expense

Interest expense increased by approximately $175,000, or approximately 51%. Approximately $80,000 of this increase is attributable to a reserve established during the period ending June 30, 2007, toward the accumulation of interest recorded on a shareholder note receivable. Approximately $95,000 of the decrease is due to a decrease in the interest rate on the outstanding balance of the stockholder notes payable. We pay interest monthly on the notes payable to stockholder at prime rate less .5%, with rates reset as often as the federal reserve changes interest rates, which was 4.5% as of June 30, 2008, as compared to 8.25% as of June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of approximately $324,000. For the six-month period ended June 30, 2008, net cash used in operating activities was approximately $1,251,000, which primarily resulted from the net loss of approximately $869,000 and secondarily from reductions in accounts payables, increase in accounts receivable, prepaid expenses of approximately $258,000, $107,000, $99,000 and $91,000 respectively. Net cash used in investing activities was approximately $14,000 for the sales and purchases of property and equipment, with approximately $12,000 relating to the purchase of tooling. Net cash provided by financing activities was approximately $1,472,000 for the period, due to $1,474,000 of proceeds received from stock issued for cash. During the six month period ending June 30, 2007, net cash provided by financing activities was approximately $1,029,000 for the period, due to net proceeds of $975,000 in a private placement offering and $28,500 from the exercise of employee stock options, offset by the net repayment of approximately $780,000 of the stockholder loan.

The Company has incurred net losses each year since its inception and has relied on the sale of its stock from time to time and loans from third parties and from related parties to fund its operations.

On March 28, 2002, we executed a binding agreement with one of our stockholders, who is also a Board Member, to fund up to $6.1 million. On March 29, 2006, the maturity date of the loan was extended from December 31, 2006 to December 31, 2007 and on March 23, 2007 it was further extended to December 31, 2008. As of June 30, 2008, the company had drawn all of the $6.150 million of the available funds. During the three-month period ended June 30, 2008, the Company converted $100,000 of shareholder loans into 322,581 common shares.

At June 30, 2008, the Company had working capital of approximately $1,066,000 and its current ratio (current assets to current liabilities) was 1.66 to 1. At June 30, 2007 the Company had working capital of approximately $605,000 and its current ratio was 1.44 to 1. The increase in working capital and current ratio is directly attributable to the increases in inventories, cash and accounts receivable of approximately $294,000, $211,000 and $135,000 respectively. These increases were offset by increases in accrued liabilities of approximately $174,000. The Company anticipates increased cash flows from 2008 sales activity; however, additional cash will still be needed to support operations and meet working capital needs. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2008. There can be no assurance that the Company will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. If the Company is not able to raise capital as needed to fund it operating expenses and pay its obligations as they become due, it is possible the Company may be required to curtail some or all of its operations. In that event, it is possible that stockholders could lose their entire investment in the Company.

Critical Accounting Policy

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Impact of Inflation

Inflation has not had a significant impact on our operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the end users cost/benefit analysis as to the use of our products. The impact of fluctuations in foreign currency has not been significant. The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.9973 on December 31, 2007 to 1.9954 on June 30, 2008 as compared to 1.9266 on December 31, 2006 to 2.0039 on June 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4T.	CONTROLS AND PROCEDURES

Our management, which includes our CEO and our Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon that evaluation, our management has concluded that as of the Evaluation Date our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable for a smaller reporting company

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During May and June, 2008, the Company received cash proceeds of $630,000 from five accredited investors for the purchase of 2,319,955 shares of common stock at amounts varying between $.25 and $.305 per share. As part of the offering, the Company awarded 579,989 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to July 1, 2013. The transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. No fees or commissions were incurred as a result of these transactions.

In May 2008, the Company converted $100,000 in shareholder loans, received from the Chief Executive Officer, to the sale of 322,581 shares of common stock at $.31 per shared to an accredited investor. The funds were previously received as notes payables to stockholders, until the equity terms were determined. As part of the note conversion the Company awarded 80,645 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to April 4, 2013. Inasmuch as the accredited investors were highly sophisticated, had access to current public information concerning the Company, could bear the financial risk of the investments, and had agreed to acquire the shares for investment purposes, the transactions were exempt from registration under Section 3(a)9 of the Securities Act of 1933.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On July 31, 2008, the Company renewed its lease, with Premier Gateway Center at Quantum LLP, at its principal office, located in Boynton Beach, for a term of five years, ending July 31, 2013. The facility size is approximately 25,500 sq. ft. The lease rate will increase 3% annually on August 1st with payments totaling approximately $949,000 over the five-year term.

ITEM 6.	EXHIBITS

10.10	Lease Amendment #2 between Puradyn Filter Technologies, Inc. and Premier Gateway Center at Quantum LLP
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED
Date: August 14, 2008	By	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer

Date: August 14, 2008	By	/s/ Cindy Lea Gimler
Cindy Lea Gimler, Chief Financial Officer