Form 10-Q
period 2008-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2008-11-14
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________

COMMISSION FILE NUMBER: 001-11991

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

Yes ☐   No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 35,005,018 shares of common stock are issued and outstanding as of November 14, 2008.

OTHER PERTINENT INFORMATION

Our web site is www.puradyn.com. The information which appears on our web site is not part of this report.

When used in this report, the terms “Puradyn,” the “Company,” “we,” “our,” and “us” refers to Puradyn Filter Technologies Incorporated, a Delaware corporation, and our subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Puradyn Filter Technologies Incorporated

Condensed Consolidated Balance Sheets

As of September 30, 2008 and December 31, 2007

	September 30, 2008 (unaudited)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$197,764	$112,270
Accounts receivable, net of allowance for uncollectible accounts of $40,021 and $48,043 respectively	266,361	382,279
Inventories	1,608,197	1,475,380
Prepaid expenses and other current assets	220,457	181,648
Total current assets	2,292,779	2,151,577

Property and equipment, net	135,231	162,838
Deferred financing costs, net	10,524	18,522
Other noncurrent assets	40,930	40,930
Total assets	$2,479,464	$2,373,867

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$213,473	$594,372
Accrued liabilities	1,185,212	1,054,071
Current portion of capital lease obligation	1,612	1,048
Deferred revenue	139,014	136,169
Total current liabilities	1,539,311	1,785,660

Capital lease obligation, less current portion	5,839	7,139
Notes payable to stockholder	6,250,000	6,250,000

Total Long Term Liabilities	6,255,839	6,257,139

Total Liabilities	7,795,150	8,042,799

Commitments and Contingencies	—	—

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000
None issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares – 40,000,000
Issued and outstanding – 35,005,018	34,705	29,401
Additional paid-in capital	43,026,671	41,329,330
Notes receivable from stockholders	(966,531)	(1,064,031)
Accumulated deficit	(47,364,618)	(45,825,210)
Accumulated other comprehensive (loss)/income	(45,913)	(138,422)
Total stockholders’ deficit	(5,315,686)	(5,668,932)
Total liabilities and stockholders’ deficit	$2,479,464	$2,373,867

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$597,398	$818,682	$2,152,604	$2,371,869

Costs and expenses:
Cost of products sold	538,171	713,222	1,805,037	2,073,082
Salaries and wages	257,746	251,595	764,676	777,168
Selling and administrative	398,002	262,899	881,680	818,048
	1,193,919	1,227,716	3,451,393	3,668,298
Loss from operations	(596,521)	(409,034)	(1,298,789)	(1,296,429)

Other income (expense):
Interest income	824	9,776	2,153	31,694
Interest expense	(74,596)	(127,232)	(242,772)	(470,370)
Total other expense, net	(73,772)	(117,456)	(240,619)	(438,676)
Loss before income taxes	(670,293)	(526,490)	(1,539,408)	(1,735,105)

Income tax expense	—	—	—	—

Net loss	$(670,293)	$(526,490)	$(1,539,408)	$(1,735,105)

Basic and diluted loss per common share	$(.02)	$(.02)	$(.05)	$(.06)

Weighted average common shares outstanding	34,525,584	28,981,383	32,349,981	27,959,710

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(1,539,408)	$(1,735,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,236	71,355
Gain on sale of assets	—	577
Provision for bad debts	(6,849)	21,021
Amortization of deferred financing costs included in interest expense	5,893	17,596
Provision for obsolete and slow moving inventory	18,845	(67,766)
Interest receivable from notes receivable from stockholders	—	72,626
Compensation expense on stock-based arrangements with employees, consultants, investors and vendors	35,145	44,659
Compensation expense on stock-based arrangements with investors and directors	45,000	—

Changes in operating assets and liabilities:
Accounts receivable	122,768	56,907
Inventories	(151,662)	29,598
Prepaid expenses and other current assets	(38,809)	(66,698)
Accounts payable	(380,900)	67,641
Accrued liabilities	131,141	46,858
Deferred revenues	2,845	20,051
Net cash used in operating activities	(1,706,755)	(1,420,680)

Investing activities
Proceeds from sale of property and equipment	—	5,458
Purchases of property and equipment	(23,791)	(36,971)
Net cash used in investing activities	(23,791)	(31,513)

Financing activities
Proceeds from sale of common stock	1,720,000	1,475,000
Proceeds from exercise of stock options	—	28,500
Proceeds from notes payable to stockholder	—	846,500
Payment of notes payable to stockholder	—	(780,000)
Payment of capital lease obligations	(3,371)	(4,271)
Net cash provided by financing activities	1,716,629	1,565,729
Effect of exchange rate changes on cash and cash equivalents	99,411	(64,933)
Net increase in cash and cash equivalents	85,494	48,603
Cash and cash equivalents at beginning of period	112,270	55,175
Cash and cash equivalents at end of period	$197,764	$103,778

Supplemental cash flow information
Cash paid for interest	$251,185	$373,234

Noncash investing and financing activities
Note Payable of $620,000 converted to stockholder’s equity	$620,000	$—

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

Nine Months ended September 30, 2008

(Unaudited)

	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stockholders	Deficit	Income (Loss)	Deficit
Balance at December 31, 2007	29,400,638	$29,401	$41,329,330	$(1,064,031)	$(45,825,210)	$(138,422)	$(5,668,932)

Foreign currency translation adjustment						92,509	92,509

Net loss					(1,539,408)		(1,539,408)

Total comprehensive loss							(1,446,899)

Stock issued for private placement, net	5,564,380	5,564	1,714,436				1,720,000
Compensation expense on stock-based arrangements with investors and directors			45,000				45,000

Cancelled stock certificate of officer	(260,000)	(260)	(97,240)	97,500			—
Compensation expense associated with unvested options			35,145				35,145

Balance at September 30, 2008	34,705,018	$34,705	$43,026,671	$(966,531)	$(47,364,618)	$(45,913)	$(5,315,686)

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2008 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2008.

For further information, refer to Puradyn Filter Technologies Incorporated’s (the “Company”) consolidated financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2007.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company’s independent registered accounting firm Webb & Company, P.A. to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2007 expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions continue to be implemented by the Company, including acquiring alternative suppliers for raw materials and analyzing more efficient manufacturing processes. The Company, until recently, had seen results from these reductions, as well as from other cost reduction plans through 2008. However, recent increases in fuel costs, have forced the Company to absorb raw material increases. The Company expects that part of this increase will be offset by customer price increases effective January 1, 2009. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 5,006,139 and 4,799,606 respectively for the three-month and nine-month periods ended September 30, 2008 and 3,231,543 and 3,726,543 respectively for the three-month and nine-month periods ended September 30, 2007.

Stock Compensation

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of SFAS 123R on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended September 30, 2007 and September 30, 2008 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

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

Inventories consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Raw materials	$964,415	$780,979
Finished goods	742,754	779,005
Valuation allowance	(98,972)	(84,604)
Net Inventory	$1,608,197	$1,475,380

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $2,105 and $4,631 for the three-months ended September 30, 2008 and September 30, 2007 and $7,998 and $17,597 for the nine-months ended September 30, 2008 and 2007, respectively. Accumulated amortization of deferred financing costs as of September 30, 2008 and 2007 was $670,626 and $657,997, respectively.

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

The following table shows the changes in the aggregate product warranty liability for the nine-months ended September 30, 2008:

Balance as of December 31, 2007	$89,809
Less: Payments made	(12,618)
Change in prior period estimate	633
Add: Provision for current period warranties	52,557
Balance as of September 30, 2008	$130,381

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (Ltd). Comprehensive loss as of September 30, 2008 and 2007 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net loss	$(670,293)	$(526,490)	$(1,539,408)	$(1,735,105)

Other comprehensive income:
Foreign currency translation adjustment	90,138	(28,095)	92,509	(63,023)
Total other comprehensive income	90,138	(28,095)	92,509	(63,023)
Comprehensive loss	$(580,155)	$(554,585)	$(1,446,899)	(1,798,128)

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interests in subsidiaries held by parties, other than the parent, and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (ii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, (iii) that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and (iv) that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designed and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issue for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement is not expected to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on our financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on our financial position.

2. Issues Affecting Liquidity and Management’s Plans

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $1,707,000 and $1,421,000 during the nine-months ended September 30, 2008 and 2007, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions continue to be implemented by the Company including acquiring alternative suppliers for raw materials and analyzing more efficient manufacturing processes. The Company, until recently, had seen results from these reductions, as well as other cost reduction plans through 2008. However, recent increases in fuel costs have forced the Company to absorb raw material increases. The Company expects that part of this increase will be offset by customer price increases effective January 1, 2009.

Additionally, the Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company is in the process of aggressively seeking to raise capital and is exploring financing availability and options with investment bankers, funds, private sources, members of management and existing shareholders. The Company has implemented measures to preserve its ability to operate, including organizational changes, deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangement. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

On March 7, 2008, the stockholder amended the original loan agreements to extend the payback dates to December 31, 2009. The original loan agreements, dated March 28, 2002 and March 14, 2003, were due and payable on December 31, 2003 and December 31, 2004. Previously, the stockholder waived the funding requirement mandating maturity as such time as the Company raised an additional $7.0 million over the $3.5 million previously raised in the Company’s private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. As of September 30, 2008, the Company had drawn the entire $6.1 million of the available funds, together with an additional $150,000.

The Company anticipates increased cash flows from 2009 sales activity; however revenue from new sales have been offset from a possible permanent loss of two significant accounts, which are under customer review and negotiation with the Company, thus, additional cash will still be needed to support operations. If additional capital is not raised, budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company will have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2008. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3. Common Stock

On July 8, 2008, the Board of Directors agreed to extend the expiration date by six months of a loan of $123,750, interest-bearing at a rate of 5.63% per annum and collateralized by 300,000 shares of the Company’s common stock, made to Richard C. Ford, a former member of management, on July 25, 2001. As extended, the loan matures on January 8, 2009. Should the loan remain unpaid at that time, the company will review the options of either collecting the collateral or extending the loan.

On July 21, 2008, the Board of Directors agreed to receive from Alan Sandler, an executive officer, a stock certificate for 260,000 shares of our common stock, which served as collateral for a loan in the principal amount of $97,500 made to him in July 2001 as satisfaction for the principal amount of the loan. Accrued but unpaid interest in the amount of $39,000 at September 30, 2008 remains outstanding.

4. Stock Options

On August 6, 2008, the Board of Directors awarded Mr. Sandler 100,000 employee stock options to purchase common stock at a price of $0.30 for consideration of service to the Company as Vice President and Chief Administrative Officer. The options will vest over two years and expire on August 5, 2018.

During the three-month and nine month periods ended September 30, 2008, the Company recognized compensation expense of approximately $45,000, the majority of which was an expense associated with the granting of warrants. During the three-month and nine month periods ended September 30, 2007, the Company recognized compensation expense of approximately $35,000 and $66,000 respectively. On February 5, 2008, the Company recorded an expense of $45,000 related to 225,000 warrants granted with an average exercise price of $1.25 and an expiration of February 5, 2018. During the nine-month period ended September 30, 2007, approximately $22,000 of shareholder notes receivables were written-off and expensed. The notes receivables originated approximately ten years ago between the Company and four former employees or subcontractors and have been disputed by each of the parties. At September 30, 2008, approximately 2,655,739 warrants with an average exercise price of $1.28 remain outstanding and were fully vested.

For the three-month and nine-month periods ended September 30, 2008, the Company recorded stock-based compensation expense of $14,492 and $35,145, related to unvested employee stock options. For the three-month and nine-month periods ended September 30, 2007, the Company recorded stock-based compensation expense of $1,011 and $9,258.

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

A summary of the Company’s stock option plans as of September 30, 2008, and changes during the nine month period then ended is presented below:

	Nine Months Ended September 30, 2008
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,766,900	$2.65
Options granted	640,000.28
Options exercised	—	—
Options cancelled	54,000	1.35
Options expired	2,500.38
Options at end of period	2,350,400	$2.04
Options exercisable at end of period	1,514,150	$2.98

A summary of the Company’s stock option plans as of September 30, 2008, and changed during the three month period then ended is presented below:

	Three Months Ended September 30, 2008
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	2,277,900	$2.12
Options granted	125,000.32
Options exercised	—	—
Options cancelled	50,000	1.17
Options expired	2,500.38
Options at end of period	2,350,400	$2.04
Options exercisable at end of period	1,514,150	$2.98

Changes in the Company’s unvested options for the nine months ended September 30, 2008 are summarized as follows:

	Nine Months Ended September 30, 2008
	Number of Options	Weighted Average Exercise Price
Options unvested at beginning of period	261,250	$.77
Options granted	640,000.28
Options vested	11,000.43
Options cancelled	54,000	1.35
Options unvested at end of period	836,250	$.35

Changes in the Company’s unvested options for the three months ended September 30, 2007 are summarized as follows:

	Three Months Ended September 30, 2008
	Number of Options	Weighted Average Exercise Price
Options unvested at beginning of period	770,000	$.35
Options granted	125,000.32
Options vested	28,750.40
Options cancelled	30,000.45
Options unvested at end of period	836,250	$.35

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .21 – $ 1.70	1,825,900	5.29	.65	989,650	$.91
1.86 – 4.50	174,500	3.27	2.38	174,500	2.38
8.50 – 9.25	350,000.59		9.14	350,000	9.14
Totals	2,350,400	4.63	$ 2.04	1,514,150	$2.98

A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

A summary of the Company’s warrant activity as of September 30, 2008 and changed during the nine and three month periods then ended is presented below:

	Nine months ended September 30, 2008
	Weighted Average Exercise
	Options	Price
Warrants outstanding at the beginning of period	1,869,643	$1.25
Granted	1,391,096	1.25
Exercised	—	—
Expired	605,000	1.10
Warrants outstanding at end of period	2,655,739	$1.28

	Three months ending September 30, 2008
	Weighted Average Exercise
	Options	Price
Warrants outstanding at the beginning of period	2,521,706	$1.28
Granted	134,033	1.25
Exercised	—	—
Expired	—	—
Warrants outstanding at end of period	2,655,739	$1.28

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$ .80 – $1.25	2,505,739	4.17	$1.24
2.00 – 2.25	150,000.34		2.00
Totals	2,655,739	4.05	$1.28

5. Notes Payable to Stockholder

As of September 30, 2008, the Company had drawn $6.1 of the $6.1 million from the available line-of-credit, provided by a stockholder, who is also a Board Member, of the Company (see Note 2), together with an additional $150,000. Amounts drawn bear interest at the prime rate minus one-quarter percent (4.50% as of September 30, 2008) payable monthly and become due and payable on December 31, 2009; or until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company’s recent private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs.

During the nine months ending September 30, 2008, the Company received advances totaling $520,000 from two members of the board. In March and May, 2008, these loans were converted into common shares.

For the three-months ended September 30, 2008 and 2007, the Company recorded approximately $68,000 and $120,000, respectively; and for the nine-months ended September 30, 2008 and 2007 the Company recorded approximately $243,000 and $373,000, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6. Commitments and Contingencies

Sales to two customers individually accounted for approximately 20% and approximately 16% (for a total 36%) of the net sales for the nine-months ended September 30, 2008.

7. Subsequent Events

During October 2008, we issued 300,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock as compensation valued at $159,000 to an investor relations firm as compensation to their services to us under the terms of a one year agreement. The warrants have an expiration date of October 1, 2013, and warrants to purchase 175,000 shares of common stock are exercisable at $0.75 per share and warrants to purchase 175,000 of common stock are exercisable at $1.25 per share. Inasmuch each of the recipient was an accredited or otherwise sophisticated investor, the issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led our independent registered public accounting firm Webb & Company P.A. to include a statement in its audit report relating to ours audited consolidated financial statements for the years ended December 31, 2007 and December 31, 2006 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, financing operations, warranty obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect us more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We provide for potential uncollectible accounts receivable based on customer specific identification and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

The policy for determining past due status is based on the contractual payment terms of each customer, which is generally net 30 or net 60 days. Once collection efforts by us and our collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Estimation of product warranty cost

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Estimation of inventory obsolescence

We provide for estimated inventory obsolescence or unmarketable inventory in amounts equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of long-lived assets

We periodically evaluate the recoverability of the carrying amount of our long-lived assets under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors that we consider in making this evaluation include estimating the undiscounted net cash flows estimated to result from the assets over their remaining useful life. Should our estimates of these factors change, our results of operations and financial condition could be adversely impacted.

Revenue recognition

Revenue is recognized when earned. Our revenue recognition policies are in compliance with the provisions issued in SAB No. 104, Revenue Recognition in Financial Statements. Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation us are shipped, when there are no uncertainties surrounding customer acceptance and for which liability is reasonably assured. We provide for sales returns based on an historical analysis of returns. The estimate is updated for current return activity and the provision is adjusted accordingly. Should actual returns exceed management’s estimates, the provision may require further adjustment and accordingly, net sales may decrease.

Product returns

Consistent with industry practices, we may accept limited product returns or provide other credits in the event that a distributor holds excess inventory of our products. During the three-months ended September 30, 2008 and September 30, 2007, product returns totaled $16,353 and $4,316, respectively. During the nine-months ended September 30, 2008 and 2007, product returns totaled $34,268 and $7,910, respectively. Increased product returns during 2008, over 2007, was primarily attributable one customer’s excess inventory purchases acquired during 2007. Our sales are made on credit terms, which vary depending on the nature of the sale. We believe we have established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables. However, there can be no assurance that actual returns and uncollectible receivables will not exceed our reserves.

General

Sales of the Company’s products, the puraDYN® bypass oil filtration system and replaceable filter elements will depend principally upon end user demand for such products and acceptance of the Company’s products by original equipment manufacturers (“OEMs”). The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company’s products is subject to a high degree of uncertainty. Developing market acceptance for the Company’s existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products. As a result of our limited resources, to date we have not had adequate funds available to undertake these necessary marketing efforts.

Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $15 billion potential market, based upon figures supplied by The Rhein Report, a diesel engine industry consulting, publishing and market research company. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

•	A competitively priced, value-added product based on an advanced, patented technology;
•	An alternative solution to the rising costs and national concerns over dependence on foreign oil ; and
•

Providing an operational maintenance solution to end users in conjunction with existing and reasonably foreseeable federal environmental legislation such as new regulation affecting diesel engines and diesel fuels, mandating cleaner diesel engines that went into effect January 1, 2007. Additional and more stringent legislation is anticipated in 2010.

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a nationwide distribution network that will not only sell but also install and support our product. We currently have approximately 140 active distributors in the U.S. and internationally. The number of distributors will constantly change as we add new distributors as well as when OEMs come onboard with their distribution network.

Additionally, in late 2005 we began to focus our sales and marketing efforts to target industries more open to innovative methods to reduce oil maintenance operating costs. These industries were searching for new and progressive ways to maintain their equipment, including bypass oil filtration.

This strategy includes focus on:

•	The expansion of existing strategic relationships we have with John Deere, Western Star and other;
•

Continued development and expansion of our distribution network with distributors who are trained by us and stock inventory in order to establish a sales- and service-oriented nationwide infrastructure;

•	Continuing to target existing and new industrial/construction equipment fleets and major diesel engine and generator set OEMs;
•	Creating customer ‘pull-through’, a sustained level of request for our product on the OEM level; and
•	Converting customer evaluations into sales, both immediate and long term.

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

•

In September 2008, we announced that Avis Budget Group will be installing the Puradyn system as standard equipment on its fleet of 300+ heavy duty buses. Avis is the first in the car rental industry to use bypass oil filtration.

•

In August 2008, we announced that John Deere Forestry Division is factory-installing Puradyn systems in Joensuu, Finland on equipment to be utilized in Russia and other countries where high sulfur fuel is used.

•

During 2008 received initial and repeat orders from the Foreign Military Sales program, the government-government method for selling U.S. defense equipment, services, and training, to supply the Puradyn systems for the line haul fleet.

•	In July 2008 we received a contract from the U.S. Army to supply the Puradyn system to outfit JERRVvehicles used in combat in Iraq and Afghanistan.
•	In April 2008, an international distributor placed purchase orders totaling over $1.1 million for shipment over 2008 and 2009. This is the Company’s first order to date of this magnitude.
•	The November 2007 announcement that a fleet of 100 trucks have exceeded 100 million miles without an oil-related oil change during the course of an eight-year period using the Puradyn system.
•

In June 2006, the U.S. Department of Energy announced final results of a three-year test conducted on the benefits, cost, and engine oil consumption analyses of bypass oil filtration technology that showed 89% oil savings using Puradyn bypass technology on heavy-duty diesel engines and sports utility vehicles.

We believe that the renewed interest shown in the technology of bypass oil filtration as an economic alternative to significantly rising oil prices, dependence upon foreign oil, with the added benefit of being environmentally beneficial, will timely and favorably position the Company as a manufacturer of a cost efficient “green” product. Sales appear to be some-what comparable from the first nine months of 2008 as compared to the first nine months of 2007 as a result of one of our largest customers postponing purchases while awaiting installation of new maintenance tracking and reporting procedures. However, excluding this customers decrease in sales, of approximately $297,000, total consolidated sales have actually increased by approximately $78,000 or approximately 3%. We also believe that industry acceptance resulting in sales will continue to grow in 2008; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues.

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

We believe international sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the Puradyn system requires to verify oil condition. In the first nine months of 2008, total international sales accounted for approximately 57% of the Company’s consolidated net sales as compared to 60% for the first nine months of 2007. As discussed elsewhere herein, we believe that the decline in international sales in the current fiscal year is attributable to competition from a former employee in the U.K.

Until late 2005, we were focused on retail sailed in order to maintain revenue stream and cash flow. While this was necessary to generate market awareness and industry penetration, it was also extremely costly with respect to company resources. The progress made with a few major accounts, distributors and OEMs allowed us to start concentrating our efforts to expand our relationships with these OEMs.

Optimizing our limited resources will be key to accomplishing our goals. We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the major accounts using our system. To accomplish these tasks, we will need to add appropriate sales and marketing support to be sure our distributors and customers are served. At this time, we anticipate the need for at least two salespersons and one sale support person. We will be adding application engineers and product engineers as we grow our OEM account list. A second application engineer and product engineer will be needed as we add our third OEM. The expansion into the OEM area, even though it is very demanding due to response need to meet their needs, is also rewarding in the aspect that it provides a steady flow of material requirements for our manufacturing area giving us more stability in manufacturing personnel, a stronger supply chain with steady production, economics of scale and the ability to better utilize our overhead with higher average material turn rates.

As described elsewhere herein, we continue to address our liquidity and working capital issues as we continue to seek to raise additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these costs reductions will impact our results of operations during the balance of 2008 and beyond. We are also reviewing cost of material increases, some of which were passed through to our customers as product price increases beginning January 2008. These price increases were generally limited to market conditions, but will continue to be applied each January and were in the range of 4% to 7%.

Results of Operations for the Three-months Ended September 30, 2008 Compared to the Three-months Ended September 30, 2007

The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the three-months ended September 30, 2008 to the three-months ended September 30, 2007:

(in thousands)	Three Months Ended September 30,
	2008	2007	Change
Net sales	$597	$819	$(222)

Costs and expenses:
Cost of products sold	538	713	(175)
Salaries and wages	258	252	6
Selling and administrative	398	263	135
Total costs and expenses	1,194	1,228	(34)
Other (expense) income:
Interest income	1	10	(9)
Interest expense	(74)	(127)	53
Total other expense	(73)	(117)	44

Net loss	$(670)	$(526)	$(144)

Net Sales

The following table outlines details related to sales and sales returns and the amount of increase or decrease reflected in net sales in comparing the three-months ended September 30, 2008 to the three-months ended September 30, 2007:

(in thousands)	Three Months Ended September 30,
	2008	2007	Change
Gross sales	608	838	(230)
Sales returns and allowances	(11)	(19)	8
Net Sales	597	819	(222)

US domestic sales	287	385	(98)
US international sales	222	93	129
UK sales	88	341	(253)
Net Sales	597	819	(222)

Rentar sales (included in above)	0	4	(4)

Net sales decreased by approximately $222,000 or 27% from approximately $819,000 in 2007 to approximately $597,000 in 2008.

Sales to three customers individually accounted for approximately 16%, 11% and 10% (for a total 37%) of net sales for the three-months ended September 30, 2008. Sales to two customers accounted for approximately 27% and 15% (for a total of 42%) of the consolidated net sales for the three-months ended September 30, 2007. Rentar sales, which have been declining, as the Company is no longer a distributor for this product, decreased approximately $4,000. The UK subsidiary’s net sales decreased by approximately $253,000, or approximately 74%, from approximately $341,000 for the three-month period ended September 30, 2007 compared to approximately $88,000 for the three-month period ended September 30, 2008. Sales to their top customer has decreased during the three months ending September 30, 2008 and were approximately 51% of their net sales, as compared to approximately 65% for the three-months ending September 30, 2007. We believe that the marketing of a competitive product to our customers by our former UK Managing Director has contributed to a decline in its international sales volume. Legal action is now being reviewed given the contractual obligations of the former employee and customers are being advised that the competing product does not meet the standards of the Puradyn filters.

We implemented a price increase of approximately 4% on our main product lines, which was effective January 1, 2008. These price increases had the result of increasing our net sales on those products for the three months ended September 30, 2008 by approximately $24,000. The mix of product sold during the three months ending September 30, 2008 changed slightly as approximately 50% of sales were comprised of unit sales. During the same period in 2007, unit sales consisted of approximately 48% of total sales.

Cost of Products Sold

Cost of products sold decreased by approximately $175,000 or 25% from approximately $713,000 in 2007 to approximately $538,000 in 2008. Cost of products sold, as a percentage of sales, increased from approximately 87% for the nine-months ended September 30, 2007 to approximately 90% for the nine-months ended September 30, 2008. The majority of the decrease in cost of goods sold is attributable to the 27% decline in net sales. The increase in cost of goods sold, as a percentage of sales, is attributable to increases in cost of raw materials. There were also decreases attributable to reductions in inventory shrinkage, indirect factory wages and freight out expenses of approximately $72,000, $26,000 and $11,000 respectively. Additionally, in accordance with a UK Master Distributor agreement, the company was reimbursed approximately $10,000 of their manufacturing expenses. These decreases were offset by increases in inventory allowance and warranty expense of approximately $96,000 and $12,000 respectively. Eliminating the reserve changes and the reimbursement, cost of products sold, as a percentage of sales, would have been approximately 95% for the three-months ending September 30, 2007, as compared to 87% for the three-months ending September 30, 2008.

Salaries and Wages

Salaries and wages increased approximately $6,000, or 2%, as the result of cost of living wage increases. There was a decrease in salaries and wages of approximately $42,000 generated in the U.K. office following the resignation of the U.K. Director in December 2007. This decrease was fully offset by additional salaries and wages expenses incurred in the U.S. office, in the areas of engineering hours, quality personnel, as well as general cost of living salary increases of approximately $2,000, $10,000 and $36,000 respectively.

Selling and Administrative Expenses

Selling and administrative expenses increased by approximately $135,000, or 51%. The majority of the increase was attributable to an increase in exchange rate loss of approximately $155,000, an increase from a gain of approximately $58,000 for the three month period ending September 30, 2007 to a loss of approximately $155,00 for the three month period ending September 30, 2008. There was also an increase in stock based compensation expense of approximately $26,000, the majority of which was attributable to expense associated with the granting of warrants. These increases were partially offset by decreases in travel, entertainment and meals, stock compensation, UK office, and patent expenses of approximately $75,000, $29,000, $18,000, and $16,000, respectively. The majority of the decrease in travel related expense, approximately $55,000, was attributable to reduced travel following the resignation of the U.K. office director. Expenses related to the U.K, office also decreased due to the relocation of the facility to our Master Distributors site in July, 2008, thereby eliminating most of their office expenses.

Interest Income

Interest income for the three months ended September 30, 2008 decreased approximately $9,000 from the comparable period in 2007. This decrease was attributable to a reserve established, effective October 1, 2007, against stockholder loan interest that was previously accruing at approximately $12,000 per quarter.

Interest Expense

Interest expense decreased by approximately $53,000, or 41%, as a result of a decrease in the interest rate. The Company pays interest monthly on the notes payable to stockholder at prime rate less .5%, with rates reset as often as the Federal Reserve changes interest rates, which was a weighted average rate of 4.77% as of September 30, 2008 as opposed to 7.75% as of September 30, 2007.

Results of Operations for the Nine-months Ended September 30, 2008 Compared to the Nine-months Ended September 30, 2007

The following table sets forth the amount of increase or decrease represented by certain items reflected in the our condensed consolidated statements of operations in comparing the nine-months ended September 30, 2008 to the nine-months ended September 30, 2007:

(in thousands)	Nine Months Ended September 30,
	2008	2007	Change
Net sales	$2,153	$2,372	$(219)

Costs and expenses:
Cost of products sold	1,805	2,073	(268)
Salaries and wages	765	777	(12)
Selling and administrative	882	818	64
Total costs and expenses	3,452	3,668	(216)

Other income (expense):
Interest income	2	31	(29)
Interest expense	(243)	(470)	227
Total other expense	(241)	(439)	198
Net loss	$(1,540)	$(1,735)	$195

Net Sales

The following table outlines details related to sales and sales returns and the amount of increase or decrease reflected in net sales in comparing the nine-months ended September 30, 2008 to the nine-months ended September 30, 2007:

(in thousands)	Nine Months Ended September 30,
	2008	2007	Change
Gross sales	2,134	2,416	(282)
Sales returns and allowances	19	(44)	63
Net Sales	2,153	2,372	(219)

US domestic sales	918	960	(42)
US international sales	577	419	158
UK sales	658	993	(335)
Net Sales	2,153	2,372	(219)

Rentar sales (included in sales above)	1	28	(27)

Net sales decreased by approximately $219,000, or 9%, from approximately $2,372,000 in 2007 to approximately $2,153,000 in 2008.

Sales to two customers individually accounted for approximately 20% and 16% (for a total 36%) and 28% and 16% (for a total of 44%) of net sales for the nine-months ended September 30, 2008 and 2007, respectively. Rentar sales, which have been declining, as the Company is no longer a distributor for this product, decreased approximately $31,000. Existing Rentar sales are the result of prior test evaluations. The UK subsidiary’s net sales decreased by approximately $335,000, or approximately 24%, from approximately $993,000 for the nine-month period ended September 30, 2007 compared to approximately $658,000 for the nine-month period ended September 30, 2008. Sales to their top customer has decreased during the nine months ending September 30, 2008 and were approximately $399,000, or 63% of their net sales, as compared to approximately $660,000, or 64% for the nine months ending September 30, 2007. We believe that the marketing of a competitive product to our customers by our former UK Managing Director has contributed to a decline in its international sales volume. Legal action is now being reviewed given the contractual obligations of the former and customers are being advised that the competing product does not meet the standards of the Puradyn filters.

During the nine months ended we implemented a price increase of approximately 4% on our main product lines, which was effective January 1, 2008. These price increases had the result of increasing our net sales on those products for the nine months ended September 30, 2008 by approximately $75,000. The mix of product sold during the nine months ending September 30, 2008 changed slightly as approximately 50% of sales were comprised of unit sales. During the same period ending September 30, 2007, unit sales consisted of approximately 48% of total sales.

In the first nine months of 2008, total international sales accounted for approximately 57% of the Company’s consolidated net sales, as compared to approximately 60% for the nine months ending September 30, 2007.

Cost of Products Sold

Cost of products sold decreased by approximately $268,000, or 13%, from approximately $2,073,000 in 2007 to approximately $1,805,000 in 2008. Cost of products sold, as a percentage of sales, decreased from approximately 87% for the nine-months ended September 30, 2007 to approximately 84% for the nine-months ended September 30, 2008. The majority of the decrease is attributable to the 9% decline in net sales. There were also decreases attributable to reductions in inventory shrinkage, indirect factory wages, factory supplies and freight out expenses of approximately $64,000, $56,000, $12,000 and $11,000 respectively. Additionally, in accordance with a UK Master Distributor agreement, the company was reimbursed approximately $44,000 of their manufacturing expenses. These decreases were offset by increases in inventory allowance and warranty expense of approximately $87,000 and $33,000 respectively. Eliminating the reserve changes and the reimbursement, cost of products sold, as a percentage of sales, would have been approximately 80% for both the nine-months ending September 30, 2007 and 2008.

Salaries and Wages

Salaries and wages decreased approximately $12,000 or 2%. This decrease is the result of a decrease in salaries and wages of approximately $61,000 generated in the UK office, as the UK Director resigned December 1, 2007. This decrease was partially offset by additional salaries and wages expenses incurred in the US office, in the areas of engineering hours and quality personnel of approximately $5,000 and $29,000 respectively, as well as cost of living increases of approximately $39,000.

Selling and Administrative Expenses

Selling and administrative expenses increased by approximately $64,000 or approximately 8% from approximately $818,000 for the nine months ended September 30, 2007 to approximately $882,000 for the nine months ended September 30, 2008. The majority of the increase was attributable to an increase in exchange rate loss of approximately $247,000. There was also an increase in stock based compensation expense of approximately $26,000, the majority of which was attributable to expense associated with the granting of warrants. These increases were partially offset by decreases in travel, entertainment and meals, bad debt, patents, depreciation and a reimbursement of expenses from the UK Master Distributor of approximately $108,000, $23,000, $18,000, $17,000 and $29,000, respectively. The majority of the decrease in travel related expense was attributable to reduced travel following the resignation of the U.K. office director. Expenses related to the U.K. office also decreased due to the relocation of the facility to our Master Distributor’s site in July, 2008, thereby eliminated most of their office expenses. Bad debt expense decrease was primarily attributable to the reserves established for one delinquent international customer, which the company reserved the sale during the quarter ending December 31, 2007.

Interest Income

Interest income decreased approximately $29,000, from income of approximately $31,000 for the nine-month period ending September 30, 2007 to approximately $2,000 for the nine-month period ending September 30, 2008. This decrease is attributable to a reserve established, effective October 1, 2007, against shareholder loan interest that was previously accruing at approximately $12,000 per quarter.

Interest Expense

Interest expense decreased by approximately $227,000, or approximately 48%. Approximately $80,000 of this increase is attributable to a reserve established during the period ending September 30, 2007, toward the accumulation of interest recorded on a shareholder note receivable. Approximately $147,000 of the decrease is due to a decrease in the interest rate on the outstanding balance of the stockholder notes payable. We pay interest monthly on the notes payable to stockholder at prime rate less .5%, with rates reset as often as the federal reserve changes interest rates, which was a weighted average of 4.8% as of September 30, 2008, as compared to 7.75% as of September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of approximately $198,000 as compared to cash and cash equivalents of approximately $112,000 at December 31, 2007. At September 30 2008, we had working capital of approximately $753,000 and our current ratio (current assets to current liabilities) was 1.49 to 1. At December 31, 2007 we had working capital of approximately $366,000 and our current ratio was 1.20 to 1. The increase in working capital and current ratio is primarily attributable to the increases in cash (approximately $85,000), inventories (approximately $133,000) and prepaid assets which includes prepaid oil analysis, rent and vendor deposits (approximately $39,000) and a decrease in accounts payable (approximately $381,000) offset by a decrease in accounts receivable (approximately $116,000) and increases in accrued liabilities which represents deferred salaries and benefits, warranty expense, interest expense and estimated recurring vendor expenses of approximately $131,000.

We have incurred net losses each year since inception and at September 30, 2008 we had an accumulated deficit of $47,364,618. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During 2007, we raised a total of $1.475 million in capital from an institutional investor and current stockholders and during the nine months ended September 30, 2008 we raised an additional $1.7 million. In addition, as of September 30, 2008, we owe our CEO $6.25 million for funds he has advanced to us from time to time for working capital. Interest expense on this loan was approximately $243,000 for the nine months ended September 30, 2008.

We do not currently have any commitments for capital expenditures. Currently, without additional equity investments, we expect our operating cash flows will suffice through December 31, 2008. While we anticipate cash flows from 2008 sales activity, cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. In addition, as set forth above, we owe our CEO $6.25 million which is due on December 31, 2009 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our CEO will extend the due date. We continue to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of its assets to continue as a going concern through 2008. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our company.

Operating activities

For the nine-month period ended September 30, 2008, net cash used in operating activities was approximately $1,707,000, which primarily resulted from the net loss of approximately $1,539,000 and secondarily from reductions in accounts payables, increases in inventories and prepaid expenses of approximately $381,000, $152,000 and $39,000 respectively., which were partially offset by a decrease in accounts receivables of approximately $123,000 and an increase in accrued liabilities of approximately $131,000. For the nine-month period ended September 30, 2007, net cash used in operating activities was approximately $1,421,000, which primarily resulted from the net loss of approximately $1,735,000 and secondarily from increase in inventory reserves and prepaid expenses of approximately $68,000 and $67,000 respectively., which were partially offset by an increase in accounts payable of approximately $68,000 and a decrease in accounts receivables of approximately $57,000.

Investing activities

For the nine months ending September 30, 2008, net cash used in investing activities was approximately $24,000 and represents purchases of property and equipment, with approximately $12,000 relating to the purchase of tooling. For the nine months ending September 30, 2007, net cash used in investing activities was approximately $32,000 and represents purchases of property and equipment, with approximately $21,000 relating to the purchase of tooling and approximately $11,000 relating to the purchase of office and computer equipment.

Financing activities

Net cash provided by financing activities was approximately $1,717,000 for the period, due to $1,720,000 of net proceeds received from stock issued for cash. During the nine month period ending September 30, 2007, net cash provided by financing activities was approximately $1,566,000 for the period, due to net proceeds of $1,475,000 in a private placement offering and $28,500 from the exercise of employee stock options, net of repayment of notes payable to stockholders.

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

Impact of inflation and foreign currency translation gains and losses

Inflation has not had a significant impact on our operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the end users cost/benefit analysis as to the use of our products.

The financial statements of our U.K. subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The impact of fluctuations in foreign currency has recently been somewhat significant during the 2008 period, resulting in a loss of approximately $247,000, or 28% of selling and administrative expense for the nine-months ending September 30, 2008, with approximately $155,000 of that loss occurring during the three month period ending September 30, 2008.. The exchange rate, the British pound to the U.S. dollar fluctuated from 2.00 on December 31, 2007 to 1.82 on September 30, 2008 as compared to 1.93 on December 31, 2006 to 2.05 on September 30, 2007.

Off Balance Sheet Financing

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

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

As of the Evaluation Date, our CEO and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable for a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July and August 2008, we received proceeds of $100,000 and $50,000, respectively, from two accredited investors for the purchase of 384,615 and 151,515 shares of common stock, respectively, at $0.26 and $0.33 per share, respectively. As part of the offering, we issued warrants to purchase 96,154 and 47,349 shares of common stock, respectively, at an exercise price of $1.25 on or prior to July 31, 2013 and August 25, 2013, respectively. The transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED
Date: November 14, 2008	By	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer
Date: November 14, 2008	By	/s/ Cindy Lea Gimler
Cindy Lea Gimler, Chief Financial Officer