Form 10-K
period 2008-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2009-04-13
CIK 1019787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________
COMMISSION FILE NUMBER: 0-29192

PURADYN FILTER TECHNOLOGIES INCORPORATED
(Name of registrant as specified in its charter)

DELAWARE	14-1708544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2017 HIGH RIDGE ROAD, BOYNTON BEACH, FLORIDA	33426
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:	561 547 9499

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
NONE	NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $.001 PER SHARE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,428,849 on June 30, 2008.

Indicated the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 37,962,488 shares of common stock are issued and outstanding as of April 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

SIGNATURES

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to operate as a going concern and to raise sufficient capital to fund its operations, acceptance of the Company’s products, the Company’s dependence on distributors and a few significant customers, risks associated with international operations and international distribution and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Part I. Item 1A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

          Our website is www.puradyn.com. The information which appears on our website is not part of this report.

          When used in this annual report, the terms “Puradyn”, “the Company”, “we,” “our,” and “us” refers to Puradyn Filter Technologies Incorporated, a Delaware corporation, and our subsidiary.

PART I

ITEM 1.	BUSINESS.

The Company

          Puradyn Filter Technologies Incorporated designs, manufactures, markets and distributes worldwide the puraDYN® bypass oil filtration system (the “Puradyn”) for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. Working in conjunction with an engine’s full-flow oil filter, the Puradyn system cleans oil by continually removing solid, liquid and gaseous contaminants from the oil through a sophisticated and unique filtration and evaporation process. For engine lubricating oil, our filters incorporate an additive package. Because Puradyn filtered lubricating oil is kept in a continually clean state, our system has been used effectively to extend oil-drain intervals and to extend the time between engine overhauls. We are the exclusive manufacturer of the disposable replacement filter elements (“Element”) for the Puradyn.

We operate through:

•	Puradyn Filter Technologies Incorporated – parent company
•	Puradyn Filter Technologies, Ltd. (“Ltd.”, “Puradyn, Ltd”) - a wholly owned subsidiary established in 2000.

Products

          The core product, the patented Puradyn bypass oil filtration system, is offered in two models, TF and PFT, and can be attached to almost any engine and hydraulic system. The concept of bypass filtration is similar to a dialysis machine that filters blood to rid it of impurities, keeping the oil continually clean. Whenever the engine or machinery is operating, the Puradyn is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as gaseous and liquid contaminants, while protecting the engine or hydraulic equipment from harmful wear caused by contaminants in the oil. Additive packages in which chemicals are added to the filtering media replenish spent additives in the oil, helping to maintain the oil’s proper chemical balance and viscosity.

          The condition of the oil is monitored through use of a simple oil analysis sample taken in lieu of performing a regularly scheduled oil change. If the sample results, typically received in 5 to 7 days, show that the condition of the oil is considered good for continued use, only the Puradyn replacement element is to be changed – there is no need to change the oil if it is clean.

          Consequently, the Puradyn significantly reduces maintenance costs by decreasing oil consumption, engine wear and certain other types of general maintenance as well as reducing environmental concerns and costs associated with the storage and disposal of waste oil. These potential savings are achieved from utilizing the Puradyn, which generally has a relatively short payback period of, on average, six to fourteen months, depending upon the application.

          The Puradyn system is currently manufactured in six different sizes suitable for placement on engines or equipment with oil sump capacities ranging from a minimum of 8 to a maximum of 300 quarts. The later generation PFT model offers the same benefits and features of the original TF model, with the added enhancements of easier serviceability and the main component of the system being more corrosion-resistant.

          All Puradyn systems are compatible with virtually all standard and synthetic oils on the market and they work with engines using gasoline, diesel, propane or natural gas. The Puradyn system cannot be used on engines that do not have a pressurized lubricating system, and none of the products can be used on any engines that mix oil with fuel.

          We also manufacture and distribute Elements for the Puradyn system. Depending upon the application, we generally recommend that the Element be replaced at the engine manufacturer’s recommended/approved periodic oil change interval or as oil analysis dictates. The type of Element used also depends upon the specific type of engine or hydraulic application. A customer can change the Element and take the required oil sample in approximately five to ten minutes.

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

          The Company has implemented patented and/or proprietary technology in the filter Elements that provides several advantages including:

•

An additive package in which pelletized chemicals are added to the filtering media to replenish additives in the oil. This additive package helps to maintain the oil’s chemical balance and viscosity. In 2006, the Company re-engineered the additive package to be compatible with new oils designed to meet EPA 2007 on-highway exhaust emission standards, and be simultaneously backwards-compatible with all older API diesel lubrication oil service categories.

•

In late 2009, the Extreme Duty (XD) Element, specifically formulated to meet the needs of diesel engine lubricating oils operating in the harsh environments, is targeted to receive enhancements to its additive package. The new XD filter element, with an increased additive package level, will address the next level of emissions reduction beginning in 2010.

•

CGP® Extended Life Filter Element containing a patent-pending process for chemical grafting. This technology improves the attraction and retention of soot and other solid contaminants to the packed cotton filter material. CGP technology was developed over a three-year period inclusive of laboratory and field-testing. Consolidated results from across the country show that test vehicles averaged more than 1,000,000 miles without the need for a traditional oil change.

•	Ease of maintenance: The filter Element can be replaced in a matter of seconds.

•

In late 2009, the Extreme Duty (XD) Element, which is specifically formulated to meet the needs of diesel engine lubricating oils operating in the harsh environments, is targeted to receive enhancements to its additive package. The new XD filter element, with an increased additive package level, will address the next level of emission reduction beginning in 2010.

          When the Element is changed, an insignificant amount of make-up oil is added to replace any oil retained in the used

Element or consumed during the normal engine combustion process. The Company’s performance warranties require the user to change the Puradyn filter element and take a small sample of the oil for submission to an oil-testing laboratory at the same intervals that the original equipment manufacturer (“OEM”) recommends for an oil change, or as oil analysis dictates (See “Warranties”). The oil analysis allows end users to monitor oil quality and, to some degree, engine condition and provides a trend and timeline for both the Company and end user should a problem arise.

          The Puradyn has no moving parts and consequently requires no significant ongoing maintenance. As long as Elements are changed at the recommended intervals and other standard preventive maintenance procedures such as changing factory full flow and air filters and oil analysis are completed, the Company believes the Puradyn will perform as designed.

          We are also distributor for the MotorCheck™ On-Site Oil Analysis. The analyzer combines optical emission and infrared oil analysis with optional viscometer within a desktop-sized enclosure for fast, accurate fluid analysis.

Warranties

          The Puradyn carries a six-month ‘money-back’ performance guarantee, and is currently warranted to the original user to be free of defects in material and workmanship for five years with unlimited miles/hours, with a one-year limited warranty on the heating element.

          For the Company’s performance guarantee and warranties to remain in effect, users must, among other things, maintain a record of the laboratory oil analysis results. To date, there have been no significant warranty claims, although there can be no assurances that such a trend will continue.

          The Company has received letters from several OEMs including Deere & Company, Detroit Diesel Corporation, Caterpillar, Inc., Ford Motor Company, Mack Trucks, Inc., Cummins Engine Company, Inc., Daimler Chrysler Corporation, which have all stated that the installation and use of the Puradyn does not void their manufacturer warranties unless an engine failure is attributed to the Puradyn. Oil analysis is a standard industry practice endorsed by OEMs and various fleet maintenance organizations and most engine manufacturers will accept oil analyses as alternatives to their recommended oil change intervals.

Marketing

          The Company has established an in-house marketing department.

          The Company’s products are marketed to numerous industries including marine, trucking, agricultural, bus, generator, construction, mining, industrial and a multitude of hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the Company’s primary focus is on the industrial/construction, generator set, marine, and OEM segments.

          Instead of traditional media advertising campaigns, the Company is concentrating instead on direct sales contacts, trade shows, white papers and other methods of demonstration, such as Internet-based marketing, to promote its products, generate awareness and stimulate sales.

          We rely on management’s ability to determine the existence and extent of available markets for our product. Company management have considerable sales and marketing backgrounds and devote a significant portion of their time to sales-related activities.

          One of our marketing strategies is based on creating customer ‘pull-through’, a sustained level of request for our product on the OEM level from end-users. To date, customer pull-through has resulted in a limited number of our systems being factory-installed at individual Kenworth and Freightliner truck facilities.

          Taking a long-term approach, management believes that federal government entities and the U.S. military are markets that can be successfully cultivated, based on the following:

•	2008 contract received from the U.S. Army to supply 70 Puradyn systems to outfit the JERRV, part of MRAP (Mine Resistant Ambush Protected) vehicle family.

•	2008 continuing orders placed by the U.S. Military for installation on new trucks supplied by Freightliner LLC for foreign military sales.
•	2007 National Stocking Number (NSN) assigned to a specific Puradyn system kit to be installed on the U.S. Army’s Mine Protection Vehicle family.
•

2006 final test results from the US Department of Energy, which shows that the systems used in evaluation of the benefits and cost analysis of bypass oil filtration, have produced an estimated savings of 89% in oil usage and purchases when used on heavy-duty diesel engines.

Distribution

          Distributors maintain minimum product inventory levels, maintain a storefront and service bay(s), and retain access to qualified technicians trained by our technical personnel in product installation and service. All distributors must pay in a timely fashion, and with respect to international distributors, the agreements typically establish the minimum dollar amount of inventory to be purchased as well as shipping terms.

          We currently have approximately 105 domestic and 35 international active distributors. However there are additional potential distributors that participate in other programs; such as Freightliner, Western Star, Paccar and John Deere. While not all of these potential distributors actively promote our products, all of these dealers have access to our product and have the capability to sell our product.

          In February 2008 we entered into a Master Distributorship Agreement (International) with Filter Solutions Ltd. pursuant to which we appointed that company as our exclusive master distributor in the U.K., mainland Europe and Ireland, as well as additional future territories which we may agree upon for sales made to end users with fleets of vehicles, users of hydraulic applications for manufacturing processes and distributors who market to end-users with either fleets of vehicles or users of hydraulic applications for manufacturing processes. The distributor agreed to minimum purchases of $900,000 during the first nine months of the term, with successive minimum purchases increasing 15% annually over the previous 12 month annual rate. The agreement was for an initial term of five years with an automatic one year renewal on each anniversary, negotiated for minimum quantities. The agreement could be terminated by either party upon 30 days written notice, or by us without notice upon the occurrence of certain events. In February 2009 FSL terminated the Master Distributorship Agreement due to their financial and economic concerns. Due to the changes in the economy and the Company’s ability to service customers from the U.S., we expect any additional future financial impact to be minimal.

          The Company has warehouse distributors located throughout North America and we previously utilize inventory storage space in the U.K. provided by Filter Solutions Ltd., a master distributor. Following the termination of this arrangement in February 2009 they informed the Company that they wanted to focus their sales efforts only within the United Kingdom, as a standard Distributor. Until the Company identifies a replacement, sales in Europe will be administered by Puradyn in the United States. Initially, there could be a shipping delay for European distributors requiring product, however, we expect this to be resolved by earlier order placement in anticipation of longer shipping time. Shipping costs may not be dramatically higher than when the product was dispensed from our U.K. warehouse, as shipping costs from the U.S. was typically already included in the prices charged to the distributors.

          Although this distributor will continue to maintain minimum inventory levels, as do all distributors, the bulk of the inventory held in their warehouse is being returned to the U.S., since customer service and shipments will be administered from the U.S. The remaining distributors are located primarily in South America, Europe and Asia. These distributors purchase product directly from the Company and sell to their existing or new customers. The Company will accept returns of products that are defective at the time of sale to the distributor or prove to be defective during the warranty period. Returns are subject to specific conditions.

          As a significant portion of our products are sold to distributors and end users for use on transportation vehicles, this could unfavorably affect our overall exposure to credit risk as these customers could be affected by potential economic or other conditions.

          Puradyn, Ltd. operates from the U.K. to generate distribution and sales in Europe, the Middle East, the former Soviet Union, South Africa and Scandinavia. There can be no assurance that such distributors will be successful in introducing the Puradyn in their territories as they will face obstacles similar to those the Company and its other distributors have encountered in introducing an innovative technology in their territories. Puradyn, Ltd. has successfully commenced or completed various evaluation programs, including those of two large international generator manufacturers, four truck OEMs, one construction equipment OEM and one diesel engine OEM. One of the world’s largest OEMs of medium-size power generators approved and began purchasing the Puradyn from Puradyn, Ltd. in 2002.

Sales

Direct Sales

          The Company directly and/or with the assistance of its manufacturer’s representatives, distributors or other agents, markets its products directly to OEMs, other distributors and national accounts. Typically larger customers, and some smaller customers, require an evaluation period to operate the system on their equipment. While set for a specific period of time, usually ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment downtime or servicing which may extend the evaluation period. Consequently, the sales period can be relatively long. We believe this evaluation period will continue to be shortened as the Company’s products gain wider acceptance and support from well-known end users and OEMs.

          Currently, our products are being evaluated (in various stages of progress) by numerous potential end users and existing customers including, among others:

•	A major engine OEM
•	A major transmission OEM
•	A road materials handling Company
•	Two leading food companies
•	The U.S. Military
•	Two major long-haul carriers

          In December 2004 we were awarded a new five-year contract on the Vehicular Multiple Award Schedule, New Technologies, which replaced the earlier schedule on which we had currently been. This enables us to offer our Puradyn system to all federal government agencies. The new schedule allows easy access to our products without the usual lengthy bid process to all federal agencies that purchase vehicles, including construction equipment, medium and heavy trucks, waste disposal vehicles, aerial lift vehicles and fire trucks. The contract period is for five years from the date of the award (to December 2009) with three five-year options.

          We are dependent upon sales to a limited number of customers. During 2008 and 2007 two customers together accounted for approximately 34% and 44%, respectively, of the Company’s consolidated net sales. These two customers individually accounted for greater than 10% each of net sales, or approximately $570,000 and $791,000 and approximately $419,000 and $485,000, respectively in 2007 and 2008.

          In 2008, sales to one of our largest international distributors, located in Southeast Asia, represented 18% of our consolidated net sales. In 2002, after extensive testing, one of the world’s largest manufacturers of medium-size power generators purchased over $350,000 of product during that year. This customer accounted for 26% of our 2007 consolidated net sales and 16% of our 2008 consolidated net sales.

          At December 31, 2008 there were four customers, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 16%, 11%, 8%, and 5% of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

          The Company’s sales are made on credit terms, which vary depending on the nature of the sale. The Company believes it has established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables. However, there can be no assurance that actual returns and uncollectible receivables will not exceed the Company’s recorded reserves.

International Sales

          The Company, directly and/or with the assistance of commission-based manufacturer’s representatives, has established primarily non-exclusive distributors and sales representation in various countries, including Denmark, South Africa, Nigeria, United Kingdom, Thailand, Colombia, and others. The ultimate success of these and other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. Total international sales amounted to approximately 55% and 65% of consolidated net sales in 2008 and 2007, respectively.

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

          Since January 2004, we have maintained ISO 9001:2000 certification from the International Organization for Standardization. ISO 9001:2000 is a series of internationally accepted, multi-part quality management systems for industry-wide standardization applied to manufacturing and service organizations. Management believes this certification will reinforce recognition of its tangible commitment to quality control from OEMs and other potential large customers. In November 2008, the Company again completed its recertification audit to retain 9001:2000 certification.

Competition

          Our primary competitors are Premo Lubrication Technologies, Inc., OilGuard, Amsoil Inc., and Oil Purification Systems, Inc. Competitive bypass oil filters produced by other companies in varying degrees address the issues of solid or liquid contaminant filtration through centrifugal design, media filtration or evaporation. However, Puradyn believes that it designs and manufactures the only bypass oil filtration system that incorporates all of the following features which we believe provides us with a competitive advantage:

•	Filtering solid contaminants to below one micron, including enhanced soot retention through the use of a patent-pending process for chemical grafting;
•	Effectively removing harmful gaseous and liquid contaminants through a heated evaporation chamber;
•	Replenishing the base additives;
•	Maintain proper oil viscosity

          In addition, the Puradyn system was the only bypass oil filtration system designated by the California EPA as a ‘Pollution Prevention’ technology during the tenure of its program, which has since been discontinued. The certificate states in part, “The Puradyn® system has been shown to be an effective means of extending engine oil change intervals without adversely affecting engine wear or performance.”

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

Intellectual Property

          The Company owns patents for the Puradyn system; filter Elements, oil flow meter, and two patents for technology, which include a manifold type full-flow filter/bypass filtration unit (side-by-side) in the U.S. and certain other countries. The expiration dates of these patents range from May 2014 to October 2016. The following table provides information on our current U.S. patents.

Patent No.	Description	Date Issued
5,630,912	oil reclamation device with evaporator base and head mounted filter	May 20, 1997
5,591,330	oil filter containing a soluble thermoplastic additive material therein	July 7, 1997
5,639,965	oil reclamation system flow meter	July 17, 1997
5,718,258	releasing additives into engine oil	February 17, 1998
6,139,715	oil reclamation device with vaporization chamber	October 31, 2000

          We believe that the patented technology is especially important on engines built since the enactment of the Clean Air Act of 1992, which requires tighter specifications for diesel engines. We have also applied for and received patents on these technologies in a number of foreign counties.

          We applied for a utility patent application for improved filtration efficiency using CGP®, a process for chemical grafting that can significantly increase the life of the filter Element and further safely extend oil drain intervals. There can be no assurance that such patents will withstand competitive threats to their patentability or, in the case of the redesigned Puradyn, be developed into commercially viable products.

          In 2008, we applied for a new patent for micro-fine filtration. This patent incorporates technology that includes a means to remove liquid and gaseous contaminants within a closed system where the Company’s legacy evaporation chamber may be counter-indicated due to physical or regulatory limitations.

          We have registered the product trademark “Puradyn” in the United States and other countries where the “Purifiner” trademark was registered, and have registered the product trademarks “CGP” and “Keep It Clean!” in the United States.

          We have also obtained the rights to the domain name www.puradyn.com as well as the domain names puradyn.asia, puradyn.org, puradyn.us, puradyn.info and puradyn.biz. As with telephone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use these Internet address; however, there can be no assurance in this regard.

Governmental Influence

          Our products typically do not require any governmental approvals. As part of the certification process under the California Environmental Protection Agency’s Department of Toxic Substances in July 1994 and subsequent re-certifications in July 1998 and August 2003, the Company obtained an Executive Order issued by the State of California Air Resources Board stating that the Puradyn does not reduce the effectiveness of applicable vehicle pollution control systems, and may be installed on all 2002 and older model vehicles with pressure oil systems. While this certification is no longer in use by the California EPA, the Puradyn remains the only technology of its kind to be designated as a ‘Pollution Prevention’ technology.

          2007 emissions standards represented landmark regulations. Today, catalytic converters and particulate traps in addition to using exhaust gas recirculation (EGR) are required to meet these new emission standards. Due to the after-treatment devices and their sensitivity to ash content, the oil industry developed entirely new additive formulations removing any additives that produced ash as a byproduct. In order to be compatible with the new oil formulation, we developed an entirely new additive package for 2007. In addition, this new additive package is backwards-compatible in that it is also compatible with the pre-2007 oils. Both lab and field tests of the newer additive package have demonstrated excellent results and a next-generation additive package is being formulated to meet more-stringent 2010 regulations.

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

          The conservation of energy, oil, and natural resources has become an important part of the 2009 national energy and environment agenda. We believe the new administration’s agenda, which in part, makes the commitment to conserve more oil over the next ten years than the U.S. currently imports from Middle East and Venezuela combined, could result in a mandate of federal fleets to use bypass filtration technology as a means to immediately conserve resources while alternative means of energy and environmental conservation are researched.

Employees

•	At March 27, 2009, the Company had 15 full-time employees, including our executive officers.

          None of the employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

History of our company

          The patents issued on the oil filtration system that, after further development, has evolved into the current Puradyn bypass oil filtration system, were issued in the early 1980’s. The owners of these patents attempted to market and sell the original system under various other trade names, but were not successful. In 1987, T/F Systems, Inc., a Delaware corporation, of which Messrs. Richard C. Ford and Willard H. Taylor (deceased) were equal stockholders, obtained certain limited distribution rights to the Puradyn bypass oil filtration system, previously known as the “Purifiner” in several states from Refineco Manufacturing Company, Inc. Mr. Ford served as an executive officer and director of our company from inception to October 2006. In 1988, T/F Systems, Inc. obtained an option to acquire the exclusive manufacturing and marketing rights to the Purifiner in the event Refineco Manufacturing Company, Inc., and subsequently, Purifiner Distribution Corporation of Chicago, Illinois, were unable to meet their commitments to supply Purifiners to T/F Systems, Inc. As a result of a default, and a failure of the manufacturer to meet this supply commitment, T/F Systems, Inc. obtained the worldwide manufacturing and marketing rights to the Purifiner in 1990.

          In February 1988, we were incorporated in Delaware under the name “Econology Systems, Inc.” On October 16, 1990, the name was changed to “T/F Purifiner, Inc.” We were inactive until 1991, when we obtained the distribution and marketing rights to the Purifiner by virtue of an assignment from T/F Systems, Inc. However, T/F System, Inc.’s ownership of the rights to the Purifiner were contested in court by other third parties who were also manufacturing and marketing a device similar to the Purifiner and using the Purifiner trademark. Eventually, the court ruled in favor of T/F Systems, Inc. with respect to its manufacturing and marketing rights, and in May 1993 all appeals by the other parties were exhausted. During the period of this litigation, we continued to market the Purifiner, but success was limited due to various factors including the pending litigation and the actions by these other parties in the marketplace.

          Prior to December 31, 1995, we were the exclusive distributor and T/F Systems, Inc. was the exclusive manufacturer of the Purifiner. On December 31, 1995, in exchange for any claims we had in the delay damage award, we purchased all operating assets and assumed all operating liabilities of T/F Systems, Inc. except for any benefits and/or liabilities related to a delay damage judgment awarded in December 1994 against the other parties discussed above, and liabilities related to certain stockholder advances made to T/F Systems, Inc. by Messrs. Ford and Taylor.

          On February 4, 1998, the company filed a Certificate of Amendment to its Certificate of Incorporation, which changed its name from T/F Purifiner, Inc. to Puradyn Filter Technologies Incorporated.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

WE HAVE A HISTORY OF LOSSES AND OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2008. For the years ended December 31, 2008 and 2007, we reported net losses of $2,644,547 and $2,441,101. At December 31, 2008, we had an accumulated deficit of approximately $48.5 million. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led our independent registered public accounting firm to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2008 and 2007 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results and it is possible that we will be required to cease some or all of our operations if we are not successful in raising capital as needed. In that event, you could lose your entire investment in our company.

OUR NET SALES ARE NOT SUFFICIENT TO FUND OUR OPERATING EXPENSES AND OUR SALES HAVE REMAINED RELATIVELY FLAT OVER THE PAST SEVERAL YEARS. THERE ARE NO ASSURANCES WE WILL BE ABLE TO INCREASE OUR SALES, IN THE NEAR FUTURE, TO A LEVEL WHICH WILL FUND OUR OPERATING EXPENSES.

We used cash in operations of approximately $2.3 million and approximately $1.8 million in 2008 and 2007, respectively. Our net sales declined approximately 13% for 2008 from 2007 while our operating expenses increased approximately 1%. Our net sales have never been sufficient to fund our operating expenses. During 2008 and in to 2009 we continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these cost reductions will impact our results of operations during the balance of 2009 and beyond. Unfortunately, due to the down turn in the economy and the resultant sales decline, the impact of these actions has thus far been minimal. In addition, we are also reviewing cost of material increases, some of which were passed through to our customers as product price increases beginning January 2009 which we expect to improve our margins in 2009. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company.

WE NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through the issuance of equity and short-term loans. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. At December 31, 2008, we had a working capital of $244,621 as compared to working capital of $365,917 at December 31, 2007. We need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. We do not have any commitments for additional capital and we cannot assure you that any additional capital will be available to us in the future upon terms acceptable to us. Given our history of losses, debt levels and general uncertainties of the capital markets, we face a number of challenges in our ability to raise capital. If we do not raise funds as needed, our ability to provide for current working capital needs, pay our obligations as they become due, grow our company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our company.

WE OWE OUR CHAIRMAN AND CEO APPROXIMATELY $6.4 MILLION WHICH IS DUE BY DECEMBER 31, 2010.

Since March 2002, our CEO has been providing funding to us for working capital on an unsecured basis. At December 31, 2008, we owed him approximately $6.4 million. As extended, this loan is due on December 31, 2010 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our CEO will extend the due date. While the loan is unsecured, this obligation makes it more difficult for us to secure the additional financing we need to fund our operations.

WE RELY ON SALES TO A LIMITED NUMBER OF CUSTOMERS AND THERE ARE NO ASSURANCES THAT THESE CUSTOMERS WILL CONTINUE TO PURCHASE PRODUCTS FROM US.

We are dependent upon sales to a limited number of customers. During 2008 two customers individually accounted for approximately 18% and approximately 16% (for a total of approximately 34%) of our net sales. During 2007 two customers together accounted for approximately 44% of our net sales. We do not have contracts with our customers and the loss of sales from one or more of these customers could materially impact our results of operations in future periods.

The decline in our sales to our largest customer in the U.K., competition from a former employee and the general business downturn during 2008 have already impacted and contributed to the cancellation of our Master Distributor Agreement with FSL. There is no further significant sales decline anticipated in 2009, although the company will be seeking to replace the Master Distributor in Europe. There is a risk that business will not improve appreciably until a new Master Distributor is named.

WE ARE DEPENDENT ON A LIMITED NUMBER OF SUPPLIERS. WHILE WE HAVE IDENTIFIED ALTERNATIVE SOURCES FOR VARIOUS MATERIALS WE USE, A TEMPORARY DISRUPTION IN OUR ABILITY TO PROCURE NECESSARY MATERIALS AND PARTS COULD ADVERSELY IMPACT OUR NET SALES IN FUTURE PERIODS.

A substantial portion of the component parts to our products are manufactured by various suppliers for assembly by us. We believe the relationships with our suppliers are satisfactory and that alternative suppliers are available if relationships falter or existing suppliers should become unable to keep up with our requirements. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers which could result in a loss of sales revenue in future periods.

WE FACE COMPETITION FROM A NUMBER OF COMPANIES AND THERE ARE NO ASSURANCES WE CAN EFFECTIVELY COMPETE IN OUR SECTOR.

There are a number of companies which sell bypass oil filtration systems. Most of our competitors have more capital, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. While we believe that our product is superior in performance to our competitors’ products, there are no assurances our belief is correct. For these and other reasons, our competitors’ products may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY OUR ABILITY TO CONDUCT OUR BUSINESS AS IT IS PRESENTLY CONDUCTED IS IN JEOPARDY.

Our success is heavily dependent on our proprietary technology and we rely on a combination of contractual rights, patents, trade secrets, trademarks and non-disclosure agreements to establish and protect our proprietary rights. There can be no assurances that the steps we take to protect our proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of products with features based upon, or otherwise similar to, our products. In addition, although we believe that any new technology currently in development or patent pending has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that we are correct or that third parties will not assert infringement claims against us in the future. If instituted, there can be no assurances we will have adequate resources to defend a patent infringement or other proprietary rights infringement action. If we are unable to adequately protect our proprietary rights or if other products should be developed which are substantially similar to ours, our ability to continue our operations as they are presently conducted could be in jeopardy and we could be forced to cease operations.

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

          At December 31, 2008, we had 35,838,551 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, were outstanding:

•	3,214,072 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.75 to $2.00 per share; and

•	1,767,900 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $.14 per share to $9.25 per share.

          The issuance of these shares will be dilutive to our existing stockholders, including purchasers of shares in this offering.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A “PENNY STOCK” WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

          As the trading price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

          Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our common stock in the secondary market because few broker or dealers are likely to undertake these compliance activities. Purchasers of our common stock may find it difficult to resell the shares in the secondary market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

          Not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES.

          We lease approximately 25,500 square feet of office and warehouse space in Boynton Beach, Florida from an unrelated third party which serves as our principal executive offices. Under the term of the five year lease which expires on July 31, 2013 we pay rent of approximately $179,000 per year which will increase 3% annually during the term of the lease.

ITEM 3.	LEGAL PROCEEDINGS.

          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

PART II

ITEM 5.	STOCKHOLDER MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          Our common stock is quoted on the OTCBB under the symbol PFTI. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2007
First quarter ended March 31, 2007	$0.96	$0.56
Second quarter ended June 30, 2007	$0.80	$0.40
Third quarter ended September 30, 2007	$0.50	$0.30
Fourth quarter ended December 31, 2007	$0.60	$0.32

Fiscal 2008

First quarter ended March 31, 2008	$0.40	$0.30
Second quarter ended June 30, 2008	$0.31	$0.25
Third quarter ended September 30, 2008	$0.40	$0.20
Fourth quarter ended December 31, 2008	$0.19	$0.13

          On March 30, 2009, the last sale price of our common stock as reported on the OTCBB was $0.28. As of March 30, 2009, there were approximately 301 record owners of our common stock. The transfer agent for the Company’s common stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

Dividend Policy

          The Company has never declared or paid cash dividends on its common stock. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

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

Securities Authorized for Issuance under Equity Compensation Plans

          The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
1996 Stock Option Plan	5,150	$.38	NA
1999 Stock Option Plan	1,647,750	2.16	1,352,250
2000 Non-Employee Directors Plan	110,00	.46	290,000

Plans not approved by stockholders	0	N/A	N/A

          A description of each of these plans is contained later in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

Recent Sales of Unregistered Securities

                    On November 21, 2008 the Company received a loan from Mr. Dominick Telesco, a shareholder, who is also a Board member, in the amount of $100,000 which was converted to 833,333 shares of common stock at a price of $0.12 per share with warrants to purchase 208,333 shares of common stock exercisable at a price of $1.25 per share and an expiration date of November 20, 2013. We used the proceeds for working capital. The investor was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

ITEM 6.	SELECTED FINANCIAL DATA.

                    Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

          Sales of the Company’s products, the puraDYN® bypass oil filtration system and replaceable filter elements will depend principally upon end user demand for such products and acceptance of the Company’s products by OEMs. The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company’s products is subject to a high degree of uncertainty. Developing market acceptance for the Company’s existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products. As a result of our limited resources, to date we have not had adequate funds available to undertake these necessary marketing efforts.

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
•

Providing an operational maintenance solution to end users in conjunction with existing and reasonably foreseeable federal environmental legislation such as new regulation affecting diesel engines and diesel fuels, mandating cleaner diesel engines which first went into effect January 1, 2007. Additional and more stringent legislation is anticipated in 2010.

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

          We continue to focus our sales and marketing efforts to target industries more open to innovative methods to reduce oil maintenance operating costs. These industries were searching for new and progressive ways to maintain their equipment, including bypass oil filtration. This strategy includes focus on:

•	The expansion of existing strategic relationships we have with John Deere, Avis, Western Star and others;

•

Continued development and expansion of our distribution network with distributors who are trained by us and stock inventory in order to establish a sales- and service-oriented nationwide infrastructure;

•	Continuing to target existing and new industrial/construction equipment fleets and major diesel engine and generator set OEMs;
•	Creating customer ‘pull-through’, a sustained level of request for our product on the OEM level; and
•	Converting customer evaluations into sales, both immediate and long term.

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

•	In November 2008 we announced the growing number of Florida and national municipalities using the Puradyn system.
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

          We believe that industry acceptance resulting in sales will continue to grow in 2009; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues. Even with the above announcements, business revenue in 2008 was below management expectation with only a increase in Puradyn product sales over 2008.

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

          We believe international sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the Puradyn system requires to verify oil condition. In 2007, total international sales accounted for 65% of the Company’s consolidated net sales. However, in 2008 the substantial decline in international sales to approximately 55% of our total net revenues in the 2008 is attributable to competition from a former employee in the U.K.

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

          We continue to address our liquidity and working capital issues as we continue to seek to raise additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these costs reductions will impact our results of operations during the balance of 2009 and beyond. We also continue to review cost of material increases, some of which are passed through to our customers as product price increases beginning in January in each of the past few years. These price increases were generally limited to market conditions, but will continue to be applied each January and are in the range of 3% to 7%.

Going Concern

          Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led our independent registered public accounting firm Webb & Company P.A. to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2008 and 2007 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Critical Accounting Policies and Estimates

          The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, financing operations, warranty obligations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts

          The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on customer specific identification and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

          The policy for determining past due status is based on the contractual payment terms of each customer, which is generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Estimation of Product Warranty Cost

          The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

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

Impairment of Long-Lived Assets

          The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors that the Company considers in making this evaluation include estimating the undiscounted net cash flows estimated to result from the assets over their remaining useful life. Should the Company’s estimates of these factors change, the Company’s results of operations and financial condition could be adversely impacted.

Revenue Recognition

          Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with the provisions issued in SAB No. 104, Revenue Recognition in Financial Statements. Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured. The Company provides for sales returns based on an historical analysis of returns. The estimate is updated for current return activity and the provision is adjusted accordingly. Should actual returns exceed management’s estimates, the provision may require further adjustment and accordingly, net sales may decrease.

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

          The financial statements of our U.K. subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during the year ended December 31, 2008 as well as 2007 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the years ending December 31, 2008 and 2007, we recorded a foreign currency exchange rate loss of approximately $535000 and a gain of approximately $87,000, respectively, which is included in selling and administrative expenses in the consolidated statements of operations for each period which appear elsewhere herein. The exchange rate of the British pound to the U.S. dollar fluctuated from 1.9973 on December 31, 2007 to 1.4479 on December 31, 2008 as compared to 1.9266 on December 31, 2006 to 1.9973 on December 31, 2007.

Results of Operations

Year Ended December 31, 2008 (2008) as Compared to Year Ended December 31, 2007 (2007)

          The following table sets forth (amounts in thousands) the Company’s operating information for 2008 and 2007:

	(in thousands)
	2008	2007	Increase (Decrease)
Net sales	$2,696	$3,083	$(387)

Operating costs and expenses:
Cost of products sold	2,456	2,832	(376)
Salaries and wages	1,014	1,075	(61)
Selling and administrative	1,559	1,061	498
	5,029	4,968	61

Loss from operations	(2,333)	(1,885)	(448)

Other income (expense):
Interest income	2	33	(31)
Interest expense	(313)	(589)	276
Total other expense	(311)	(556)	245

Net loss	$(2,644)	$(2,441)	$203

	(in thousands)
	2008	2007	Increase (Decrease)
Gross sales	$2,686	$3,126	$440

Sales returns & allowances	10	(43)	(53)

Net sales	$2,696	$3,083	$(387)

	2008	2007	Increase (Decrease)
US domestic sales	$1,220	$1,520	$(300)

US international sales	753	353	400

UK sales	723	1,210	(487)

Net Sales	$2,696	$3,083	$(387)

          Net Sales Net sales decreased by approximately $387,000, or 13%, from approximately $3,083,000 in 2007 to approximately $2,696,000 in 2008. Domestic sales generated from the U.S. operations decreased approximately $300,000, or approximately 20%, in 2008 as compared to 2007, while international sales increased approximately $400,000, or approximately 113%, in 2008 as compared to 2007.

          Sales to two customers individually accounted for approximately 18% and 16% (for a total 34%) and 26% and 18% (for a total of 44%) of net sales for 2008 and 2007, respectively.

          The UK subsidiary’s net sales decreased by approximately $487,000, or approximately 40%, from approximately $1,210,000 for 2007 compared to approximately $723,000 for 2008. Sales to their top customer has decreased during 2008 and were approximately $419,000, or 58% of their net sales, as compared to approximately $791,000, or 65% for 2007. The UK sales decreased significantly as the UK office was moved and then later closed. We believe that the marketing of a competitive product to our customers by our former UK Managing Director has contributed to a decline in its international sales volume.

          The mix of product sold continues to change as unit sales revenues have increased to approximately 50% of net sales for 2008, as compared to approximately 44% for 2007.

          Cost of Sales Cost of sales decreased by approximately $376,000, or 13%, from approximately $2,832,000 in 2007 to approximately $2,456,000 in 2008. Cost of products sold, as a percentage of sales, decreased from approximately 92% for 2007 to approximately 91% for 2008. The majority of the decrease in our overall cost of sales is attributable to the 13% decline in net sales. – There were also decreases attributable to reductions in inventory shrinkage, indirect and direct factory wages and freight out expenses of approximately $222,000, $41,000, $79,000 and $52,000 respectively. Additionally, in accordance with a UK Master Distributor agreement, the Company was reimbursed approximately $44,000 of their manufacturing expenses. These decreases were offset by increases in inventory allowance and warranty expense of approximately $117,000 and $45,000 respectively.

          Salaries and Wages Salaries and wages decreased approximately $61,000 or 6% for 2008 as compared to 2007. This decrease is the result of a decrease in salaries and wages of approximately $75,000 generated in the UK office, as the UK Director resigned December 1, 2007. This decrease was partially offset by additional salaries and wages expenses incurred in the US office, in the areas of engineering hours and quality personnel of approximately $7,000 and $48,000 respectively, as well as cost of living increases of approximately 8%.

          Selling and Administrative Expenses Selling and administrative expenses increased by approximately $498,000 or approximately 47% from approximately $1,061,000 for 2007 to approximately $1,559,000 for 2008. The majority of the increase was attributable to an increase in exchange rate loss of approximately $622,000. There was also an increase in stock based compensation expense of approximately $44,000, the majority of which was attributable to expense associated with the granting of warrants. These increases were partially offset by decreases in travel, entertainment and meals, depreciation, patents, depreciation and a reimbursement of expenses from the UK Master Distributor of approximately $133,000, $22,000, $20,000 and $29,000, respectively. The majority of the decrease in travel related expense was attributable to reduced travel following the resignation of the U.K. office director. Expenses related to the U.K. office also decreased due to the relocation of the facility to our Master Distributor’s site in July, 2008, thereby eliminated most of their office expenses.

          Interest Income Interest income decreased approximately $31,000, from income of approximately $33,000 for 2007 to approximately $2,000 for 2008. This decrease is attributable to a reserve established, effective October 1, 2007, against shareholder loan interest that was previously accruing at approximately $12,000 per quarter.

          Interest Expense Interest expense decreased by approximately $276,000, or approximately 47%, for 2008 as compared to 2007. Approximately $80,000 of this increase is attributable to a reserve established during the period ending September 30, 2007, toward the accumulation of interest recorded on a shareholder note receivable. Approximately $196,000 of the decrease is due to a decrease in the interest rate on the outstanding balance of the stockholder notes payable. We pay interest monthly on the notes payable to stockholder at prime rate less ..5%, with rates reset as often as the federal reserve changes interest rates, which was a weighted average of 4.53% for the 2008, as compared to 7.20% for 2007

Liquidity and Capital Resources

          As of December 31, 2008, we had cash and cash equivalents of approximately $117,000 as compared to cash and cash equivalents of approximately $112,000 at December 31, 2007. At December 31 2008, we had working capital of approximately $244,000 and our current ratio (current assets to current liabilities) was 1.16 to 1. At December 31, 2007 we had working capital of approximately $366,000 and our current ratio was 1.20 to 1. The decrease in working capital and current ratio is primarily attributable to a decrease in accounts payable of approximately $427,000 offset by a decreases in accounts receivable and inventory of approximately $200,000 and $138,000 respectively and increases in accrued liabilities which represents deferred salaries and benefits, warranty expense, interest expense and estimated recurring vendor expenses of approximately $232,000.

          We have incurred net losses each year since inception and at December 31, 2008 we had an accumulated deficit of $48,469,757. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During 2007, we raised a total of $1.475 million in capital from an institutional investor and current stockholders and during 2008 we raised a net additional $1.820 million . In addition, as of December 31, 2008, we owe our CEO $6.4 million for funds he has advanced to us from time to time for working capital. Interest expense on this loan was approximately $305,000 for the year ended December 31, 2008.

          We do not currently have any commitments for capital expenditures. Currently, without additional equity investments, we expect our operating cash flows will suffice through April 2009. While we anticipate cash flows from 2009 sales activity, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. In addition, as set forth above, we owe our CEO $6. 4 million which is due on December 31, 2010 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our CEO will extend the due date. We continue to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of its assets to continue as a going concern through 2009. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our company.

Impact of Inflation

          Inflation has not had a significant impact on the Company’s operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company’s end users cost/benefit analysis as to the use of the Company’s products.

Off Balance Sheet Arrangements

          None.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Our financial statements are contained in pages F-1 through F-20 which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

          Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for us. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

          Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

          Our management, including our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

          There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

          The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
Joseph V. Vittoria	73	Chairman of the Board of Directors and Chief Executive Officer
Kevin G. Kroger	57	President, Chief Operating Officer and Director
John S. Caldwell (2)	64	Director
Forrest D. Hayes (1), (2)	76	Director
Dominick Telesco	79	Director
Charles W. Walton (1)	76	Director
Alan J. Sandler	70	Vice President, Chief Administrative Officer and Corporate Secretary
Cindy Lea Gimler	42	Chief Financial Officer

(1)	Audit Committee member
(2)	Compensation Committee member

          Joseph V. Vittoria. Mr. Vittoria was appointed to the Board of Directors and appointed as Chairman on February 8, 2000. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. where he served from 1998 to 2000. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc. and was President and Chief Operating Officer of Avis, Inc. from 1982 to 1987. Mr. Vittoria also serves as Chairman of the Board of Great Wolf Resorts (since November 2006) and is a member of the Board of Vectrix (since May 2008).

          Kevin G. Kroger. Mr. Kroger joined Puradyn July 3, 2000 as President and Chief Operating Officer and was appointed to the Board of Directors in November 2000. He was also appointed to the Board of Puradyn, Ltd. In December 2000, Mr. Kroger was with Detroit Diesel Corporation from 1989 to the time he joined our company, serving in various executive positions prior to his appointment in 1998 to the position of Vice President and General Manager of Series 30/40 Product. From 1987 to 1989 he was Vice President of R.E.S. Leasing and of VE Corporation. Prior to this, from 1971 to 1987, he held several management positions with Caterpillar Corporation.

          Alan J. Sandler. Mr. Sandler joined our company in June 1998 and has served in various positions including President (June 1998 until January 2000), Vice President (January 2000 to present), Chief Operating Officer (June 1998 to January 2000), Chief Administrative Officer (February 2000 to present) Secretary (June 1998 to President), Chief Financial Officer (June 1998 to March 2001 and August 2001 to March 2002), and Director (June 1998 to December 2004). Prior to joining our company, from 1995 until 1997 Mr. Sandler served as President and Chief Executive Officer to Hood Depot, Inc., a national restaurant supply manufacturer/distributor. From 1979 to 1995 he was President and Chief Executive Officer of Sandler & Sons Dental Supply Company, a regional dental supply and equipment distributor. Previous to this position he was a Vice President of Gardner Advertising Company, a national advertising agency, from 1965 to 1979.

          Cindy Lea Gimler. Ms. Gimler has served as Chief Financial Officer since February 2005 and from October 2003 until October 2004 she held the position of Accounting Manager with our company. Prior to her employment with our company, she served as Controller of Bio-Engineered Supplements & Nutrition, Inc., a nutrition products company, from October 2004 through February 2005. Ms Gimler also served as Chief Financial Officer of Universal Jet Aviation, a private jet charter company, from August 2000 through July 2003 and as Accounting Manager for Singer Asset Finance Co., LLC from July 1999 through August 2000. From November 1989 through August 2000 she was employed as an Accountant and Financial Analyst for Oxbow Corporation, an energy finance company. Ms. Gimler received a Masters of Business Administration and a Bachelor of Business Administration from Florida Atlantic University and is a CPA in the State of Florida.

          Lieutenant General (Retired) John S. Caldwell, Jr. General Caldwell was appointed to our Board of Directors on August 25, 2005 and serves as Chairman of the Compensation Committee. General Caldwell served as the Army’s top ranking officer for Acquisition, Logistics and Technology when he retired in January 2004. In that capacity, he was responsible to the Assistant Secretary for the direction and oversight of the Army’s Research, Development and Acquisition (RDA) programs valued at approximately $20 billion per year. He was also Director of the 50,000-person Army Acquisition Workforce, responsible for personnel development and training policy and key assignment recommendations. Since February 2007, General Caldwell has served as Senior Vice-President of QSS Group, an IT services company supporting Federal agencies, until such time as it was acquired by Perot Systems. General Caldwell is currently employed as a consultant and serves on the board of several companies, including TASER International. General Caldwell holds the degrees of Bachelor of Science from the US Military Academy, West Point in New York, Master in Mechanical Engineering from Georgia Institute of Technology in Atlanta, GA, and the Industrial College of the Armed Forces.

          Forrest D. Hayes. Mr. Hayes was appointed to our Board of Directors on November 10, 2005. Mr. Hayes is Chairman of the Audit Committee and a member of Compensation Committee. Mr. Hayes served as Vice President and Chief Financial Officer of Wastequip, Inc., a privately-owned manufacturer of waste equipment in 1990 and 1991, and from 1992 to 2000, as a member of the Wastequip Board of Directors. Mr. Hayes was President and Chief Executive Officer of Brittany Corporation, a privately-owned manufacturer of auto/truck parts from 1992 to 2000, and Vice-Chairman from 2000 through 2003. Prior to this, Mr. Hayes served as a CPA with Arthur Andersen from 1954 to 1990 in various capacities including Managing Partner, of the Cleveland and Cincinnati, Ohio offices. Mr. Hayes currently serves on the boards of Polychem Corporation and Brittany Stamping LLC.

          Dominick Telesco. Mr. Telesco was appointed to our Board of Directors on December 19, 2006. Mr. Telesco has been President and CEO of Boxwood Associates, Inc. for the past 6 years, on the Board of Directors of Lydian Private Bank, the Palm Beach United Way, the Palm Beach County Cultural Council, Boxwood Association, Inc. and has served as Chairman of the Board of 3 Logistics Corporation.

          Charles W. Walton, Ph.D.. Dr. Walton was appointed to our Board of Directors on August 25, 2005 and is a member of the Audit Committee. Dr. Walton is Chairman Emeritus of Wastequip, Inc., which he founded in 1989 with the goal of consolidating the equipment segment of the waste management industry. As a result of over 25 successful acquisitions and internal growth, Wastequip, Inc. which is owned by Odyssey Investment Partners, a private equity firm, is now the largest supplier of equipment in the industry with approximately $500 million in sales and 30 manufacturing plants in North America and Mexico. Prior to founding Wastequip, Inc. Dr. Walton was President and Chief Executive Officer of Sudbury, Inc., a Fortune 500 diversified manufacturing company, which he co-founded in 1983. In 1987, he was awarded the Dively Entrepreneurship Award by Case Western Reserve Weatherhead School of Management and the Harvard Business School Club of Cleveland. Dr. Walton holds the degrees of Bachelor of Science in Foreign Service and Ph.D. in economics from Georgetown University, Washington, D.C.

          There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2008 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2008, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2008.

Code of Ethics

          We have adopted a Business Ethics and Conflicts of Interest Statement outlining business ethics and conflicts of interest for all officers, directors and employees of the Company, including procedures for prompt internal reporting of violations of the code to the appropriate persons.

          You will find a copy of our Business Ethics and Conflicts of Interest Statement posted on our website at http://www.puradyn.com under Investor Relations, or you may write to us at Puradyn Investor Relations, 2017 High Ridge Road, Boynton Beach, FL 33426. Our Code of Ethics applies to all directors, officers and employees. We will provide a copy to you upon request at no charge.

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

Audit Committee

          The Audit Committee of the Board of Directors, which operates under a written charter, reviews our financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the system of internal controls. The Audit Committee of the Board of Directors is composed of two independent directors, Mr. Forrest D. Hayes (Chairperson) and Dr. Charles W. Walton.

          The Board has determined that Mr. Hayes satisfies the criteria as an audit committee financial expert as established by the SEC under 407(d) (5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

          The audit committee met four times in 2008.

          In this context, the chairperson has met and held discussions with management and the independent auditors. Management represented to the committee that Puradyn’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States, and the committee has reviewed and discussed the consolidated financial statements with management and the independent auditors. The committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

          In addition, the committee has discussed with the independent auditors the auditor’s independence from the Company and its management, including the matters in the written disclosures required by the Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees.

          The committee discussed with our independent auditors the overall scope and plans for their respective audit. The committee meets with the independent auditors with and without management present, to discuss the results of their examinations, the evaluations of Puradyn’s internal controls, and the overall quality of our financial reporting.

Compensation Committee

          On November 20, 2008, the Board of Directors formally adopted a compensation committee charter that was incorporated into the by-laws of the Company. The charter defines the purpose and responsibilities of the Compensation Committee.

          The Compensation Committee is a standing committee appointed by the Board of Directors. The Committee is comprised of a minimum of two independent board members; currently, General John S. Caldwell (Chairperson) and Mr. Forrest D. Hayes, one of which shall be designated as Chairperson, The Committee has the authority to determine the compensation of the organization’s executive officers and other employees as the Committee deems appropriate.

          In consultation with senior management, the Committee may review, establish, or approve general compensation philosophy, policies and implementation of compensation, with respect to employees or independent contractors. In addition to the salary compensation, the Committee may review and approve other forms of compensation, such as incentive compensation, equity-based, deferred compensation and benefit plans. The Committee shall meet a minimum of once per year and prepare minutes of all meetings and shall distribute said minutes to all Board of Directors for approval

          You will find a copy of our Compensation Committee Charter posted on our website at http://www.puradyn.com under Investor Relations, or you may write to us at Puradyn Investor Relations, 2017 High Ridge Road, Boynton Beach, FL 33426. We will provide a copy to you upon request at no charge.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for

•	our principal executive officer or other individual serving in a similar capacity,
•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2008 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. In the case of our company this includes two key employees of our company, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2008.

For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers.” The value attributable to any option awards is computed in accordance with FAS 123R. During each of fiscal 2007 and fiscal 2008, two of the executive officers listed below have deferred approximately 50% of their base wages and/or annual increases. The amounts included below reflect wages actually earned during the respective periods.

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)

Joseph V. Vittoria [1]	2008	$—	$—	$—	$—	$—	$—	$—	$—

	2007	—	—	—	—	—	—	—	—

Kevin Kroger [2]	2008	186,315	—	—	—	—	—	9,221	195,536

	2007	186,315	—	—	—	—	—	21,089	207,404

Alan Sandler [3]	2008	112,238	—	—	—	—	—	—	112,238

	2007	112,238	—	—	—	—	—	—	112,238

Cindy Gimler [4]	2008	100,100	—	—	—	—	—	—	100,000

	2007	96,716	—	—	—	—	—	—	96,716

1          Mr. Vittoria, who is also the Chairman of our Board of Directors, serves as our Chief Executive Officer.

2          Mr. Kroger serves as our Chief Operating Officer. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Kroger during each fiscal year as well as the amount of disability and life insurance premiums we pay on his behalf. Annual salary deferral of $83,000, payable at such time as the company achieves a positive cash flow or on an emergency basis, as approved by the CEO.

3          Mr. Sandler serves as our Chief Administrative Officer. Annual salary deferral of $62,000, payable at such time as the company achieves a positive cash flow or on an emergency basis, as approved by the CEO.

4          Ms. Gimler serves as our Chief Financial Officer. Annual salary deferral of $20,100, payable at such time as the company achieves a positive cash flow or on an emergency basis, as approved by the CEO.

How our Executive Officers Compensation is Determined

          Mr. Vittoria, who has served as our Chief Executive Officer since October 2006, is not a party to an employment agreement with the Company. He receives no compensation and does not participate in any of the Company’s insurance plans.

          On July 3, 2000, the Company entered into an employment agreement, with an initial term of three years, with Mr. Kroger, who serves as our President and Chief Operating Officer. Thereafter, the contract was amended on December 23, 2002 and July 3, 2003. The contract provided for an annual salary of $166,000, minimum bonuses of $50,000, $80,000 and $80,000, respectively, for the years 2000 through 2002; 300,000 qualified stock options; a one-year salary severance clause, and certain insurance and auto allowance compensations. On December 23, 2002, it was agreed that the President receive 100,000 shares of common stock in lieu of the $80,000 bonus due to be paid. Mr. Kroger is also entitled to paid health insurance, a life insurance and disability policy, a $1,000 per month car allowance, four weeks paid vacation and other executive benefits which may be made available from time to time. Upon entering into the agreement we granted Mr. Kroger 10-year options to purchase 300,000 shares of our common stock at the then fair market value of our common stock which vested in equal installments on the first, second, third and fourth anniversary date of the agreement. The agreement also contains customary indemnification, non-compete, confidentiality and invention assignment clauses. The term of the agreement continues on a year-to-year basis on the same terms and conditions as were in effect at the time of renewal. The agreement may be terminated by us upon Mr. Kroger’s death or disability, by us for good cause as defined in the agreement, or by either party without cause. In the event the agreement is terminated on Mr. Kroger’s death, by us for cause or by him without cause, we do not owe any severance benefits. If the agreement is terminated as a result of his disability, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year. If the agreement is terminated by us without cause or by Mr. Kroger in the event of a change of control of our company, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year, together with any declared but unpaid bonus. The addendum dated July 3, 2003 discontinued the bonus provision of the contract but all other terms and conditions of the contract remain in effect. During the fiscal year 2008, Mr. Kroger’s base annual salary was $186,315 with approximately $103,315 deferred annually, with all other terms and conditions of his employment agreement intact.

          Mr. Sandler, who has served as our Chief Administrative Officer since January 2000, is not a party to an employment agreement with the Company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Sandler’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in determining the amount of Mr. Sandler’s compensation. During the fiscal year 2008 Mr. Sandler’s compensation package included a base annual salary of $112,000, with approximately $62,000 deferred annually, deferred until such time as the company reaches a positive cash flow, 100,000 employee stock options, exercisable at $.26 per share, with a four-year vesting period from date of grant, 100,000 employee stock options exercisable at $.30 per share with a two-year vesting period from date of grant, and company-provided insurance benefits. The amount of payable to Mr. Sandler can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

          Ms. Gimler, who has served as our Chief Financial Officer since 2005, is not a party to an employment agreement with the Company. Her compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Ms. Gimler’s compensation including the scope of her duties and responsibilities to our company and the time she devotes to our business. The Compensation Committee did not consult with any experts or other third parties in determining the amount of Ms. Gimler’s compensation. In 2008 Ms. Gimler’s compensation package includes a base annual salary of $100,100, with approximately $20,100 deferred annually, deferred until such time as the company reaches a positive cash flow, 60,000, 25,000 and 50,000 employee stock options exercisable at $.14, $.40 and $.93 per share, respectively, with a four-year vesting period from date of grant, and Company-provided insurance benefits . The amount of payable to Ms. Gimler can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

Outstanding Equity Awards at Fiscal Year End

          The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

OPTION AWARDS							STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)

Joseph V. Vittoria	150,000	—	—		$2.00	2/2/09	—	—	—	—
	100.000	—	—		.95	4/13/10	—	—	—	—
	80,000	—	—		1.25	11/15/11	—	—	—	—
	150,000	—	—		1.25	3/24/13	—	—	—	—
	71,429	—	—		1.25	3/26/18	—	—	—	—
	80,645	—	—		1.25	4/4/13	—	—	—	—
	86,207	—	—		1.25	5/9/13	—	—	—	—

Kevin Kroger		100,000	—		$0.26	06/10/18	—	—	—	—
	100,000	—	—		1.70	01/10/13	—	—	—	—
	300,000	—	—		9.25	07/03/10	—	—	—	—

Alan Sandler		100,000	—		$0.26	06/10/18	—	—	—	—
	50,000	50,000	—		$0.30	08/05/18	—	—	—	—

Cindy Gimler	50,000	—	—		$0.93	02/26/15	—	—	—	—
	6,250	18,750	—		$0.40	09/26/17	—	—	—	—
		60,000	—		$0.14	12/29/18	—	—	—	—

Incentive and Non-qualified Stock Option and Stock Award Plans

          The Board of Directors adopted the 2000 Non-Employee Directors’ Plan (the “Directors’ Plan”) on November 8, 2000 under which options to purchase 400,000 shares have been authorized for issuance. The Directors’ Plan will provide a means for us to attract and retain highly qualified persons to serve as non-employee directors and advisory directors.

          Each member of the Board of Directors was automatically granted 5,000 options at the date of commencement of the Directors’ Plan and on their initial election as new members to the Board of Directors. Each director receives an additional 5,000 options at the close of each annual meeting of stockholders. Additionally, each director automatically receives 2,500 options for each committee of the Board on which the director serves. Options are granted at a price equal to the fair market value of the stock on the date of grant, are exercisable commencing two years following grant, and will expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service. The Board of Directors administers the Directors’ Plan.

          Our 1999 Stock Option Plan (the “1999 Plan”) and the 1996 Stock Option Plan (the “1996 Plan”), were adopted on September 15, 1999 and amended in June 2000, and on July 31, 1996, respectively. The plans were adopted to increase proprietary interest in our company of our employees, consultants, and non-employee directors and to align more closely their interests with the interests of our stockholders. The plans may also serve to enhance our ability to attract and retain the services of experienced and highly qualified employees and non-employee directors.

          Under the 1999 Plan and 1996 Plan, we reserved an aggregate of 3,000,000 and 2,200,000 shares, respectively, of common stock for issuance pursuant to options granted under the plans. The Compensation Committee of the Board of Directors administers the plans including, without limitation, the selection of the persons who will be granted plan options under the plans, the type of plan options to be granted, the number of shares subject to each plan option and the plan option price.

          Options granted under the 1996 Plan and the 1999 Plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. In addition, the plans also allow for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the plan option with shares of common stock owned by the eligible person and receive a new plan option to purchase shares of common stock equal in number to the tendered shares. Any incentive option granted under the plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no plan option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.

          The exercise price of non-qualified options is determined by the Board of Directors or the Committee and cannot be less than the par value of our common stock. The per share purchase price of shares subject to plan options granted under the plans may be adjusted in the event of certain changes in our capitalization, but any such adjustment will not change the total purchase price payable upon the exercise in full of plan options granted under the plans. Our officers, directors, key employees and consultants are eligible to receive non-qualified options under the plans. Only our officers, directors and employees who are employed by us are eligible to receive incentive options.

          All plan options are generally non-assignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee’s employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not our employee but is a member of our Board of Directors and his service as a director is terminated for any reason, other than death or disability, the plan option granted to him generally will lapse to the extent unexercised on the earlier of the expiration date or one year following the date of termination. If the optionee dies during the term of his employment, the plan option granted to him generally will lapse to the extent unexercised on the earlier of the expiration date of the plan option or the date one year following the date of the optionee’s death. If the optionee is permanently and totally disabled within the meaning of Section 22 (c)(3) of the Internal Revenue Code of 1986, the plan option granted to him generally lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

          The Board of Directors or the Committee may amend, suspend or terminate the plans at any time, except that no amendment shall be made which:

•	increases the total number of shares subject to the plans or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in ours capitalization),
•	extends the term of any plan option beyond 10 years, or
•	extends the termination date of the plan.

          The 1996 Plan terminated on July 31, 2006. As of September 30, 2008 options to purchase 5,150 which were granted under the 1996 Plan prior to its termination remain outstanding. Unless the plan has been suspended or terminated by the Board of Directors, the 1999 Plan will terminate on September 15, 2009. Any such termination will not affect the validity of any plan options previously granted thereunder.

          As of December 31, 2008, under the Directors’ Plan, options to purchase 115,000 shares of common stock were outstanding. As of December 31, 2008, under the 1996 Plan, non-qualified options to purchase 5,150 shares of common stock were outstanding and, under the 1999 Plan, incentive stock options to purchase 1,647,750 shares of common stock were outstanding and non-qualified options to purchase 80,000 shares of common stock were outstanding.

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

          The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2008. The value attributable to any option awards is computed in accordance with FAS 123R.

Director Compensation
Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph V. Vittoria	—	—	$—	—	—	—	$—
John S. Caldwell (1)	—	—	2,025	—	—	—	2,025
Forrest D. Hayes (2)	—	—	2,700	—	—	—	2,700
Kevin G. Kroger	—	—	—	—	—	—	—
Dominick Telesco (4)	—	—	500	—	—	—	500
Charles W. Walton (5)	—	—	2,025	—	—	—	2,025

(1)

On September 22, 2008, General Caldwell was granted options to purchase 7,500 shares of common stock at an exercise price of $0.38 per share, vesting on September 22, 2010 and expiring on September 22, 2010.

(2)

On September 22, 2008, Mr. Hayes was granted options to purchase 10,000 shares of common stock at an exercise price of $0.38 per share, vesting on September 22, 2010 and expiring on September 22, 2010.

(3)	On December 23, 2008, Mr. Telesco was granted options to purchase 5,000 shares of common stock at an exercise price of $0.14 per share, vesting on December 23, 2010 and expiring on December 23, 2013.

(4)

On September 22, 2008, Dr. Walton was granted options to purchase 7,500 shares of common stock at an exercise price of $0.38 per share, vesting on September 22, 2010 and expiring on September 22, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          At April 7, 2009 we had 37,962,488 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as March 30, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

          Unless otherwise indicated, the business address of each person listed is in care of 2017 High Ridge Road, Boynton Beach, Florida 33426. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Joseph V. Vittoria (1)	5, 214,226	13.5%
Kevin G. Kroger (2)	1,092,633	2.8%
Alan J. Sandler (3)	108,392	*
Cindy Lea Gimler (4)	60,250	*
Lieutenant General John S. Caldwell, Jr. US Army (retired)(5)	65,000	*
Forrest D. Hayes (6)	20,000	*
Dominick Telesco (7)	5,588,751	14.4%
Dr. Charles W. Walton (8)	415,357	1.1
All officers and directors as a group (eight persons) (1)(2)(3)(4)(5)(6)(7)(8)	12,564,609	32.6%
Quantum Industrial Partners, LDC (9)	4,570,000	12.0%
Glenhill Capital Management, LP (10)	4,364,661	11.5%

*	represents less than 1%

(1)	The number of shares beneficially owned by Mr. Vittoria includes:
	•	warrants to purchase 150,000 shares of common stock at $2.00 per share through February 2, 2009;
	•	warrants to purchase 100,000 shares of common stock at $0.95 per share through April 14, 2010;
	•	warrants to purchase 80,000 shares of common stock at $1.25 per share through November 15, 2011;
	•	warrants to purchase 150,000 shares of common stock at $1.25 per share through March 24, 2013;
	•	warrants to purchase 71,429 shares of common stock at $1.25 per share through March 26, 2013;
	•	warrants to purchase 80,645 shares of common stock at $1.25 per share through April 4, 2013; and
	•	warrants to purchase 86,207 shares of common stock at $1.25 per share through May 9, 2013.

(2)	The number of shares beneficially owned by Mr. Kroger includes:
	•	options to purchase 300,000 shares of common stock at $9.25 per share through July 3, 2010; and
	•	options to purchase 100,000 shares of common stock at $1.70 per share through January 10, 2013.

          The number of shares beneficially owned by Mr. Kroger excludes unvested options to purchase 100,000 shares of our common stock at an exercise price of $.26 per share through June 10, 2018.

(3)          The number of shares beneficially owned by Mr. Sandler excludes unvested options to purchase 100,000 shares of our common stock at an exercise price of $.26 per share through June 10, 2018 and unvested options to purchase 100,000 shares of our common stock at an exercise price of $.30 per share through August 5, 2018.

(4)	The number of shares beneficially owned by Ms. Gimler includes:
	•	options to purchase 50,000 shares of common stock at $0.93 per share through February 28, 2015; and
	•	options to purchase 6,500 shares of common stock at $0.40 per share through September 26, 2017.

          The number of shares beneficially owned by Ms. Gimler excludes unvested options to purchase 18,750 shares of our common stock at an exercise price of $.40 per share through September 26, 2017.

(5)	The number of shares beneficially owned by General Caldwell includes:
	•	options to purchase 5,000 shares of common stock at $0.42 per share through August 25, 2010;
	•	options to purchase 2,500 shares of common stock at $0.68 per share through November 30, 2010;
	•	options to purchase 7,500 shares of common stock at $0.37 per share through August 25, 2011; and
	•	options to purchase 50,000 shares of common stock at $0.97 per share through March 9, 2015.

          The number of shares beneficially owned by General Caldwell excludes unvested options to purchase 7,500 shares of common stock at $0.37 per share through August 25, 2012 and unvested options to purchase 7,500 shares of common stock at $0.38 per share through September 22, 2013.

(6)	The number of shares beneficially owned by Mr. Hayes includes:
	•	options to purchase 7,500 shares of common stock at $1.00 per share through November 10, 2010;
	•	options to purchase 2,500 shares of common stock at $0.68 per share through November 30, 2010; and
	•	options to purchase 10,000 shares of common stock at $0.37 per share through November 10, 2011.

          The number of shares beneficially owned by Mr. Hayes excludes unvested options to purchase 10,000 shares of common stock at $0.37 per share through November 10, 2012 and unvested options to purchase 10,000 shares of common stock at $.38 per share through September 22, 2013.

(7)	The number of shares beneficially owned by Mr. Telesco includes:
	•	warrants to purchase 100,000 shares of common stock at $1.25 per share through October 1, 2011;
	•	warrants to purchase 150,000 shares of common stock at $1.25 per share through March 24, 2013.;
	•	warrants to purchase 81,967 shares of common stock at $1.25 per share through May 14, 2013;
	•	warrants to purchase 92,593 shares of common stock at $1.25 per share through July 1, 2013; and
	•	options to purchase 5,000 shares of common stock at $.66 per share through December 18, 2011.

          The number of shares beneficially owned by Mr. Telesco excludes unvested options to purchase 5,000 shares of common stock at $0.47 per share through December 17, 2012 and options to purchase 5,000 shares of common stock at $.14 per share through December 19, 2013.

(8)	The number of shares beneficially owned by Dr. Walton includes:
	•	options to purchase 5,000 shares of common stock at $0.42 per share through August 25, 2010;
	•	options to purchase 2,500 shares of common stock $0.68 per share through November 30, 2010;
	•	warrants to purchase 21,429 shares of common stock at $1.25 per share through October 1, 2011; and
	•	options to purchase 7,500 shares of common stock at $0.37 per share through August 25, 2011.

          The number of shares beneficially owned by Dr. Walton excludes unvested options to purchase 7,500 shares of common stock at $0.37 per share through August 25, 2012 and options to purchase 7,500 shares of common stock at $0.38 per share through September 22, 2013.

(9)      The address for Quantum Industrial Partners, LTDC is c/o Curacao Corporation Company, N.V., Kaya Flamboyan, Willenstad Curacao, Netherlands, Antilles.

(10)       The address for Glenhill Capital Management, LP is 598 Madison Avenue, 12th Floor, New York, NY 10022. The number of shares beneficially owned by Glenhill Capital Management, LP includes warrants to purchase 89,286 shares of common stock at $1.25 per share through October 1, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          In July 2001, we received promissory notes from two of our officers, Messrs. Richard C. Ford and Alan J. Sandler, for the exercise of their vested stock options in the amount of $875,256 and bearing interest of 5.63%. The principal and accrued interest are due upon the earlier of the expiration of the original option periods, which range from July 2008 to December 2009, or upon the sale of the common stock acquired by the execution of the options. During 2008, we recorded approximately $47,000 of interest reserves relating to these stockholder notes.

          In July 2008, we extended the expiration date by six months of a loan of $123,750, which bears interest at 5.63% per annum and is collateralized by 300,000 shares of our common stock, made to Mr. Ford, a former executive officer and director, in July 2001. The loan matured on April 8, 2009, however, is in the process of being extended for three months.

          In July 2008 we received from Mr. Sandler, an executive officer, a stock certificate for 260,000 shares of our common stock, which served as collateral for a loan in the principal amount of $97,500 made to him in July 2001 as satisfaction for the principal amount of the loan. Accrued but unpaid interest in the amount of $38,000 at December 31, 2008 remains outstanding.

          On March 28, 2002, we executed a letter agreement with Mr. Vittoria, our CEO and Chairman, whereby he agreed to initially fund up to $2.5 million. The letter agreement, as currently amended, provides that he will fund up to $6.1 million to us on a unsecured basis. During March of each year, 2006 through 2009, the maturity date for the agreement was extended annually from December 31, 2007 to December 31, 2010. During the years ended 2007 and 2008, respectively, Mr. Vittoria allowed the company to increase the loan an additional $50,000 and $118,000 respectively.

Amounts drawn bear interest at the prime rate per annum payable monthly and are due December 31, 2010 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. In consideration entering into this loan agreement, we granted Mr. Vittoria common stock purchase warrants to purchase a total of 475,000 shares of our common stock at an exercise price equal to the closing market price on the dates of grant. As of December 31, 2008, we have drawn the entire $6.1 million of the available funds, together with an additional $100,000 and paid approximately $157,000 in related interest.

          On January 20, 2009 the Company received a loan from Mr. Dominick Telesco, a shareholder, who is also a Board member, in the amount of $100,000. The proceeds were used for working capital and terms for repayment or conversion to equity have not been determined.

Director Independence

          John S. Caldwell, Forrest D. Hayes, Dominick Telesco and Charles W. Walton qualify as “independent” directors as the term is used in Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          Webb and Company, P.A. served as our independent registered public accounting firm for fiscal 2008 and fiscal 2007. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2008 and fiscal 2007.

	Fiscal 2008	Fiscal 2007

Audit Fees	$36,130	$29,638
Audit-Related Fees	975	9,718
Tax Fees	—	—
All Other Fees	2,350	4,989
Total	$39,455	$44,345

          Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

          Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

          Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

          All Other Fees — This category consists of fees for other miscellaneous items.

          Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2008 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated December 30, 1996 (2)
3.2	Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (3)
3.3	Bylaws (1)
4.1	Form of common stock certificate (8)
4.2	Form of Class A Warrant issued to Mr. Vittoria (9)
4.3	Form of $1.25 common stock purchase warrant (7)
10.1	1996 Stock Option Plan (1)
10.2	1999 Stock Option Plan (4)
10.3	2000 Non-Employee Directors’ Plan (5)
10.4	2002 Audit Committee Charter (6)
10.5	Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (1)
10.6	Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995 (1)
10.7	Lease Amendment #2 between Puradyn Filter Technologies, Inc. and Premier Gateway Center at Quantum LLP (10)
10.8	Master Distributor Agreement dated February 18, 2008 by and between Puradyn Filter Technologies Incorporated and Filter Solutions Ltd. (11)
10.9	Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger, as amended (11)
10.10	Extension of Note to Mr. Vittoria*
14.1	Business Ethics and Conflicts of Interest Statement (6)
21.1	Subsidiaries of the registrant (11)
31.1	Section 302 certification of Chief Executive Officer *
31.2	Section 302 certification of Chief Financial Officer *
32.1	Section 906 certification of Chief Executive Officer *
32.2	Section 906 certification of Chief Financial Officer *
99.1	Form of Subscription Agreement (11)

*	filed herewith

(1)	Incorporated by reference from the exhibits to the registration statement on Form 10-SB, SEC File No. 001-11991, as filed with the Securities and Exchange Commission, on July 30, 1996, as amended.
(2)	Incorporated by reference from the exhibit to the Current Report on Form 8-K as filed on January 9, 1997.
(3)	Incorporated by reference from the exhibit to the Current Report on Form 8-K/A as filed on February 12, 1998.
(4)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-91379, as filed with the Securities and Exchange Commission on November 22, 1999.
(5)	Incorporated by reference from the exhibits to the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000.
(6)	Incorporated by reference from the exhibits to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on October 10, 2006.
(8)	Incorporated by reference to exhibits to the Form 8-A as filed with the Securities and Exchange Commission on December 6, 2001.
(9)	Incorporated by reference to exhibits to the Quarterly Report on Form 10-QSB for the period ended March 31, 2005.
(10)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(11)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-155,054, as declared effective on November 14, 2008, as amended.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puradyn Filter Technologies Incorporated (Registrant)

By: /s/	Joseph V. Vittoria
Chairman and Chief Executive Officer
Date:	April 10, 2009

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     April 10, 2009

By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria
Chief Executive Officer and Chairman of the Board, principal executive officer
By:
/s/ Alan J. Sandler
Alan J. Sandler
Vice President, Chief Administrative Officer and Secretary
By:
/s/ Cindy Lea Gimler
Cindy Lea Gimler, Chief Financial Officer
principal financial and accounting officer
By:
/s/ Kevin G. Kroger
Kevin G. Kroger, President and Chief
Operating Officer and Director
By:
/s/ John S. Caldwell
John S. Caldwell, Director
By:
/s/ Forrest D. Hayes
Forrest D. Hayes, Director
By:
/s/ Charles W. Walton
Charles W. Walton, Director
By:
/s/ Dominick Telesco
Dominick Telesco, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Puradyn Filter Technologies Incorporated

          We have audited the accompanying consolidated balance sheets of Puradyn Filter Technologies Incorporated (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puradyn Filter Technologies Incorporated at December 31, 2008 and 2007, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations, its total liabilities exceed its total assets, and it has relied on cash inflows from an institutional investor and current stockholder. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Webb and Company, P.A.

Boynton Beach, Florida
March 10, 2009

Report of Independent Registered Public Accounting Firm

Puradyn Filter Technologies Incorporated
Consolidated Balance Sheets

	December 31,

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$116,802	$112,270
Accounts receivable, net of allowance for uncollectible accounts of $22,970 and $46,870, respectively	182,660	382,279
Inventories, net	1,337,309	1,475,380
Prepaid expenses and other current assets	184,537	181,648
Total current assets	1,821,308	2,151,577

Property and equipment, net	122,915	162,838
Other noncurrent assets	40,930	40,930
Deferred financing costs, net	8,419	18,522
Total assets	$1,993,572	$2,373,867

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$305,645	$732,388
Accrued liabilities	1,148,536	916,055
Current portion of capital lease obligation	1,859	1,048
Deferred revenues	120,647	136,169
Total current liabilities	1,576,687	1,785,660

Capital lease obligation, less current portion	5,280	7,139

Notes Payable - stockholders	6,367,702	6,250,000

Total Long Term Liabilities	6,372,982	6,257,139

Total Liabilities	7,949,669	8,042,799

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $.001 par value:	—	—
Authorized shares – 500,000; None issued and outstanding
Common stock, $.001 par value, Authorized shares – 50,000,000; Issued and outstanding – 35,838,351 and 29,400,638, respectively	35,839	29,401
Additional paid-in capital	43,301,010	41,329,330
Deferred compensation	(118,736)	—
Notes receivable from stockholders	(966,531)	(1,064,031)
Accumulated deficit	(48,469,757)	(45,825,210)
Accumulated other comprehensive income	262,078	(138,422)
Total stockholders’ deficit	(5,956,097)	(5,668,932)
Total liabilities and stockholders’ deficit	$1,993,572	$2,373,867

See accompanying notes to consolidated financial statements.

Puradyn Filter Technologies Incorporated

Consolidated Statements of Operations

	Years Ended December 31
	2008	2007

Net sales	$2,695,640	$3,082,873

Costs and expenses:
Cost of products sold	2,455,916	2,831,560
Salaries and wages	1,013,438	1,074,519
Selling and administrative	1,559,394	1,061,828
Total Operating Costs	5,028,748	4,967,907
Loss from operations	(2,333,108)	(1,885,034)

Other (expense) income:
Interest income	2,291	32,516
Interest expense	(313,730)	(588,583)
Total other expense	(311,439)	(556,067)

Income taxes	—	—

Net loss	$(2,644,547)	$(2,441,101)

Basic and diluted loss per common share	$(.08)	$(.09)

Basic and diluted weighted average common shares Outstanding	33,088,770	28,322,903

See accompanying notes to consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Notes Receivable From Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit

Balance at December 31, 2006	27,310,352	$27,310	$39,774,531	$—	$(1,136,656)	$(43,384,109)	$(152.709)	$(4,871,633)
Foreign currency translation adjustment	—	—	—		—	—	14,287	14,287
Net loss	—	—	—		—	(2,441,101)	—	(2,441,101)
Total comprehensive loss	—	—	—		—	—	—	(2,426,814)
Exercise of stock options	76,000	76	28,424		—	—	—	28,500
Issuance of common stock in private Placement, net of issuance costs	2,014,286	2,015	1,472,985		—	—	—	1,475,000
Issuance of warrants to investors	—	—	34,200		—	—	—	34,200
Forgiveness of stockholder loans		—	—		21,506	—	—	21,506
Interest receivable related to notes receivable from stockholders	—	—	—		51,119	—	—	51,119
Compensation expense associated with option modification	—	—	1,202		—	—	—	1,202

Compensation expense associated with unvested option awards	—	—	17,988		—	—	—	17,988

Balance at December 31, 2007	29,400,638	29,401	41,329,330	—	(1,064,031)	(45,825,210)	(138,422)	(5,668,932)

Foreign currency translation adjustment	—	—	—		—	—	400,500	400,500
Net loss	—	—	—		—	(2,644,547)	—	(2,644,547)
Total comprehensive loss	—	—	—		—	—	—	(2,244,047)
Stock Certificate Cancellation	(260,000)	(260)	(97,240)		97,500	—	—	—
Issuance of common stock in private Placement, net of issuance costs	6,397,713	6,398	1,813,602		—	—	—	1,820,000
Issuance of warrants to investors	—	—	45,000		—	—	—	45,000
Issuance of shares and warrants to vendors	300,000	300	158,450	(118,736)		—	—	40,014
Compensation expense associated with unvested option awards			51,868					51,868
Balance at December 31, 2008	35,838,351	$35,839	$43,301,010	$(118,736)	$(966,531)	$(48,469,757)	$262,078	$(5,956,097)

See accompanying notes to consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007
Operating activities
Net loss	$(2,644,547)	$(2,441,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,301	96,001
Gain on sale of assets	—	578
Provision for bad debts	50,421	(3,079)
Provision for obsolete and slow moving inventory	43,235	(62,564)
Amortization of deferred financing costs included in interest expense	10,103	22,227
Interest receivable from stockholders’ notes	—	72,626
Deferred Compensation	(118,736)
Compensation expense on stock-based arrangements with vendors	158,450	19,190
Compensation expense on stock-based arrangements with employees and investors	97,168	34,200
Loss on disposal of fixed assets	(1,850)	—
Changes in operating assets and liabilities:
Accounts receivable	149,198	118,687
Inventories	94,836	(140,360)
Prepaid expenses and other current assets	(2,890)	(7,633)
Other noncurrent assets	—	—
Accounts payable	(288,727)	277,656
Accrued liabilities	94,465	168,617
Deferred revenues	(15,522)	36,254
Net cash used in operating activities	(2,313,095)	(1,808,701)

Investing activities
Proceeds from sale of property and equipment	—	5,458
Purchases of property and equipment	(24,091)	(60,878)
Net cash used in investing activities	(24,091)	(55,420)

Financing activities
Proceeds from sale of common stock (net)	1,820,000	1,475,000
Proceeds from exercise of stock options	—	28,500
Proceeds from notes payable to stockholders	117,702	1,191,000
Payment of notes payable to stockholder	—	(780,000)
Payment of capital lease obligations	(1,048)	(5,931)
Net cash provided by financing activities	1,936,654	1,908,569
Effect of exchange rate changes on cash and cash equivalents	405,064	12,647
Net increase in cash and cash equivalents	4,532	57,095
Cash and cash equivalents at beginning of period	112,270	55,175
Cash and cash equivalents at end of period	$116,802	$112,270
Supplemental cash flow information
Cash paid for interest	$285,093	$453,916
Cash paid for taxes	$—	$—
Noncash investing and financing activities	—	—

See accompanying notes to consolidated financial statements.

Puradyn Filter Technologies Incorporated

Notes to Consolidated Financial Statements

December 31, 2008

1. Significant Accounting Policies

Organization

Puradyn Filter Technologies Incorporated (the “Company”), a Delaware corporation, is engaged in the manufacturing, distribution and sale of bypass oil filtration systems under the trademark Puradyn® primarily to companies with large fleets of vehicles and secondarily to original vehicle equipment manufacturer aftermarket programs. The Company holds the exclusive worldwide manufacturing and marketing rights for the Puradyn products pursuant to licenses for two patents and through direct ownership of various other patents.

Puradyn Filter Technologies, Ltd. (Ltd.), a wholly owned subsidiary in the United Kingdom, sells and distributes the Company’s products in Europe, the Middle East and certain African countries. The results of the operations of Ltd. have been included in the Company’s statements of operations since Ltd.’s formation on June 1, 2000.

New Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on our financial position

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation at the customer’s site are shipped, there are no uncertainties surrounding customer acceptance and for which collectability is reasonably assured in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements as amended and interpreted. Cash received by the Company prior to revenue recognition is recorded as deferred revenues. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2008 and December 31, 2007, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2008 and December 31, 2007, respectively, because of their short-term natures.

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

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

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $10,103 and $22,227 for the years ended December 31, 2008 and 2007, respectively. Accumulated amortization of deferred financing costs as of December 31, 2008 and December 31, 2007 was $672,731 and $662,628, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, except for assets held under capital leases, for which the Company records depreciation and amortization based on the shorter of the asset’s useful life or the term of the lease. The estimated useful lives of property and equipment range from 3 to 5 years. Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from their respective accounts, and the resulting gain or loss is included in results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

Impairment of Long-Lived Assets

Management assesses the recoverability of its long-lived assets when indicators of impairment are present. If such indicators are present, recoverability of these assets is determined by comparing the undiscounted net cash flows estimated to result from those assets over the remaining life to the assets’ net carrying amounts. If the estimated undiscounted net cash flows are less than the net carrying amount, the assets would be adjusted to their fair value, based on appraisal or the present value of the undiscounted net cash flows.

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

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2008 and December 31, 2007, respectively:

	12/31/08	12/31/07
Balance as of beginning of year	$89,809	$71,759
Less: Payments made	(20,674)	(10,895)
Change in prior period estimate	—	1,397
Add: Provision for current period warranties	79,014	27,548
Balance as of end of year	$148,149	$89,809

Guarantees

None

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions as reported in the consolidated statement of changes in stockholders’ equity (deficit). Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd. Comprehensive income as of December 31, 2008 and 2007 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a 100% valuation allowance.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2008 and 2007, advertising costs incurred by the Company totaled approximately $8,000 and $17,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2008 and 2007, engineering and development costs incurred by the Company totaled approximately $18,000 and $31,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2008 and 2007 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the years ended December 31, 2008 and 2007, the Company recorded a foreign currency exchange rate loss of approximately $535,000 and a gain of approximately $87,000, respectively, which is included in selling and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of SFAS 123R on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2008 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

In 2008 and 2007, respectively, 772,500 and 200,000 options were granted at fair market value on the date of grant pursuant to the Stock Option Plan.

The Company leases its employees from a payroll leasing company. The Company’s leased employees meet the definition of employees as specified by FIN 44 for purposes of applying SFAS 123R.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash and cash equivalents by maintaining its cash and cash equivalents with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 for December 31, 2008 and $100,000 for December 31, 2007 are at risk. At December 31, 2008 and December 31, 2007, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by four customers at December 31, 2008 whose trade receivable balances each represented approximately 29%, 12%, 10%, and 6% for a total of 57% of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

Basic and Diluted Loss Per Share

The Company follows SFAS No. 128, Earnings Per Share (SFAS 128), which requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 4,981,972 in 2008 and 3,636,543 in 2007.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company’s independent registered public accounting firm Webb & Company to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2007 expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials, and the company expects to see results from these reductions, as well as other cost reduction plans through 2008. Additionally, the Company is reviewing cost of material increases, which are expected to be passed through to its customers as product price increases beginning January 2009.

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

The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $2,313,000 and $1,809,000 during the years ended December 31, 2008 and 2007, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

In April 2005, the maturity date of the loan agreement was extended to December 31, 2006. As consideration of this extension, this stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the date of grant. In March of 2006 and in subsequent March’s through 2009, the stockholder extended the maturity date of the loan agreement annually, which currently expires on December 31, 2010.

The Company experienced an increase in cash used in operations in 2008 but does not anticipate this increase to occur in 2009; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder, the funds received from its recent current private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through April 2009. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2009. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3. Inventories

At December 31, 2008 and December 31, 2007, inventories consisted of the following:

	December 31, 2008	December 31, 2007

Raw materials	$946,429	$780,979
Finished goods	505,039	779,005
Valuation allowance	(114,159)	(84,604)
	$1,337,309	$1,475,380

4. Prepaid Expenses and Other Current Assets

At December 31, 2008 and December 31, 2007, prepaid expenses and other current assets consisted of the following:

	December 31, 2008	December 31, 2007

Prepaid expenses	$117,746	$101,857
Deferred costs related to deferred revenue	66,791	79,791
	$184,537	$181,648

5. Property and Equipment

At December 31, 2008 and December 31, 2007, property and equipment consisted of the following:

	December 31, 2008	December 31, 2007

Machinery and equipment	$977,183	$1,077,501
Furniture and fixtures	54,870	101,555
Leasehold improvements	122,622	122,622
Website development	72,960	72,960
Computer hardware and software	93,929	119,262
	1,321,564	1,493,900
Less accumulated depreciation and amortization	(1,198,649)	(1,331,062)
	$122,915	$162,838

Depreciation and amortization expense of property and equipment for the years ended December 31, 2008 and 2007 is $61,301 and $96,001, respectively, of which approximately $12,000 and $18,000 is included in cost of products sold and approximately $49,000 and $78,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

6. Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. A $235,000 security deposit was paid in 2002, which was refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no Event of Default, as defined, by the Company. Of this amount, $66,667 was paid to the Company in November 2003, January 2005 and January 2006, respectively. As of December 31, 2008, $34,970 is included in noncurrent assets in the accompanying consolidated balance sheet. During 2008, this lease was renewed effective August 1, 2008 and expires July 31, 2013 and contains an annual increase of 3%. The total minimum lease payments over the term of the lease aggregate approximately $956,000.

The Company leased a condominium in Ocean Ridge, Florida to provide accommodations for Company use. The lease expired on December 31, 2008 and was not renewed.

The Company’s wholly owned subsidiary, Ltd., rented office space in Devon, England under a lease that extended through March 31, 2002 and was subsequently extended on a month-to-month basis. In September 2003, Ltd. moved to new office space by assuming the existing lease, which expired in August 2004, was renegotiated in September 2005 and expires in September 2010, but contained a cancellation clause, which was exercised during 2008. Effective August 15, 2008, the Company’s lease for the facility in Exeter was terminated and the Company relocated its office from Exeter to Newbury, to the facility of its Master Distributor, Filter Solutions Ltd.

Rent expense under all operating leases for the years ended December 31, 2008 and 2007 totaled approximately $282,000 and $314,000, respectively, of which approximately $214,000 and $224,000 is included in cost of products sold and approximately $68,000 and $72,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

In May 2007, the Company entered into a capital lease obligation for the purchase of approximately $8,525 of office equipment, which is included in property and equipment, net of approximately $995 of accumulated amortization, in the accompanying consolidated balance sheet.

Future minimum lease commitments due for facilities and equipment leases under non-cancellable capital and operating leases at December 31, 2008 are as follows:

	Capital Leases	Operating Leases
2009	$5,479	$184,151
2010	5,479	189,675
2011	2,283	192,046
2012	—	197,807
2013 and thereafter	—	117,382
Total minimum lease payments	13,241	$955,556
Less amount representing interest	(6,102)

Present value of minimum lease payments	$7,139

Future minimum lease commitments due for facilities and equipment leases under noncancellable capital and operating leases at December 31, 2008 are as follows:

	Capital Leases	Operating Leases
2008	$5,479	$149,524
2009	5,479	53,103
2010	5,479	39,282
2011	2,283
2012 and thereafter	—
Total minimum lease payments	18,720	$241,909
Less amount representing interest	(10,533)

Present value of minimum lease payments	$8,187

7. Accrued Liabilities

At December 31, 2008 and December 31, 2007, accrued liabilities consisted of the following:

	December 31, 2008	December 31, 2007
Accrued wages and benefits	$862,347	$680,342
Accrued expenses relating to vendors and others	84,326	73,610
Deferral of straight-line rent expense	—	16,790

Accrued warranty costs	148,149	89,809
Accrued interest payable relating to stockholder notes	53,714	55,504
	$1,148,536	$916,055

8. Long-Term Debt

Notes Payable to Stockholder

Beginning on March 28, 2002 the Company executed a binding agreement with one of its stockholders, who is also a Board Member, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the prime rate per annum (2.9% at December 31, 2008), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. In March 2006, March, 2007 and March 2008, the maturity date for the agreement was extended to December 31, 2007, December 31, 2008 and December 31, 2010, respectively.

          At December 31, 2008 and December 31, 2007, respectively, the Company had drawn all of the $6.1 million of available funds together with an additional $167,000 and $150,000, respectively. Additionally, the Company received loans from one board member totaling $100,000 at December 31, 2008 and loans from two board members totaling $100,000 at December 31, 2007.

          In April 2005, the maturity date of the agreement was extended from December 31, 2005 to December 31, 2006. As consideration of this extension, this stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the date of grant, for a period of five years.

          During the years ended December 31, 2008 and 2007, the Company incurred interest expense of approximately $283,000 and $481,000, respectively, on its draws, which is included in interest expense in the accompanying consolidated statements of operations.

Maturities of Long-Term Obligations for Five Years and Beyond

Long-term obligations consisted of the following at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Notes payable to stockholder	$6,367,702	$6,250,000
Capital lease obligation	7,139	8,187
	6,374,841	6,258,187
Less: current maturities	(1,859)	(1,048)
	$6,372,982	$6,257,139

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2008 and December 31, 2007 were:

	December 31, 2008	December 31, 2007
2008	$—	$1,048
2009	1,859	6,251,859
2010	6,370,972	3,270
2011	2,010	2,010
	$6,374,841	$6,258,187

9. Income Taxes

The United States and foreign components of loss from continuing operations before income taxes are as follows for the years ended December 31:

	2008	2007

United States	$(2,043,434)	$(2,455,387)
Foreign	(601,114)	14,286

Intercompany elimination	—	—

Loss from continuing operations before income taxes	$(2,644,548)	$(2,441,101)

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$14,854,359	$14,163,096
Depreciation and amortization	84,998	78,177
Accrued expenses and reserves	93,225	58,801
Impairment loss	78,304	78,304
Compensatory stock options and warrants	76,871	57,354
Capital Loss Carryover	42,686	40,630
Other	17,872	16,917
Total deferred tax assets	15,248,315	14,493,279
Valuation allowance	(15,248,315)	(14,493,279)
Net deferred tax assets	$—	$—

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $15,248,315 and $14,493,279 against its net deferred taxes is necessary as of December 31, 2008 and December 31, 2007, respectively. The change in valuation allowance for the years ended December 31, 2008 and 2007 is $755,036 and $932,207 respectively.

At December 31, 2008 and December 31, 2007, respectively, the Company had approximately $40,860,651 and $38,990,150, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2016. The Company will record the benefit of approximately $1,352,373 of the net operating loss carryforwards through additional paid-in capital if and when the net operating loss carryforwards are utilized, as such amounts relate to the unrecognized tax benefit from stock option exercises.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2008	2007
Federal statutory taxes	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)
Nondeductible items	0.12	0.16
Change in valuation allowance	37.59	38.39
Other	(.12)	(.92)
	—%	—%

10. Commitments and Contingencies

Agreements

          On October 1, 2008, the Company entered into a one-year, non-exclusive agreement with Emerging Markets Consulting LLC (EMC) for investor relation services. The Company agreed to pay 300,000 shares of commons stock priced at $0.325 plus 175,000 warrants with an exercise price of $0.75 and 175,000 warrants with an exercise price of $1.25 and an expiration date for all warrants of October 1, 2013.

11. Stock Options

The Company has three stock option plans, one adopted in 1996 and amended in July 1997 (the “1996 Option Plan”), one adopted in September 1999 and amended in June 2000 (the “1999 Option Plan”), and one adopted on November 8, 2000 (the “Directors’ Plan”). The 1996 Option Plan provides for the granting of up to 2,200,000 options, the 1999 Option Plan provides for the granting of up to 3,000,000 options and the Directors’ Plan provides for the granting of up to 400,000 options.

Both the 1996 and 1999 Plan provide for the granting of both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, at the discretion of the Board of Directors. Each plan limits the exercise price of the options at no less than the quoted market price of the common stock on the date of grant. The option term is determined by the Board of the Directors or the Compensation Committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company’s common stock, no more than five years after the date of the grant. Generally, under the 1996 and 1999 plans, options to employees vest over four years at 25% per annum, except for certain grants to employees that vest 50% upon grant with remaining amounts over two years at 25% per annum.

The Directors’ Plan provides for the granting of non-qualified options to members of the Board of Directors at exercise prices not less than the quoted market price of the common stock on the date of grant and options expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service. Such options may be exercised commencing two years from the date of grant.

On May 23, 2007 the Company extended the expiration date of 11,650 vested stock options for a terminated employee who left the company in May 2005. The exercise price of the options ranges from $.38 to $2.15. In accordance with SFAS 123, incremental compensation cost was recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company recorded approximately $1,202 of compensation expense related to this modification, which was included in the consolidated statement of operations for the year ended December 31, 2007.

During each of 2008 and 2007, 30,000 and 55,000 respectively, of options were issued to non-employee Directors.

Additional information concerning the activity in the three option plans is as follows:

	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,766,900	$2.65	1,880,400	$3.10
Granted	772,500.26		200,000.40
Exercised	—		(76,000)	.38
Cancelled	(124,000)	1.08	(130,000)	4.28
Expired	(647,500)	1.48	(107,500)	5.86
Outstanding, end of year	1,767,900	2.15	1,766,900	2.65
Exercisable, end of year	929,150	$3.83	1,505,650	$3.03
Options available for future grant, end of year	1,637,250		2,135,750

Summarized information with respect to options outstanding under the three option plans at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.21 – $1.70	1,363,400	5.89	$.55	524,650	$.97
$1.86 – $4.50	104,500	3.02	2.63	104,500	2.63
$8.50 – $9.25	300,000.50		9.25	300,000	9.25
Totals	1,767,900	5.25	$2.15	929,150	$3.81

Summarized information with respect to options outstanding under the three option plans at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.21 – $1.70	1,218,400	5.56	$.84	957,150	$0.92
$1.86 – $4.50	198,500	4.03	2.39	198,500	2.39
$8.50 – $9.25	350,000	1.59	9.14	350,000	9.14

Totals	1,766,900	4.97	$2.65	1,505,650	$3.03

12. Common Stock

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

In March 2008, the Company converted $520,000 previously received in the form of advances into purchases of 297,714 shares of common stock at $0.35 per share. As part of the offering, the Company awarded 371,429 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to March 26, 2018.

During May and June 2008 the Company received gross proceeds of approximately $.400 million for an aggregate of 1,352,166 shares of common stock from private investors, with purchase prices ranging from $0.28 to $.31 per share of common stock. Each four shares purchased will entitle the purchaser to receive common stock purchase warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to June 5, 2013.

During the June through August 2008, the Company had received gross proceeds of approximately $480 million for an aggregate of 1,826,500 shares of common stock from a confidential private placement offering, with purchase prices ranging from $0.25 to $.33 per share of common stock. Each four shares purchased will entitle the purchaser to receive common stock purchase warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to August 25, 2013.

On October 1, 2008, the Company agreed to pay to Emerging Markets, LLC, 300,000 shares of commons stock priced at $0.325 plus 175,000 warrants with an exercise price of $0.75 and 175,000 warrants with an exercise price of $1.25 and an expiration date for all warrants of October 1, 2013.

In December 2008, the Company converted $100,000 previously received in the form of advances into purchases of 833,333 shares of common stock at $0.12 per share. As part of the offering, the Company awarded 208,333 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to November 20, 2013.

13. Warrants

At December 31, 2008 and 2007, 3,214,072 and 1,869,643 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and have expiration dates ranging from February 2, 2009 to March 26, 2018. Information concerning the Company’s warrant activity is as follows:

	2008		2007
	Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price

Outstanding, at the beginning of year	1,869,643	$1.25	1,589,643	$0.99
Granted	1,949,429	1.21	380,000	$1.25
Exercised	—	—	—	—
Expired	(605,000)	1.10	100,000	$4.05
Outstanding, at the end of year	3,214,072	$1.25	1,869,643	$1.25

In consideration of the stockholder loan agreement (Item 12), the Company has granted the stockholder a total of 475,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the dates of grant. On March 28, 2002, the Company recorded a deferred charge of $318,000. The deferred charge was initially amortized over the commitment period and subsequently revised to include the repayment period, as amended. During the years ended December 31, 2008 and 2007, the Company had amortized approximately $5,000 and $6,000 of such costs, respectively, which are included in interest expense in the accompanying consolidated statements of operations.

On March 14, 2003, the Company recorded a deferred charge of $212,500. The deferred charge is being amortized over the repayment period of 21.5 months. During the years ended December 31, 2008 and 2007, the Company had amortized approximately $3,000 and $4,000 respectively, which is included in interest expense in the accompanying consolidated statement of operations.

In June 2007, the Company received cash proceeds of $975,000 from an accredited investor for the purchase of 1,300,000 shares of common stock at $0.75 per share as part of a private offering. As part of the offering, the Company awarded 380,000 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to August 23, 2017.

As part of the offering in February 2008, the Company awarded 225,000 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to February 5, 2018.

As part of the shareholder loans converted to common shared in March 2008, the Company granted shareholders 371,429 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to March 26, 2018.

As part of the May and June 2008 private placement offering, the Company granted to investors 338,041 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to June 5, 2013.

As part of the June through August 2008 private placement offering, the Company granted to investors 456,626 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to August 25, 2013.

On October 1, 2008, as part of the payment for services, the Company granted Emerging Markets, LLC 175,000 warrants with an exercise price of $0.75 and 175,000 warrants with an exercise price of $1.25 and an expiration date for all warrants of October 1, 2013.

As part of the shareholder loans converted to common shared in November 2008, the Company granted a shareholder 208,333 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to November 20, 2013.

14. Major Customers

During 2008 and 2007, two customers together accounted for approximately 34% and 44%, respectively, of the Company’s net sales. In 2008, there were two customers that individually accounted for greater than 10% of net sales, or approximately $485,000 and $419,000, while in 2007 there were two customers that individually accounted for greater than 10% of net sales, or approximately $791,000 and $570,000. There were four customers at December 31, 2008, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 29%, 12%, 10%, and 6% respectively, of total accounts receivable. There were five customers at December 31, 2007, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 24%, 10%, 8%, 8% and 7% respectively, of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

15. Geographic Information

The Company has two lines of product, which it manufactures and distributes from its locations in the United States and the United Kingdom. Information with respect to sales activity and long-lived assets (consisting entirely of property and equipment) in the United States and United Kingdom is as follows:

	Year Ended December 31
	2008	2007
Net sales:
United States	$1,972,704	$1,873,017
United Kingdom	722,936	1,209,856
	$2,695,640	$3,082,873

Long-lived assets by area:
United States	$41,232	$153,139
United Kingdom	606	9,699
	$41,838	$162,838

16. Subsequent Events

          On January 8, 2009 the Company extended again the expiration date by six months for a loan of $123,750, interest-bearing at a rate of 5.63% and collateralized by 300,000 shares of common stock, made to a former employee of the Company. The new expiration date of the loan will be April 8, 2009.

          On March 5, 2009 Puradyn Filter Technologies Incorporated filed a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of its common stock from 40,000,000 shares to 50,000,000 shares effective close of business on March 25, 2009. The par value of the common stock did not change as a result of this charter amendment.

          The Certificate of Amendment were adopted by our Board of Directors on January 30, 2009, and by the holders of a majority of our outstanding common stock by the written consent dated March 4, 2009, all as described in greater detail in our definitive Information Statement on Schedule C as filed with the Securities and Exchange Commission on March 4, 2009.

          In February 2009, the Company formally terminated its Master Distributor Agreement with Filter Solutions Ltd (FSL), whereby FSL had assumed distributorship for the United Kingdom, Mainland Europe and Ireland.

          On February 5, 2009, the Company signed a Letter of Intent with SOMS Technologies, LLC summarizing the principal terms of a proposed joint development and joint marketing transaction.

          On February 23, 2009, the repayment date of the stockholder loan was extended from December 31, 2009 to December 31, 2010.

          During February 2009, the Company received proceeds to $476,000 from the sale of 1,724,137 shares of common stock at $.28 per share.

          On February 5, 2009, the Company converted $100,000 previously received in the form of advances into purchases of 400,000 shares of common stock at $0.25 per share. As part of the offering, the Company awarded 100,000 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to February 3, 2014.

          During the quarter ending March 31, 2009, the Company received shareholder loans totaling $100,000.

          On March 4, 2009, the Company awarded Mark Rodino 425,000 warrants to purchase 425,000 shares of common stock at $.50 per share for consultancy services on behalf of the Company resulting in equity funding of approximately $1 million during the past 18 months. The warrants expire on March 3, 2014. The Company recorded an expense of approximately $89,250 for this award in March, 2009.

          On March 5, 2009 the Company entered into an Investor Advisory Agreement with Blue Skies Holdings, LLC and Egleston Incorporated.