Form 10-Q
period 2009-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2009-05-15
CIK 1019787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 39,225,555 shares of common stock are issued and outstanding as of May 13, 2009.

OTHER PERTINENT INFORMATION

          Our web site is www.puradyn.com. The information which appears on our web site is not part of this report.

          When used in this report, the terms “Puradyn,” the “Company,” “we,” “our,” and “us” refers to Puradyn Filter Technologies Incorporated, a Delaware corporation, and our subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to operate as a going concern and to raise sufficient capital to fund our operations, acceptance of the Company’s products, the Company’s dependence on distributors and a few significant customers, risks associated with international operations and international distribution and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report and our Annual Report on Form 10-K for the year ended December 31, 2008 in their entirety, including the risks described in Part I. Item 1A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Puradyn Filter Technologies Incorporated
Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008

	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$54,055	$116,802
Accounts receivable, net of allowance for uncollectible accounts of $32,584 and $22,970, respectively	153,026	182,660
Inventories, net	1,378,387	1,337,309
Prepaid expenses and other current assets	165,875	184,537
Total current assets	1,751,343	1,821,308

Property and equipment, net	111,112	122,915
Other noncurrent assets	40,930	40,930
Deferred financing costs, net	7,046	8,419
Total other assets	159,088	172,264

Total assets	$1,910,431	$1,993,572

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$281,938	$305,645
Accrued liabilities	1,141,043	1,148,536
Current portion of capital lease obligation	2,134	1,859
Deferred revenue	109,267	120,647
Total current liabilities	1,534,382	1,576,687

Notes Payable - stockholder	6,267,702	6,367,702
Capital lease obligation, less current portion	4,609	5,280
Total Long Term Liabilities	6,272,311	6,372,982
Total Liabilities	7,806,693	7,949,669

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000; none issued and outstanding	—	—
None issued and outstanding
Common stock, $.001 par value:	37,981	35,839
Authorized shares – 50,000,000
Issued and outstanding – 37,980,345 and 35,838,351 respectively
Additional paid-in capital	43,980,307	43,301,010
Deferred compensation	(79,592)	(118,736)
Notes receivable from stockholders	(966,531)	(966,531)
Accumulated deficit	(49,152,177)	(48,469,757)
Accumulated other comprehensive income	283,750	262,078
Total stockholders’ deficit	(5,896,262)	(5,956,097)
Total liabilities and stockholders’ deficit	$1,910,431	$1,993,572

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$298,781	$763,425

Costs and expenses:
Cost of products sold	360,491	625,329
Salaries and wages	239,669	256,053
Selling and administrative	342,628	262,398
	942,788	1,143,780
Loss from operations	(644,007)	(380,355)

Other income (expense):
Interest income	177	733
Interest expense	(38,590)	(90,853)
Total other income (expense)	(38,413)	(90,120)

Net loss before income tax expense	(682,420)	(470,475)
Income tax expense	—	—
Net loss	$(682,420)	$(470,475)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	37,246,932	30,052,600

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	2009	2008
Operating activities
Net loss	$(682,420)	$(470,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,980	17,338
Provision for bad debts	9,614	(19,961)
Provision for obsolete and slow moving inventory	38,610	(1,284)
Amortization of deferred financing costs included in interest expense	1,373	3,789
Deferred compensation	39,144	—
Compensation expense on stock-based arrangements with employees and vendors	98,663	9,355
Compensation expense on stock-based arrangements with investors and directors	—	45,000
Changes in operating assets and liabilities:
Accounts receivable	20,020	(12,377)
Inventories	(79,689)	(140,431)
Prepaid expenses and other current assets	18,662	(32,522)
Accounts payable	(23,706)	(150,037)
Accrued liabilities	(7,493)	(36,319)
Deferred revenues	(11,380)	7,239
Net cash used in operating activities	(566,622)	(780,685)

Investing activities
Purchases of property and equipment	—	(1,853)
Net cash used in investing activities	—	(1,853)

Financing activities
Proceeds from sale of common stock	582,758	324,000
Proceeds from exercise of stock options	—	—
Proceeds from issuance of notes payable to stockholder	—	420,000
Payment of notes payable to stockholder	(100,000)	—
Payment of capital lease obligations	(396)	(2,002)
Net cash provided by financing activities	482,362	741,998
Effect of exchange rate changes on cash and cash equivalents	21,513	5,378
Net decrease in cash and cash equivalents	(62,747)	(35,162)

Cash and cash equivalents at beginning of period	116,802	112,270

Cash and cash equivalents at end of period	$54,055	$77,108

Supplemental cash flow information:
Cash paid for interest	$41,278	$124,527
Noncash Investing and Financing:
February 5, 2009 and March 24, 2008, Note Payable of $100,000 and $520,000, respectively, converted to stockholder’s equity	$100,000	$520,000

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Changes in Stockholders’ Deficit

							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Notes Receivable From Stockholders			Total Stockholders’ Deficit
	Common Stock			Deferred Compensation		Accumulated Deficit
	Shares	Amount
Balance at December 31, 2008	35,838,351	$35,839	$43,301,010	$(118,736)	$(966,531)	$(48,469,757)	$262,078	$(5,956,097)
Foreign currency translation adjustment	—	—	—	—	—	—	21,672	21,672

Net loss	—	—	—	—	—	(682,420)	—	(682,420)
Total comprehensive loss	—	—	—	—	—	—	—	(660,748)
Stock issued for private placement	2,124,137	2,124	580,634	—	—	—	—	582,758
Issuance of shares and warrants to vendors	17,857	18	94,232	39,144	—	—	—	133,394
Compensation expense associated with unvested option expense	—	—	4,431	—	—	—	—	4,431

Balance at March 31, 2009	37,980,345	$37,981	$43,980,307	$(79,592)	$(966,531)	$(49,152,177)	$283,750	$(5,896,262)

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

1.	Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2009.

For further information, refer to Puradyn Filter Technologies Incorporated’s (the “Company”) consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2008.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company’s independent auditors Webb & Company, P.A. to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2008 expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials and analyzing more efficient manufacturing processes. The Company, until recently, had seen results from these reductions, as well as from other cost reduction plans. However, due to raw material increases and the recent economic environment, the Company has been able to pass on only a portion of these costs as product price increases and has been forced to absorb some raw material increases. A portion of this increase is being offset by customer price increases effective January 1, 2009. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 5,356,972 and 4,026,114 for the three months ended March 31, 2009 and 2008, respectively.

Stock Compensation

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of SFAS 123R on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended March 31, 2008 and March 31, 2009 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

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

Inventories consisted of the following at March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009	December 31, 2008

Raw materials	1,147,944	946,429
Finished goods	347,159	505,039
Valuation allowance	(116,716)	(114,159)
	1,378,387	1,337,309

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $1,373 and $3,789 for the three-months ended March 31, 2009 and 2008, respectively. Accumulated amortization of deferred financing costs as of March 31, 2009 and 2008 was $674,103 and $666,416, respectively.

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

The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2009:

Balance as of December 31, 2008	$148,149
Less: payments made	(891)
Change in prior period estimate	—
Add: Provision for current period warranties	12,701
Balance as of March 31, 2009	$159,959

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (“Ltd.”). Comprehensive loss as of March 31, 2009 and 2008 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three-months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Net loss	$(682,420)	$(470,475)

Other comprehensive loss:
Foreign currency translation adjustment	21,672	1,713
Comprehensive loss	$(660,748)	$(468,762)

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designed and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issue for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

          In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

2.	Issues Affecting Liquidity and Management’s Plans

          The Company’s financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of approximately $567,000 and $781,000 during the three-months ended March 31, 2009 and 2008, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

          These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company’s independent registered public accounting firm, Webb & Company, P.A., to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2008 expressing substantial doubt about the Company’s ability to continue as a going concern.

          The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company including acquiring alternative suppliers for raw materials. The Company, until recently, had seen results from these reductions, as well as from other cost reduction plans. However, due to raw material increases and the recent economic environment, the Company has been able to pass on only a portion of these costs as product price increases and has been forced to absorb some raw material increases. A portion of this increase is being offset by customer price increases effective January 1, 2009.

          The Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company is in the process of aggressively seeking to raise capital and is exploring financing availability and options with investment bankers, funds, private sources, members of management and existing shareholders. The Company has implemented measures to preserve its ability to operate, including organizational changes, deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

          Beginning on March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also its CEO and a Board member, to fund up to $6.1 million. The original loan agreements, dated March 28, 2002 and March 14, 2003, were due and payable on December 31, 2003 and December 31, 2004.

          On February 2, 2004, executive officer, director and stockholder amended the original loan agreements to extend the maturity dates to December 31, 2005 and to waive the funding requirement mandating maturity terms until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company’s private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs.

          In April 2005, the maturity date of the loan agreement was extended to December 31, 2006. As consideration of this extension, this executive officer, director and stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the date of grant. In March of 2006 and in subsequent March’s through 2009, the executive officer, director and stockholder extended the maturity date of the loan agreement annually, which currently expires on December 31, 2010. As of March 31, 2009, the Company had drawn a total of $6.1 million of the available funds together with an additional $167,000.

          The Company anticipates increased cash flows from 2009 sales activity in the later half of the year; however, additional cash will still be needed to support operations. If additional capital is not raised, budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company will have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2009. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3.	Common Stock

          On January 8, 2009 the Company extended again the expiration date by six months for a loan of $123,750, interest bearing at a rate of 5.63% and collateralized by 300,000 shares of common stock, made to a former employee of the Company. The new expiration date of the loan is April 8, 2009. The note was not paid when due and is currently in default. As of the date hereof, the Company has not exercised its rights to the collateral or made any demand for payment.

          During February 2009 the Company received proceeds of $476,000 from the sale of 1,724,137 shares of common stock at $0.28 per share.

          On February 5, 2009, the Company converted $100,000 previously received in the form of advances into purchases of 400,000 shares of common stock at $0.25 per share. As part of the offering, the Company awarded 100,000 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to February 3, 2014.

          On March 31, 2009 the Company awarded Mark Rodino 17,857 shares of common stock, valued at $.28 per share for consultancy services on behalf of the Company. The Company recorded an expense of approximately $5,000 for this award in March 2009.

4.	Stock Options

          During the three-month periods ended March 31, 2009 and March 31, 2008, the Company recognized compensation expense of approximately $140,000 and $45,000, respectively. On October 1, 2008, the Company agreed to pay to Emerging Markets, LLC, 300,000 shares of commons stock priced at $0.325 plus 175,000 warrants with an exercise price of $0.75 and 175,000 warrants with an exercise price of $1.25 and an expiration date for all warrants of October 1, 2013. During the three-month period ending March 31, 2009, approximately $39,000 of this expense was amortized. On February 5, 2008, the Company recorded an expense of $45,000 related to 225,000 warrants granted with an average exercise price of $1.25 and an expiration of February 5, 2018. On March 4, 2009, the Company awarded Mark Rodino 425,000 warrants to purchase 425,000 shares of common stock at $.50 per share for consultancy services on behalf of the Company. The warrants expire on March 3, 2014. The Company recorded an expense of approximately $89,250 for this award in March 2009.

          At March 31, 2009, approximately 3,589,072 warrants with an average exercise price of $1.13 remain outstanding and were fully vested.

          For the three months ended March 31, 2009 and March 31, 2008, respectively, the Company recorded stock-based compensation expense of $4,431 and $9,355, relating to unvested employee stock options.

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

          A summary of the Company’s stock option plans as of March 31, 2009, and changed during the three month period then ended is presented below:

	Three Months Ended March 31, 2009
	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of period	1,767,900	$2.15

Options granted	15,000.35
Options exercised	—	—
Options cancelled	15,000	1.64
Options at end of period	1,767,900	$2.14
Options exercisable at end of period	934,150	$3.79

Changes in the Company’s unvested options for the three months ended March 31, 2009 are summarized as follows:

	Three Months Ended March 31, 2009
	Number of Options	Weighted Average Exercise Price
Options unvested at beginning of period	838,750	$.31
Options granted	15,000.35
Options vested	16,250.37
Options cancelled	3,750.33
Options unvested at end of period	833,750	$.29

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.21 – $1.70	1,363,400	5.68	$.55	539,650	$.96
1.86 – 4.50	94,500	2.69	2.67	94,500	2.67
8.50 – 9.25	300,000	1.25	9.25	300,000	9.25
Totals	1,797,900	5.13	$2.14	934,150	$3.79

A summary of the Company’s warrant activity as of March 31, 2009 and changed during the three month period then ended is presented below:

	2009
Three months ended March 31, 2009	Weighted Average Exercise
	Options	Price

Warrants outstanding at the beginning of the period	3,189,072	$1.25
Granted	525,000.64
Exercised	—
Expired	125,000	2.00
Warrants outstanding at end of period	3,589,072	$1.13

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$.5 0 – $.99	700,000	3.49	$.63
1.00 – 1.25	2,889,072	3.84	1.25
Totals	3,589,072	3.81	$1.13

5.	Notes Payable to Stockholder

          As of March 31, 2009, the Company had drawn all of the $6.1 million from the available line-of-credit, which is provided by a stockholder, who is also the Company’s CEO and a Board Member, of the Company (see Note 2). Amounts drawn bear interest at a weighted average between two facilities, one is based on a minimum of 2.75% or the prime rate minus one-half percent and the other is based on Libor plus 1.40 (a weighted average of 2.35% as of March 31, 2009) payable monthly and become due and payable on December 31, 2010, or upon a change in control of the Company or consummation of any other financing over $7.0 million. Previously, this executive officer, director and stockholder waived this funding requirement. On February 23, 2009, the maturity date of the stockholder loan was extended from December 31, 2009 to December 31, 2010.

          During the three-months ending March 31, 2009, the Company received an advance of $100,000 from a member of the Board, which was subsequently converted into common shares in May 2009.

          For the three-months ended March 31, 2009 and 2008, the Company recorded approximately $36,230 and $85,807, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6.	Commitments and Contingencies

          Sales to two customers individually accounted for approximately 22% and 12% for the three- months ended March 31, 2009.

7.	Subsequent Events

          On May 1, 2009 the Company received proceeds of $100,000 from the sale of 689,655 shares of common stock at a price of $0.145 per share and as part of the offering, awarded 172,414 warrants to purchase one share of common stock at an exercise price of $0.50 on or prior to May 1, 2014.

          On May 7, 2009, the Company converted $100,000 previously received as a stockholder loan in January, 2009, into 555,555 shares of common stock at a price of $.18 per share, the closing price of the Company’s stock on May 6, 2009. In connection with the issuance of common stock, the Company issued warrants to purchase 138,889 shares of common stock at a price of $.50, which expire on May 6, 2014.

          On May 8, 2009, the Company modified the exercise price of 100,000 warrants previously issued to Dom Telesco on February 3, 2009 from $1.25 to $.50.

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

Overview

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

Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $15 billion potential market, based upon figures supplied by The Rhein Report, a diesel engine industry consulting, publishing and market research company. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

•	A competitively priced, value-added product based on an advanced, patented technology;
•	An alternative solution to the rising costs and national concerns over dependence on foreign oil; and
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

We continue to focus our sales and marketing efforts to target industries more open to innovative methods to reduce oil maintenance operating costs. These industries are searching for new and progressive ways, including bypass oil filtration, to maintain their equipment.

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

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

•

The May 2009 announcement that a major oil drilling company, operating land drilling and offshore rigs in over 30 countries, has started a program to outfit its drilling platforms with the Puradyn systems. Worldwide equipment fleet of over 2,700 has been targeted for retrofit.

•

The March 2009 announcement that the Company has entered into an exclusive sales representative agreement for the country of Nigeria and adjacent waters, effectively opening a new market for the Puradyn system.

•

2008 announcement that the Avis Budget Group is installing the Puradyn system as standard on its fleet of 300+ heavy duty buses. Avis is the first in the car rental industry to use bypass oil filtration.

•	2008 announcement that John Deere Forestry Division is factory-installing Puradyn systems in Joensuu, Finland on equipment to be utilized in Russia and other countries where high sulfur fuel is used.

•

2008 announcement of initial and repeat orders received from the Foreign Military Sales program, the government method for selling U.S. defense equipment, services, and training, to supply the Puradyn system for the line haul fleet.

•	U.S. Army contract received to supply the Puradyn system to outfit JERRV vehicles used in combat in Iraq and Afghanistan.

We believe that the renewed interest shown in the technology of bypass oil filtration as an economic alternative to significantly rising oil prices, dependence upon foreign oil, with the added benefit of being environmentally beneficial, will timely and favorably position the Company as a manufacturer of a cost efficient “green” product.

We also believe that industry acceptance will continue to grow in 2009 and restore revenues to their historical levels; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues. Even with the above announcement, business revenue during the first quarter of 2009 was below management expectation, due to the lead-time involved in manufacturing special order requirements.

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

We believe international sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the Puradyn system requires to verify oil condition. In the first three months of 2009, total international sales accounted for approximately 34% of the Company’s consolidated net sales as compared to 55% for the first three months of 2008. As discussed elsewhere herein, we believe that the decline in international sales in the current fiscal year is attributable to competition from a former employee in the U.K as well as the global economic uncertainty, which we estimate have negatively impacted our sales for this quarter approximately $115,000 and $350,000, respectively. Given the fact that our product saves money and companies are looking to save costs as oil prices increase, we expect the global economic uncertainly will continue to negatively affect our sales revenues through the second quarter of 2009 and diminish thereafter.

Optimizing our limited resources and obtaining sufficient capital will be key to accomplishing our goals. We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the major accounts using our system. To accomplish these tasks, we will need obtain capital funding and add appropriate sales and marketing support to be sure our distributors and customers are served. At this time, we anticipate the need for at least two salespersons and one sale support person. We will be adding application engineers and product engineers as we grow our OEM account list. A second application engineer and product engineer will be needed as we add our third OEM. The expansion into the OEM area, even though it is very demanding due to response need to meet their needs, is also rewarding in the aspect that it provides a steady flow of material requirements for our manufacturing area giving us more stability in manufacturing personnel, a stronger supply chain with steady production, economies of scale and the ability to better utilize our overhead with higher average material turn rates.

As described elsewhere herein, we continue to address our liquidity and working capital issues as we continue to seek to raise additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these costs reductions will impact our results of operations during the balance of 2009 and beyond. We are also reviewing cost of material increases, some of which were passed through to our customers as product price increases beginning January 2009. These price increases were generally limited to market conditions, but will continue to be applied each January and were in the range of 4% to 8%. Cost reductions were and continue to be implemented by the Company including acquiring alternative suppliers for raw materials. The Company, until recently, had seen results from these reductions, as well as from other cost reduction plans. However, due to raw material increases and the recent economic environment, the Company has been able to pass on only a portion of these costs as product price increases and has been forced to absorb some raw material increases. A portion of this increase is being offset by customer price increases effective January 1, 2009.

Going Concern

          Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led our independent registered public accounting firm Webb & Company P.A. to include a statement in its audit report relating to ours audited consolidated financial statements for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Product returns

          Consistent with industry practices, we may accept limited product returns or provide other credits in the event that a distributor holds excess inventory of our products. During the three-months ended March 31, 2009 and March 31, 2008, product returns totaled $3,463 and $20,174, respectively. Increased product returns during 2008, was primarily attributable one customer’s excess inventory purchases acquired during 2007. Our sales are made on credit terms, which vary depending on the nature of the sale. We believe we have established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables. However, there can be no assurance that actual returns and uncollectible receivables will not exceed our reserves.

Results of Operations for the Three-months Ended March 31, 2009 Compared to the Three-months Ended March 31, 2008

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company’s condensed consolidated statements of operations in comparing the three-months ended March 31, 2009 to the three-months ended March 31, 2008:

(In thousands)	Three Months Ended March 31,
	2009	2008	Change
Net sales	$299	$763	$(464)

Costs and expenses:
Cost of products sold	360	625	(265)
Salaries and wages	240	256	(16)
Selling and administrative	343	262	81
Total costs and expenses	943	1,143	(200)

Other (expense) income:
Interest income	—	1	(1)

Interest expense	(38)	(91)	53
Total other (expense) income	(38)	(90)	52
Net loss	$(682)	$(470)	$(212)

Net Sales

          The following table outlines details related to sales and sales returns and the amount of increase or decrease reflected in net sales in comparing the three-months ended March 31, 2009 to the three-months ended March 31, 2008:

(in thousands)	Three Months Ended March 31,
	2009	2008	Change

Gross sales	309	716	(407)
Sales returns and allowances	(10)	47	(57)
Net Sales	299	763	(464)

US domestic sales	199	342	(143)
US international sales	36	157	(121)
UK sales	64	264	(200)
Net Sales	299	763	(464)

Net sales decreased by approximately $464,000 or 61% from approximately $763,000 in 2008 to approximately $299,000 in 2009.

During the period ending March 31, 2008, the sales returns and allowances decreased approximately $57,000 due to a decrease in the cumulative historical rate of returns from 4.13% to 3.61%. Overall, historical return rates have continued to decline as improvements have been made to the products. During the period ended March 31, 2008, the return rate was 3.81% and the company recorded approximately $10,000, or .3% of gross sales, in allowance for sales returns.

Sales to two customers accounted for approximately 22% and 12%, respectively, of the consolidated net sales for the three-months ended March 31, 2009. For the three-months ended March 31, 2008, sales to three customers accounted for approximately 19%, 13% and 13%, respectively, of the consolidated net sales. This decline is due to a decrease in sales to two customers, one of which has placed substantial orders for delivery in May 2009.

The US international sales decreased approximately $121,000 or 77%, from approximately $157,000 for the period ending March 31, 2008 to approximately $36,000 for the period ending March 31, 2008. This decrease is due entirely from the decline in sales from a single international customer, which has been significantly affected by the global economy.

The UK subsidiary’s sales decreased by approximately $200,000 or 76%, from approximately $264,000 for the period ending March 31, 2008, to approximately $64,000 for the period ending March 31, 2009. Sales to one of the UK subsidiary’s customers decreased by approximately $115,000, from approximately $144,000 for the period ending March 31, 2008 to approximately $28,000 for the period ending March 31, 2009. We believe that the marketing of a competitive product to our customers by our former UK Managing Director has contributed to a decline in its international sales volume.

Cost of Products Sold

Cost of products sold, as a percentage of sales, increased from approximately 82% in 2008 to approximately 121% in 2009. The increase in cost of goods sold as a percentage of sales, is attributable to the significant decrease in sales and allocation of fixed and variable factory costs over fewer sales. There was an increase of approximately $49,000 attributable to increases in inventory allowance, which was partially offset by a decrease in direct and indirect factory wages and benefits of approximately $18,000, due to layoffs.

Salaries and Wages

Salaries and wages decreased approximately $16,000, or 6%. This decrease is the result of a decrease in salaries and wages of approximately $4,000 generated in the UK office, since the office was closed during 2008, and approximately $11,000 due to an Engineering vacancy for the period ending March 31, 2009.

Selling and Administrative Expenses

Selling and administrative expenses increased by approximately $81,000, or 31%. This increase was due to increases in stock based compensation expense, exchange rate losses and a reduction in bad debt of approximately $90,000, $37,000, and $11,000, respectively. These increases were partially offset by decreases in UK office expenses, selling and marketing costs, and patent expenses of approximately $20,000, $16,000 and $15,000, respectively. The decrease in UK office expenses is due to the closing of that office in 2008.

Interest Expense

Interest expense decreased by approximately $53,000, as a result of a decrease in the interest rate on outstanding balance of the stockholder notes payable. The Company pays interest monthly on the notes payable to stockholder at the prime rate less one-half percent, which was a weighted average of 2.4% as of March 31, 2009 as opposed to 5.7% as of March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, the Company had cash and cash equivalents of approximately $54,000, as compared to approximately $117,000 at December 31, 2008. At March 31, 2009, we had working capital of approximately $217,000 and our current ratio (current assets to current liabilities) was 1.14 to 1. At December 31, 2008 we had working capital of approximately $245,000 and our current ratio was 1.16 to 1. The decrease in working capital and current ratio is primarily attributable to the increase in inventory (approximately $80,000), a decrease in cash (approximately $63,000), and a decrease in accounts in accounts payable (approximately $24,000) offset by increases in inventory allowance (approximately $39,000), increase in accounts receivable (approximately $20,000) and increases in prepaid expenses (approximately $19,000).

We have incurred net losses each year since inception and at March 31, 2009 we had an accumulated deficit of $49,152,177. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During 2008, we raised a total of $1.727 million in capital from an institutional investor and current stockholders and during the three months ended March 31, 2009 we raised an additional $.5 million. In addition, as of March 31, 2009, we owe our CEO $6.25 million for funds he has advanced to us from time to time for working capital. Interest expense on this loan was approximately $36,000 for the three months ended March 31, 2009.

We do not currently have any commitments for capital expenditures. Currently, without additional equity investments, we expect our operating cash flows will suffice through May 2009. We are actively seeking additional equity investments, however, it is possible we will be required to accelerate our contingent plans to more aggressively reduce spending as described below. While we anticipate cash flows from 2009 sales activity, cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. In addition, as set forth above, we owe our CEO $6.25 million which is due on December 31, 2010 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our CEO will extend the due date. We continue to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the next twelve months of operations. We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of its assets to continue as a going concern through 2009. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our company. These factors raise substantial doubt about our ability to continue as a going concern.

Operating activities

For the three-month period ended March 31, 2009 net cash used in operating activities was approximately $567,000, which primarily resulted from the net loss of approximately $682,000. The decrease in working capital is primarily attributable to the increase in inventory (approximately $80,000), a decrease in cash (approximately $63,000), and a decrease in accounts in accounts payable (approximately $24,000) offset by increases in inventory allowance (approximately $39,000), decrease in accounts receivable (approximately $20,000) and decreases in prepaid expenses (approximately $19,000).

Investing activities

For the three months ending March 31, 2009, no cash was used in investing activities.

Financing activities

Net cash provided by financing activities was approximately $482,000 for the period, due to $583,000 of net proceeds received from stock issued for cash offset by a $100,000 reduction of the stockholder loan.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designed and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issue for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 did not have a material impact on our financial position

Impact of Inflation

Inflation has not had a significant impact on the Company’s operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company’s end users cost/benefit analysis as to the use of the Company’s products. The impact of fluctuations in foreign currency has been significant during the three-month period ended March 31, 2009. The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.45 on December 31, 2008 to 1.42 on March 31, 2009 as compared to 2.00 on December 31, 2007 to 2.00 on March 31, 2008.

The financial statements of the Company’s foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during the three-months ended March 31, 2009 and 2008 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the three-month period ended March 31, 2009 and 2008, the Company recorded foreign currency exchange rate losses of approximately $22,000 and approximately $2,000, respectively, which is included in selling and administrative expenses in the accompanying consolidated statements of operations.

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

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

          Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During February 2009 the Company received proceeds of $476,000 from the sale of 1,724,137 shares of common stock at $0.28 per share to a single, unaffiliated investor. The investor was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The Company did not incur commissions or fees related to this transaction.

During December 2008, the Company received an advance of $100,000 from Mr. Dom Telesco, a current stockholder who is also a member of the Board of Directors, which was subsequently converted into 400,000 shares of common stock at a conversion price of $0.25 per share in February, 2009. As part of the offering, the Company awarded 100,000 warrants to purchase common stock at an exercise price of $1.25 on or prior to February 3, 2014. The investor was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The Company did not incur commissions or fees related to this transaction.

On May 1, 2009 the Company received proceeds of $100,000 from the sale of 689,655 shares of common stock at a price of $0.145 per share to an existing stockholder. As part of the offering, awarded 172,414 warrants to purchase one share of common stock at an exercise price of $0.50 on or prior to May 1, 2014. The investor was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The Company did not incur commissions or fees related to this transaction

During January 2009, the Company received an advance of $100,000 from Mr. Dom Telesco, a current stockholder who is also a member of the Board of Directors, which was subsequently converted into 555,555 shares of common stock at a conversion price of $.18 per share on May 7, 2009. As part of the offering, the Company awarded warrants to purchase 138,889 shares of common stock at a price of $.50, which expire on May 6, 2014. The investor was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The Company did not incur commissions or fees related to this transaction

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           On March 4, 2009 the holders of a majority of the Company’s issued and outstanding common stock executed a written consent in lieu of a meeting approving a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of its common stock from 40,000,000 shares to 50,000,000 shares, effective close of business on March 25, 2009. The par value of the common stock did not change as a result of this charter amendment. On or about March 5, 2009 the Company mailed a definitive Information Statement on Schedule 14C to those stockholders who did not execute the written consent approving the charter amendment.

ITEM 5.	OTHER INFORMATION.

          On May 8, 2009, the Company modified the exercise price of 100,000 warrants previously issued to Mr. Dominic Telesco, a member of its Board of Directors, on February 3, 2009 from $1.25 per share to $.50 per share. These warrants were previously issued to Mr. Telesco as consideration for a loan to the Company. In connection therewith, the Company will not recognize an expense during the second quarter of 2009 as this modification relates to investor consideration.

ITEM 6.	EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: May 14, 2009	By /s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer

Date: May 14, 2009	By /s/ Cindy Lea Gimler
Cindy Lea Gimler, Chief Financial Officer