Form 10-Q
period 2009-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2009-08-14
CIK 1019787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

          Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 42,082,047 shares of common stock are issued and outstanding as of August 12, 2009.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Puradyn Filter Technologies Incorporated
Condensed Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Assets
Current assets:
Cash and cash equivalents	$58,721	$116,802
Accounts receivable, net of allowance for uncollectible accounts of $62,549 and $22,970 respectively	455,030	182,660
Inventories, net	1,146,967	1,337,309
Prepaid and other current assets	113,122	184,537
Total current assets	1,773,840	1,821,308

Property and equipment, net	109,411	122,915
Deferred financing costs, net	6,040	8,419
Other noncurrent assets	40,930	40,930
Total Other Assets	156,381	194,453

Total assets	$1,930,221	$1,993,572

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$351,030	$305,645
Accrued liabilities	1,300,983	1,148,536
Current portion of capital lease obligation	2,484	1,859
Deferred revenue	93,709	120,647
Total current liabilities	1,748,206	1,576,687

Notes Payable - stockholder	6,268,414	6,367,702
Capital lease obligation, less current portion	3,837	5,280
Total Long Term Liabilities	6,272,251	6,372,982
Total Liabilities	8,020,457	7,949,669

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $.001 par value:	—	—
Authorized shares – 500,000; none issued and outstanding
Common stock, $.001 par value:	39,226	35,839
Authorized shares – 50,000,000
Issued and outstanding – 39,225,555 and 35,838,351 respectively
Additional paid-in capital	44,192,251	43,301,010
Deferred compensation	(40,014)	(118,736)
Notes receivable from stockholders	(790,210)	(966,531)
Accumulated deficit	(49,603,155)	(48,469,757)
Accumulated other comprehensive income	111,666	262,078
Total stockholders’ deficit	(6,090,236)	(5,956,097)
Total liabilities and stockholders’ deficit	$1,930,221	$1,993,572

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$729,131	$791,781	$1,027,912	$1,555,206

Costs and expenses:
Cost of products sold	617,447	641,537	977,937	1,266,866
Salaries and wages	243,347	250,877	483,016	506,930
Selling and administrative	101,129	221,279	443,758	483,678
	961,923	1,113,693	1,904,711	2,257,474
Loss from operations	(232,792)	(321,912)	(876,799)	(702,268)

Other income (expense):
Interest income	(176,071)	595	(175,894)	1,329
Interest expense	(42,115)	(77,323)	(80,705)	(168,176)
Total other expense, net	(218,186)	(76,728)	(256,599)	(166,847)
Loss before income taxes	(450,978)	(398,640)	(1,133,398)	(869,115)

Income tax expense	—	—	—	—

Net loss	$(450,978)	$(398,640)	$(1,133,398)	$(869,115)

Basic and diluted loss per common share	$(.01)	$(.01)	$(.03)	$(.03)

Weighted average common shares outstanding (basic and diluted)	38,764,732	32,447,852	38,010,025	31,250,226

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(1,133,398)	$(869,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,500	34,498
Provision for bad debts	39,579	(25,829)
Provision for obsolete and slow moving inventory	45,311	2,786
Amortization of deferred financing costs included in interest expense	2,379	5,893
Deferred compensation	78,723	—
Reserve on interest receivable from stockholders’ notes	176,321	—
Compensation expense on stock-based arrangements with employees, consultants, investors and vendors	111,853	20,653
Compensation expense on stock-based arrangements with investors and directors		45,000
Changes in operating assets and liabilities:
Accounts receivable	(311,949)	(107,121)
Inventories	145,030	(91,353)
Prepaid expenses and other current assets	71,415	(99,296)
Accounts payable	45,385	(258,676)
Accrued liabilities	152,446	87,193
Deferred revenues	(26,938)	3,969
Net cash used in operating activities	(582,343)	(1,251,398)

Investing activities
Purchases of property and equipment	(8,443)	(14,487)
Net cash used in investing activities	(8,443)	(14,487)

Financing activities
Proceeds from sale of common stock	782,758	1,474,000
Proceeds from issuance of notes payable to stockholders	713	—
Payment of notes payable to stockholder	(100,000)	—
Payment of capital lease obligations	(819)	(2,002)
Net cash provided by financing activities	682,652	1,471,998
Effect of exchange rate changes on cash and cash equivalents	(149,947)	5,840
Net (decrease) increase in cash and cash equivalents	(58,081)	211,953

Cash and cash equivalents at beginning of period	116,802	112,270

Cash and cash equivalents at end of period	58,721	$324,223

Supplemental cash flow information:
Cash paid for interest	$77,862	$198,455
Noncash investing and financing activities:
Note Payables converted to stockholder’s equity	$100,000	$620,000

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2009
(Unaudited)

			Additional Paid-in Capital	Deferred Compensation	Notes Receivable From Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit

	Common Stock
	Shares	Amount
Balance at December 31, 2008	35,838,351	$35,839	$43,301,010	$(118,736)	$(966,531)	$(48,469,757)	$262,078	$(5,956,097)
Foreign currency translation adjustment	—	—	—	—	—	—	(150,412)	(150,412)

Net loss	—	—	—	—	—	(1,133,398)	—	(1,133,398)
Total comprehensive loss	—	—	—	—	—	—	—	(1,283,810)

Stock issued for private placement	3,369,347	3,369	779,388	—	—	—	—	782,757

Reserve accrued interest	—	—		—	176,321			176,321
Issuance of shares and warrants to vendors	17,857	18	94,232	78,722	—	—	—	172,972
Compensation expense associated with unvested option expense	—	—	17,621	—	—	—	—	17,621

Balance at June 30, 2009	39,225,555	$39,226	$44,192,251	$(40,014)	$(790,210)	$(49,603,155)	$111,666	$(6,090,236)

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2009 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2009.

For further information, refer to Puradyn Filter Technologies Incorporated’s (“the Company”) consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2008.

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

Basic and Diluted Loss Per Share

SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 5,447,211 and 4,799,606 for the three-month and six-month period ended June 30, 2009 and 4,026,114 and 4,799,606 for the three and six-month periods ended June 30, 2008.

Stock Compensation

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of SFAS 123R on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended June 30, 2008 and June 30, 2009 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

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

Inventories consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Raw materials	$1,057,731	$946,429
Finished goods	212,652	505,039
Valuation allowance	(123,416)	(114,159)
	$1,146,967	$1,337,309

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $1,007 and $2,105 the three-months ended June 30, 2009 and June 30, 2008 and $2,379 and $5,893 for the six-months ended June 30, 2009 and 2008, respectively. Accumulated amortization of deferred financing costs as of June 30, 2009 and 2008 was $675,110 and $668,521, respectively.

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

The following table shows the changes in the aggregate product warranty liability for the six-months ended June 30, 2009:

Balance as of December 31, 2008	$148,149
Less: Payments made	2,399
Change in prior period estimate	(4,797)
Add: Provision for current period warranties	39,126
Balance as of June 30, 2009	$184,877

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (Ltd). Comprehensive loss as of June 30, 2009 and 2008 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and six-months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(450,978)	$(398,640)	$(1,133,398)	$(869,115)

Other comprehensive income (loss):
Foreign currency translation adjustment	(172,084)	658	(150,412)	2,371

Comprehensive loss	$(623,062)	$(397,982)	$(1,283,810)	$(866,744)

New Accounting Standards

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

2.	Issues Affecting Liquidity and Management’s Plans

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $582,000 and $1,251,000 during the six-months ended June 30, 2009 and 2008, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions continue to be implemented by the Company including acquiring alternative suppliers for raw materials and manufacturing and the Company expects to see results from these reductions, as well as other cost reduction plans through 2009. Additionally, the Company is reviewing cost of material increases, some of which were passed through to its customers as product price increases beginning January 2009.

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

On February 23, 2009, the stockholder amended the original loan agreements to extend the payback dates to December 31, 2010. The original loan agreements, dated March 28, 2002 and March 14, 2003, were due and payable on December 31, 2003 and December 31, 2004. Previously, the stockholder waived the funding requirement mandating maturity as such time as the Company raised an additional $7.0 million over the $3.5 million previously raised in the Company’s private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. As of June 30, 2009, the Company had drawn a total of $6.270 million of the available funds.

The Company anticipates 2009 sales activity to be stronger toward the end of the year, cash flows to be comparable to 2008 and realizes that additional cash may be needed to support operations. If additional capital is not raised, budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company will have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2009. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3.	Common Stock

On January 8, 2009 the Company extended again the expiration date by six months for a loan of $123,750, interest bearing at a rate of 5.63% and collateralized by 300,000 shares of common stock, made to a former employee of the Company. The new expiration date of the loan was April 8, 2009. As the note was not paid when due and is currently in default, the Company has exercised its rights to the collateral and made demand for payment by filing a lawsuit against the employee on July 7, 2009 for non-payment of three promissory notes, each dated July 25, 2001

On May 1, 2009 the Company received proceeds of $100,000 from the sale of 689,655 shares of common stock at a price of $0.145 per share and as part of the offering, awarded 172,414 warrants to purchase one share of common stock at an exercise price of $0.50 on or prior to May 1, 2014.

On May 7, 2009, the Company converted $100,000 previously received as a stockholder loan in January 2009, into 555,555 shares of common stock at a price of $.18 per share, the closing price of the Company’s stock on May 6, 2009. In connection with the issuance of common stock, the Company issued warrants to purchase 138,889 shares of common stock at a price of $.50, which expire on May 6, 2014.

On May 8, 2009, the Company modified the exercise price of 100,000 warrants previously issued to Dom Telesco on February 3, 2009 from $1.25 to $.50. These warrants were previously issued to Mr. Telesco as consideration for a loan to the Company and the price of the warrants was modified to reflect the current market price of other investments.

4.	Stock Options.

During the three-month periods ended June 30, 2009 and June 30, 2008, the Company recognized compensation expense of approximately $46,000 and $10,000, respectively. On October 1, 2008, the Company agreed to pay to Emerging Markets, LLC, 300,000 shares of commons stock priced at $0.325 plus 175,000 warrants with an exercise price of $0.75 and 175,000 warrants with an exercise price of $1.25 and an expiration date for all warrants of October 1, 2013. During the three-month period ending June 30, 2009, approximately $40,000 of this expense was amortized.

At June 30, 2009, approximately 3,727,961 warrants with an average exercise price of $1.11 remain outstanding and were fully vested.

For the three months ended June 30, 2009 and June 30, 2008, respectively, the Company recorded stock-based compensation expense of $13,190 and $11,298, relating to unvested employee stock options.

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

A summary of the Company’s stock option plans as of June 30, 2009, and changed during the six-month period then ended is presented below:

	Six Months Ended June 30, 2009
	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of period	1,767,900	$2.15

Options granted	53,000.24
Options expired	11,650	1.47
Options cancelled	90,000.89
Options at end of period	1,719,250	$2.16
Options exercisable at end of period	1,003,750	$3.51

A summary of the Company’s stock option plans as of June 30, 2009, and changed during the three-month period then ended is presented below:

	Three Months Ended June 30, 2009
	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of period	1,767,900	$2.14

Options granted	38,000.20
Options expired	11,650	1.47
Options cancelled	75,000.62
Options at end of period	1,719,250	$2.16
Options exercisable at end of period	1,003,750	$3.51

Changes in the Company’s unvested options for the six months ended June 30, 2009 are summarized as follows:

	Six Months Ended June 30, 2009
	Number of Options	Weighted Average Exercise Price
Options unvested at beginning of period	838,750	$.31
Options granted	53,000	$.24
Options vested	128,750	$.27
Options cancelled	47,500	$.66
Options unvested at end of period	715,500	$.26

Changes in the Company’s unvested options for the three months ended June 30, 2009 are summarized as follows:

	Three Months Ended June 30, 2009
	Number of Options	Weighted Average Exercise Price
Options unvested at beginning of period	833,750	$.29
Options granted	38,000	$.20
Options vested	112,500	$.23
Options cancelled	43,750	$.69
Options unvested at end of period	715,500	$.26

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.21 – $1.70	1,331,250	5.41	$.53	615,750	$.84
1.99 – 3.13	88,000	3.17	2.69	88,000	2.69
9.25	300,000	1.00	9.25	300,000	9.25
Totals	1,719,250	5.04	$2.16	1,003,750	$3.51

A summary of the Company’s warrant activity as of June 30, 2009 and changed during the six month and three month periods then ended is presented below:

	Six Months Ended June 30, 2009
	Weighted Average Exercise
	Warrants	Price

Warrants outstanding at the beginning of period	3,214,072	$1.25
Granted	663,889.61
Exercised	—
Expired	150,000	2.00
Warrants outstanding at end of period	3,727,961	$1.11

	Three Months Ended June 30, 2009
	Weighted Average Exercise
	Warrants	Price

Warrants outstanding at the beginning of period	3,589,072	$1.13
Granted	138,889.50
Exercised	—	—
Expired	—	—
Warrants outstanding at end of period	3,727,961	$1.11

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$.50 – $.99	838,889	3.64	$.61
1.25	2,889,072	3.59	1.25
Totals	3,727,961	3.60	$1.11

5.	Notes Payable to Stockholders

As of June 30, 2009, the Company had drawn all of the $6.1 million from the available line-of-credit, which is provided by a stockholder, and a Board Member, of the Company (see Note 2). Amounts drawn bear interest at a weighted average between two facilities, one is based on a minimum of 2.75% or the prime rate minus one-half percent and the other is based on Libor plus 1.40 (a weighted average of 2.41% as of June 30, 2009) payable monthly and become due and payable on December 31, 2010, or upon a change in control of the Company or consummation of any other financing over $7.0 million. Previously, this executive officer, director and stockholder waived this funding requirement. On February 23, 2009, the maturity date of the stockholder loan was extended from December 31, 2009 to December 31, 2010.

On May 7, 2009, the Company converted a $100,000 advance received from a member of the Board into 555,555 common shares.

For the three-months ended June 30, 2009 and 2008, the Company recorded approximately $39,000 and $71,000, respectively; and for the six-months ended June 30, 2009 and 2008, the Company recorded approximately $75,000 and $157,000, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6.	Commitments and Contingencies and Concentrations

Sales to two customers individually accounted for approximately 36% and approximately 12% (for a total 48%) of the net sales for the six-months ended June 30, 2009.

7.	Subsequent Events

On July 7, 2009 the Company filed a lawsuit against former Chief Executive Officer, Richard C. Ford, alleging non-payment of three promissory notes totaling $756,250 with interest at a rate of 5.63% per annum since July 25, 2001, the execution date of the notes. As of July 25, 2009 interest on all three notes amounts to $340,615, for an aggregate amount owing of $1,096,865. At the time of the execution of these promissory notes, Mr. Ford was Chief Executive Officer of the Company and drafter of these instruments. Upon filing of the lawsuit, the Company has discontinued any form of commercial relationship with Mr. Ford, who recently performed work for the Company under a manufacturing representative agreement.

On July 17, 2009, the Company converted $100,000 received as a stockholder loan into 370,370 shares of common stock at a price of $.27 per share, the closing price of the Company’s stock on July 17, 2009. In connection with the issuance of common stock, the Company issued warrants to purchase 92,593 shares of common stock at a price of $.50, which expire on July 17, 2014.

On July 17, 2009 the Company received proceeds of $100,000 from the sale of 370,370 shares of common stock at a price of $0.27 per share and as part of the offering, awarded 92,593 warrants to purchase one share of common stock at an exercise price of $0.50 on or prior to July 17, 2014.

Between August 1, 2009 and August 12, 2009, the Company received proceeds of $700,000 from seven investors for the sale of 2,115,752 shares of common stock at prices of $.31 and $.34 per share and as part of the offering, awarded 211,575 warrants to purchase common stock at a price of $.50, which expire in August 2019.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2009, the date the financial statements were issued.

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

Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $15 billion potential market, based upon figures supplied by The Rhein Report, a report issued by Rhein Associates Inc, a diesel engine industry consulting, publishing and market research company. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

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

This strategy includes focus on:

•	The expansion of existing strategic relationships we have with John Deere, Avis and others;
•	Continued development and expansion of our distribution network with qualified distributors in order to establish a sales- and service-oriented nationwide infrastructure
•	Continuing to target existing and new industrial/construction equipment fleets and major diesel engine and generator set OEMs
•	Creating customer ‘pull-through’, a sustained level of request for our product on the OEM level
•	Converting customer evaluations into sales, both immediate and long term

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

We also believe that although industry acceptance will continue to grow in 2009, the impact of the global economy will continue to affect our revenue levels for a portion of the remainder of 2009.s; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues. Even with the above announcement, business revenue during the first quarter of 2009 was below management expectation, due to the lead-time involved in manufacturing special order requirements.

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

We believe international sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the Puradyn system requires to verify oil condition. In the first six months of 2009, total international sales accounted for approximately 18% of the Company’s consolidated net sales as compared to 55% for the first six months of 2008. As discussed elsewhere herein, we believe that the decline in international sales in the current fiscal year is attributable to the global economic uncertainty, which we estimate have negatively impacted our sales for this quarter approximately $670,000. Given the fact that our product saves money and companies are looking to save costs as oil prices increase, we expect the global economic uncertainly will continue to negatively affect our sales revenues through part of the third quarter of 2009 and diminish thereafter.

Optimizing our limited resources and obtaining sufficient capital will be key to accomplishing our goals. We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the major accounts using our system. To accomplish these tasks, we will need obtain capital funding and add appropriate sales and marketing support to be sure our distributors and customers are served. Subject to the receipt of additional funding, we will be adding application engineers and product engineers as we grow our OEM account list. A second application engineer and product engineer will be needed as we add our third OEM and a new major distributor. The expansion into the OEM area, even though it is very demanding due to response need to meet their needs, is also rewarding in the aspect that it provides a steady flow of material requirements for our manufacturing area giving us more stability in manufacturing personnel, a stronger supply chain with steady production, economies of scale and the ability to better utilize our overhead with higher average material turn rates.

As described elsewhere herein, we continue to address our liquidity and working capital issues as we continue to seek to raise additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these costs reductions will impact our results of operations during the balance of 2009 and beyond. We are also reviewing cost of material increases, some of which were passed through to our customers as product price increases beginning January 2009. These price increases were generally limited to market conditions, but will continue to be applied each January and were in the range of 4% to 8%. Cost reductions were and continue to be implemented by the Company including acquiring alternative suppliers for raw materials. The Company, until recently, had seen results from these reductions, as well as from other cost reduction plans. However, due to raw material increases and the recent economic environment, the Company has been able to pass on only a portion of these costs as product price increases and has been forced to absorb some raw material increases. A portion of this increase was offset by customer price increases effective January 1, 2009.

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

Product returns

          Consistent with industry practices, we may accept limited product returns or provide other credits in the event that a distributor holds excess inventory of our products. During the three-months ended June 30, 2009 and June 30, 2008, product returns totaled $646 and $11,136, respectively. Increased product returns during 2008, was primarily attributable to one customer’s excess inventory purchases acquired during 2007. Our sales are made on credit terms, which vary depending on the nature of the sale. We believe we have established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables. However, there can be no assurance that actual returns and uncollectible receivables will not exceed our reserves.

Results of Operations for the Three-months Ended June 30, 2009 Compared to the Three-months Ended June 30, 2008

The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the three-months ended June 30, 2009 to the three-months ended June 30, 2008:

	Three Months Ended June 30,
(In thousands)	2009	2008	Change
Net sales	$729	$792	$(63)
Costs and expenses:
Cost of products sold	618	642	(24)
Salaries and wages	243	251	(8)
Selling and administrative	101	221	(120)
Total costs and expenses	962	1,114	(152)

Other (expense) income:
Interest income	(176)	1	(177)
Interest expense	(42)	(78)	36
Total other expense	(218)	(77)	(141)
Net loss	$(451)	$(399)	$(52)

Net Sales

          The following table outlines details related to sales and sales returns and the amount of increase or decrease reflected in net sales in comparing the three-months ended June 30, 2009 to the three-months ended June 30, 2008:

	Three Months Ended June 30,
(in thousands)	2009	2008	Change

Gross sales	723	809	(86)
Sales returns and allowances	6	(17)	23
Net Sales	729	792	(63)
US domestic sales	645	288	357
US international sales	80	198	(118)
UK sales	4	306	(302)
Net Sales	729	792	(63)

Net sales decreased by approximately $63,000 or approximately 8% from approximately $792,000 in the three months ending June 30, 2008 to approximately $729,000 in the three months ending June 30, 2009.

During the three-month period ending June 30, 2009, the cumulative historical rate of returns sales returns decreased from 3.81% to 3.50% resulting in a credit to sales returns of $6,000. During the three-month period ending June 30, 2008, the return rate increase from 3.61% to 3.88%. Overall, historical return rates have continued to decline as improvements have been made to the products.

Sales to one customer accounted for approximately $370,000, or 51% of the consolidated net sales for the three-months ended June 30, 2009 and the significant increase in US domestic sales. For the three-months ended June 30, 2008, sales to two customers accounted for approximately 29% and approximately 19% (for a total of 48%) of the consolidated net sales.

The US international sales decreased approximately $118,000 or 60%, from approximately $198,000 for the period ending June 30, 2008 to approximately $80,000 for the period ending June 30, 2009. This decrease is due entirely from the decline in sales from a single customer, which has been significantly affected by the global economy. The requirement still exists due to the use of fuels, which effect the oil replacement intervals which should produce similar sales as in the past once the economic conditions improve, although there can be no assurances.

The UK subsidiary’s sales decreased by approximately $302,000 (approximately 99%), from approximately $306,000 to approximately $4,000 for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008. This decrease is primarily attributable to the decrease in sales to two customers by approximately $228,000 and $40,000, respectively. International sales totaled approximately $84,000 (12%) of the net consolidated sales for the three-month period ended June 30, 2009 as compared to approximately $504,000 (64%) for the comparable period in 2008.

Cost of Products Sold

Cost of products sold decreased by approximately $24,000, or 4%, from approximately $642,000 in 2008 to approximately $618,000 in 2009. Cost of products sold, as a percentage of sales, increased from approximately 81% in 2008 to approximately 85% in 2009. This increase is primarily attributable to an increase in scrap expense and inventory allowance of approximately $15,000 and $8,000, respectively.

Salaries and Wages

Salaries and wages decreased approximately $8,000, or approximately 3%. This decrease is the result of a decrease in salaries and wages of approximately $12,000 generated in the UK office, as the office was closed during the period ending June 30, 2009, This decrease was partially offset by additional salaries and wages expenses incurred in the US office.

Selling and Administrative Expenses

Selling and administrative expenses decreased by approximately $120,000, or approximately 54%. This decrease was due to exchange rate gains, decreases in UK office expenses and professional fees of approximately $173,000, $19,000, and $18,000, respectively. These decreases were partially offset by increases in stock based compensation expenses, reserve for bad debt and other expenses of approximately $41,000, $32,000 and $16,000, respectively.

Interest Income

Interest Income decreased approximately $176,000. This decrease is attributable to a reserve established against shareholder loan interest due that was previously accrued on a principal balance of $756,250 at 5.63% beginning July 25, 2001.

Interest Expense

Interest expense decreased by approximately $35,000, or approximately 45%, as a result of a decrease in the interest rate outstanding balance of the stockholder notes payable. The Company pays interest monthly on the notes payable to stockholder at prime rate less .5%, with rates reset as often as the Federal Reserve changes interest rates, which was 2.4% as of June 30, 2009 as opposed to 4.5% as of June 30, 2008.

Results of Operations for the Six-months Ended June 30, 2009 Compared to the Six-months Ended June 30, 2008

The following table sets forth the amount of increase or decrease represented by certain items reflected in the condensed consolidated statements of operations in comparing the six-months ended June 30, 2009 to the six-months ended June 30, 2008:

(in thousands)	Six Months Ended June 30,
	2009	2008	Change
Net sales	$1,028	$1,555	$(527)

Costs and expenses:
Cost of products sold	978	1,267	(289)
Salaries and wages	483	507	(24)
Selling and administrative	444	483	(39)
Total costs and expenses	1,905	2,257	(352)
Other income (expense):
Interest income	(176)	1	(177)
Interest expense	(80)	(168)	88
Total other expense	(256)	(167)	(89)
Net loss	$(1,133)	$(869)	$(264)

Net Sales

          The following table outlines details related to sales and sales returns and the amount of increase or decrease reflected in net sales in comparing the three-months ended June 30, 2009 to the three-months ended June 30, 2008:

(in thousands)	Six Months Ended June 30,
	2009	2008	Change

Gross sales	1,032	1,525	(493)
Sales returns and allowances	(4)	30	(34)
Net Sales	1,028	1,555	(527)

US domestic sales	844	630	214
US international sales	116	355	(239)
UK sales	68	570	(502)
Net Sales	1,028	1,555	(527)

Net sales decreased by approximately $527,000 or 34% from approximately $1,555,000 in 2008 to approximately $1,028,000 in 2009.

During the six-month period ending June 30, 2009, the cumulative historical rate of sales returns decreased from 3.87% to 3.50% resulting in an expense of approximately $4,000. During the six-month period ending June 30, 2008, the return rate decreased from 4.13% to 3.88%, resulting in a credit to sales return of approximately $30,000. Overall, historical return rates have continued to decline as improvements have been made to the products.

Sales to two customers individually accounted for approximately 36% and approximately 12% (for a total 48%) and approximately 24% and approximately 16% (for a total of 40%) of net sales for the six-months ended June 30, 2009 and 2008 respectively.

The US domestic sales increase approximately $214,000. An increase in sales to two customers, of approximately $370,000 and $30,000 respectively, accounted for the majority of the increase and were offset by small decreases in sales among several customer accounts.

The US international sales decreased approximately $239,000 or 67%, from approximately $355,000 for the period ending June 30, 2008 to approximately $116,000 for the period ending June 30, 2008. This decrease is due entirely from the decline in sales from a single international customer, which has been significantly affected by the global economy.

The UK subsidiary’s sales decreased by approximately $502,000 or 89%, from approximately $570,000 for the period ending June 30, 2008, to approximately $68,000 for the period ending June 30, 2009. Sales to two of the UK subsidiary’s customers decreased by approximately $336,000 and $98,000, respectively, from approximately $369,000 and $141,000, respectively for the period ending June 30, 2008 to approximately $33,000 and $43,000, respectively for the period ending June 30, 2009. We believe that the decline in the global economy has contributed to this significant decline in our international sales volume.

Cost of Products Sold

Cost of products sold decreased by approximately $289,000, or 23%, from approximately $1,267,000 in 2008 to approximately $978,000 in 2009. Cost of products sold, as a percentage of sales, increased from approximately 81% in 2008 to approximately 95% in 2009. The increase is attributable to the significant decrease in sales during the first quarter of 2009 and allocation of fixed and variable factory costs over fewer sales. Additionally, increases occurred in rent and warranty expenses of approximately $21,000 and $8,000. These increases were partially offset by decreases in direct and indirect labor, freight and scrap expense of approximately $79,000, $23,000, $51,000 and $27,000 respectively.

Salaries and Wages

Salaries and wages decreased approximately $24,000, or approximately 5%. This decrease is the result of a decrease in salaries and wages of approximately $16,000 generated in the UK office and approximately $11,000 due to an Engineering vacancy for the period ending March 31, 2009. This decrease was partially offset by additional salaries and wages expenses incurred in the US office.

Selling and Administrative Expenses

Selling and administrative expenses decreased by approximately $39,000 or approximately 8% from approximately $483,000 for the six months ended June 30, 2008 to approximately $444,000 for the six months ended June 30, 2009. This decrease was due to exchange rate gains, decreases in UK office expenses, professional fees, sales and marketing and depreciation of approximately $136,000, $35,000, $31,000, $16,000 and $12,000, respectively. These decreases were partially offset by increases in stock based compensation expenses, reserve for bad debt and other expenses of approximately $131,000, $42,000 and $16,000, respectively.

Interest Income

Interest Income decreased approximately $177,000. This decrease is attributable to a reserve established against shareholder loan interest due that was previously accrued on a principal balance of $756,250 at 5.63% beginning July 25, 2001

Interest Expense

Interest expense decreased by approximately $88,000, or approximately 52%, as a result of a decrease in the interest rate outstanding balance of the stockholder notes payable. The Company pays interest monthly on the notes payable to stockholder at prime rate less .5%, with rates reset as often as the Federal Reserve changes interest rates, which was an average of 2.4% for the six months ended June 30, 2009 as opposed to an average of 5.2% for the six months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, the Company had cash and cash equivalents of approximately $59,000, as compared to approximately $117,000 at December 31, 2008. At June 30, 2009, we had working capital of approximately $26,000 and our current ratio (current assets to current liabilities) was 1.01 to 1. At December 31, 2008 we had working capital of approximately $245,000 and our current ratio was 1.16 to 1. The decrease in working capital and current ratio is primarily attributable to the decrease in accounts receivable (approximately $312,000), a decrease in cash (approximately $58,000), and a decrease in accounts in accounts payable (approximately $45,000) offset by increases in inventory allowance (approximately $45,000), decrease in accounts receivable (approximately $312,000) and decreases in prepaid expenses (approximately $71,000).

We have incurred net losses each year since inception and at June 30, 2009 we had an accumulated deficit of $49,603,155. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During 2008, we raised a total of $1.727 million in capital from an institutional investor and current stockholders and during the six months ended June 30, 2009 we raised an additional $.783 million. During July and August 2009, we raised $0.6 million. In addition, as of June 30, 2009, we owe our CEO $6.27 million for funds he has advanced to us from time to time for working capital. Interest expense on this loan was approximately $75,000 for the six months ended June 30, 2009.

We do not currently have any commitments for capital expenditures. Currently, without additional equity investments, we expect our operating cash flows will suffice through 2009. We are actively seeking additional equity investments, however, it is possible we will be required to accelerate our contingent plans to more aggressively reduce spending as described below. The impact of the global economy will continue to affect our revenue levels for a portion of the remainder of 2009 and while we anticipate cash flows from 2009 sales activity to be stronger toward the end of the year. Our cash flows will to be comparable to 2008 and cash may still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. In addition, as set forth above, we owe one of our directors $6.27 million which is due on December 31, 2010 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our director will extend the due date. We continue to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the next twelve months of operations. We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of its assets to continue as a going concern through 2009. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our company. These factors raise substantial doubt about our ability to continue as a going concern.

Operating activities

For the six-month period ended June 30, 2009 net cash used in operating activities was approximately $582,000, which primarily resulted from the net loss of approximately $1,133,000. The effect of the net loss on working capital is offset by a decrease in accounts receivable (approximately $312,000), an increase in accrued liabilities (approximately $152,000), a decrease in inventory (approximately $145,000), and a decrease in prepaid expenses (approximately $71,000).

Investing activities

For the six months ending June 30, 2009, $8,000 cash was used in investing activities.

Financing activities

Net cash provided by financing activities was approximately $683,000 for the period, due to $783,000 of net proceeds received from stock issued for cash offset by a $100,000 reduction of the stockholder loan.

Critical Accounting Policy

New Accounting Standards

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

Impact of Inflation

Inflation has not had a significant impact on our operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the end users cost/benefit analysis as to the use of our products. The impact of fluctuations in foreign currency has not been significant. The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.4479 on December 31, 2008 to 1.652on June 30, 2009 as compared to 1.9973 on December 31, 2008 to 1.9954 on June 30, 2008.

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

On July 7, 2009 the Company filed a lawsuit in the Circuit Courts in 15th Judicial District in an for Palm Beach County, Florida, styled Puradyn Filter Technologies, Inc. versus Richard C. Ford case number 502009CA023128XXXXMB. In this action against Mr. Ford, our former Chief Executive Officer, the Company is alleging non-payment of three promissory notes totaling $756,250 with interest at a rate of 5.63% per annum since July 25, 2001, the execution date of the notes. As of July 25, interest on all three notes amounts to $340,615, for an aggregate amount owing of $1,096,865. At the time of the execution of these promissory notes, Mr. Ford was Chief Executive Officer of the Company and drafter of these instruments. The Company is seeking payment of the promissory notes and accrued interest. On August 7, 2009, Mr. Ford responded by filing a Motion to Disqualify the Company’s legal counsel, Gary E. Susser and request a staying action until such time as the Company obtains new legal counsel.

ITEM 1A.	RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2009, the Company received an advance totaling $100,000 from a member of the Board, which was converted into 370,370 shares of common stock at a conversion price of $0.27 per share on July 17, 2009. As part of the offering the Company awarded warrants to purchase 92,593 shares of common stock at a price of $0.50, which expire July 17, 2014. As the investor was an accredited investor, the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The Company did not incur commissions or fees related to this transaction

On July 17, 2009, the Company received additional proceeds of $100,000 from the sale of 370,370 shares of common stock at a price of $0.27 per share from an accredited investor, which was subsequently converted into 370,370 shares of common stock at a conversion price of $0.27 per share. As part of the offering the Company awarded warrants to purchase 92,593 shares of common stock at a price of $0.50, which expire July 17, 2014. The investor was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The Company did not incur commissions or fees related to this transaction.

Between August 1, 2009 and August 12, 2009 the Company received proceeds of $700,000 from six investors for the sale of 2,115,752 shares of common stock as a price of $.31 and $.34 per share and as part of the offering, awarded 211,575 warrants to purchase common stock at a price of $.50, which expire in August 2019. The investors were accredited investors and the transactions were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The Company did not incur commissions or fees related to this transaction

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

          None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None

ITEM 5.	OTHER INFORMATION.

          None.

ITEM 6.	EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: August 13, 2009	By /s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer

Date: August 13, 2009	By /s/ Cindy Lea Gimler
Cindy Lea Gimler, Chief Financial Officer