Form 10-Q
period 2009-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2009-11-13
CIK 1019787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

          Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 42,815,380 shares of common stock are issued and outstanding as of November 13, 2009.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Puradyn Filter Technologies Incorporated
Condensed Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008

	September 30, 2009 (unaudited)	December 31, 2008 (audited)
Assets
Current assets:
Cash and cash equivalents	$96,086	$116,802
Accounts receivable, net of allowance for uncollectible accounts of $49,227 and $22,970 respectively	196,035	182,660
Inventories	1,049,193	1,337,309
Prepaid expenses and other current assets	117,978	184,537
Total current assets	1,459,292	1,821,308

Property and equipment, net	135,561	122,915
Deferred financing costs, net	5,033	8,419
Other noncurrent assets	40,930	40,930
Total Other Assets	181,524	194,453

Total assets	$1,640,816	$1,993,572

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$313,117	$305,645
Accrued liabilities	1,244,925	1,148,536
Current portion of capital lease obligation	2,850	1,859
Deferred revenue	84,806	120,647
Total current liabilities	1,645,698	1,576,687

Capital lease obligation, less current portion	2,977	5,280
Notes payable to stockholder	5,525,414	6,367,702
Total Long Term Liabilities	5,528,391	6,372,982
Total Liabilities	7,174,089	7,949,669
Commitments and Contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000
None issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares – 50,000,000
Issued and outstanding – 42,415,380 and 35,838,351 respectively	42,416	35,839
Additional paid-in capital	45,202,893	43,301,010
Deferred Compensation	—	(118,736)
Notes receivable from stockholders	(790,210)	(966,531)
Accumulated deficit	(50,136,898)	(48,469,757)
Accumulated other comprehensive (loss)/income	148,526	262,078
Total stockholders’ deficit	(5,533,273)	(5,956,097)
Total liabilities and stockholders’ deficit	$1,640,816	$1,993,572

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$398,345	$597,398	$1,426,257	$2,152,604

Costs and expenses:
Cost of products sold	429,904	538,171	1,407,842	1,805,037
Salaries and wages	235,839	257,746	718,855	764,676
Selling and administrative	226,721	398,002	670,478	881,680
	892,464	1,193,919	2,797,175	3,451,393
Loss from operations	(494,119)	(596,521)	(1,370,918)	(1,298,789)

Other income (expense):
Interest income	147	824	(175,747)	2,153
Interest expense	(39,771)	(74,596)	(120,476)	(242,772)
Total other expense, net	(39,624)	(73,772)	(296,223)	(240,619)
Loss before income taxes	(533,743)	(670,293)	(1,667,141)	(1,539,408)
Income tax expense	—	—	—	—

Net loss	$(533,743)	$(670,293)	$(1,667,141)	$(1,539,408)

Basic and diluted loss per common share	$(.01)	$(.02)	$(.04)	$(.05)

Weighted average common shares outstanding	41,096,539	34,525,584	39,050,169	32,349,981

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(1,667,141)	$(1,539,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,111	49,236
Provision for bad debts	26,257	(6,849)
Amortization of deferred financing costs included in interest expense	3,386	5,893
Provision for obsolete and slow moving inventory	11,461	18,845
Interest receivable from notes receivable from stockholders	176,321	—
Compensation expense on stock-based arrangements with employees, consultants, investors and vendors	244,420	35,145
Compensation expense on stock-based arrangements with investors and directors	—	45,000
Changes in operating assets and liabilities:
Accounts receivable	(39,632)	122,768
Inventories	276,655	(151,662)
Prepaid expenses and other current assets	66,559	(38,809)
Accounts payable	7,472	(380,900)
Accrued liabilities	96,389	131,141
Deferred revenues	(35,841)	2,845
Net cash used in operating activities	(803,583)	(1,706,755)

Investing activities
Purchases of property and equipment	(43,199)	(23,791)
Net cash used in investing activities	(43,199)	(23,791)

Financing activities
Proceeds from sale of common stock	1,682,758	1,720,000
Proceeds from notes payable to stockholder	270,712	—
Payment of notes payable to stockholder	(1,013,000)	—
Payment of capital lease obligations	(1,312)	(3,371)
Net cash provided by financing activities	939,158	1,716,629
Effect of exchange rate changes on cash and cash equivalents	(113,092)	99,411
Net increase in cash and cash equivalents	(20,716)	85,494

Cash and cash equivalents at beginning of period	116,802	112,270

Cash and cash equivalents at end of period	$96,086	$197,764

Supplemental cash flow information
Cash paid for interest	$114,951	$251,185
Noncash investing and financing activities
Expense associated with stock issued in private placement	$55,010	—
Note Payables converted to stockholder’s equity	$100,000	$620,000

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Changes in Stockholders’ Deficit
For the Nine Months Ended September 30, 2009
(Unaudited)

					Notes Receivable From Stockholders		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
			Additional Paid-in Capital
	Common Stock			Deferred Compensation		Accumulated Deficit
	Shares	Amount
Balance at December 31, 2008	35,838,351	$35,839	$43,301,010	$(118,736)	$(966,531)	$(48,469,757)	$262,078	$(5,956,097)
Foreign currency translation adjustment	—	—	—	—	—	—	(113,552)	(113,552)

Net loss	—	—	—	—	—	(1,667,141)	—	(1,667,141)
Total comprehensive loss	—	—	—	—	—	—	—	(1,780,693)

Stock issued for private placement (net)	6,559,172	6,559	1,776,199	—	—	—	—	1,782,758

Reserve accrued interest	—	—	—	—	176,321			176,321
Issuance of shares and warrants to vendors	17,857	18	94,232	118,736	—	—	—	212,986
Compensation expense associated with unvested option expense	—	—	31,452	—	—	—	—	31,452

Balance at September 30, 2009	42,415,380	$42,416	$45,202,893	$—	$(790,210)	$(50,136,898)	$148,526	$(5,533,273)

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2009 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company has been addressing the liquidity and working capital issues and continues to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials and manufacturing and reductions in manpower. The Company expects to continue to see results from these reductions, as well as from other cost reduction plans through the remainder of 2009. However, due to raw material price increases and the recent economic environment, the Company has been able to pass on only a portion of these costs as product price increases and has been forced to absorb some of these increases. The Company does not expect this increase will be offset by customer price increases until mid-year 2010. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

FASB ASC 260, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 6,123,880 for the three-month and nine-month periods ended September 30, 2009 and 5,006,139 and 4,799,606 respectively for the three-month and nine-month periods ended September 30, 2008.

Stock Compensation

The Company adopted FASB ASC 718 effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended September 30, 2008 and September 30, 2009 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Condensed Consolidated Financial Statements

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505 and FASB ASC 718, Accounting for Equity Investments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, including related amendments and interpretations. The related expense is recognized over the period the services are provided.

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

Inventories consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Raw materials	$999,565	$946,429
Finished goods	139,195	505,039
Valuation allowance	(89,567)	(114,159)
Net Inventory	$1,049,193	$1,337,309

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $1,007 and $2,105 for the three-months ended September 30, 2009 and September 30, 2008 and $3,386 and $7,998 for the nine-months ended September 30, 2009 and 2008, respectively. Accumulated amortization of deferred financing costs as of September 30, 2009 and 2008 was $676,117 and $670,626, respectively.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectibility is reasonably assured in accordance with FASB ASC 605, Revenue Recognition in Financial Statements, as amended and interpreted. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying condensed consolidated financial statements.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

Product Warranty Costs

As required by FASB ASC 460, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company is including the following disclosure applicable to its product warranties.

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company’s warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate.

The following table shows the changes in the aggregate product warranty liability for the nine-months ended September 30, 2009:

Balance as of December 31, 2008	$148,149
Less: Payments made	5,277
Change in prior period estimate	(10,653)
Add: Provision for current period warranties	54,393
Balance as of September 30, 2009	$197,166

Comprehensive Income

FASB ASC 220, Reporting Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (Ltd). Comprehensive loss as of September 30, 2009 and 2008 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(533,743)	$(670,293)	$(1,667,141)	$(1,539,408)

Other comprehensive income:
Foreign currency translation adjustment	36,860	90,138	(113,552)	92,509
Total other comprehensive income	36,860	90,138	(113,552)	92,509

Comprehensive loss	$(496,883)	$(580,155)	$(1,780,693)	$(1,446,899)

New Accounting Standards

In June 2009, the FASB issued FASB ASC 860 “Accounting for Transfers of Financial Assets.” FASB ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC 860 will have on its financial statements.

In June 2009, the FASB issued FASB ASC 810 “Consolidations.” FASB ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC 810 will have on its financial statements.

In June 2009, the FASB issued FASB ASC 105 “GAAP.” The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The Company has updated references accordingly and it has no affect on the financial position or results of operation.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules and is required to be adopted prospectively for new or materially modified agreements as of January 1, 2011. The Company is evaluating the impact of this ASU, but does not expect adoption to have a material impact on its financial statements.

2.	Issues Affecting Liquidity and Management’s Plans

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception in 1987. Net cash used in operations decreased significantly, from approximately $1,707,000 during the nine-months ended September 30, 2008 to approximately $804,000 during the same period in 2009, a reduction of approximately $900,000. Although the Company was able to significantly reduce their cash used in operations they continue to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

The Company has been addressing the liquidity and working capital issues and continues to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company including acquiring alternative suppliers for raw materials and manufacturing and reductions in manpower. The Company expects to continue to see results from these reductions, as well as other cost reduction plans through 2009. However, due to raw material price increases and the recent economic environment, the Company has been able to pass on only a portion of these costs as product price increases and has been forced to absorb some of these increases. The Company expects to be able to offset these costs by consumer price increases in mid-year 2010.

The Company continues to address liquidity concerns because of a decline in revenues in the 2009 periods of approximately 33% from the comparable periods in 2008. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. During 2009, the Company has raised capital from the sale of its common stock in private transactions and continues to explore financing availability and options with investment bankers, funds, private sources, members of management and existing shareholders. The Company has implemented measures to preserve its ability to operate, including organizational changes, deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangement. There can be no assurance that the Company will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

On February 23, 2009, the stockholder amended the original loan agreements to extend the payback dates to December 31, 2010. The original loan agreements, dated March 28, 2002 and March 14, 2003, were due and payable on December 31, 2003 and December 31, 2004. Previously, the stockholder waived the funding requirement mandating maturity as such time as the Company raised an additional $7.0 million over the $3.5 million previously raised in the Company’s private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs. As of September 30, 2009, the Company had drawn a total of $5.525 million of the available funds.

Based on an already existing significant orders and shipments, the Company anticipates sales activity to be stronger in the last quarter of 2009 and cash flows to be a significant improvement over 2008. If additional capital is not raised, budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company will have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through mid-2010. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

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

On July 17, 2009 the Company received proceeds of $100,000 from the sale of 370,370 shares of common stock at a price of $0.27 per share and as part of the offering, awarded 92,593 warrants to purchase one share of common stock at an exercise price of $0.50 on July 17, 2014.

Between August 1, 2009 and August 12, 2009, the Company received proceeds of $700,000 from seven investors for the sale of 2,115,752 shares of common stock at prices of $.31 and $.34 per share and as part of the offering, awarded 211,575 warrants to purchase common stock at a price of $.50, which expire in August 2014 (See Note 4).

On September 15, 2009, the Company received proceeds of $100,000 from an investor for the sale of 333,333 shares of common stock at a price of $.30 per share and as part of the offering, awarded 33,333 warrants to purchase common stock at a price of $.50, which expire September 15, 2014.

On November 6, 2009, the Company received proceeds of $100,000 from an investor for the sale of 400,000 shares of common stock at a price of $.25 per share and as part of the offering, awarded 40,000 warrants to purchase common stock at a price of $.50, which expire November 6, 2014.

4.	Stock Options

During the three-month and nine-month periods ending September 30, 2009 the Company recognized compensation expense of approximately $102,000 and $232,000, respectively. During the three-month and nine-month periods ended September 30, 2008, the Company recognized compensation expense of approximately $45,000, the majority of which was an expense associated with the granting of warrants.

On October 1, 2008, the Company agreed to pay to Emerging Markets, LLC, 300,000 shares of commons stock priced at $0.325 plus 175,000 warrants with an exercise price of $0.75 and 175,000 warrants with an exercise price of $1.25 and an expiration date for all warrants of October 1, 2013. During the three-month and nine-month periods ending September 30, 2009, approximately $40,014 and $118,736, respectively, of this expense were amortized.

On August 20, 2009, the Company awarded an investor 64,516 and 147,059 options respectively, to purchase 64,516 and 147,059 common shares, respectively, at $.31 and $.34 per share, respectively, vesting through August 20, 2011 and expiring August 20, 2014. The Company recorded an offset against the private offering proceeds, of approximately $55,000 related to this award (See Note 3).

At September 30, 2009, approximately 4,158,056 warrants with an average exercise price of $1.02 remain outstanding and were fully vested.

For the three-month and nine-month periods ended September 30, 2009, the Company recorded stock-based compensation expense of $13,832 and $31,452, related to unvested employee stock options. For the three-month and nine-month periods ended September 30, 2008, the Company recorded stock-based compensation expense of $14,492 and $35,145.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant. whichever is more reliably measurable in accordance with FASB ASC 505 and FASB ASC 718, Accounting for Equity Investments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. The related expense is recognized over the period the services are provided.

A summary of the Company’s stock option plans as of September 30, 2009, and changes during the nine month period then ended is presented below:

	Nine Months Ended September 30, 2009
	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of period	1,767,900	$2.15

Options granted	299,575.31
Options cancelled	90,000.89
Options expired	11,650	1.47
Options at end of period	1,965,825	$1.93
Options exercisable at end of period	1,067,500	$3.33

A summary of the Company’s stock option plans as of September 30, 2009, and changes during the three month period then ended is presented below:

	Three Months Ended September 30, 2009
	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of period	1,719,250	$2.16

Options granted	246,575.32
Options exercised	—	—
Options cancelled	—	—
Options expired	—	—
Options at end of period	1,965,825	$1.93
Options exercisable at end of period	1,067,500	$3.33

Changes in the Company’s unvested options for the nine months ended September 30, 2009 are summarized as follows:

	Nine Months Ended September 30, 2009
	Number of Options	Nine Months Ended September 30, 2009
Options unvested at beginning of period	838,750	$.31
Options granted	299,575.31
Options vested	192,500.29
Options cancelled	47,500.66
Options unvested at end of period	898,325	$.28

Changes in the Company’s unvested options for the three months ended September 30, 2009 are summarized as follows:

	Three Months Ended September 30, 2009
	Number of Options	Weighted Average Exercise Price
Options unvested at beginning of period	715,500	$.26
Options granted	246,575.32
Options vested	63,750.32
Options cancelled	—	—
Options unvested at end of period	898,325	$.28

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.21 – $1.70	1,577,825	5.24	$.50	679,500	$.79
1.99 – 3.13	88,000	2.91	2.69	88,000	2.69
9.25	300,000.75		9.25	300,000	9.25
Totals	1,965,825	4.88	$1.93	1,067,500	$3.33

A summary of the Company’s warrant activity as of September 30, 2009 and changed during the nine and three month periods then ended is presented below:

	Nine Months Ended September 30, 2009
	Warrants	Weighted Average Exercise
Warrants outstanding at the beginning of period	3,214,072	$1.25
Granted	1,093,983.97
Exercised	—
Expired	150,000	2.00
Warrants outstanding at end of period	4,158,055	$1.02

	Three Months Ended September 30, 2009
	Warrant	Weighted Average Exercise
Warrants outstanding at the beginning of period	3,727,961	$1.11
Granted	430,094.50
Exercised	—	—
Expired	—	—
Warrants outstanding at end of period	4,158,055	$1.02

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$.50 – $.99	1,268,983	4.44	$.57
1.25	2,889,072	3.34	1.25
Totals	4,158,055	3.67	$1.02

5.	Notes Payable to Stockholder

As of September 30, 2009, the Company had drawn $5.525 of the $6.1 million from the available line-of-credit, which is provided by a stockholder, and a Board Member, of the Company (see Note 2). Amounts drawn bear interest at a weighted average between two facilities, one is based on a minimum of 2.75% or the prime rate minus one-half percent (3.25% as of September 30, 2009) and the other is based on Libor plus 1.40 (1.65% as of September 30, 2009) payable monthly and become due and payable on December 31, 2010, or upon a change in control of the Company or consummation of any other financing over $7.0 million. Previously, this executive officer, director and stockholder waived this funding requirement. On February 23, 2009, the maturity date of the stockholder loan was extended from December 31, 2009 to December 31, 2010.

For the three-months ended September 30, 2009 and 2008, the Company recorded approximately $35,000 and $68,000, respectively; and for the nine-months ended September 30, 2009 and 2008, the Company recorded approximately $113,000 and $243,000, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2009, the Company was able to pay down approximately $783,000 and $1,013,000, respectively, of the outstanding credit line, which was reduced by drawings of approximately $40,000 and $271,000, respectively, during the same periods.

6.	Commitments and Contingencies

Sales to two customers individually accounted for approximately 28% and approximately 11% (for a total 39%) of the net sales for the nine-months ended September 30, 2009

7.	Subsequent Events

On November 6, 2009, the Company received proceeds of $100,000 from an investor for the sale of 400,000 shares of common stock at a price of $.25 per share and as part of the offering, awarded 40,000 warrants to purchase common stock at a price of $.50, which expire November 6, 2014. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We did not pay any commissions or finder’s fees and we are using the proceeds for general working capital.

On November 12, 2009, the Company granted options to purchase 10,000 shares of common stock at an exercise price of $0.25 per share, vesting on November 10, 2011 and expiring on September 22, 2014, to a Board of Director.

In accordance with the FASB Accounting Standards Codification 855 Subsequent Events (ASC 855), the Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2009 the date the financial statements were issued.

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
•

Providing an operational maintenance solution to end users in conjunction with existing and reasonably foreseeable federal environmental legislation such as new regulation affecting diesel engines and diesel fuels, mandating cleaner diesel engines which first went into effect January 1, 2007. Additional and more stringent federal legislation is anticipated in 2010.

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a strong nationwide distribution network that will not only sell but also install and support our product. We currently have approximately 60 domestic and 35 international active distributors. However there are additional potential distributors that participate in other programs; such as Freightliner, Western Star, Paccar and John Deere. While not all of these potential distributors actively promote our products, all of these dealers have access to our product and have the capability to sell our product

We continue to focus our sales and marketing efforts to target industries more open to innovative methods to reduce oil maintenance operating costs. These industries are searching for new and progressive ways, including bypass oil filtration, to maintain their equipment.

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

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

•

The November 2009 announcement that Puradyn has established yet another relationship in the oil and gas services industry and has received a purchase order for approximately 200 Puradyn systems for delivery that month.

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

We also believe that although industry acceptance will continue to grow in the remainder of 2009, the impact of the global economy will continue to affect our revenue levels during the fourth quarter of 2009; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues. Even with the above announcements, business revenue during the first and third quarters of 2009 were below management expectations, due to the lead-time involved in manufacturing special order requirements.

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

We believe international sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the Puradyn system requires to verify oil condition. In the first nine months of 2009, total international sales accounted for approximately 22% of the Company’s consolidated net sales as compared to 57% for the first nine months of 2008. As discussed elsewhere herein, we believe that the decline in international sales in the current fiscal year is attributable to the global economic uncertainty, which we estimate have negatively impacted our sales for this year approximately $1,020,000. Given the fact that our product saves money and companies are looking to save costs as oil prices increase, we expect the global economic uncertainly will continue to negatively affect our sales revenues through part of the last quarter of 2009 and diminish thereafter

Optimizing our limited resources and obtaining sufficient capital will be key to accomplishing our goals. We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the major accounts using our system. To accomplish these tasks, we will need to obtain capital funding and add appropriate sales and marketing support to be sure our distributors and customers are served. Subject to the receipt of additional funding, we will be adding application engineers and product engineers as we grow our OEM account list. A second application engineer and product engineer will be needed as we add our third OEM and a new major distributor. The expansion into the OEM area, even though it is very demanding due to response time needed to meet their needs, is also rewarding in the aspect that it provides a steady flow of material requirements for our manufacturing area giving us more stability in manufacturing personnel, a stronger supply chain with steady production, economies of scale and the ability to better utilize our overhead with higher average material turn rates.

As described elsewhere herein, we continue to address our liquidity and working capital issues as we continue to seek to raise additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these cost reductions will impact our results of operations during the balance of 2009 and beyond. However, due to raw material price increases and the recent economic environment, the Company has been able to pass on only a portion of these costs as product price increases and has been forced to absorb some of these increases. The Company does not expect this increase to be offset by customer price increases until mid-year 2010. Although the Company’s margins have declined throughout 2009 and the cost of sales exceeded sales in the three-month period ending September 30, 2009, this is attributable to the allocation of fixed and variable factory costs over significantly fewer sales. The Company expects to achieve improved margins beginning in the fourth quarter of 2009 and restore margins to 2008 levels by mid-year 2010.

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

Impairment of long-lived assets

We periodically evaluate the recoverability of the carrying amount of our long-lived assets under the guidelines of FASB ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors that we consider in making this evaluation include estimating the undiscounted net cash flows estimated to result from the assets over their remaining useful life. Should our estimates of these factors change, our results of operations and financial condition could be adversely impacted.

Revenue recognition

Revenue is recognized when earned. Our revenue recognition policies are in compliance with the provisions issued in FASB ASC 605, Revenue Recognition in Financial Statements. Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation us are shipped, when there are no uncertainties surrounding customer acceptance and for which liability is reasonably assured. We provide for sales returns based on an historical analysis of returns. The estimate is updated for current return activity and the provision is adjusted accordingly. Should actual returns exceed management’s estimates, the provision may require further adjustment and accordingly, net sales may decrease.

Product returns

Consistent with industry practices, we may accept limited product returns or provide other credits in the event that a distributor holds excess inventory of our products. During the three-months ended September 30, 2009 and September 30, 2008, product returns totaled $9,055 and $16,353, respectively. During the nine-months ended September 30, 2009 and 2008, product returns totaled $13,165 and $34,268, respectively. Increased product returns during 2008, over 2007, was primarily attributable to one customer’s excess inventory purchases acquired during 2007. Our sales are made on credit terms, which vary depending on the nature of the sale. We believe we have established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables. However, there can be no assurance that actual returns and uncollectible receivables will not exceed our reserves.

Results of Operations for the Three-months Ended September 30, 2009 Compared to the Three-months Ended September 30, 2008

          The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the three-months ended September 30, 2009 to the three-months ended September 30, 2008:

(in thousands)	Three Months Ended September 30,
	2009	2008	Change
Net sales	$398	$597	$(199)
Costs and expenses:
Cost of products sold	430	538	(108)
Salaries and wages	236	258	(22)
Selling and administrative	226	398	(172)
Total costs and expenses	892	1,194	(302)

Other (expense) income:
Interest income	—	1	(1)
Interest expense	(40)	(74)	34
Total other expense	(40)	(73)	(33)
Net loss	$(534)	$(670)	$136

Net Sales

          The following table outlines details related to sales and sales returns and the amount of increase or decrease reflected in net sales in comparing the three-months ended September 30, 2009 to the three-months ended September 30, 2008:

(in thousands)	Three Months Ended September 30,
	2009	2008	Change
Gross sales	$397	$608	$(211)
Sales returns and allowances	1	(11)	12
Net Sales	398	597	(199)

US domestic sales	273	287	(14)
US international sales	123	222	(99)
UK sales	2	88	(86)
Net Sales	$398	$597	$(199)

Net sales decreased by approximately $199,000 or 33% from approximately $597,000 in 2008 to approximately $398,000 in 2009.

During the three-month period ending September 30, 2009, the cumulative historical rate of returns sales returns increased from 3.50% to 3.54% resulting in a credit to sales returns of $1,000. During the three-month period ending September 30, 2008, the return rate remained at 3.88%. Overall, historical return rates have continued to decline as improvements have been made to the products.

Sales to three customers accounted for approximately $65,000, $53,000 and $38,000, or 16%, 13% and 10% (for a total of 39%) respectively of the consolidated net sales for the three-months ended September 30, 2009. Sales to three customers individually accounted for approximately 16%, 11% and 10% (for a total 37%) of net sales for the three-months ended September 30, 2008.

The US international sales decreased approximately $99,000 or 45%, from approximately $222,000 for the period ending September 30, 2008 to approximately $123,000 for the period ending September 30, 2009. This decrease is due almost entirely from the decline in sales from a single customer, which has been significantly affected by the global economy. Their requirement for our product still exists due to the use of fuels, which effect the oil replacement intervals which should produce similar sales as in the past once the economic conditions improve, although there can be no assurances.

The UK subsidiary’s sales decreased by approximately $86,000 (approximately 98%), from approximately $88,000 to approximately $2,000 for the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008. This decrease is primarily attributable to the decrease in sales to two customers by approximately $40,000 and $39,000, respectively. International sales totaled approximately $125,000 (31%) of the net consolidated sales for the three-month period ended September 30, 2009 as compared to approximately $310,000 (52%) for the comparable period in 2008.

Cost of Products Sold

Cost of products sold, as a percentage of sales, increased from approximately 90% in 2008 to approximately 108% in 2009. The increase in cost of goods sold as a percentage of sales is attributable to the significant decrease in sales and allocation of fixed and variable factory costs over fewer sales. There was an increase of approximately $18,000 attributable to increases in inventory allowance, which was offset by a decrease in direct and indirect factory wages and benefits of approximately $22,000, due to layoffs as well as a freight expense decrease of approximately $13,000, due to lower sales volumes.

Salaries and Wages

Salaries and wages decreased approximately $22,000, or approximately 9%. Approximately $13,000 of the decrease is due to an Engineering vacancy and a warehouse reduction while approximately $7,000 of this decrease is the result of the closing of the UK office closing in 2008. The Company anticipates the warehouse reduction to remain through the end of 2009, while the Engineering vacancy is temporarily filled.

Selling and Administrative Expenses

Selling and administrative expenses decreased by approximately $172,000, or approximately 43%. This decrease is due to a decrease in exchange rate losses, decreases in UK office expenses, bad debt expenses and professional fees of approximately $118,000, $32,000, $28,000 and $19,000, respectively. These decreases were partially offset by an increase in stock based compensation expenses of approximately $40,000. The Company expects to continue to see overall decreases in selling and administrative costs through the remainder of 2009.

Interest Income

Interest income decreased slightly, less than $1,000. This decrease is due to lower interest rates and earnings on the Company’s checking accounts balances.

Interest Expense

Interest expense decreased by approximately $34,000, or approximately 46%, as a result of a decrease in the interest rate and the outstanding balance of the stockholder notes payable. The Company pays interest monthly on the notes payable to stockholder at a weighted average of two facilities, one is based on a minimum of 2.75% or prime rate less .5% and the other is based on Libor plus 1.40, with rates reset as often as the Federal Reserve changes interest rates. The weighted average interest rate of the two notes was 2.51% as of September 30, 2009 as opposed to 4.77% as of September 30, 2008.

Results of Operations for the Nine-months Ended September 30, 2009 Compared to the Nine-months Ended September 30, 2008

The following table sets forth the amount of increase or decrease represented by certain items reflected in the our condensed consolidated statements of operations in comparing the nine-months ended September 30, 2009 to the nine-months ended September 30, 2008:

(in thousands)	Nine Months ended September 30,
	2009	2008	Change
Net sales	$1,426	$2,153	$(727)
Costs and expenses:
Cost of products sold	1,408	1,805	(397)
Salaries and wages	719	765	(46)
Selling and administrative	670	882	(212)
Total costs and expenses	2,797	3,452	(655)
Other income (expense):
Interest income	(176)	2	(178)
Interest expense	(120)	(243)	123
Total other expense	(296)	(241)	(55)

Net loss	$(1,667)	$(1,540)	$(237)

Net Sales

The following table outlines details related to sales and sales returns and the amount of increase or decrease reflected in net sales in comparing the nine-months ended September 30, 2009 to the nine-months ended September 30, 2008:

(in thousands)	Nine Months Ended September 30,
	2009	2008	Change
Gross sales	$1,429	$2,134	$(705)
Sales returns and allowances	(3)	19	(22)
Net Sales	1,426	2,153	(727)

US domestic sales	1,116	918	198
US international sales	239	577	(338)
UK sales	71	658	(587)

Net Sales	$1,426	$2,153	$(727)

Net sales decreased by approximately $727,000, or 34%, from approximately $2,153,000 in 2008 to approximately $1,426,000 in 2009.

During the nine-month period ending September 30, 2009, the cumulative historical rate of sales returns decreased from 3.87% to 3.54% resulting in an expense of approximately $3,000. During the nine-month period ending September 30, 2008, the return rate decreased from 4.13% to 3.88%, resulting in a credit to sales return of approximately $19,000. Overall, historical return rates have continued to decline as improvements have been made to the products.

Sales to two customers individually accounted for approximately 28% and approximately 11% (for a total 39%) and approximately 20% and approximately 16% (for a total of 36%) of net sales for the nine-months ended September 30, 2009 and 2008 respectively.

The US domestic sales increased approximately $198,000. An increase in sales to two customers, of approximately $400,000 and $27,000 respectively, accounted for the majority of the increase and were offset by decreases in sales among several customer accounts.

The US international sales decreased approximately $338,000 or 59%, from approximately $577,000 for the period ending September 30, 2008 to approximately $239,000 for the period ending September 30, 2009. This decrease is due entirely from the decline in sales from a single international customer, which has been significantly affected by the global economy.

The UK subsidiary’s sales decreased by approximately $587,000 or 89%, from approximately $658,000 for the period ending September 30, 2008, to approximately $71,000 for the period ending September 30, 2009. Sales to two of the UK subsidiary’s customers decreased by approximately $343,000 and $107,000, respectively, from approximately $430,000 and $147,000, respectively for the period ending September 30, 2008 to approximately $86,000 and $39,000, respectively for the period ending September 30, 2009. We believe that the decline in the global economy has contributed to this significant decline in our international sales volume.

Cost of Products Sold

Cost of products sold, as a percentage of sales, increased from approximately 84% in 2008 to approximately 99% in 2009. The increase is attributable to the significant decrease in sales during the first and third quarters of 2009 and allocation of fixed and variable factory costs over fewer sales. Additionally, increases occurred in scrap expense, inventory allowance and rent expenses of approximately $23,000, $22,000 and $13,000 respectively. These increases were partially offset by decreases in direct and indirect labor and freight expenses of approximately $101,000, $9,000, and $63,000 respectively.

Salaries and Wages

Salaries and wages decreased approximately $46,000, or approximately 6%. This decrease is the result of a decrease in salaries and wages of approximately $20,000 generated in the UK office and approximately $11,000 due to an Engineering vacancy for the period ending March 31, 2009. This decrease was partially offset by additional salaries and wages expenses incurred in the US office. The Company expects to see an overall decrease in expenses for the year, however the Engineering vacancy has been temporarily filled.

Selling and Administrative Expenses

Selling and administrative expenses decreased by approximately $212,000 or approximately 24% from approximately $882,000 for the nine months ended September 30, 2008 to approximately $670,000 for the nine months ended September 30, 2009. This decrease was due to exchange rate gains, decreases in UK office expenses, professional fees, sales and marketing and patent expenses of approximately $254,000, $65,000, $42,000, $32,000 and $21,000, respectively. These decreases were partially offset by increases in stock based compensation and reserve for bad debt expenses of approximately $116,000 and $13,000 respectively. The Company anticipates expenses to continue to decline during the remainder of the year.

Interest Income

Interest Income decreased approximately $178,000. This decrease is attributable to a reserve established against shareholder loan interest due that was previously accrued on a principal balance of $756,250 at 5.63% beginning July 25, 2001. The Company anticipates income to decline slightly for the remainder of the year.

Interest Expense

Interest expense decreased by approximately $123,000, or approximately 51%, as a result of a decrease in the interest rate outstanding balance of the stockholder notes payable. The Company pays interest monthly on the notes payable to stockholder at prime rate less .5%, with rates reset as often as the Federal Reserve changes interest rates, which was an average of 2.4% for the nine months ended September 30, 2009 as opposed to an average of 4.8% for the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, the Company had cash and cash equivalents of approximately $96,000, as compared to approximately $117,000 at December 31, 2008. At September 30, 2009, we had negative working capital of approximately $186,000 and our current ratio (current assets to current liabilities) was .89 to 1. At December 31, 2008 we had working capital of approximately $245,000 and our current ratio was 1.16 to 1. The decrease in working capital and current ratio is primarily attributable to decreases in inventory and prepaid expenses of approximately $277,000 and $67,000 and increases in accrued liabilities of approximately $96,000.

We have incurred net losses each year since inception and at September 30, 2009 we had an accumulated deficit of $50,136,898. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During 2008, we raised a total of $1.727 million in capital from an institutional investor and current stockholders and during the nine months ended September 30, 2009 we raised an additional $1.776 million. In addition, as of September 30, 2009, we owe our CEO $5.53 million for funds he has advanced to us from time to time for working capital. Interest expense on this loan was approximately $113,000 for the nine months ended September 30, 2009.

We do not currently have any commitments for capital expenditures. Currently, without additional equity investments, we expect our operating cash flows will suffice through mid-year 2010. We are actively seeking additional equity investments, however, it is possible we will be required to accelerate our contingent plans to more aggressively reduce spending as described below. The impact of the global economy has and will continue to affect our revenue levels for the balance of 2009 and while we anticipate cash flows from 2009 sales activity to be stronger toward the end of the year, based on recent orders. Our cash flows have significantly improved from 2008 and the capital funding raised will be able to support operations, meet our working capital needs and satisfy our obligations as they become due through 2009 and into 2010. In addition, as set forth above, we owe one of our directors $5.53 million which is due on December 31, 2010 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our director will extend the due date. We continue to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the next twelve months of operations. We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2010. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our company. These factors raise substantial doubt about our ability to continue as a going concern.

Operating activities

For the nine-month period ended September 30, 2009 net cash used in operating activities was approximately $804,000, which primarily resulted from the net loss of approximately $1,667,000. The effect of the net loss on working capital is offset by a decrease in inventories, shareholder receivables, and prepaid expenses of approximately $277,000, $176,000 and $67,000 respectively and increases in stock related compensation expense and accrued liabilities of approximately $244,000 and $96,000, respectively.

Investing activities

For the nine months ending September 30, 2009 approximately $43,000 cash was used in investing activities, primarily related to computer and software acquisitions.

Financing activities

Net cash provided by financing activities was approximately $939,000 for the period, due to approximately 1,783,000 of net proceeds received from private stock transactions issued for cash offset by a net reduction of approximately $842,000 of the stockholder loan. This loan is a line of credit made available to us by our President and CEO, who is also a member of our Board of Directors and principal stockholder of our company. Approximately $1,000,000 of the stock proceeds were received during the third quarter of 2009, with the remaining transactions occurring during the first five months of the year, primarily from new investors. The majority of reductions in stockholder loan occurred in August 2009, as proceeds were received from stock transactions, and were paid to the credit facility for future borrowing capacity.

Critical Accounting Policy

New Accounting Standards

In June 2009, the FASB issued ASC 860 “Accounting for Transfers of Financial Assets” (“SFAS 166”). FASB ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC 860 will have on its financial statements.

In June 2009, the FASB issued FASB ASC 810 “Consolidations.” FASB ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC 810will have on its financial statements.

In June 2009, the FASB issued FASB ASC 105 “GAAP.” The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The Company has updated references accordingly and it has no affect on its financial position or results of operation.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules and is required to be adopted prospectively for new or materially modified agreements as of January 1, 2011. The Company is evaluating the impact of this ASU, but does not expect adoption to have a material impact on its financial statements.

Impact of Inflation

Inflation has not had a significant impact on our operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the end users cost/benefit analysis as to the use of our products. The impact of fluctuations in foreign currency has not been significant. The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.4479 on December 31, 2008 to 1.5922 on September 30, 2009 as compared to 1.9973 on December 31, 2008 to 1.9489 on September 30, 2008.

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

On July 7, 2009 the Company filed a lawsuit in the Circuit Courts in 15th Judicial District in an for Palm Beach County, Florida, styled Puradyn Filter Technologies, Inc. versus Richard C. Ford case number 502009CA023128XXXXMB. In this action against Mr. Ford, our former Chief Executive Officer, the Company is alleging non-payment of three promissory notes totaling $756,250 with interest at a rate of 5.63% per annum since July 25, 2001, the execution date of the notes. As of November 13, 2009 interest on all three notes amounts to $353,796, for an aggregate amount owing of $1,110,046. At the time of the execution of these promissory notes, Mr. Ford was Chief Executive Officer of the Company and drafter of these instruments. The Company is seeking payment of the promissory notes and accrued interest. On August 7, 2009, Mr. Ford responded by filing a Motion to Disqualify the Company’s legal counsel, Gary E. Susser and request a staying action until such time as the Company obtains new legal counsel. As of November 13, 2009, the hearing for this motion has not been scheduled in court. On September 16, 2009 a hearing on Order to Show Cause occurred. On October 26, 2009 a ruling was issued, denying the Company’s request for custody of the collateral. On November 5, 2009 Richard Ford filed a motion to stay proceeding pending payment of documentary stamps and amendment of the complaint and relief from prior orders relating to production of information pertaining to the sale of stock. On November 5, 2009, the Company filed a Motion for Rehearing on Plaintiff’s Request for Possession to obtain custody of the collateral. This was heard on November 12, 2009, and the Company is awaiting a ruling.

On July 13, 2009, Richard C. Ford filed a demand for Arbitration, Case No. 32 145 00573 09 with the American Arbitration Association, Commercial Tribunal, claiming that his contract was terminated without cause and commissions earned were unpaid. This case evolves from the contract between the Company and R.C.Ford and Associates, dated January 1, 2009, which was terminated on July 2, 2009. On August 25, 2009, the Company filed a Denial of Claim, stating that all monies due were paid and contract was terminated. On October 28, 2009 a preliminary hearing was held. On November 9, 2009, the Company filed Respondent’s Factual Bases for Affirmative Defenses. A final Arbitration Hearing was scheduled on April 21, 2010. On November 11, 2009, Richard C. Ford withdrew his demand for arbitration.

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

On September 15, 2009, the Company received proceeds of $100,000 from an investor for the sale of 333,333 shares of common stock at a price of $.30 per share and as part of the offering, awarded 33,333 warrants to purchase common stock at a price of $.50, which expire September 15, 2014. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We did not pay any commissions or finder’s fees and we are using the proceeds for general working capital.

On November 6, 2009, the Company received proceeds of $100,000 from an investor for the sale of 400,000 shares of common stock at a price of $.25 per share and as part of the offering, awarded 40,000 warrants to purchase common stock at a price of $.50, which expire November 6, 2014. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We did not pay any commissions or finder’s fees and we are using the proceeds for general working capital.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: November 13, 2009	By /s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer

Date: November 13, 2009	By /s/ Cindy Lea Gimler
Cindy Lea Gimler, Chief Financial Officer