Form 10-K
period 2009-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2010-04-16
CIK 1019787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,759,661 on June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 43,947,126 shares of common stock are issued and outstanding as of April 14, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for indentification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to

•	our history of losses and uncertainty that we will be able to continue as a going concern,
•	our ability to generate net sales in an amount to pay our operating expenses,
•	our need for additional financing and uncertainties related to our ability to obtain these funds,
•	our ability to repay the outstanding debt of approximately $5.7 million to one of our Directors,
•	our reliance on sales to a limited number of customers,
•	our dependence on a limited number of distributors,
•	our ability to compete,
•	our ability to protect our intellectual property,
•	market overhang issues, and
•	the application of Penny Stock Rules to the trading in our stock.

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

The Company

          Puradyn Filter Technologies Incorporated designs, manufactures, markets and distributes worldwide the puraDYN®bypass oil filtration system (the “Puradyn”) for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. Working in conjunction with an engine’s full-flow oil filter, the Puradyn system cleans oil by continually removing solid, liquid and gaseous contaminants from the oil through a sophisticated and unique filtration and evaporation process. For engine lubricating oil, our filters incorporate an additive package. Because Puradyn filtered lubricating oil is kept in a continually clean state, our system has been used effectively to extend oil-drain intervals and to extend the time between engine overhauls. We are the exclusive manufacturer of the disposable replacement filter elements (“Element”) for the Puradyn.

Products

          The core product, the patented Puradyn bypass oil filtration system, is offered in two families of models, TF and PFT, and can be attached to almost any engine and hydraulic system. The concept of bypass filtration is similar to a dialysis machine that filters blood to rid it of impurities, keeping the oil continually clean. Whenever the engine or machinery is operating, the Puradyn is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as gaseous and liquid contaminants, while protecting the engine or hydraulic equipment from harmful wear caused by contaminants in the oil. Additive packages in which chemicals are added to the filtering media replenish spent additives in the oil, helping to maintain the oil’s proper chemical balance and viscosity.

          The condition of the oil is monitored through use of a simple oil analysis sample taken in lieu of performing a regularly scheduled oil change. If the sample results, typically received in five to seven days, show that the condition of the oil is considered good for continued use, only the Puradyn replacement element is to be changed – there is no need to change the oil if it is clean.

          Consequently, the Puradyn significantly reduces maintenance costs by decreasing oil consumption, engine wear and certain other types of general maintenance as well as reducing environmental concerns and costs associated with the storage and disposal of waste oil. These potential savings are achieved from utilizing the Puradyn, which generally has a relatively short payback period of, on average, six to 14 months, depending upon the application.

          The Puradyn system is currently manufactured in six different sizes suitable for placement on engines or equipment with oil sump capacities ranging from a minimum of eight to a maximum of 300 quarts. The later generation PFT model offers the same benefits and features of the original TF model, with the added enhancements of easier serviceability and the main component of the system being more corrosion-resistant.

          All Puradyn systems are compatible with virtually all standard and synthetic oils on the market and they work with engines using gasoline, diesel, propane or natural gas. The Puradyn system cannot be used on engines that do not have a pressurized lubricating system, and none of the products can be used on any engines that mix oil with fuel.

          We also manufacture and distribute Elements for the Puradyn system. Depending upon the application, we generally recommend that the Element be replaced at the engine manufacturer’s recommended/approved periodic oil change interval or as oil analysis dictates. The type of Element used also depends upon the specific type of engine or hydraulic application. A customer can change the Element and take the required oil sample in approximately five to 10 minutes.

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

          The Company has implemented patented and/or proprietary technology in the filter Elements that provides several advantages including:

•

An additive package in which pellet-encased chemicals are incorporated in the replaceable filter element to replenish additives in the oil. This additive package helps to maintain the oil’s chemical balance and viscosity. In 2006, the Company re-engineered the additive package to be compatible with new oils designed to meet EPA 2007 and in 2010 on-highway exhaust emission standards, and be simultaneously backwards-compatible with all older API diesel lubrication oil service categories.

•

In late 2009, the Extreme Duty (XD) Element, specifically formulated to meet the needs of diesel engine lubricating oils operating in the harsh environments, is targeted to receive enhancements to its additive package. The new XD filter element, with an increased additive package level, also addresses the next level of emissions reduction beginning in 2010.

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

          When the Element is changed, an insignificant amount of make-up oil is added to replace any oil retained in the used Element or consumed during the normal engine combustion process. The Company’s performance warranties require the user to change the Puradyn filter element and take a small sample of the oil for submission to an oil-testing laboratory at the same intervals that the original equipment manufacturer (“OEM”) recommends for an oil change, or as oil analysis dictates. The oil analysis allows end users to monitor oil quality and, to some degree, engine condition and provides a trend and timeline for both the Company and end user should a problem arise.

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

          The Company has received letters from numerous OEMs which have all stated that the installation and use of the Puradyn does not void their manufacturer warranties unless an engine failure is attributed to the Puradyn. Oil analysis is a standard industry practice endorsed by OEMs and various fleet maintenance organizations and most engine manufacturers will accept oil analyses as alternatives to their recommended oil change intervals.

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

          One of our marketing strategies is based on creating customer ‘pull-through’, a sustained level of request for our product on the OEM level from end-users. To date, customer pull-through has resulted in a limited number of our systems being factory-installed at individual Kenworth and Freightliner truck facilities as well as at the John Deere Forestry Division facility in Joensuu, Finland.

          Taking a long-term approach, management believes that federal government entities and the U.S. military are markets that can be successfully cultivated, based on the following:

•	2009 renewal of the Company’s General Services Administration (GSA) contract, GS-30F-0007R.
•	2008 contract received from the U.S. Army to supply 70 Puradyn systems to outfit the JERRV, part of MRAP (Mine Resistant Ambush Protected) vehicle family.
•	2008 continuing orders placed by the U.S. Military for installation on new trucks supplied by Freightliner LLC for foreign military sales.
•	2007 National Stocking Number (NSN) assigned to a specific Puradyn system kit to be installed on the U.S. Army’s Mine Protection Vehicle family.
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

          We currently have approximately 68 domestic and 38 international active distributors. However there are additional potential distributors that participate in other programs; such as Freightliner, Paccar and John Deere. While not all of these potential distributors actively promote our products, all of these dealers have access to our product and have the capability to sell our product.

          In February 2008 we entered into a Master Distributorship Agreement (International) with Filter Solutions Ltd. pursuant to which we appointed that company as our exclusive master distributor in the U.K., mainland Europe and Ireland, as well as additional future territories which we may agree upon for sales made to end users with fleets of vehicles, users of hydraulic applications for manufacturing processes and distributors who market to end-users with either fleets of vehicles or users of hydraulic applications for manufacturing processes. The distributor agreed to minimum purchases of $900,000 during the first nine months of the term, with successive minimum purchases increasing 15% annually over the previous 12 month annual rate. The agreement was for an initial term of five years with an automatic one year renewal on each anniversary, negotiated for minimum quantities. The agreement could be terminated by either party upon 30 days written notice, or by us without notice upon the occurrence of certain events. In February 2009 FSL terminated the Master Distributorship Agreement due to their financial and economic concerns. Due to the changes in the economy and the Company’s ability to service customers from the U.S., we expect any additional future financial impact to be minimal. This was a moderate component contributing to the Company’s decrease in international sales for the year ended 2009, accounting for approximately 18% of the 70% decline.

          The Company has warehouse distributors located throughout North America and we previously utilized inventory storage space in the U.K. provided by Filter Solutions Ltd., a master distributor. Following the termination of this arrangement in February 2009 they informed the Company that they wanted to focus their sales efforts only within the United Kingdom, as a standard Distributor. Until the Company identifies a replacement, sales in Europe will be administered by Puradyn in the United States. Initially, there could be a shipping delay for European distributors requiring product, however, we expect this to be resolved by earlier order placement in anticipation of longer shipping time. Shipping costs may not be dramatically higher than when the product was dispensed from our U.K. warehouse, as shipping costs from the U.S. was typically already included in the prices charged to the distributors. We believe this was a marginal factor contributing to the decline in international sales during 2009.

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

Sales

Direct Sales

          The Company directly and/or with the assistance of its manufacturer’s representatives, distributors or other agents, markets its products directly to OEMs, other distributors and national accounts. Typically larger customers, and some smaller customers, require an evaluation period to operate the system on their equipment. While set for a specific period of time, usually ranging from three to 12 months, evaluations are often influenced by a number of variables including equipment downtime or servicing which may extend the evaluation period. Consequently, the sales period can be relatively long. We believe this evaluation period will continue to be shortened as the Company’s products gain wider acceptance and support from well-known end users and OEMs.

          Currently, our products are being evaluated (in various stages of progress) by numerous potential end users and existing customers including, among others:

•	A major engine OEM
•	A major transmission OEM
•	A road materials handling Company
•	Two leading food companies
•	The U.S. Military
•	Two major long-haul carriers

          In December 2009 we were awarded a renewal of a five-year contract on the Vehicular Multiple Award Schedule, New Technologies with a six-month option predicated upon sales. This enables us to offer our Puradyn system to all federal, state and local government agencies. The new schedule allows easy access to our products without the usual lengthy bid process to all federal agencies that purchase vehicles, including construction equipment, medium and heavy trucks, waste disposal vehicles, aerial lift vehicles and fire trucks. The contract period is for five years from the date of the award.

          We are dependent upon sales to a limited number of customers. During 2009 and 2008 two customers together accounted for approximately 33% and 34%, respectively, of the Company’s consolidated net sales. These two customers individually accounted for greater than 10% each of net sales, or approximately $904,000 and approximately $622,000, respectively in 2008 and 2009.

          In 2008, sales to one of our largest international distributors, located in Southeast Asia, represented 18% of our consolidated net sales. In 2002, after extensive testing, one of the world’s largest manufacturers of medium-size power generators purchased over $350,000 of product during that year. This customer accounted for 16% of our 2008 consolidated net sales and less than 1% of our 2009 consolidated net sales.

          At December 31, 2009 there were four customers, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 22%, 19%, 13%, and 12% of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

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

International Sales

          The Company, directly and/or with the assistance of commission-based manufacturer’s representatives, has established primarily non-exclusive distributors and sales representation in various countries, including Denmark, Germany, South Africa, Nigeria, United Kingdom, Thailand, Colombia, and others. The ultimate success of these and other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. Total international sales amounted to approximately 24% and 55% of consolidated net sales in 2009 and 2008, respectively.

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

          Since January 2004, we have maintained ISO 9001:2000 certification from the International Organization for Standardization. ISO 9001:2000 is a series of internationally accepted, multi-part quality management systems for industry-wide standardization applied to manufacturing and service organizations. Management believes this certification will reinforce recognition of its tangible commitment to quality control from OEMs and other potential large customers. In December 2009, the Company again completed its recertification audit to retain 9001:2000 certification.

Competition

          Our primary competitors are Premo Lubrication Technologies, Inc., OilGuard, Amsoil Inc., and Oil Purification Systems, Inc. Competitive bypass oil filters produced by other companies in varying degrees address the issues of solid or liquid contaminant filtration through centrifugal design, media filtration or evaporation. However, Puradyn believes that it designs and manufactures the only bypass oil filtration system that incorporates all of the following features which we believe provides us with a competitive advantage:

•	Filtering solid contaminants to below one micron, including enhanced soot retention through the use of a patent-pending process for chemical grafting;
•	Effectively removing harmful gaseous and liquid contaminants through a heated evaporation chamber;
•	Replenishing the base additives; and
•	Maintain proper oil viscosity

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

          The proper use of our products reduces the need for maintenance services, replacement parts, original oil sales and waste oil disposal.

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

          During 2009 and 2008, we applied for the following patents:

•

A new patent for micro-fine filtration. This patent incorporates technology that includes a means to remove liquid and gaseous contaminants within a closed system where the Company’s legacy evaporation chamber may be counter-indicated due to physical or regulatory limitations.

•	A new patent for a technologically advanced engine-mounted full-flow filter/micro-fine bypass filter system with smart sensor capability not available from any other competitive device.

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

          We have also obtained the rights to the domain name www.puradyn.com as well as the domain names puradyn.asia, puradyn.org, puradyn.us, puradyn.info and puradyn.biz. As with telephone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use these Internet addresses; however, there can be no assurance in this regard.

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

          2007 emissions standards represented landmark regulations affecting engines using catalytic converters and particulate traps in addition to that using exhaust gas recirculation (EGR). Due to these after-treatment devices and their sensitivity to ash content, the oil industry developed entirely new additive formulations removing any additives that produced ash as a byproduct. In order to be compatible with the new oil formulation, we developed an entirely new additive package for 2007. In addition, this new additive package is backwards-compatible in that it is also compatible with the pre-2007 oils. Both lab and field tests of the newer additive package have demonstrated excellent results and a next-generation additive package has been formulated to meet more stringent 2010 regulations.

          As more engine manufacturers move to newer methods, including EGR, the oil is being subjected to more extreme conditions increasing the need for finer filtration of contaminants such as soot; reduction of water and gaseous contaminants, and constant replenishment of oil additives to combat oxidation and acid.

          We believe that engine and truck manufacturers can capitalize on our enhanced technology to remove soot from their oil to maintain their extended drain intervals by operating on constantly clean oil.

          The conservation of energy, oil, and natural resources has become an important part of the 2010 national energy and environment agenda. We believe the new administration’s agenda, which in part, makes the commitment to conserve more oil over the next ten years than the U.S. currently imports from Middle East and Venezuela combined, could result in a mandate of federal fleets to use bypass filtration technology as a means to immediately conserve resources while alternative means of energy and environmental conservation are researched.

Employees

          At April 14, 2010, the Company had 21 full-time employees, including our executive officers.

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

ITEM 1A.	RISK FACTORS.

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

WE HAVE A HISTORY OF LOSSES AND OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS SUBSTANTIAL DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2009. For the years ended December 31, 2009 and 2008, we reported net losses of $2,070,598 and $2,644,547. At December 31, 2009, we had an accumulated deficit of approximately $50.5 million. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led our independent registered public accounting firm to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2009 and 2008 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results and it is possible that we will be required to cease some or all of our operations if we are not successful in raising capital as needed. In that event, you could lose your entire investment in our company.

OUR NET SALES ARE NOT SUFFICIENT TO FUND OUR OPERATING EXPENSES AND OUR SALES HAVE REMAINED RELATIVELY FLAT OVER THE PAST SEVERAL YEARS. THERE ARE NO ASSURANCES WE WILL BE ABLE TO INCREASE OUR SALES, IN THE NEAR FUTURE, TO A LEVEL WHICH WILL FUND OUR OPERATING EXPENSES.

We used cash in operations of approximately $1.1 million and approximately $2.3 million in 2009 and 2008, respectively. Our net sales declined approximately 13% for 2009 from 2008. Our operating expenses decreased approximately 28% in 2009 from 2008.. Our net sales have never been sufficient to fund our operating expenses. During 2009 and in to 2010 we continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these cost reductions will impact our results of operations during the balance of 2010 and beyond. Unfortunately, due to the down turn in the economy and the resultant sales decline, the impact of these actions has thus far been minimal. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company.

WE NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through a credit line from our Chairman, as well as the issuance of equity and short-term loans. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. At December 31, 2009, we had working capital deficit of $198,476 as compared to working capital of $244,621 at December 31, 2008. We need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. We do not have any commitments for additional capital and we cannot assure you that any additional capital will be available to us in the future upon terms acceptable to us. Given our history of losses, debt levels and general uncertainties of the capital markets, we face a number of challenges in our ability to raise capital. If we do not raise funds as needed, our ability to provide for current working capital needs, pay our obligations as they become due, grow our company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our company.

WE OWE ONE OF OUR DIRECTORS APPROXIMATELY $5.7 MILLION WHICH IS DUE BY DECEMBER 31, 2011.

Since March 2002, one of our Directors has been providing funding to us for working capital on an unsecured basis. At December 31, 2009, we owed him approximately $5.7 million. As extended, this loan is due on December 31, 2011 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our CEO will extend the due date. While the loan is unsecured, this obligation makes it more difficult for us to secure the additional financing we need to fund our operations.

WE RELY ON SALES TO A LIMITED NUMBER OF CUSTOMERS AND THERE ARE NO ASSURANCES THAT THESE CUSTOMERS WILL CONTINUE TO PURCHASE PRODUCTS FROM US.

We are dependent upon sales to a limited number of customers. During 2009 two customers individually accounted for approximately 22% and approximately 11% (for a total of approximately 33%) of our net sales. During 2008 two customers together accounted for approximately 34% of our net sales. We do not have contracts with our customers and the loss of sales from one or more of these customers could materially impact our results of operations in future periods.

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

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

          At December 31, 2009, we had 43,370,935 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, were outstanding:

•	4,426,025 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.50 to $2.00 per share; and

•	1,910,975 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $.14 per share to $9.25 per share.

          The issuance of these shares will be dilutive to our existing stockholders.

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

          Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our common stock in the secondary market because few brokers or dealers are likely to undertake these compliance activities. Purchasers of our common stock may find it difficult to resell the shares in the secondary market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

          Not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES.

          We lease approximately 25,500 square feet of office and warehouse space in Boynton Beach, Florida from an unrelated third party which serves as our principal executive offices. Under the term of the five year lease which expires on July 31, 2013. Due to a negotiated rent reduction we pay rent of approximately $157,000 per year, with a 19% increase in 2010 and will increase 3% annually during the term of the lease.

ITEM 3.	LEGAL PROCEEDINGS.

          On July 7, 2009 the Company filed a lawsuit in the Circuit Court in 15th Judicial District in and for Palm Beach County, Florida, styled Puradyn Filter Technologies, Inc. versus Richard C. Ford case number 502009CA023128XXXXMB. In this action against Mr. Ford, our former Chief Executive Officer, the Company is alleging non-payment of three promissory notes totaling $756,250 with interest at a rate of 5.63% per annum since July 25, 2001, the execution date of the notes. As of November 13, 2009 interest on all three notes amounts to $353,796, for an aggregate amount owing of $1,110,046. At the time of the execution of these promissory notes, Mr. Ford was Chief Executive Officer of the Company and drafter of these instruments. The Company is seeking payment of the promissory notes and accrued interest. On August 7, 2009, Mr. Ford responded by filing a Motion to Disqualify the Company’s legal counsel, Gary E. Susser and request a staying action until such time as the Company obtains new legal counsel. As of November 13, 2009, the hearing for this motion has not been scheduled in court. On September 16, 2009 a hearing on Order to Show Cause occurred. On October 26, 2009 a ruling was issued, denying the Company’s request for custody of the collateral. On November 5, 2009 Richard Ford filed a motion to stay proceeding pending payment of documentary stamps and amendment of the complaint and relief from prior orders relating to production of information pertaining to the sale of stock. On November 5, 2009, the Company filed a Motion for Rehearing on Plaintiff’s Request for Possession to obtain custody of the collateral. This was heard on November 12, 2009, and the Company is awaiting a ruling.

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

ITEM 4.	(REMOVED AND RESERVED).

          None.

PART II

ITEM 5.	STOCKHOLDER MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          Our common stock is quoted on the OTCBB under the symbol PFTI. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2008
First quarter ended March 31, 2008	$0.40	$0.30
Second quarter ended June 30, 2008	$0.31	$0.25
Third quarter ended September 30, 2008	$0.40	$0.20
Fourth quarter ended December 31, 2008	$0.19	$0.13

Fiscal 2009

First quarter ended March 31, 2009	$0.41	$0.14
Second quarter ended June 30, 2009	$0.33	$0.14
Third quarter ended September 30, 2009	$0.47	$0.22
Fourth quarter ended December 31, 2009	$0.41	$0.14

          On April 9, 2010, the last sale price of our common stock as reported on the OTCBB was $0.17. As of April 14, 2010, there were approximately 312 record owners of our common stock. The transfer agent for the Company’s common stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

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

Recent Sales of Unregistered Securities

          On December 28, 2009, the Company received proceeds of $100,000 from an investor for the sale of 555,556 shares of common stock at a price of $.18 per share and as part of the offering, awarded 55,556 warrants to purchase common stock at a price of $.50, which expire December 24, 2014. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We did not pay any commissions or finder’s fees and we are using the proceeds for general working capital.

ITEM 6.	SELECTED FINANCIAL DATA.

          Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

          We focus our sales strategy on individual sales and distribution efforts as well as on the development of a nationwide distribution network that will not only sell but also install and support our product. We currently have approximately 106 active distributors in the U.S. and internationally. The number of distributors will frequently change as we add new distributors as well as when OEMs come onboard with their distribution network.

          We continue to focus our sales and marketing efforts to target industries more open to innovative methods to reduce oil maintenance operating costs. These industries were searching for new and progressive ways to maintain their equipment, including bypass oil filtration. This strategy includes focus on:

•	The expansion of existing strategic relationships we have with John Deere, Avis, and others;
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

          While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

•

In 2009, repeat orders received from the Foreign Military Sales program, the government-to-government method for selling U.S. defense equipment, services and training, to supply the Puradyn systems for the line haul fleet.

•

The November 2009 announcement that Puradyn has established yet another relationship in the oil and gas services industry and received a purchase order for approximately 200 Puradyn systems for delivery that month.

•

The May 2009 announcement that a major oil drilling company, operating land drilling and offshore rigs in over 30 countries, has started a program to outfit its drilling platforms with the Puradyn system. Worldwide equipment fleet of over 2,700 has been targeted for retrofit.

•

The March 2009 announcement that the Company has entered into an exclusive sales representative agreement for the country of Nigeria and adjacent waters, effectively opening a new market for the Puradyn system.

•

The September 2008 announcement that Avis Budget Group will be installing the Puradyn system as standard equipment on its fleet of 300+ heavy duty buses. Avis is the first in the car rental industry to use bypass oil filtration.

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

          We believe that industry acceptance resulting in sales will continue to grow in 2010; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues. Even with the above announcements, business revenue in 2009 was below management expectations, which we believe is attributable to the sluggish economic environment.

          The Company’s sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the end-user to test and evaluate the Puradyn system on its fleet equipment. While set for a specific period of time, typically ranging from three to 12 months, evaluations are often influenced by a number of variables including equipment applications downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long.

          We believe international sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the Puradyn system requires to verify oil condition. In 2008, total international sales accounted for 55% of the Company’s consolidated net sales. However, we believe that the substantial decline in international sales to approximately 24% of our total net revenues in 2009 is attributable to the recession impacting the economy since 2009.

          Optimizing our limited resources will be key to accomplishing our goals. We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the major accounts using our system. To accomplish these tasks, we will need to add appropriate sales and marketing support to be sure our distributors and customers are served. In early 2010, an additional sales person was added to the sales department. At this time, we anticipate the need for at least one additional salesperson and one sale support person. We have recently added an application engineer and will need a product engineer as we grow our OEM account list. A second application engineer and product engineer will be needed as we add our third OEM. The expansion into the OEM area, is rewarding in that it requires exceptionally strong customer service, yet provides a steady flow of material requirements for our manufacturing plant. Additionally, OEM business allows us a slower turnover and training of manufacturing personnel, a stronger supply chain with steady production, economics of scale and the ability to better utilize our overhead with higher average material turn rates.

          We continue to address our liquidity and working capital issues as we continue to seek to raise additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these costs reductions will impact our results of operations during the balance of 2010 and beyond. We also continue to review cost of material increases, some of which are passed through to our customers as product price increases beginning in January in each of the past few years. These price increases were generally limited to market conditions, but, exclusive of 2010, we expect to continue to be applied each January and are in the range of 3% to 7%. As a result of the declining economy, in January 2010, we elected not to implement a yearly price increase. As of the date of this report, we have not implemented one for 2010, however, we may revisit this issue if the economy continues to improve and raw material costs increase.

Going Concern

          Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led our independent registered public accounting firm Webb & Company P.A. to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2009 and 2008 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Impairment of Long-Lived Assets

          The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets under the guidelines of FASB ASC 360, Property, Plant, and Equipment. Factors that the Company considers in making this evaluation include estimating the undiscounted net cash flows estimated to result from the assets over their remaining useful life. Should the Company’s estimates of these factors change, the Company’s results of operations and financial condition could be adversely impacted.

Revenue Recognition

          Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with the provisions issued in FASB ASC 605, Revenue Recognition. Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured. The Company provides for sales returns based on an historical analysis of returns. The estimate is updated for current return activity and the provision is adjusted accordingly. Should actual returns exceed management’s estimates, the provision may require further adjustment and accordingly, net sales may decrease.

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

In June 2009, the FASB issued FASB ASC 810 “Consolidations”. FASB ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC 810 will have on its financial statements.

In June 2009, the FASB issued FASB ASC 105 “GAAP”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The Company has updated references accordingly and it has no affect on its financial position or results of operation.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting guidance on noncontrolling interests in consolidated financial statements. This accounting guidance clarifies that the scope of the decrease in ownership provisions of the original guidance applies to (1) a subsidiary or group of assets that is a business, (2) a subsidiary that is a business and is transferred to an equity method investee or joint venture and (3) an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity method investee or joint venture). This accounting guidance also clarifies that the decrease in ownership provisions of the original guidance does not apply to sales of in substance real estate, even if they involve businesses. The accounting guidance expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. For entities that have previously adopted the accounting guidance on noncontrolling interests in consolidated financial statements, this accounting guidance is effective beginning in the first annual or interim reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period in which the original guidance was adopted. The adoption and retrospective application of this accounting guidance did not have a material impact on our financial statements.

Impact of inflation and foreign currency translation gains and losses

          Inflation has not had a significant impact on our operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the end users cost/benefit analysis as to the use of our products.

          The financial statements of our U.K. subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during the year ended December 31, 2009 as well as 2008 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the years ending December 31, 2009 and 2008, we recorded a foreign currency exchange rate gain of approximately $121,000 and a loss of approximately $535,000, respectively, which is included in selling and administrative expenses in the consolidated statements of operations for each period which appear elsewhere herein. The exchange rate of the British pound to the U.S. dollar fluctuated from 1.4479 on December 31, 2008 to 1.5928 on December 31, 2009 as compared to 1.9973 on December 31, 2007 to 1.4479 on December 31, 2008.

Results of Operations

Year Ended December 31, 2009 (2009) as Compared to Year Ended December 31, 2008 (2008)

          The following table sets forth (amounts in thousands) the Company’s operating information for 2009 and 2008:

	(in thousands)
	2009	2008	Increase (Decrease)
Net sales	$1,911	$2,696	$(785)
Operating costs and expenses:
Cost of products sold	1,766	2,456	(690)
Salaries and wages	1,001	1,014	(12)
Selling and administrative	881	1,559	(678)
	3,648	5,029	(1,381)

Loss from operations	(1,737)	(2,333)	(596)

Other income (expense):
Interest income	(176)	2	178
Interest expense	(157)	(313)	(156)
Total other expense	(333)	(311)	22

Net loss	$(2,071)	$(2,644)	$573

(in thousands)
	2009	2008	Change
Gross sales	$1,936	$2,686	$(750)
Sales returns and allowances	(25)	10	(35)
Net Sales	1,911	2,696	(785)
US domestic sales	1,451	1,220	231
US international sales	388	753	(365)
UK sales	72	723	(651)
Net Sales	$1,911	$2,696	$(785)

          Net Sales Net sales decreased by approximately 29%, for 2009 from 2008. Domestic sales generated from the U.S. operations increased approximately $231,000, or approximately 19%, in 2009 as compared to 2008, while the US international sales decreased approximately $365,000, or approximately 48%, in 2009 as compared to 2008. This decrease is due almost entirely from the decline in sales from a single customer, which has been significantly affected by the global economy. Their requirement for our product still exists due to the use of fuels, which effect the oil replacement intervals, thus should produce similar sales as in the past once the economic conditions improve, although there can be no assurances.

          The UK subsidiary’s sales decreased by approximately $651,000, or 90%, from approximately $723,000 in 2008 to approximately $72,000 in 2009. This decrease is directly attributable to the relocation of the UK office in July, 2008 and it’s closing thereafter in March 2009.

          Sales to two customers individually accounted for approximately 22% and 11% (for a total 33%) and 18% and 16% (for a total of 34%) of net sales for 2009 and 2008, respectively.

          The mix of product sold continues to change as unit sales revenues have decreased to approximately 38% of net sales for 2009, as compared to approximately 50% for 2008. We believe this is attributable to the economic environment, whereby the consumer is purchasing replacement filters only as needed and delaying the more expensive capital additions of new units.

          Cost of Sales Cost of sales decreased by approximately 28% in 2009 from 2008. Cost of products sold, as a percentage of sales, increased from approximately 91% for 2008 to approximately 92% for 2009. The majority of the decrease in our overall cost of sales is attributable to the 29% decline in net sales. There were also decreases attributable to reductions in warranty expense, direct and indirect factory wages and freight out expenses of approximately $174,000, $66,000, $32,000, and $62,000 respectively. These decreases were offset by increases in inventory allowance and scrap expense of approximately $60,000 and $33,000 respectively.

          Salaries and Wages Salaries and wages decreased approximately 1% for 2009 as compared to 2008. This decrease is the result of a decrease in salaries and wages of approximately $21,000 related to the UK office, as the office was closed during 2008. This decrease was partially offset by additional salaries and wages expenses incurred in the US office, due to classification of employee and contractor status. We expect this expense will increase slightly as additional sales and engineer personnel are hired.

          Selling and Administrative Expenses Selling and administrative expenses decreased by approximately 43% in 2009 from 2008. The majority of the decrease was attributable to an exchange rate gain in 2009 of approximately $121,000 as compared to a loss in 2008 of approximately $535,000, which resulted in an overall decrease. There was also an increase in stock based compensation and testing and research expenses of approximately $133,000 and $23,000, respectively. These increases were partially offset by decreases UK office expenses, professional fees, patent and marketing expenses approximately $64,000, $54,000, $29,000 and $25,000, respectively. We expect these expenses to overall remain unchanged, with the exception of increases in testing and research and sales and marketing expenses,

          Interest Income Interest income decreased approximately $178,000 in 2009 from 2008. This decrease is attributable to a reserve established against shareholder loan interest due that was previously accrued on a principal balance of $756,250 at 5.63% beginning July 25, 2001. This relates to three promissory notes totaling $756,250 due from our former Chief Executive Officer, Richard C. Ford, for which the Company is presently in litigation for collection thereof.

          Interest Expense Interest expense decreased by approximately 50% in 2009 from 2008, as a result of a decrease in the interest rate outstanding balance of the stockholder notes payable. The Company pays interest monthly on the notes payable to stockholder to our CEO at prime rate less .5%, with rates reset as often as the Federal Reserve changes interest rates, which was a weighted average of 2.45% for 2009, as compared to an average of 4.53% for 2008.

Liquidity and Capital Resources

          Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2009, we had cash and cash equivalents of approximately $140,000 as compared to cash and cash equivalents of approximately $117,000 at December 31, 2008. At December 31 2009, we had negative working capital of approximately $198,000 and our current ratio (current assets to current liabilities) was .86 to 1. At December 31, 2008 we had working capital of approximately $244,000 and our current ratio was 1.16 to 1. The decrease in working capital and current ratio is primarily attributable to decreases in inventory, accounts payable, accounts receivables and prepaid expenses of approximately $405,000, $129,000, $72,000 and $69,000 respectively, as well as an increase in inventory allowance of approximately $81,000.

          We have incurred net losses each year since inception and at December 31, 2009 we had an accumulated deficit of $50,540,355. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sales of our stock from time to time and loans from third parties and from related parties to fund our operations. During 2008, we raised a total of $1.820 million in capital from an institutional investor and current stockholders and during 2009 we raised a net additional $1.983 million. In addition, as of December 31, 2009, we owe our CEO $5.7 million for funds he has advanced to us from time to time for working capital. Interest expense on this loan was approximately $148,000 for the year ended December 31, 2009.

          We do not currently have any commitments for capital expenditures. Currently, without additional equity investments, we expect our operating cash flows will suffice through July 2010. While we anticipate cash flows from 2010 sales activity, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. In addition, as set forth above, we owe our CEO $5.7 million which is due on December 31, 2011 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our CEO will extend the due date. We continue to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of its assets to continue as a going concern through 2010. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our company.

Operating activities

Net cash used in operating activities during 2009 was approximately $1,136,000, as compared to $2,313,000 for 2008. This was primarily the result from the net loss of approximately $2,071,000 and $2,645,000 for 2009 and 2008, respectively. During 2009, the effect of the net loss on working capital is offset by a decrease in inventories, accounts payables and deferred compensation of approximately $405,000, $129,000 and $119,000 respectively. During 2008, the effect of the net loss on working capital is offset by decreases in accounts payables and receivables, inventory of approximately $289,000, $149,000 and $95,000, respectively, as well as an increase in stock-based compensation expense and accrued liabilities of approximately $137,000 and $94,000 respectively,

Investing activities

Net cash used in investing activities during 2009 was approximately $49,000, as compared to approximately $24,000 for 2008. The majority of the 2009 investments related to computer and software acquisitions, whereas, the majority of the 2008 investments related to tooling expenditures.

Financing activities

Net cash provided by financing activities was approximately $1,324,000 for 2009, as compared to approximately $1,937,000 for 2008. During 2009 approximately $1,983,000 was received from private stock transactions issued for cash, as compared to $1,820,000 for 2008. During 2009 approximately $356,000 was received from a shareholder credit line, as compared to approximately $118,000 which was received in 2008. Approximately $1,013,000 was used to pay down the credit line. This loan is a line of credit made available to us by a member of our Board of Directors. Approximately $1,000,000 of the stock proceeds were received during the third quarter of 2009, as compared to the majority of 2008 proceeds being received during the first six months, The majority of reductions in stockholder loan occurred in August 2009, as proceeds were received from stock transactions, and were paid to the credit facility for future borrowing capacity.

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

          Our financial statements are contained later in this report beginning on page F-1.

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

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and our Chief Financial Officer concluded that there is a material weakness in internal control in management’s ability to override policies and procedures and therefore disclosure controls and procedures that are not effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

          Our management, including our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

          A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

          Management has had the ability to override standard processes and policies.

          Management does not believe that this control deficiency has had a material effect on the financial reporting as of December 31, 2009 and will be evaluating processes to reduce this deficiency.

          This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

          There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

          The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
Joseph V. Vittoria	74	Chairman of the Board of Directors and Chief Executive Officer
Kevin G. Kroger	58	President, Chief Operating Officer and Director
John S. Caldwell (2)	65	Director
Forrest D. Hayes (1), (2)	77	Director
Dominick Telesco	80	Director
Charles W. Walton (1)	77	Director
Alan J. Sandler	71	Vice President, Chief Administrative Officer and Corporate Secretary
Cindy Lea Gimler	43	Chief Financial Officer

(1)	Audit Committee member
(2)	Compensation Committee member

          Joseph V. Vittoria was appointed to the Puradyn Board of Directors as Chairman on February 8, 2000 and to the office of Chief Executive Officer on October 24, 2006. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. where he served since 1998. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc., and was its President and Chief Operating Officer from 1982 to 1987. Mr. Vittoria also serves as Chairman of the Board of Great Wolf Resort; as a member of the board of Vectrix Corporation, world leader in zero emissions two-wheel vehicles, and as a member of the board of City Car Services, Inc.

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

          Lieutenant General (Retired) John S. Caldwell, Jr. was appointed to the Puradyn Board of Directors on August 25, 2005 and is also the Chairman of the Compensation Committee. Gen. Caldwell served as the Army’s top ranking officer for Acquisition, Logistics and Technology when he retired in January 2004. Also served as Director of the 50,000-person Army Acquisition Workforce, responsible for personnel development and training policy and key assignment recommendations. Prior to these positions, Gen. Caldwell served as the Commanding General of the US Army Tank-Automotive and Armaments Command (TACOM), in which capacity he developed, fielded and supported lethality, survivability and mobility capabilities for approximately 70% of the Army’s ground force. Served 4 years as the Project Manager, Abrams Tank System, leading R&D, production, quality assurance, procurement and logistical support of the Army’s tank program, a $600 million R&D, $15 billion procurement program with major international components. General Caldwell currently consults in various capacities, including Senior Vice President, The Spectrum Group. General Caldwell holds the degrees of Bachelor of Science from the US Military Academy, West Point, in New York; Master in Mechanical Engineering from Georgia Institute of Technology in Atlanta, GA, and the Industrial College of the Armed Forces. General

Caldwell has been a member of the board of Taser International since 2007.

          Forrest D. Hayes was appointed to the Board of Directors in 2005; Chairman of Audit Committee and a member of the Compensation Committee. Mr. Hayes served as Vice President and CFO of Wastequip, Inc., a privately owned manufacturer of waste equipment in 1990 and 1991, and from 1992 to 2000, as a member of the Wastequip Board of Directors. Mr. Hayes was President and CEO of Brittany Corporation, a privately owned manufacturer of auto/truck parts from 1992 to 2000, and as Vice-Chairman through 2003. Prior to this, Mr. Hayes served as a CPA with Arthur Andersen from 1954 to 1990 in various capacities including Managing Partner of Cleveland and Cincinnati, Ohio offices. Mr. Hayes was a member of the board of The Town and Country Trust from 2005-2006 and currently serves on the board of Polychem Corporation and Brittany Corporation, LLC.

          Dominick Telesco was appointed to the Puradyn Board of Directors on December 19, 2006. In addition to Puradyn, Mr. Telesco also serves on the Boards of Lydian Private Bank, the Palm Beach County Cultural Council and the United Way of Palm Beach. Mr. Telesco is Chairman of the Board of 3 Logistics Corporation and Datelco, Inc. Mr. Telesco is also a member of the Board of Governors of the Palm Beach Branch of John Hopkins Hospital; and President of Boxwood Association, Inc.

          Charles W. Walton, Ph.D. was appointed to the Puradyn Board of Directors on August 25, 2005 and is a member of the Audit Committee. Dr. Walton is Chairman Emeritus of Wastequip, Inc., which he founded in 1989 with the goal of consolidating the equipment segment of the waste management industry. As a result of over 25 successful acquisitions and internal growth, Wastequip is now the largest supplier of equipment in the industry. It was recently purchased by Odyssey Investor Partners, a private equity firm headquartered in New York. Prior to founding Wastequip, Dr. Walton was President and Chief Executive Officer of Sudbury, Inc., a Fortune 500 diversified manufacturing company, which he co-founded in 1983. In 1987, he was awarded the Dively Entrepreneurship Award by Case Western Reserve Weather head School of Management and the Harvard Business School Club of Cleveland. Dr. Walton holds the degrees of Bachelor of Science in Foreign Service and PhD. in economics from Georgetown University, Washington, D.C

          Alan J. Sandler joined our company in June 1998 and has served in various positions including President (June 1998 until January 2000), Vice President (January 2000 to present), Chief Operating Officer (June 1998 to January 2000), Chief Administrative Officer (February 2000 to present) Secretary (June 1998 to President), Chief Financial Officer (June 1998 to March 2001 and August 2001 to March 2002), and Director (June 1998 to December 2004). Prior to joining our company, from 1995 until 1997 Mr. Sandler served as President and Chief Executive Officer to Hood Depot, Inc., a national restaurant supply manufacturer/distributor. From 1979 to 1995 he was President and Chief Executive Officer of Sandler & Sons Dental Supply Company, a regional dental supply and equipment distributor. Previous to this position he was a Vice President of Gardner Advertising Company, a national advertising agency, from 1965 to 1979.

          Cindy Lea Gimler has served as Chief Financial Officer since February 2005 and from October 2003 until October 2004 she held the position of Accounting Manager with our company. Prior to her employment with our company, she served as Controller of Bio-Engineered Supplements & Nutrition, Inc., a nutrition products company, from October 2004 through February 2005. Ms Gimler also served as Chief Financial Officer of Universal Jet Aviation, a private jet charter company, from August 2000 through July 2003 and as Accounting Manager for Singer Asset Finance Co., LLC from July 1999 through August 2000. From November 1989 through August 2000 she was employed as an Accountant and Financial Analyst for Oxbow Corporation, an energy finance company. Ms. Gimler received a Masters of Business Administration and a Bachelor of Business Administration from Florida Atlantic University and is a CPA in the State of Florida.

          There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Compliance With Section 16(a) of the Exchange Act

          Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2009 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2009, as well as any written representation from a reporting person that no Form 5 is required, we are aware of 1 officer, director or 10% or greater stockholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2009 except Mr. Dominick Telesco, a member of our Board of Directors, who failed to timely file a Form 4 reporting one transaction. This report was subsequently filed.

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

          The audit committee met four times in 2009.

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

          In consultation with senior management, the Committee may review, establish, or approve general compensation philosophy, policies and implementation of compensation, with respect to employees or independent contractors. In addition to the salary compensation, the Committee may review and approve other forms of compensation, such as incentive compensation, equity-based, deferred compensation and benefit plans. The Committee shall meet a minimum of once per year and prepare minutes of all meetings and shall distribute said minutes to all Board of Directors for approval.

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
•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2009 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. In the case of our company this includes two key employees of our company, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2009.

For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers.” The value attributable to any option awards is computed in accordance with FASB ASC 718, Compensation-Stock Compensation. During each of fiscal 2008 and fiscal 2009, two of the executive officers listed below have deferred approximately 50% of their base wages and/or annual increases. The amounts included below reflect wages actually earned during the respective periods.

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)

Joseph V. Vittoria [1]	2009	$—	$—	$—	$—	$—	$—	$—	$—

	2008	—	—	—	—	—	—	—	—

Kevin Kroger [2]	2009	185,920	—	—	—	—	—	11,656	197,576

	2008	186,315	—	—	18,000	—	—	15,634	219,949

Alan Sandler [3]	2009	112,238	—	—	—	—	—	627	112,865

	2008	112,238	—	—	46,000	—	—	—	1,238

Cindy Gimler [4]	2009	100,100	—	—	—	—	—	—	100,100

	2008	100,100	—	—	6,000	—	—	—	106,100

1          Mr. Vittoria, who is also the Chairman of our Board of Directors, serves as our Chief Executive Officer.

2          Mr. Kroger serves as our Chief Operating Officer. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Kroger during each fiscal year, disability and life insurance premiums we pay on his behalf, as well as 95%, of the $6,750 annual lease of the Florida apartment to provide accommodations for Company use. This percentage is based on his usage of the apartment, which was leased throughout 2008, expired on December 31, 2008 and was not renewed until December, 2009, effective beginning January 1, 2010. Annual salary deferral of $102,920, which is included in his salary for 2008 and 2009 in the foregoing table, is payable at such time as the company achieves a positive cash flow or on an emergency basis, as approved by the CEO.

3          Mr. Sandler serves as our Chief Administrative Officer. All Other Compensation in the foregoing table represents the amounts for reimbursement of Social Security and Medicare premiums. Annual salary deferral of $62,000, which is included in his salary for 2008 and 2009 in the foregoing table, is payable at such time as the company achieves a positive cash flow or on an emergency basis, as approved by the CEO.

4          Ms. Gimler serves as our Chief Financial Officer. Annual salary deferral of $20,100, which is included in her salary for 2008 and 2009 in the foregoing table, is payable at such time as the company achieves a positive cash flow or on an emergency basis, as approved by the CEO.

How our Executive Officers Compensation is Determined

          Mr. Vittoria, who has served as our Chief Executive Officer since October 2006, is not a party to an employment agreement with the Company. He receives no compensation and does not participate in any of the Company’s insurance plans.

          On July 3, 2000, the Company entered into an employment agreement, with an initial term of three years, with Mr. Kroger, who serves as our President and Chief Operating Officer. Thereafter, the contract was amended on December 23, 2002 and July 3, 2003. The contract provided for an annual salary of $166,000, minimum bonuses of $50,000, $80,000 and $80,000, respectively, for the years 2000 through 2002; 300,000 qualified stock options; a one-year salary severance clause, and certain insurance and auto allowance compensations. On December 23, 2002, it was agreed that the President receive 100,000 shares of common stock in lieu of the $80,000 bonus due to be paid. Mr. Kroger is also entitled to paid health insurance, a life insurance and disability policy, a $1,000 per month car allowance, four weeks paid vacation and other executive benefits which may be made available from time to time. During 2008, the Company paid a $6,750 Florida apartment lease to provide accommodations for Company use by Mr. Kroger, of which 95% has been allocated to Mr. Kroger, based on his usage. This lease was not effective during 2009, however, was renewed in December, 2009, effective beginning January 1, 2010. Upon entering into the agreement we granted Mr. Kroger 10-year options to purchase 300,000 shares of our common stock at the then fair market value of our common stock which vested in equal installments on the first, second, third and fourth anniversary date of the agreement. The agreement also contains customary indemnification, non-compete, confidentiality and invention assignment clauses. The term of the agreement continues on a year-to-year basis on the same terms and conditions as were in effect at the time of renewal. The agreement may be terminated by us upon Mr. Kroger’s death or disability, by us for good cause as defined in the agreement, or by either party without cause. In the event the agreement is terminated on Mr. Kroger’s death, by us for cause or by him without cause, we do not owe any severance benefits. If the agreement is terminated as a result of his disability, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year. If the agreement is terminated by us without cause or by Mr. Kroger in the event of a change of control of our company, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year, together with any declared but unpaid bonus. The addendum dated July 3, 2003 discontinued the bonus provision of the contract but all other terms and conditions of the contract remain in effect. During the fiscal year 2009, Mr. Kroger’s base annual salary was $185,920 with approximately $102,920 deferred annually, with all other terms and conditions of his employment agreement intact.

          Mr. Sandler, who has served as our Chief Administrative Officer since January 2000, is not a party to an employment agreement with the Company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Sandler’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in determining the amount of Mr. Sandler’s compensation. During the fiscal year 2009 Mr. Sandler’s compensation package included a base annual salary of $112,000, with approximately $62,000 deferred annually, deferred until such time as the company reaches a positive cash flow, 100,000 employee stock options, exercisable at $.26 per share, with a four-year vesting period from date of grant, 100,000 employee stock options exercisable at $.30 per share with a two-year vesting period from date of grant, and company-provided insurance benefits and reimbursement of his Social Security and Medicare premiums. The amount of payable to Mr. Sandler can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

          Ms. Gimler, who has served as our Chief Financial Officer since 2005, accepted and signed an employment offer outlining the terms of her employment with the Company. Her compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Ms. Gimler’s compensation including the scope of her duties and responsibilities to our company and the time she devotes to our business. The Compensation Committee did not consult with any experts or other third parties in determining the amount of Ms. Gimler’s compensation. In 2008 Ms. Gimler’s compensation package includes a base annual salary of $100,100, with approximately $20,100 deferred annually, deferred until such time as the company reaches a positive cash flow, 60,000, 25,000 and 50,000 employee stock options exercisable at $.14, $.40 and $.93 per share, respectively, with a four-year vesting period from date of grant, and Company-provided insurance benefits. The amount payable to Ms. Gimler can be increased at any time upon the determination of the Compensation Committee of our Board of Directors. The Company also has an agreement with Ms. Gimler whereby should there be a change in ownership of the Company and employment is terminated without cause, then the successor will pay Ms. Gimler’s base salary for a period of six months, in the same manner as paid during her employment.

Outstanding Equity Awards at Fiscal Year End

          The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2009:

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Joseph V. Vittoria	100.000	—	—	.95	4/13/10	—	—	—	—
	80,000	—	—	1.25	11/15/11	—	—	—	—
	150,000	—	—	1.25	3/24/13	—	—	—	—
	71,429	—	—	1.25	3/26/18	—	—	—	—
	80,645	—	—	1.25	4/4/13	—	—	—	—
	86,207	—	—	1.25	5/9/13	—	—	—	—
	92,593	—	—	.50	7/17/14
Kevin Kroger	25,000	75,000	—	$0.26	06/10/18	—	—	—	—
	100,000	—	—	1.70	01/10/13	—	—	—	—
	300,000	—	—	9.25	07/03/10	—	—	—	—

Alan Sandler	25,000	75,000	—	$0.26	06/10/18	—	—	—	—
	100,000	—	—	$0.30	08/05/18	—	—	—	—

Cindy Gimler	50,000	—	—	$0.93	02/26/15	—	—	—	—
	12,500	12,500	—	$0.40	09/26/17	—	—	—	—
	15,000	45,000	—	$0.14	12/29/18	—	—	—	—

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

          Our 1999 Stock Option Plan (the “1999 Plan”) and the 1996 Stock Option Plan (the “1996 Plan”), were adopted on September 15, 1999 and amended in June 2000, and on July 31, 1996, respectively. The plans were adopted to increase proprietary interest in our company of our employees, consultants, and non-employee directors and to align more closely their interests with the interests of our stockholders. The plans may also serve to enhance our ability to attract and retain the services of experienced and highly qualified employees and non-employee directors. The 1999 Stock Option Plan expired on September 15, 2009.

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

          The 1996 Plan terminated on July 31, 2006. During 2009, options to purchase 5,150 which were granted under the 1996 Plan prior to its termination expired. The 1999 plan terminated on September 15, 2009.

          As of December 31, 2009, under the Directors’ Plan, options to purchase 145,000 shares of common stock were outstanding. As of December 31, 2009, under the 1996 Plan, there were no non-qualified options outstanding and, under the 1999 Plan, incentive stock options to purchase 1,685,075 shares of common stock were outstanding and non-qualified options to purchase 80,000 shares of common stock were outstanding.

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

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2009. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Director Compensation
Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph V. Vittoria	—	—	$—	—	—	—	$—
John S. Caldwell (1)	—	—	1,950	—	—	—	1,950
Forrest D. Hayes (2)	—	—	1,900	—	—	—	1,900
Kevin G. Kroger	—	—	—	—	—	—	—
Dominick Telesco (3)	4,000-	—	600	—	—	—	4,600
Charles W. Walton (4)	—	—	1,950	—	—	—	1,950

(1)	On August 28, 2009, General Caldwell was granted options to purchase 7,500 shares of common stock at an exercise price of $0.34 per share, vesting on August 25, 2011 and expiring on August 25, 2014.

(2)	On November 12, 2009, Mr. Hayes was granted options to purchase 10,000 shares of common stock at an exercise price of $0.25 per share, vesting on November 10, 2011 and expiring on November 10, 2014.

(3)

On December 21, 2009, Mr. Telesco was granted options to purchase 5,000 shares of common stock at an exercise price of $0.16 per share, vesting on December 18, 2011 and expiring on December 18, 2014. On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until December 31, 2010, unless terminated by either party providing 30 days written notice. Mr. Telesco is President of Boxwood Associates, Inc.

(4)	On August 28, 2009, Dr. Walton was granted options to purchase 7,500 shares of common stock at an exercise price of $0.34 per share, vesting on August 25, 2011 and expiring on August 25, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          At April 13, 2010 we had 43,947,125 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as March 31, 2010 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Joseph V. Vittoria (1)	5, 677,189	11.4%
Kevin G. Kroger (2)	1,117,633	1.6%
Alan J. Sandler (3)	183,392	*
Cindy Lea Gimler (4)	81,500	*
Lieutenant General John S. Caldwell, Jr. US Army (retired)(5)	72,500	*
Forrest D. Hayes (6)	30,000	*
Dominick Telesco (7)	6,283,195	14.0%
Dr. Charles W. Walton (8)	422,857	*
All officers and directors as a group (eight persons) (1)(2)(3)(4)(5)(6)(7)(8)	13,868,266	27.0%
Quantum Industrial Partners, LDC (9)	4,570,000	10.4%
Glenhill Capital Management, LP (10)	4,364,661	9.9%

*	represents less than 1%

(1)	The number of shares beneficially owned by Mr. Vittoria includes:
	•	warrants to purchase 100,000 shares of common stock at $0.95 per share through April 14, 2010;
	•	warrants to purchase 80,000 shares of common stock at $1.25 per share through November 15, 2011;
	•	warrants to purchase 150,000 shares of common stock at $1.25 per share through March 24, 2013;
	•	warrants to purchase 71,429 shares of common stock at $1.25 per share through March 26, 2013;

	•	warrants to purchase 80,645 shares of common stock at $1.25 per share through April 4, 2013;
	•	warrants to purchase 86,207 shares of common stock at $1.25 per share through May 9, 2013; and
	•	warrants to purchase 92,593 shares of common stock at $.50 per share through July 17, 2014.

(2)	The number of shares beneficially owned by Mr. Kroger includes:
	•	options to purchase 300,000 shares of common stock at $9.25 per share through July 3, 2010;
	•	options to purchase 100,000 shares of common stock at $1.70 per share through January 10, 2013; and
	•	options to purchase 25,000 shares of common stock at $.26 per share through June 10, 2018.

          The number of shares beneficially owned by Mr. Kroger excludes unvested options to purchase 75,000 shares of our common stock at an exercise price of $.26 per share through June 10, 2018.

(3)	The number of shares beneficially owned by Mr. Sandler includes:
	•	options to purchase 100,000 shares of common stock at $.30 per share through August 5, 2018; and
	•	options to purchase 25,000 shares of common stock at $.26 per share through June 10, 2018.

          The number of shares beneficially owned by Mr. Sandler excludes unvested options to purchase 75,000 shares of our common stock at an exercise price of $.26 per share through June 10, 2018.

(4)	The number of shares beneficially owned by Ms. Gimler includes:
	•	options to purchase 50,000 shares of common stock at $0.93 per share through February 28, 2015;
	•	options to purchase 12,500 shares of common stock at $0.40 per share through September 26, 2017; and
	•	options to purchase 15,000 shares of common stock at $0.140 per share through December 29, 2018.

          The number of shares beneficially owned by Ms. Gimler excludes unvested options to purchase 12,500 shares of our common stock at an exercise price of $.40 per share through September 26, 2017 and unvested options to purchase 45,000 shares of our common stock at an exercise price of $.14 per share through December 29, 2018.

(5)	The number of shares beneficially owned by General Caldwell includes:
	•	options to purchase 5,000 shares of common stock at $0.42 per share through August 25, 2010;
	•	options to purchase 2,500 shares of common stock at $0.68 per share through November 30, 2010;
	•	options to purchase 7,500 shares of common stock at $0.37 per share through August 25, 2011;
	•	options to purchase 50,000 shares of common stock at $0.97 per share through March 9, 2015; and
	•	options to purchase 7,500 shares of common stock at $0.37 per share through August 25, 2012.

          The number of shares beneficially owned by General Caldwell excludes unvested options to purchase 7,500 shares of common stock at $0.38 per share through September 22, 2013 and unvested options to purchase 7,500 shares of common stock at $0.34 per share through August 28, 2014.

(6)	The number of shares beneficially owned by Mr. Hayes includes:
	•	options to purchase 7,500 shares of common stock at $1.00 per share through November 10, 2010;
	•	options to purchase 2,500 shares of common stock at $0.68 per share through November 30, 2010;
	•	options to purchase 10,000 shares of common stock at $0.37 per share through November 10, 2011; and
	•	options to purchase 10,000 shares of common stock at $0.37 per share through November 10, 2012.

          The number of shares beneficially owned by Mr. Hayes excludes unvested options to purchase 10,000 shares of common stock at $0.38 per share through September 22, 2013 and unvested options to purchase 10,000 shares of common stock at $.25 per share through November 10, 2014.

(7)	The number of shares beneficially owned by Mr. Telesco includes:
	•	warrants to purchase 100,000 shares of common stock at $1.25 per share through October 1, 2011;
	•	warrants to purchase 150,000 shares of common stock at $1.25 per share through March 24, 2013;
	•	warrants to purchase 81,967 shares of common stock at $1.25 per share through May 14, 2013;
	•	warrants to purchase 92,593 shares of common stock at $1.25 per share through July 1, 2013;

•	warrants to purchase 208,333 shares of common stock at $1.25 per share through November 20, 2013;
•	warrants to purchase 100,000 shares of common stock at $.50 per share through February 3, 2014;
•	warrants to purchase 138,889 shares of common stock at $.50 per share through May 6, 2014;
•	options to purchase 5,000 shares of common stock at $.66 per share through December 18, 2011; and
•	options to purchase 5,000 shares of common stock at $.47 per share through December 17, 2012

          The number of shares beneficially owned by Mr. Telesco excludes unvested options to purchase 5,000 shares of common stock at $0.47 per share through December 19, 2013 and options to purchase 5,000 shares of common stock at $.16 per share through December 18, 2014.

(8)	The number of shares beneficially owned by Dr. Walton includes:
	•	options to purchase 5,000 shares of common stock at $0.42 per share through August 25, 2010;
	•	options to purchase 2,500 shares of common stock $0.68 per share through November 30, 2010;
	•	warrants to purchase 21,429 shares of common stock at $1.25 per share through October 1, 2011;
	•	options to purchase 7,500 shares of common stock at $0.37 per share through August 25, 2011; and
	•	options to purchase 7,500 shares of common stock at $0.37 per share through August 25, 2012.

          The number of shares beneficially owned by Dr. Walton excludes unvested options to purchase 7,500 shares of common stock at $0.38 per share through September 22, 2013 and options to purchase 7,500 shares of common stock at $0.34 per share through August 25, 2014.

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

Securities Authorized for Issuance under Equity Compensation Plans

          The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
	(a)		(a) (c)
Plan category
Plans approved by stockholders:
1996 Stock Option Plan	—	—	NA
1999 Stock Option Plan	1,765,075	2.08	1,234,925
2000 Non-Employee Directors Plan	145,00	.41	285,000

Plans not approved by stockholders	0	N/A	N/A

          A description of each of these plans is contained earlier in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

          In July 2001, we received promissory notes from two of our officers, Messrs. Richard C. Ford and Alan J. Sandler, for the exercise of their vested stock options in the amount of $875,256 and bearing interest of 5.63%. The principal and accrued interest are due upon the earlier of the expiration of the original option periods, which range from July 2008 to December 2009, or upon the sale of the common stock acquired by the execution of the options. During 2009, we recorded approximately $43,000 of interest reserves relating to these stockholder notes.

          As of December 31, 2009, all three notes, totaling $756,250, from Mr. Ford were delinquent. The Company is in litigation with Mr. Ford, attempting to obtain some or all of the underlying collateral or payment of the note.

          In July 2008 we received from Mr. Sandler, an executive officer, a stock certificate for 260,000 shares of our common stock, which served as collateral for a loan in the principal amount of $97,500 made to him in July 2001 as satisfaction for the principal amount of the loan. Accrued but unpaid interest in the amount of $41,000 at December 31, 2009 remains outstanding.

          On March 28, 2002, we executed a letter agreement with Mr. Vittoria, our CEO and Chairman, whereby he agreed to initially fund up to $2.5 million. The letter agreement, as currently amended, provides that he will fund up to $6.1 million to us on a unsecured basis. During March of each year, 2006 through 2010, the maturity date for the agreement was extended annually from December 31, 2007 to December 31, 2011.

          Amounts drawn bear interest at the prime rate per annum payable monthly and are due December 31, 2011 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. In consideration entering into this loan agreement, we granted Mr. Vittoria common stock purchase warrants to purchase a total of 475,000 shares of our common stock at an exercise price equal to the closing market price on the dates of grant. During 2009, the Company paid $1,013,000 in principal payments and borrowed a total of $430,713. As of December 31, 2009, we have drawn $5.7 million of the available funds, and paid approximately $148,000 in related interest.

          On May 8, 2009, the Company modified the exercise price of 100,000 warrants previously issued to Mr. Dominick Telesco, a member of its Board of Directors, on February 3, 2009 from $1.25 per share to $.50 per share. These warrants were previously issued to Mr. Telesco as consideration for a loan to the Company. In connection therewith, the Company recognized an expense of $11,000 as a result of this modification.

          On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until December 31, 2010, unless terminated by either party providing 30 days written notice. Mr. Dominick Telesco, a shareholder, is President of Boxwood Associates, Inc.

          On November 10, 2009 the Company received a loan from Mr. Dominick Telesco, a shareholder, who is also a Board member, in the amount of $25,000. The proceeds were used for working capital and terms for repayment or conversion to equity have not been determined.

Director Independence

          John S. Caldwell, Forrest D. Hayes, Dominick Telesco and Charles W. Walton qualify as “independent within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          Webb and Company, P.A. served as our independent registered public accounting firm for fiscal 2009 and fiscal 2008. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2009 and fiscal 2008.

	Fiscal 2009	Fiscal 2008

Audit Fees	$36,928	$36,130
Audit-Related Fees	930	975
Tax Fees	—	—
All Other Fees	—	2,350
Total	$37,858	$39,455

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

          Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2009 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated December 30, 1996 (2)
3.2	Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (3)
3.3	Bylaws (1)
4.1	Form of common stock certificate (8)
4.2	Form of Class A Warrant issued to Mr. Vittoria (9)
4.3	Form of $1.25 common stock purchase warrant (7)
10.1	1996 Stock Option Plan (1)
10.2	1999 Stock Option Plan (4)
10.3	2000 Non-Employee Directors’ Plan (5)
10.4	2002 Audit Committee Charter (6)
10.5	Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (1)
10.6	Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995 (1)
10.7	Lease Amendment #2 between Puradyn Filter Technologies, Inc. and Premier Gateway Center at Quantum LLP (10)

10.8	Master Distributor Agreement dated February 18, 2008 by and between Puradyn Filter Technologies Incorporated and Filter Solutions Ltd. (11)
10.9	Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger, as amended (11)
10.10	Extension of Note from Mr. Vittoria (12)
10.11	Consulting Agreement dated October 20, 2009 between Puradyn Filter Technologies Incorporated and Mr. Dominick Telesco
10.12	Extension of Note from Mr. Vittoria*
14.1	Business Ethics and Conflicts of Interest Statement (6)
21.1	Subsidiaries of the registrant (11)
31.1	Section 302 certification of Chief Executive Officer *
31.2	Section 302 certification of Chief Financial Officer *
32.1	Section 906 certification of Chief Executive Officer *
32.2	Section 906 certification of Chief Financial Officer *
99.1	Form of Subscription Agreement (11)

*	filed herewith

(1)	Incorporated by reference from the exhibits to the registration statement on Form 10-SB, SEC File No. 001-11991, as filed with the Securities and Exchange Commission, on July 30, 1996, as amended.
(2)	Incorporated by reference from the exhibit to the Current Report on Form 8-K as filed on January 9, 1997.
(3)	Incorporated by reference from the exhibit to the Current Report on Form 8-K/A as filed on February 12, 1998.
(4)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-91379, as filed with the Securities and Exchange Commission on November 22, 1999.
(5)	Incorporated by reference from the exhibits to the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000.
(6)	Incorporated by reference from the exhibits to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on October 10, 2006.
(8)	Incorporated by reference to exhibits to the Form 8-A as filed with the Securities and Exchange Commission on December 6, 2001.
(9)	Incorporated by reference to exhibits to the Quarterly Report on Form 10-QSB for the period ended March 31, 2005.
(10)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(11)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-155,054, as declared effective on November 14, 2008, as amended.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puradyn Filter Technologies Incorporated (Registrant)

By: /s/	Joseph V. Vittoria
Chairman and Chief Executive Officer
Date:	April 15, 2010

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     April 15, 2010

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
Dominick Telesco, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Puradyn Filter Technologies Incorporated

          We have audited the accompanying consolidated balance sheets of Puradyn Filter Technologies Incorporated (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puradyn Filter Technologies Incorporated at December 31, 2009 and 2008, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Webb and Company, P.A.

Boynton Beach, Florida
April 15, 2010

Puradyn Filter Technologies Incorporated
Consolidated Balance Sheets

	December 31,

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$140,266	$116,802
Accounts receivable, net of allowance for uncollectible accounts of $36,772 and $22,970, respectively	97,072	182,660
Inventories, net	851,069	1,337,309
Prepaid expenses and other current assets	115,074	184,537
Total current assets	1,203,481	1,821,308

Property and equipment, net	132,856	122,915

Other noncurrent assets	40,725	40,930

Deferred financing costs, net	4,027	8,419
Total assets	$1,381,089	$1,993,572

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$177,032	$305,645
Accrued liabilities	1,148,318	1,148,536
Current portion of capital lease obligation	3,271	1,859
Deferred revenues	73,336	120,647
Total current liabilities	1,401,957	1,576,687

Capital lease obligation, less current portion	1,989	5,280

Notes Payable - stockholders	5,710,414	6,367,702

Total Long Term Liabilities	5,712,403	6,372,982

Total Liabilities	7,114,360	7,949,669

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $.001 par value:	—
Authorized shares – 500,000; None issued and outstanding
Common stock, $.001 par value, Authorized shares – 50,000,000; Issued and outstanding – 43,370,935 and 35,838,351, respectively	43,371	35,839
Additional paid-in capital	45,407,337	43,301,010
Deferred compensation	—	(118,736)
Notes receivable from stockholders	(790,209)	(966,531)
Accumulated deficit	(50,540,355)	(48,469,757)
Accumulated other comprehensive income	146,584	262,078
Total stockholders’ deficit	(5,733,272)	(5,956,097)
Total liabilities and stockholders’ deficit	$1,381,089	$1,993,572

See accompanying notes to consolidated financial statements.

Puradyn Filter Technologies Incorporated

Consolidated Statements of Operations

	Years Ended December 31
	2009	2008

Net sales	$1,911,451	$2,695,640

Costs and expenses:
Cost of products sold	1,766,434	2,455,916
Salaries and wages	1,001,438	1,013,438
Selling and administrative	880,899	1,559,394
Total Operating Costs	3,648,771	5,028,748
Loss from operations	(1,737,320)	(2,333,108)

Other (expense) income:
Interest income	(175,672)	2,291
Interest expense	(157,606)	(313,730)
Total other expense	(333,278)	(311,439)

Income taxes	—	—

Net loss	$(2,070,598)	$(2,644,547)

Basic and diluted loss per common share	$(.05)	$(.08)

Basic and diluted weighted average common shares Outstanding	39,963,227	33,088,770

See accompanying notes to consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Notes Receivable From Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit

Balance at December 31, 2007	29,400,638	$29,401	$41,329,330	$—	$(1,064,031)	$(45,825,210)	$(138,422)	$(5,668,932)
Foreign currency translation adjustment	—	—	—		—	—	400,500	400,500
Net loss	—	—	—		—	(2,644,547)	—	(2,644,547)
Total comprehensive loss	—	—	—		—	—	—	(2,244,047)
Stock Certificate Cancellation	(260,000)	(260)	(97,240)		97,500	—	—	97,500
Issuance of common stock in private Placement, net of issuance costs	6,397,713	6,398	1,813,602		—	—	—	1,820,,000
Issuance of warrants to investors	—	—	45,000		—	—	—	45,000
Issuance of shares and warrants to vendors	300,000	300	158,450	(118,736)	—	—	—	40,014

Compensation expense associated with unvested option awards	—	—	51,868		—	—	—	17,988

Balance at December 31, 2008	35,838,351	35,839	43,301,010	(118,736)	(966,531)	(48,469,757)	262,078	(5,956,097)

Foreign currency translation adjustment	—	—	—		—	—	(115,494)	(115,494)
Net loss	—	—	—		—	(2,070,598)	—	(2,070,598)
Total comprehensive loss	—	—	—		—	—	—	(2,186,093)
Issuance of common stock in private Placement, net of issuance costs	7,514,728	7,514	1,975,244		—	—	—	1,982,758
Reserve accrued interest	—	—	—	—	176,322	—	—	176,322
Issuance of shares and warrants to vendors	17,856	18	94,232	118,736	—	—	—	212,986
Compensation expense associated with unvested option awards			36,851					36,851
Balance at December 31, 2009	43,370,935	$43,371	$45,407,337	$—	$(790,209)	$(50,540,355)	$146,584	$(5,733,272)

See accompanying notes to consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
Operating activities
Net loss	$(2,070,598)	$(2,644,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,593	61,301
Provision for bad debts	13,801	50,421
Provision for obsolete and slow moving inventory	81,125	43,235
Amortization of deferred financing costs included in interest expense	4,393	10,103
Interest receivable from stockholders’ notes	176,321	—
Deferred Compensation	118,736	(118,736)
Compensation expense on stock-based arrangements with vendors	—	158,450
Compensation expense on stock-based arrangements with employees and investors	131,084	97,168
Loss on disposal of fixed assets	—	(1,850)
Changes in operating assets and liabilities:
Accounts receivable	71,786	149,198
Inventories	405,115	94,836
Prepaid expenses and other current assets	69,463	(2,890)
Other noncurrent assets	205	—
Accounts payable	(128,613)	(288,727)
Accrued liabilities	(218)	94,465
Deferred revenues	(47,312)	(15,522)
Net cash used in operating activities	(1,136,119)	(2,313,095)
Investing activities
Purchases of property and equipment	(49,260)	(24,091)
Net cash used in investing activities	(49,260)	(24,091)
Financing activities
Proceeds from sale of common stock (net)	1,982,776	1,820,000
Proceeds from notes payable to stockholders	355,713	117,702
Payment of notes payable to stockholder	(1,013,000)	—
Payment of capital lease obligations	(1,879)	(1,048)
Net cash provided by financing activities	1,323,610	1,936,654
Effect of exchange rate changes on cash and cash equivalents	115,494	405,064
Net increase in cash and cash equivalents	23,464	4,532
Cash and cash equivalents at beginning of period	116,802	112,270
Cash and cash equivalents at end of period	$140,266	$116,802
Supplemental cash flow information
Cash paid for interest	$147,871	$285,093
Cash paid for taxes	$—	$—
Noncash investing and financing activities	—	—
Stock options issued in lieu of compensation	$55,010	$158,450
See accompanying notes to consolidated financial statements.
Puradyn Filter Technologies Incorporated

Notes to Consolidated Financial Statements

December 31, 2009

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

New Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 860 “Accounting for Transfers of Financial Assets”. FASB ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC 860 will have on its financial statements.

In June 2009, the FASB issued FASB ASC 810 “Consolidations”. FASB ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC 810 will have on its financial statements.

In June 2009, the FASB issued FASB ASC 105 “GAAP”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The Company has updated references accordingly and it has no affect on the financial position or results of operation.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting guidance on noncontrolling interests in consolidated financial statements. This accounting guidance clarifies that the scope of the decrease in ownership provisions of the original guidance applies to (1) a subsidiary or group of assets that is a business, (2) a subsidiary that is a business and is transferred to an equity method investee or joint venture and (3) an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity method investee or joint venture). This accounting guidance also clarifies that the decrease in ownership provisions of the original guidance does not apply to sales of in substance real estate, even if they involve businesses. The accounting guidance expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. For entities that have previously adopted the accounting guidance on noncontrolling interests in consolidated financial statements, this accounting guidance is effective beginning in the first annual or interim reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period in which the original guidance was adopted. The adoption and retrospective application of this accounting guidance did not have a material impact on our financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured in accordance with FASB ASC 605, Revenue Recognition, as amended and interpreted. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying condensed consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2009 and December 31, 2008, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2009 and December 31, 2008, respectively, because of their short-term natures.

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

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $4,392 and $10,103 for the years ended December 31, 2009 and 2008, respectively. Accumulated amortization of deferred financing costs as of December 31, 2009 and December 31, 2008 was $677,123 and $672,731, respectively.

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

Product Warranty Costs

As required by FASB ASC 460, Guarantees, the Company is including the following disclosure applicable to its product warranties.

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company’s warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate.

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2009 and December 31, 2008, respectively:

	December 31, 2009	December 31, 2008
Balance as of beginning of year	$148,149	$89,809
Less: Payments made	(7,050)	(20,674)
Change in prior period estimate	(108,533)	—
Add: Provision for current period warranties	7,434	79,014
Balance as of end of year	$40,000	$148,149

Guarantees
None

Comprehensive Income

FASB ASC 220, Comprehensive Income, establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd. Comprehensive income as of December 31, 2009 and 2008 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a 100% valuation allowance.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2009 and 2008, advertising costs incurred by the Company totaled approximately $10,000 and $8,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2009 and 2008, engineering and development costs incurred by the Company totaled approximately $41,000 and $18,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2009 and 2008 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the years ended December 31, 2009 and 2008, the Company recorded a foreign currency exchange rate gains and losses of approximately $121,000 and approximately $535,000, respectively, which is included in selling and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2009 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

In 2009 and 2008, respectively, 334,575 and 772,500 options were granted at fair market value on the date of grant pursuant to the Stock Option Plan.

The Company leases its employees from a payroll leasing company. The Company’s leased employees meet the definition of employees as specified by FIN 44 for purposes of applying FASB ASC 718.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation-Stock Compensation, including related amendments and interpretations. The related expense is recognized over the period the services are provided.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash and cash equivalents by maintaining its cash and cash equivalents with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2009 and December 31, 2008, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by four customers at December 31, 2009 whose trade receivable balances each represented approximately 22%, 19%, 13%, and 12% for a total of 66% of total accounts receivable. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by four customers at December 31, 2008 whose trade receivable balances each represented approximately 29%, 12%, 10%, and 6% for a total of 57% of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 6,336,100 in 2009 and 4,981,972 in 2008.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company’s independent registered public accounting firm Webb & Company to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2009 expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials and volume purchase discounts when appropriate, and the company expects to see results from these reductions, as well as other cost reduction plans through 2010.

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

The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $1,136,000 and $2,313,000 during the years ended December 31, 2009 and 2008, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

In April 2005, the maturity date of the loan agreement was extended to December 31, 2006. As consideration of this extension, this stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the date of grant. In March of 2006 and in subsequent March’s through 2010, the stockholder extended the maturity date of the loan agreement annually, which currently expires on December 31, 2011.

The Company experienced a decrease in cash used in operations in 2009 and anticipates this will continue to decrease in 2010; however, additional cash will still be needed to support operations. Management believes that the commitments received from its stockholder, the funds received from its recent current private placement offering, as well as cash from sales and current working capital will be sufficient to sustain its operations at its current level through July 2010. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2010. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3. Inventories

At December 31, 2009 and December 31, 2008 inventories consisted of the following:

	December 31, 2009	December 31, 2008

Raw materials	$942,135	$946,429
Finished goods	68,164	505,039
Valuation allowance	(159,230)	(114,159)
	$851,069	$1,337,309

4. Prepaid Expenses and Other Current Assets

At December 31, 2009 and December 31, 2008, prepaid expenses and other current assets consisted of the following:

	December 31, 2009	December 31, 2008

Prepaid expenses	$72,289	$117,746
Deferred costs related to deferred revenue	42,785	66,791
	$115,074	$184,537

5. Property and Equipment

At December 31, 2009 and December 31, 2008, property and equipment consisted of the following:

	December 31, 2009	December 31, 2008

Machinery and equipment	$977,129	$977,183
Furniture and fixtures	54,870	54,870
Leasehold improvements	122,622	122,622
Website development	72,960	72,960
Computer hardware and software	101,651	93,929
	1,329,232	1,321,564
Less accumulated depreciation and amortization	(1,196,376)	(1,198,649)
	$132,856	$122,915

Depreciation and amortization expense of property and equipment for the years ended December 31, 2009 and 2008 is approximately $38,593 and $61,301, respectively, of which approximately $9,000 and $12,000 is included in cost of products sold and approximately $30,000 and $49,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

6. Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. A $235,000 security deposit was paid in 2002, which was refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no Event of Default, as defined, by the Company. Of this amount, $66,667 was paid to the Company in November 2003, January 2005 and January 2006, respectively. As of December 31, 2009, $29,275 is included in noncurrent assets in the accompanying consolidated balance sheet. During 2008, this lease was renewed effective August 1, 2008 and expires July 31, 2013 and contains an annual increase of 3%. During June 2009, an amendment to the lease agreement was reached, temporarily reducing the monthly rent. The total minimum lease payments over the term of the lease was reduced from an aggregate of approximately $956,000 to approximately $925,000, or approximately 3%.

The Company leased a condominium in Ocean Ridge, Florida to provide accommodations for Company use, primarily for Mr. Kevin Kroger, the Company’s Chief Operating Officer. The lease expense of $6,750, 95% of which is allocated to Mr. Kroger, based on usage, expired on December 31, 2008 and was not renewed until December, 2009, effective beginning January 1, 2010.

The Company’s wholly owned subsidiary, Ltd., rented office space in Devon, England under a lease that extended through March 31, 2002 and was subsequently extended on a month-to-month basis. In September 2003, Ltd. moved to new office space by assuming the existing lease, which expired in August 2004, was renegotiated in September 2005 and expires in September 2010, but contained a cancellation clause, which was exercised during 2008. Effective August 15, 2008, the Company’s lease for the facility in Exeter was terminated and the Company relocated its office from Exeter to Newbury, to the facility of its Master Distributor, Filter Solutions Ltd. In March, 2009, all remaining assets from that facility, including inventory, was returned to our Boynton Beach facility.

Rent expense under all operating leases for the years ended December 31, 2009 and 2008 totaled approximately $288,000 and $282,000, respectively, of which approximately $226,000 and $214,000 is included in cost of products sold and approximately $62,000 and $68,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

In May 2007, the Company entered into a capital lease obligation for the purchase of approximately $8,525 of office equipment, which is included in property and equipment, net of approximately $1,705 of accumulated amortization, in the accompanying consolidated balance sheet.

Future minimum lease commitments due for facilities and equipment leases under non-cancellable capital and operating leases at December 31, 2009 are as follows:

	Capital Leases	Operating Leases
2010	$5,445	186,457
2011	2,269	192,054
2012	—	197,812
2013	—	117,383
2014 and thereafter	—	—
Total minimum lease payments	7,714	$693,706
Less amount representing interest	(2,454)
Present value of minimum lease payments	$5,260

Future minimum lease commitments due for facilities and equipment leases under non-cancellable capital and operating leases at December 31, 2008 are as follows:

	Capital Leases	Operating Leases
2009	$5,479	$184,151
2010	5,479	189,675
2011	2,283	192,046
2012	—	197,807
2013 and thereafter	—	117,382
Total minimum lease payments	13,241	$955,556
Less amount representing interest	(6,102)

Present value of minimum lease payments	$7,139

7. Accrued Liabilities

At December 31, 2009 and December 31, 2008, accrued liabilities consisted of the following:

	December 31, 2009	December 31, 2008
Accrued wages and benefits	$918,788	$862,347
Accrued expenses relating to vendors and others	212,785	84,326
Accrued warranty costs	40,000	148,149
Accrued interest payable relating to stockholder notes	53,656	53,714
	$1,148,318	$1,148,536

8. Long-Term Debt

Notes Payable to Stockholder

Beginning on March 28, 2002 the Company executed a binding agreement with one of its stockholders, who is also a Board member, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the prime rate per annum (2.45% at December 31, 2009), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning In March 2006, annually, through March, 2010, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2011.

At December 31, 2009 and December 31, 2008, respectively, the Company had drawn approximately $5.7 and all of the available $6.1 million of available funds together with an additional $167,000.

Additionally, the Company has loans outstanding from one board member totaling $25,000 and $100,000 at December 31, 2009 and December 31, 2008, respectively.

In April 2005, the maturity date of the stockholder loan agreement was extended from December 31, 2005 to December 31, 2006. As consideration of this extension, this stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the date of grant, for a period of five years.

During the years ended December 31, 2009 and 2008, the Company incurred interest expense of approximately $148,000 and $283,000, respectively, on its draws, which is included in interest expense in the accompanying consolidated statements of operations.

Maturities of Long-Term Obligations for Five Years and Beyond

Long-term obligations consisted of the following at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Notes payable to stockholder	$5,710,414	$6,367,702
Capital lease obligation	5,260	7,139
	5,715,674	6,374,841
Less: current maturities	(3,271)	(1,859)
	$5,712,403	$6,372,982

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2009 and December 31, 2008 were:

	December 31, 2009	December 31, 2008
2009	$—	$1,859
2010	3,271	6,370,972
2011	5,712,403	2,010
2012	—	—
	$5,715,674	$6,374,841

9. Income Taxes

The United States and foreign components of loss from continuing operations before income taxes are as follows for the years ended December 31:

	2009	2008

United States	$(2,203,482)	$(2,043,434)
Foreign	132,884	(601,114)

Intercompany elimination	—	—

Loss from continuing operations before income taxes	$(2,070,598)	$(2,644,548)

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2009	2008

Deferred tax assets:

Net operating loss carryforwards	$15,699,664	$14,854,359
Depreciation and amortization	75,307	84,998
Accrued expenses and reserves	86,054	93,225
Impairment loss	78,304	78,304
Compensatory stock options and warrants	76,871	76,871
Capital Loss Carryover	44,739	42,686
Other	18,544	17,872
Total deferred tax assets	16,079,483	15,248,315
Valuation allowance	(16,079,483)	(15,248,315)
Net deferred tax assets	$—	$—

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $16,079,483 and $15,248,315 against its net deferred taxes is necessary as of December 31, 2009 and December 31, 2008, respectively. The change in valuation allowance for the years ended December 31, 2009 and 2008 is $830,168 and $755,036 respectively.

At December 31, 2009 and December 31, 2008, respectively, the Company had approximately $43,073,510 and $40,860,651, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2016. The Company will record the benefit of approximately $1,352,373 of the net operating loss carryforwards through additional paid-in capital if and when the net operating loss carryforwards are utilized, as such amounts relate to the unrecognized tax benefit from stock option exercises.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2009	2008
Federal statutory taxes	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)
Nondeductible items	0.09	0.12
Change in valuation allowance	37.68	37.59
Other	(.14)	(.12)
	—%	—%

10. Commitments and Contingencies

Agreements

On October 1, 2008, the Company entered into a one-year, non-exclusive agreement with Emerging Markets Consulting LLC (EMC) for investor relation services. The Company agreed to pay 300,000 shares of commons stock priced at $0.325 plus 175,000 warrants with an exercise price of $0.75 and 175,000 warrants with an exercise price of $1.25 and an expiration date for all warrants of October 1, 2013. On January 1, 2010, this contract was renewed. At that time, the company agreed to pay EMC 60,000 shares of common stock within two weeks of the agreement and 20,000 shares of common stock at the end of each month, throughout each month during 2010, within which the agreement is in force.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until December 31, 2010, unless terminated by either party providing 30 days written notice. Mr. Telesco is President of Boxwood Associates, Inc.

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

During each of 2009 and 2008, 30,000 of options were issued to non-employee Directors.

Additional information concerning the activity in the three option plans is as follows:

	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, beginning of year	1,767,900	$2.15	1,766,900	$2.65
Granted	334,575.30		772,500.26
Exercised	—		—
Cancelled	(105,000)	.81	(124,000)	1.08
Expired	(87,400)	1.06	(647,500)	1.48
Outstanding, end of year	1,910,075	1.95	1,767,900	2.15
Exercisable, end of year	1,053,000	$3.30	929,150	$3.83
Options available for future grant, end of year	1,489,925		1,637,250

Summarized information with respect to options outstanding under the three option plans at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14 – $1.70	1,522,075	5.21	$.47	665,000	$.72
$1.86 –$4.50	88,000	2.66	2.69	88,000	2.69
$8.50 –$9.25	300,000.50		9.25	300,000	9.25

Totals	1,910,075	4.81	$2.15	1,053,000	$3.32

Summarized information with respect to options outstanding under the three option plans at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.21 – $1.70	1,363,400	5.89	$.55	524,650	$.97
$1.86 –$4.50	104,500	3.02	2.63	104,500	2.63
$8.50 –$9.25	300,000.50		9.25	300,000	9.25
Totals	1,767,900	5.25	$2.15	929,150	$3.81

12. Common Stock

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

On May 8, 2009, the Company modified the exercise price of 100,000 warrants previously issued to Dominick Telesco on February 3, 2009 from $1.25 to $.50. These warrants were previously issued to Mr. Telesco as consideration for a loan to the Company and the price of the warrants was modified to reflect the current market price of other investments.

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

Between August 1, 2009 and August 12, 2009, the Company received proceeds of $700,000 from seven investors for the sale of 2,115,752 shares of common stock at prices of $.31 and $.34 per share and as part of the offering, awarded 211,575 warrants to purchase common stock at a price of $.50, which expire in August 2014.

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

On December 28, 2009, the Company received proceeds of $100,000 from an investor for the sale of 555,556 shares of common stock at a price of $.18 per share and as part of the offering, awarded 55,556 warrants to purchase common stock at a price of $.50, which expire December 24, 2014.

13. Warrants

At December 31, 2009 and 2008, 4,426,025 and 3,214,072 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and have expiration dates ranging from April 13, 2010 to March 26, 2018. Information concerning the Company’s warrant activity is as follows:

	2009		2008
	Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price

Outstanding, at the beginning of year	3,214,072	$1.25	1,869,643	$1.25
Granted	1,361,953.50		1,949,429	$1.21
Exercised	—	—	—	—
Expired	(150,000)	2.00	(605,000)	$1.10
Outstanding, at the end of year	4,426,025	$.99	3,214,072	$1.25

In consideration of the stockholder loan agreement (Item 12), the Company has granted the stockholder a total of 475,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the dates of grant. On March 28, 2002, the Company recorded a deferred charge of $318,000. The deferred charge was initially amortized over the commitment period and subsequently revised to include the repayment period, as amended. During the years ended December 31, 2009 and 2008, the Company had amortized approximately $2,000 and $5,000, respectively, of such costs, which are included in interest expense in the accompanying consolidated statements of operations.

On March 14, 2003, the Company recorded a deferred charge of $212,500. The deferred charge is being amortized over the repayment period of 21.5 months. During the years ended December 31, 2009 and 2008, the Company had amortized approximately $2,000 and $3,000 respectively, which is included in interest expense in the accompanying consolidated statement of operations.

During 2009, the Company received cash proceeds of $1,982,759 from seventeen investors for the purchase of 7,532,585 shares of common stock at prices ranging from $.145 to $.34. As part of the offering, the Company awarded 1,361,953 warrants to purchase one share of common stock at an exercise price of $1.25 on or prior to August 23, 2017.

14. Major Customers

During 2009 and 2008, two customers together accounted for approximately 33% and 34%, respectively, of the Company’s net sales. In 2009, there were two customers that individually accounted for greater than 10% of net sales, or approximately $417,000 and $205,000, while in 2008 there were two customers that individually accounted for greater than 10% of net sales, or approximately $485,000 and $419,000. There were four customers at December 31, 2009, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 22%, 19%, 13%, and 12% respectively, of total accounts receivable. There were four customers at December 31, 2008, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 29%, 12%, 10%, and 6% respectively, of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

15. Geographic Information

The Company has two lines of product, which it manufactures and distributes from its locations in the United States and the United Kingdom. Distribution from the United Kingdom ceased in March, 2009, when the facility closed and the remaining assets were shipped to the United States. Information with respect to sales activity and long-lived assets (consisting entirely of property and equipment) in the United States and United Kingdom is as follows:

	Year Ended December 31
	2009	2008

Net sales:
United States	$1,864,345	$1,972,704
United Kingdom	71,598	722,936
	$1,935,943	$2,695,640

Long-lived assets by area:
United States	$132,856	$122,309
United Kingdom	—	606
	$132,856	$122,915

16. Subsequent Events

On January 1, 2010 the Company renewed its agreement with EMC, effective for one year, beginning January 1, 2010. In connection with this agreement, on January 14, 2010 the Company issued 60,000 shares of common stock at $.23 and on February 1, 2010 and March 1, 2010, the company issued 20,000 shares of common stock, at a price of $.20 per share.

On February 1, 2010, the Company issued 176,508 warrants to Mr. Reyes, in conjunction with his efforts in raising over $400,000 in equity in the prior month. The exercise price of these warrants range from $.18 to $.30 and will expire February 1, 2015.

On March 4,, 2010, the repayment date of the stockholder loan was extended from December 31, 2010 to December 31, 2011.