Form 10-Q
period 2010-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2010-05-24
CIK 1019787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 43,987,125 shares of common stock are issued and outstanding as of May 24, 2010.

OTHER PERTINENT INFORMATION

          Our web site is www.puradyn.com. The information which appears on our web site is not part of this report.

          When used in this report, the terms “Puradyn,” the “Company,” “we,” “our,” and “us” refers to Puradyn Filter Technologies Incorporated, a Delaware corporation, and our subsidiaries. Pursuant to Item 10(f) of Regulation S-K, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies” throughout this Quarterly Report filed on Form 10-Q (“Form 10-Q”). Except as specifically included in this Form 10-Q, items not required by the scaled disclosure requirements have been omitted.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to operate as a going concern and to raise sufficient capital to fund our operations, acceptance of the Company’s products, the Company’s dependence on distributors and a few significant customers, risks associated with international operations and international distribution and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report and our Annual Report on Form 10-K for the year ended December 31, 2009 in their entirety, including the risks described in Part I. Item 1A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Puradyn Filter Technologies Incorporated
Condensed Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009
Assets:
Current assets:
Cash and cash equivalents	$99,510	$140,266
Accounts receivable, net of allowance for uncollectible accounts of $36,404 and $36,772, respectively	248,938	97,072
Inventories, net	1,044,875	851,069
Prepaid expenses and other current assets	113,608	115,074
Total current assets	1,506,931	1,203,481
Property and equipment, net	131,005	132,856
Other noncurrent assets	40,725	40,725
Deferred financing costs, net	3,020	4,027
Total other assets		—
Total assets	$1,681,681	$1,381,089
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$361,373	$177,032
Accrued liabilities	1,152,052	1,148,318
Current portion of capital lease obligation	3,738	3,271
Deferred revenue	64,111	73,336
Total current liabilities	1,581,274	1,401,957
Notes Payable - stockholder	5,932,414	5,710,414
Capital lease obligation, less current portion	847	1,989
Total Long Term Liabilities	5,933,261	5,712,403
Total Liabilities	7,514,535	7,114,360

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.001 par value:	—	—
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value:	43,947	43,371
Authorized shares – 50,000,000
Issued and outstanding – 43,947,125 and 43,370,935, respectively
Additional paid-in capital	45,577,222	45,407,337
Notes receivable from stockholders	(790,209)	(790,209)
Accumulated deficit	(50,809,422)	(50,540,355)
Accumulated other comprehensive income	145,608	146,584
Total stockholders’ deficit	(5,832,854)	(5,733,272)
Total liabilities and stockholders’ deficit	$1,681,681	$1,381,089

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31
	2010	2009
Net sales	$674,261	$298,781

Costs and expenses:
Cost of products sold	401,498	360,491
Salaries and wages	239,486	239,669
Selling and administrative	265,044	342,628
Total Operating Costs	906,028	942,788
Loss from operations	$(231,767)	$(644,007)

Other income (expense):
Interest income	56	177
Interest expense	(37,356)	(38,590)
Total other income (expense)	(37,300)	(38,413)
Net loss before income tax expense	(269,067)	(682,420)
Income tax expense		—
Net loss	$(269,067)	$(682,420)
Basic and diluted loss per common share	$(0.01)	$(0.02)
Basic and diluted weighted average common shares outstanding	40,481,850	37,246,932

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31
	2010	2009
Operating activities

Net loss	$(269,067)	$(682,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,220	11,980
Provision for bad debts	(368)	9,614
Provision for obsolete and slow moving inventory	—	38,610
Amortization of deferred financing costs included in interest expense	1,007	1,373
Deferred compensation	32,755	39,144
Compensation expense on stock-based arrangements with employees and vendors	15,906	98,663
Compensation expense on stock-based arrangements with investors and directors	21,800	—
Changes in operating assets and liabilities:
Accounts receivable	(151,498)	20,020
Inventories	(193,806)	(79,689)
Prepaid expenses and other current assets	1,466	18,662
Accounts payable	184,340	(23,706)
Accrued liabilities	3,734	(7,493)
Deferred revenues	(9,225)	(11,380)
Net cash used in operating activities	(351,736)	(566,622)

Investing activities
Purchases of property and equipment	(9,369)	—
Net cash used in investing activities	(9,369)	—

Financing activities
Proceeds from sale of common stock	100,000	582,758
Proceeds from issuance of notes payable to stockholder	222,000	—
Payment of notes payable to stockholder	—	(100,000)
Payment of capital lease obligations	(675)	(396)
Net cash provided by financing activities	321,325	482,362
Effect of exchange rate changes on cash and cash equivalents	(976)	21,513
Net decrease in cash and cash equivalents	(40,756)	(62,747)
Cash and cash equivalents at beginning of period	140,266	116,802
Cash and cash equivalents at end of period	$99,510	$54,055

Supplemental cash flow information:
Cash paid for interest	$37,356	$41,278

Noncash Investing and Financing:
February 5, 2009 Note Payable of $100,000 converted to stockholder’s equity	$—	$100,000

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2010
(Unaudited)

			Additional Paid- in Capital	Notes Receivable From Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2009	43,370,935	$43,371	$45,407,337	$(790,209)	$(50,540,355)	$146,584	$(5,733,272)

Foreign currency translation adjustment	—	—	—	—	—	(976)	(976)
Net loss	—	—	—	—	(269,067)	—	(269,067)

Total comprehensive loss	—	—	—	—	—	—	(270,043)
Stock issued for private placement	476,190	476	99,524	—	—	—	100,000

Issuance of shares and warrants to vendors	100,000	100	54,455	—	—	—	54,555
Compensation expense associated with unvested option expense	—	—	15,906	—	—	—	15,906
Balance at March 31, 2010	43,947,125	$43,947	$45,577,222	$(790,209)	$(50,809,422)	$145,608	$(5,832,854)

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2010.

For further information, refer to Puradyn Filter Technologies Incorporated’s (the “Company”) consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2009.

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

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and anticipate these cost reductions will positively impact our results of operations during the balance of 2010 and beyond. As an ongoing measure, we review cost of material increases, some of which were passed through to our customers as product price increases over the past few years. Due to the declining economy affecting all our end-users, management elected not to increase product prices in the first quarter of 2010; however, we may revisit this issue at a later date in 2010 if the market conditions are appropriate and raw material costs continue to increase.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 6,492,608 and 5,356,972 for the three months ended March 31, 2010 and 2009, respectively.

Stock Compensation

The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended March 31, 2010 and March 31, 2009 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 718 and FASB ASC 505 Equity, including related amendments and interpretations. The related expense is recognized over the period the services are provided.

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

Inventories consisted of the following at March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010	December 31, 2009
Raw materials	1,045,915	942,135
Finished goods	166,889	68,164
Valuation allowance	(167,929)	(159,230)
	1,044,875	851,069

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $1,007 and $1,373 for the three-months ended March 31, 2010 and 2009, respectively. Accumulated amortization of deferred financing costs as of March 31, 2010 and 2009 was $678,130 and $674,103, respectively.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectibility is reasonably assured in accordance with FASB ASC 605, Revenue Recognition, as amended and interpreted. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying condensed consolidated financial statements.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

Product Warranty Costs

As required by FASB ASC 460, Guarantor’s Guarantees, the Company is including the following disclosure applicable to its product warranties.

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company’s warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate.

The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2010:

Balance as of December 31, 2009	$40,000
Less: Payments made	(254)
Add: Provision for current period warranties	411
Balance as of March 31, 2010	$40,157

Comprehensive Income

FASB ASC 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (“Ltd.”). Comprehensive loss as of March 31, 2010 and 2009 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three-months ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010	2009
Net loss	$(269,067)	$(682,420)
Other comprehensive loss:
Foreign currency translation adjustment	(976)	21,672
Comprehensive loss	$(270,043)	$(660,748)

New Accounting Standards

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. We adopted the guidance in 2010 without material impact on our consolidated financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of FASB ASC No. 860 did not have a material impact on our financial position, results of operations or cash flows.

Revenue Arrangements with Multiple Deliverables

          In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

2.	Issues Affecting Liquidity and Management’s Plans

          The Company’s financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of approximately $352,000 and $567,000 during the three-months ended March 31, 2010 and 2009, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

          The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. We also continue to implement cost reductions in purchasing raw materials, overhead expenses and administrative expenses in an effort to improve margins and operating efficiencies. We anticipate these costs reductions will positively impact our results of operations during the balance of 2010 and beyond.

          The Company continues to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company has continued the process of aggressively seeking to raise capital and continues to explore financing availability and options with investment bankers, funds, private sources, members of management and existing shareholders. The Company has implemented measures to preserve its ability to operate, including organizational changes, deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. There can be no assurance that we will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

          Beginning on March 28, 2002, the Company executed a binding agreement with one of its stockholders, who is also its CEO and a Board member, to fund up to $6.1 million. The original loan agreements, dated March 28, 2002 and March 14, 2003, were due and payable on December 31, 2003 and December 31, 2004.

          On February 2, 2004, this executive officer, director and stockholder amended the original loan agreements to extend the maturity dates to December 31, 2005 and to waive the funding requirement mandating maturity terms until such time as the Company has raised an additional $7.0 million over the $3.5 million raised in the Company’s private placement offering; or until such time as the Company is operating within sufficient cash flow parameters, as defined, to sustain its operations; or until a disposition of the Company occurs.

          In April 2005, the maturity date of the loan agreement was extended to December 31, 2006. As consideration of this extension, this executive officer, director and stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the date of grant. In March of 2006 and in subsequent March’s through 2010, the executive officer, director and stockholder extended the maturity date of the loan agreement annually, which currently expires on December 31, 2011. As of March 31, 2010, the Company had drawn a total of $5.9 million of the available funds, net of repayments.

          The Company anticipates increased cash flows from 2010 sales activity; however, additional cash will still be needed to support operations. If additional capital is not raised, budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company will have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2010. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3.	Common Stock

          During January 2010, the Company received proceeds of $100,000 from the sale of 476,190 shares of common stock at $0.21 per share.

          On January 5, 2010 the Company agreed to pay to Emerging Markets, LLC, 60,000 shares of common stock valued at $0.23 per share plus 20,000 shares of the Company’s common stock payable at the end of each month while the agreement is in effect during 2010.

4.	Stock Options

          During the three-month periods ended March 31, 2010 and March 31, 2009, the Company recognized compensation expense of approximately $34,438 and $140,000, respectively. On February 1, 2010, the Company awarded a consultant 176,508 non-qualified stock options to purchase shares of common stock at various prices ranging from $0.18 per share to $0.30 per share for consultancy services on behalf of the Company. The options expire on February 1, 2015. The Company recorded an expense of approximately $32,755 for this award.

          On March 22, 2010, the Company awarded an employee 20,000 qualified incentive stock options to purchase common stock at $0.20 per share. The options expire March 22, 2015 and vest over a four year period, at the end of each year.

          At March 31, 2010, approximately 4,426,025 warrants with an average exercise price of $0.99 remain outstanding and were fully vested.

          For the three months ended March 31, 2010 and March 31, 2009, respectively, the Company recorded stock-based compensation expense of $15,906 and $4,431, relating to unvested employee stock options.

          Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided.

          A summary of the Company’s stock option plans as of March 31, 2010, and changed during the three month period then ended is presented below:

	Three Months Ended March 31, 2010
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,910,075	$1.95

Options granted	196,508	0.21
Options exercised
Options cancelled	40,000	3.13
Options at end of period	2,066,583	$1.76
Options exercisable at end of period	1,044,250	$3.23

Changes in the Company’s unvested options for the three months ended March 31, 2010 are summarized as follows:

	Three Months Ended March 31, 2010
	Number of Options	Weighted Average Exercise Price
Nonvested options at beginning of period	857,075	$0.28
Options granted	196,508	0.21
Options vested	8,750	0.37
Options forfeited	40,000	3.13
Nonvested options at end of period	1,022,333	$0.26

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.21 – $1.70	1,718,583	5.05	$0.44	696,250	$0.70
$1.99 – $2.60	48,000	1.69	2.32	48,000	2.32
$9.25	300,000	2.25	9.25	300,000	9.25

Totals	2,066,583	5.13	$1.76	1,044,250	$3.23

A summary of the Company’s warrant activity as of March 31, 2010 and changed during the three month period then ended is presented below:

2010
Three months ended March 31, 2010	Weighted Average Exercise
	Options	Price
Warrants outstanding at the beginning of the period	4,426,025	$0.99
Granted	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at end of period	4,426,025	$0.99

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.50 – $0.99	1,636,953	4.02	$0.55
1.00 – 1.25	2,789,072	2.81	1.25
Totals	4,426,025	3.25	$0.99

5.	Notes Payable to Stockholder

          As of March 31, 2010, the Company had drawn $5.9 million from the available line-of-credit, which is provided by a stockholder of the Company (see Note 2). Amounts drawn bear interest at a weighted average between two facilities, one is based on a minimum of 2.75% or the prime rate minus one-half percent and the other is based on Libor plus 1.40 (a weighted average of 2.441% as of March 31, 2010) payable monthly and becoming due and payable on December 31, 2011, or upon a change in control of the Company or consummation of any other financing over $7.0 million. Previously, this executive officer, director and stockholder waived this funding requirement. On February 23, 2010, the maturity date of the stockholder loan was extended from December 31, 2010 to December 31, 2011.

          For the three-months ended March 31, 2009 and 2008, the Company recorded approximately $35,666 and $36,230, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6.	Commitments and Contingencies

          Sales to two customers individually accounted for approximately 28% and 15% (combined total of 43%) for the three-months ended March 31, 2010.

          On January 1, 2010, we entered into a consulting agreement with Emerging Markets Consulting, LLC, (“EMC”) for design, development and dissemination of information about the company to further its business and opportunities. The agreement is for a term of twelve months. EMC is entitled to compensation in the amount of 60,000 restricted shares of common stock upon signing; thereafter 20,000 restricted shares of common stock due at the end of each month during the term of the agreement.

          On October 20, 2009, we entered into a consulting agreement with Boxwood Associates, Inc., whereby we pay $2,000 monthly for management and strategic development services performed. The contract will remain in effect until December 31, 2010, unless terminated by either party providing 30 days written notice. Mr. Telesco, a member of our board of directors, is President of Boxwood Associates, Inc.

7.	Subsequent Events

          On May 3, 2010, the Company issued 20,000 shares of common stock to Emerging Markets Consulting, LLC as per the terms of its agreement.

          On May 7, 2010, the Company received notice of a claim in the amount of $110,700 by its former CFO, Ms. Cindy Gimler, demanding payment of severance and accrued vacation. Ms. Gimler has retained counsel relevant to her claim. Management believes the claim to be without merit and accordingly has made no provision for this claim.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Regarding Forward Looking Information

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause the Company’s actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the Company’s ability to operate as a going concern and to raise sufficient capital to fund its operations, its ability to satisfy its obligations as they become due, acceptance of the Company’s products, the Company’s dependence on distributors and a few significant customers, risks associated with international operations and international distribution and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for the Company’s ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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
•

Providing an operational maintenance solution to end users in conjunction with existing and reasonably foreseeable federal environmental legislation such as new regulation affecting diesel engines and diesel fuels, mandating cleaner diesel engines which first went into effect January 1, 2007. Additional and more stringent legislation is anticipated in 2010 and beyond.

We focus our sales strategy on direct sales and distribution efforts as well as on the development of a strong nationwide distribution network that will not only sell but also install and support our product. We currently have approximately 106 active distributors in the U.S. and internationally. The number of distributors will constantly change as we add new distributors as well as when OEMs come onboard with their distribution network.

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

While this is a long-term and ongoing commitment, we believe we have achieved growing industry acceptance based on recent accomplishments:

•

Increased activity in South and Central America. Beginning in the last quarter of 2009 through the first quarter of 2010, we received orders for approximately 600 systems for a variety of applications.

•	Increased activity in the open pit mining industry for large haul trucks carrying upwards of 250 tons of material from the mine face.
•	Extended retrofit programs with domestic and international industrial service companies.

We believe that the renewed interest shown in the technology of bypass oil filtration as an economic alternative to significantly rising oil prices, dependence upon foreign oil, coupled with the added benefits of being environmentally beneficial and a means to conserve oil, has timely and favorably positioned the Company as a manufacturer of a cost efficient “green” product.

We also believe that industry acceptance will continue to grow in 2010 as evidenced by increased sales activity in the first quarter 2010; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues.

The Company’s sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the end-user to test and evaluate the Puradyn system on its fleet equipment. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment type and applications downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long.

We believe international sales are especially well suited to our product given that much of the equipment is located in remote areas, therefore, due solely to logistics of manpower resources and physically being able to reach the equipment in a timely manner to perform the necessary oil related maintenance. In addition, in certain countries, fuel and emission regulations are not as stringent as in North America, causing engines to operate under more severe conditions. Certain applications representing a higher and more immediate return on investment are prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package including the use of oil analysis, which the Puradyn system requires to verify oil condition. In the first three months of 2010, total international sales accounted for approximately 29% of the Company’s consolidated net sales as compared to 34% for the first three months of 2009.

Our focus on specific industries throughout 2009 has begun to pay dividends in the first quarter of 2010, with these certain niche industries representing nearly 50% of sales as compared to 20% in the comparable period in 2009.

Optimizing our limited resources and obtaining sufficient capital will be key to accomplishing our goals. We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the major accounts using our system. To accomplish these tasks, we will need to obtain capital funding and add appropriate sales and marketing support to be sure our distributors and customers are served. In early 2010, we hired an additional sales person and anticipate the need for at least one more sales person plus one sales support person. We also added an application engineer in the last quarter of 2009 and will need a product engineer as we grow our OEM account list. The expansion into the OEM area is rewarding in the aspect that it provides a steady flow of material requirements for our manufacturing facility. Additionally, OEM business allows us more stability in retaining trained manufacturing personnel, a stronger supply chain with steady production, economies of scale, and the ability to better utilize our overhead with higher average material turn rates.

We continue to address our liquidity and working capital issues as we continue to seek additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the current uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and anticipate these costs reductions will positively impact our results of operations during the balance of 2010 and beyond. As an ongoing measure, we review cost of material increases, some of which were passed through to our customers as product price increases, ranging from 3% to 7%, beginning January in each of the past few years. However, due to the declining economy affecting all of our end-users, management elected not to increase product prices in the first quarter of 2010; however, we may revisit this issue at a later date in 2010 if market conditions are appropriate and raw material costs increase.

Going Concern

          Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led our independent registered public accounting firm Webb & Company P.A. to include a statement in its audit report relating to ours audited consolidated financial statements for the years ended December 31, 2009 and 2008 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, financing operations, warranty obligations and contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for doubtful accounts

          We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We provide for potential uncollectible accounts receivable based on customer specific identification and historical collection experience. If market conditions continue to decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

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

Inventory and estimation of inventory obsolescence

          Inventories are valued at the lower of cost or market using the first in, first out (FIFO) method. Valuation allowances for obsolete and excess inventory and shrinkage are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances for obsolete and excess inventory in multiple stages of processing, requires management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may affect the reported gross margin for the period.

          We provide for estimated inventory obsolescence or unmarketable inventory in amounts equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of long-lived assets

          We periodically evaluate the recoverability of the carrying amount of our long-lived assets under the guidelines of FASB ASC 360, Property, Plant and Equipment. Factors that we consider in making this evaluation include estimating the undiscounted net cash flows estimated to result from the assets over their remaining useful life. Should our estimates of these factors change, our results of operations and financial condition could be adversely impacted.

Revenue recognition

          Revenue is recognized when earned. Our revenue recognition policies are in compliance with the provisions issued in FASB ASC 605, Revenue Recognition. Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation by us are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured. We provide for sales returns based on an historical analysis of returns. The estimate is updated for current return activity and the provision is adjusted accordingly. Should actual returns exceed management’s estimates, the provision may require further adjustment and accordingly, net sales may decrease.

Results of Operations for the Three-months Ended March 31, 2010 Compared to the Three-months Ended March 31, 2009

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company’s condensed consolidated statements of operations in comparing the three-months ended March 31, 2010 to the three-months ended March 31, 2009:

(In thousands)	Three Months Ended March 31,
	2010	2009	Change
Net sales	$674	$299	$375

Costs and expenses:
Cost of products sold	402	360	42
Salaries and wages	239	240	(1)
Selling and administrative	265	343	(78)
Total costs and expenses	$906	943	$(37)

Other (expense) income:
Interest income	—	—	—
Interest expense	(37)	(38)	1
Total other (expense) income	(37)	(38)	1
Net loss	$(269)	$(682)	$413

Net Sales

Net sales increased $375,000 or 125% in the first quarter of 2010 as compared to the first quarter of 2009. This increase resulted from three factors. These factors were our focus, beginning in late 2009, on niche industries; our focus on international customers and our customer’s need to end deferred maintenance used as a tool for cost savings in prior periods.

The increase in sales for the first quarter of 2010 came from one new customer and increased purchases from existing customers. We anticipate that our customer purchases for the three months ending March 31, 2010 will remain throughout the balance of the year. Our sales increases are based on multiple orders that we anticipate will continue as potential customers complete their testing phase of our product and roll it out to their fleet.

During the period ending March 31, 2010, the sales returns and allowances decreased 70% from the first quarter of 2009 due to a decrease in the cumulative historical rate of returns. Overall, historical return rates have continued to decline as improvements have been made to the products.

Sales to two customers accounted for approximately 28% and 15%, respectively, of the consolidated net sales for the three-months ended March 31, 2010. For the three-months ended March 31, 2009, sales to the same two customers accounted for 22% and 12%, respectively, of the consolidated net sales.

Cost of Products Sold

Cost of products sold, as a percentage of sales, decreased from 121% in the first quarter of 2009 to 60% in the first quarter of 2010. The decrease in cost of goods sold as a percentage of sales, is primarily attributable to the significant increase in sales and allocation of fixed and variable factory costs over those higher sales. Other reductions in cost of products sold included reduced warranty expense, lower scrap expenses, lower costs of raw materials and elimination of temporary labor costs. We anticipate that future periods will experience the same lower scrap expenses and elimination of temporary labor costs.

Salaries and Wages

Salaries and wages were relatively consistent during the quarter ended March 31, 2010 compared to March 31, 2009. Two engineers were hired during 2009; one in August and the other in November. This increase in Engineering payroll was offset by the departure of a production manager in February, 2009 and an operations manager in September, 2009. Subsequent to March 31, 2010, we hired a sales associate and our chief financial officer departed. We do not anticipate a material impact on our salary expense by these changes in future periods.

Selling and Administrative Expenses

Selling and administrative expenses decreased by 23% for the three months ended March 31, 2010 from the comparable period in 2009. This decrease was due to decreases in stock based compensation expense, exchange rate losses and a reduction of outside computer consulting services. These decreases were partially offset by increases in research and development costs, travel and show/exhibit costs. As we increase our reach to international customers and develop more specialized products for niche industries, we anticipate that selling, travel and research and development costs will increase.

Interest Expense

Interest expense remained relatively constant for the period ending March 31, 2010 as compared to the period ending March 31, 2009 and was incurred primarily on the outstanding balance of the stockholder notes payable. The Company pays interest monthly on the notes payable to the stockholder at the prime rate less one-half percent, which was a weighted average of 2.44% as of March 31, 2010 as opposed to 2.4% as of March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, the Company had cash and cash equivalents of approximately $99,510, as compared to $54,000 at December 31, 2009. At March 31, 2010, we had negative working capital of ($74,300) and our current ratio (current assets to current liabilities) was 0.95 to 1. At December 31, 2009 we had negative working capital of ($198,500) and our current ratio was 0.86 to 1. The increase in working capital and current ratio is primarily attributable to the increase in accounts receivable and an increase in inventories, offset by increases in accounts payable and a decrease in cash.

We have incurred net losses each year since inception and at March 31, 2010 we had an accumulated deficit of $50,809,422. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During 2009, we raised a total of $1.983 million in capital from an institutional investor and current stockholders and during the three months ended March 31, 2009 we raised an additional $100,000. In addition, as of March 31, 2010, we owe our stockholder $5.9 million for funds he has advanced to us from time to time for working capital. Interest expense on this loan was $35,666 for the three months ended March 31, 2010.

We do not currently have any commitments for capital expenditures. Currently, without additional equity investments, we expect our operating cash flows will suffice through September 2010. While we anticipate cash flows from 2010 sales activity, our operations continue to require more cash than they produce. As a result of this deficiency, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. While we are actively seeking additional equity investments, we have no firm commitments from any third parties and there are no assurance we will be successful in attracting additional capital. In addition, as set forth above, we owe our stockholder $5.9 million which is due on December 31, 2011 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances the note holder will extend the due date.

We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If we are not successful in raising additional capital in the near future, it is possible we will be required to accelerate our contingent plans to more aggressively reduce spending, including drastic reductions in our work force, severe cutbacks in our production facilities and elimination of overhead costs that do not contribute to our level of sales activity. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of its assets to continue as a going concern through 2010. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our company. These factors raise substantial doubt about our ability to continue as a going concern.

Cash Flows

Operating activities

For the three-month period ended March 31, 2010 net cash used in operating activities was $351,736, which primarily resulted from the net loss of $269,067. The utilization of cash in operations is primarily attributable to the increase in accounts receivable in the amount of $151,498, an increase in inventories in the amount of $193,806 offset by an increase in accounts payable of $184,340.

For the three-month period ended March 31, 2009 net cash used in operating activities was $567,000, which primarily resulted from the net loss of $682,000. The decrease in working capital is primarily attributable to the increase in inventory in the amount of $80,000, a decrease in cash of $63,000, and a decrease in accounts in accounts payable of $24,000; offset by increases in the inventory allowance of $39,000, decrease in accounts receivable of $20,000 and decreases in prepaid expenses in the amount of $19,000.

Investing activities

For the three months ending March 31, 2010, $9,369 was used in investing activities for the purchase of equipment. We did not have a comparable expense in the three months ending March 31, 2009.

Financing activities

Net cash provided by financing activities was $321,325 for the period, composed of $100,000 in proceeds received from stock issued for cash and $222,000 in advances under the line of credit from our stockholder as described above. Net cash provided by financing activities was $482,000 for the period, composed of $583,000 of net proceeds received from stock issued for cash offset by a $100,000 reduction of the stockholder loan.

New Accounting Standards

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

Impact of Inflation and Foreign Currency Translation

Inflation has not had a significant impact on the Company’s operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company’s end users cost/benefit analysis as to the use of the Company’s products. While we no longer have operations in Great Britain, we maintain a small amount of cash on deposit in a bank account related to Ltd.’s previous operations and we continue to collect outstanding accounts receivable. These activities resulted in a minor foreign currency translation adjustment during the three month period ending March 31, 2010. The impact of fluctuations in foreign currency has been significant during the three-month period ended March 31, 2009. The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.45 on December 31, 2008 to 1.42 on March 31, 2009.

Off Balance Sheet Financing

          None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable for a smaller reporting company.

ITEM 4T.	CONTROLS AND PROCEDURES

Our management, which includes our CEO and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this report, our CEO and our Vice President who also serves as our principal financial officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President who serves as our principal financial officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal controls over financial reporting. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, our management determined that there were control deficiencies that constituted material weaknesses attributable to management’s ability to override standard processes and policies. This material weakness in internal control over financial reporting has been remediated subsequent to March 31, 2010 through additional policies and procedures installed that serve to prevent management’s ability to override standard processes and policies. These additional policies and procedures include a hierarchal reporting process to terminate any action that would result in management’s ability to override a standard process or procedure. However, as these changes in our internal controls over financial reporting were not implemented until after March 31, 2010, the material weaknesses at December 31, 2009 continued at March 31, 2010.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

          On July 7, 2009 the Company filed a lawsuit in the Circuit Court in 15th Judicial District in and for Palm Beach County, Florida, styled Puradyn Filter Technologies, Inc. versus Richard C. Ford case number 502009CA023128XXXXMB. In this action against Mr. Ford, our former Chief Executive Officer, the Company is alleging non-payment of three promissory notes totaling $756,250 with interest at a rate of 5.63% per annum since July 25, 2001, the execution date of the notes. As of November 13, 2009 interest on all three notes amounts to $353,796, for an aggregate amount owing of $1,110,046. At the time of the execution of these promissory notes, Mr. Ford was Chief Executive Officer of the Company and was responsible for these instruments. The Company is seeking payment of the promissory notes and accrued interest. On August 7, 2009, Mr. Ford responded by filing a Motion to Disqualify the Company’s legal counsel, Gary E. Susser and request a staying action until such time as the Company obtains new legal counsel. The hearing for this motion has not been scheduled in court. On September 16, 2009 a hearing on Order to Show Cause occurred. On October 26, 2009 a ruling was issued, denying the Company’s request for custody of the collateral. On November 5, 2009 Richard Ford filed a motion to stay proceeding pending payment of documentary stamps and amendment of the complaint and relief from prior orders relating to production of information pertaining to the sale of stock. On November 5, 2009, the Company filed a Motion for Rehearing on Plaintiff’s Request for Possession to obtain custody of the collateral. This was heard on November 12, 2009, and the Company is awaiting a ruling. On March 2, 2010, the court ordered a stay on all further discovery pending a ruling on Mr. Ford’s motion to disqualify the Company’s counsel. On April 16, 2010 Mr. Ford filed a counter claim to our lawsuit. The Company’s legal counsel has filed a motion to dismiss along with a request for sanctions under the counter claim filing of Mr. Ford.

ITEM 1A.	RISK FACTORS.

          Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 5, 2010 the Company received proceeds of $100,000 from the sale of 476,190 shares of common stock at a price of $0.21 per share to an existing stockholder. The investor was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The Company did not incur commissions or fees related to this transaction

On January 1, 2010, we entered into a consulting agreement with Emerging Markets Consulting, LLC, for design, development and dissemination of information about the company to further its business and opportunities. The agreement is for a term of 12 months. As compensation for their services, we agreed to issue 60,000 shares of common stock valued at $12,600 upon execution of the agreement and thereafter issue to them an additional 240,000 shares of common stock valued at $50,400 at the rate of 20,000 shares of common stock at the end of each month during the term of the agreement, while the agreement is in effect. Either party may terminate the agreement with 30 days notice. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION.

ITEM 6.	EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of principal financial officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: May 24, 2010	By /s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: May 24, 2010	By /s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and
principal financial officer