Form 10-Q
period 2010-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2010-08-16
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2010

or

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

Yes  ☐   No  ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  45,970,437 shares of common stock are issued and outstanding as of August 14, 2010.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Puradyn Filter Technologies Incorporated
Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009

Assets	June 30, 2010 (unaudited)	December 31, 2009
Current assets:
Cash and cash equivalents	$215,853	$140,226
Accounts receivable, net of allowance for uncollectible accounts of $36,403 and $36,772 respectively	261,372	97,072
Inventories, net	1,015,958	851,069
Prepaid expenses and other current assets	159,348	115,074
Total current assets	1,669,803	1,203,481
Property and equipment, net	119,960	132,856
Other noncurrent assets	46,343	40,725
Deferred financing costs, net	3,020	4,027
Total other assets	169,323	177,608
Total assets	$1,821,854	$1,381,089
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$485,896	$177,032
Accrued liabilities	1,229,637	1,148,318
Current portion of capital lease obligation	3,836	3,271
Deferred revenue	51,986	73,336
Total current liabilities	1,771,355	1,401,957
Notes Payable - stockholder	6,291,914	5,710,414
Capital lease obligation, less current portion	—	1,989
Total Long Term Liabilities	6,291,914	5,712,403
Total Liabilities	8,063,269	7,114,360
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.001 par value:	—	—
Authorized shares - 50,000; None issued and outstanding
Common stock, $.001 par value:	44,022	43,371
Authorized shares - 50,000,000,
Issued and outstanding – 44,022,125 and 43,370,935 respectively
Additional paid-in capital	45,605,011	45,407,337
Deferred compensation	—
Notes receivable from stockholders	(790,209)	(790,209)
Accumulated deficit	(51,245,644)	(50,540,355)
Accumulated other comprehensive income	145,404	146,584
Total stockholders’ deficit	(6,241,415)	(5,733,272)
Total liabilities and stockholders’ deficit	$1,821,854	$1,381,089

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$761,341	$729,131	$1,435,603	$1,027,912

Costs and expenses:
Cost of products sold	536,655	617,447	938,153	977,937
Salaries and wages	270,925	243,347	510,412	483,016
Selling and administrative	349,055	101,129	614,099	443,758
	1,156,635	961,923	2,062,664	1,904,711
Loss from operations	(395,294)	(232,792)	(627,061)	(876,799)

Other income (expense):
Interest income	270	(176,071)	326	(175,894)
Interest expense	(41,199)	(42,115)	(78,555)	(80,705)
Total other expense, net	(40,929)	(218,186)	(78,229)	(256,599)
Loss before income taxes	(436,223)	(450,978)	(705,289)	(1,133,398)
Income tax expense	—	—	—	—

Net loss	$(436,223)	$(450,978)	$(705,289)	$(1,133,398)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding (basic and diluted)	43,990,570	38,764,732	43,940,103	38,010,025

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Cash Flows
 For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Six Months Ended June 30
Operating activities	2010	2009
Net loss	$(705,289)	$(1,133,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,728	21,500
Provision for bad debts	(369)	39,579
Provision for obsolete and slow moving inventory	(28,682)	45,311
Amortization of deferred financing costs included in interest expense	1,007	2,379
Deferred compensation	32,755	78,723
Reserve on interest receivable from stockholders’ notes	—	176,321
Compensation expense on stock-based arrangements with employees, consultants, investors and vendors	63,471	111,853
Changes in operating assets and liabilities:
Accounts receivable	(163,931)	(311,949)
Inventories	(136,207)	145,030
Prepaid expenses and other current assets	(44,274)	71,415
Other Assets	(5,618)	—
Accounts payable	308,864	45,385
Accrued liabilities	81,319	152,446
Deferred revenues	(21,350)	(26,938)
Net cash used in operating activities	(595,577)	(582,343)
Investing activities
Purchases of property and equipment	(9,832)	(8,443)
Net cash used in investing activities	(9,832)	(8,443)
Financing activities
Proceeds from sale of common stock	102,100	782,758
Proceeds from issuance of notes payable to stockholders	581,500	713
Payment of notes payable to stockholder	—	(100,000)
Payment of capital lease obligations	(1,425)	(819)
Net cash provided by financing activities	682,175	682,652
Effect of exchange rate changes on cash and cash equivalents	(1,179)	(149,947)
Net increase (decrease) in cash and cash equivalents	75,588	(58,081)
Cash and cash equivalents at beginning of period	140,266	116,802
Cash and cash equivalents at end of period	215,853	58,721
Supplemental cash flow information:
Cash paid for interest	$122,447	$77,862
Noncash investing and financing activities:
Note Payables converted to stockholder’s equity	$—	$100,000

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2010
(Unaudited)

	Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount

Balance at December 31, 2009	43,370,935	$43,371	$45,407,337	$(790,209)	$(50,540,355)	$146,584	$(5,733,272)

Foreign currency translation adjustment	—	—	—	—	—	(1,179)	(1,179)
Net loss	—	—	—	—	(705,289)	—	(705,289)
Total comprehensive loss	—	—	—	—	(705,289)	(1,179)	(706,468)

Stock issued for private placement	476,190	476	99,524	—	—	—	100,000
Issuance of shares and warrants to vendors	160,000	160	65,795	—	—	—	65,955
Exercise of stock options	15,000	15	2,085	—	—	—	2,100
Compensation expense associated with unvested option expense	—	—	30,271	—	—	—	30,271

Balance at June 30, 2010	44,022,125	$44,022	$45,605,012	$(790,209)	$(51,245,644)	$145,404	$(6,241,415)

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

1.     Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2010 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders.  We also continue to implement cost reductions in an effort to improve margins and anticipate these cost reductions will positively impact our results of operations during the balance of 2010 and beyond.  As an ongoing measure, we review cost of material increases, some of which were passed through to our customers as product price increases over the past few years.   Due to the declining economy affecting all of our end-users, management elected not to increase product prices in the first two quarters of 2010; however, we may revisit this issue at a later date in 2010 if the market conditions are appropriate and raw material costs continue to increase.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

Financial Accounting Standards Board (FASB) ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 6,492,608 for the three-month and six-month period ended June 30, 2010 and 5,447,211 and 4,799,606 for the three and six-month periods ended June 30, 2009.

Stock Compensation

The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award.  We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense for the periods ended June 30, 2010 and June 30, 2009 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

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

Inventories consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,2010	December31, 2009
Raw materials	$948,464	$942,135
Work In Process	16,448	-0-
Finished goods	181,594	68,164
Valuation allowance	(130,548)	(159,230)
	1,015,958	$851,069

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $1,007 and $1,007 the three-months ended June 30, 2010 and June 30, 2009 and $1,007 and $2,379 for the six-months ended June 30, 2010 and 2009, respectively.  Accumulated amortization of deferred financing costs as of June 30, 2010 and 2009 was $678,130 and $675,110, respectively.

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

The following table shows the changes in the aggregate product warranty liability for the six-months ended June 30, 2010:

Balance as of December 31, 2009	$40,000
Less: Payments made	(2,236)
Add: Provision for current period warranties	2,058
Balance as of June 30, 2010	$39,822

Comprehensive Income

FASB ASC 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (“Ltd.”). Comprehensive loss as of June 30, 2010 and 2009 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and six-months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(418,951)	$(450,978)	$(688,018)	$(1,133,398)

Other comprehensive income (loss):
Foreign currency translation adjustment	(203)	(172,084)	(1,179)	(150,412)

Comprehensive loss	$(419,154)	$(623,062)	$(689,197)	$(1,283,810)

New Accounting Standards

In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Based on the Company’s evaluation of ASU 2009-17, the adoption of this standard did not impact the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated results of operations and financial position.

On February 24, 2010, the FASB issued an update to address certain implementation issues related to Accounting Standards Codification, or ASC, 855-10-50, Subsequent Events—Disclosure, regarding an entity’s requirement to perform and disclose subsequent events procedures. Effective upon its issuance, the update exempts Securities and Exchange Commission registrants from disclosing the date through which subsequent events have been evaluated. This update affected disclosure only and had no impact on our consolidated financial position or consolidated results of operations.

2.     Issues Affecting Liquidity and Management’s Plans

The Company’s financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of approximately $595,577 and $582,343 during the six-months ended June 30, 2010 and 2009, respectively. As a result, the Company has had to rely principally on private equity investments, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company’s independent registered public accounting firm, Webb & Company, P.A., to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2009 expressing substantial doubt as to the Company’s ability to continue as a going concern.

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

In April 2005, the maturity date of the loan agreement was extended to December 31, 2006.  As consideration of this extension, this executive officer, director and stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the date of grant.  In March of 2006 and in subsequent March’s through 2010, the executive officer, director and stockholder extended the maturity date of the loan agreement annually, which currently expires on December 31, 2011.  As of June 30, 2010, the Company had drawn a total of $6.3 million of the available funds, net of repayments.

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

3.     Common Stock

On January 5, 2010 the Company agreed to pay to Emerging Markets, LLC, 60,000 shares of common stock valued at $0.23 per share plus 20,000 shares of the Company’s common stock payable at the end of each month while the agreement is in effect during 2010. Pursuant to this agreement, on April 1, 2010 and May 1, 2010, the Company issued 20,000 shares on each of those dates, of common stock valued at $0.20 per share and on June 1, 2010, the Company issued 20,000 shares of common stock valued at $0.17 per share.

4.     Stock Options

During the three-month periods ended June 30, 2010 and June 30, 2009, the Company recognized compensation expense of approximately $-0- and $46,000, respectively.

On May 15, 2010, the Company received proceeds of $2,100 from a terminated employee for the exercise of 15,000 incentive stock options priced at $0.14 per share of common stock.

At June 30, 2010, approximately 4,326,025 warrants with an average exercise price of $0.99 remain outstanding and were fully vested.

For the three months ended June 30, 2010 and June 30, 2009, respectively, the Company recorded stock-based compensation expense of $14,364 and $13,190, relating to unvested employee stock options.

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

A summary of the Company’s stock option plans as of June 30, 2010, and changes during the six-month period then ended is presented below:

	Six Months Ended June 30, 2010
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,910,075	$1.95

Options granted	196,508.21
Options exercised	15,000.14
Options expired	40,000	3.13
Options cancelled	120,000.52
Options at end of period	1,931,583	$1.85
Options exercisable at end of period	1,100,000	$3.05

A summary of the Company’s stock option plans as of June 30, 2010, and changes during the three-month period then ended is presented below:

	Three Months Ended June 30, 2010
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	2,066,583	$1.76

Options exercised	15,000.14
Options cancelled	120,000.52
Options at end of period	1,931,583	$1.85
Options exercisable at end of period	1,100,000	$3.05

Changes in the Company’s unvested options for the six months ended June 30, 2010 are summarized as follows:

	Six Months Ended June 30, 2010
	Number of Options	Weighted Average Exercise Price
Options unvested at beginning of period	857,075	$.28
Options granted	196,508.21
Options vested	143,250.27
Options cancelled	78,750	3.13
Options unvested at end of period	831,583	$.26

Changes in the Company’s unvested options for the three months ended June 30, 2010 are summarized as follows:

	Three Months Ended June 30, 2010
	Number of Options	Weighted Average Exercise Price
Options unvested at beginning of period	1,022,333	$.26
Options granted	—	—
Options vested	127,000.25
Options cancelled	63,750	3.13
Options unvested at end of period	831,583	$.26

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.14–$1.70	1,583,583	4.80	$.44	752,000	$.62
1.99–2.60	48,000	1.55	2.32	48,000	2.32
9.25	300,000	0.01	9.25	300,000	9.25
Totals	1,931,583	4.43	$1.85	1,100,000	$3.05

A summary of the Company’s warrant activity as of June 30, 2010 and changes during the six month and three month periods then ended is presented below:

	Six Months Ended June 30, 2010
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at the beginning of period	4,426,026	$0.99
Granted	—	—
Exercised	—	—
Expired	100,000	0.95
Warrants outstanding at end of period	4,326,026	$0.99

	Three Months Ended June 30, 2010
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at the beginning of period	4,426,026	$0.99
Granted	—	—
Exercised	—	—
Expired	100,000	0.95
Warrants outstanding at end of period	4,326,026	$0.99

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.14 – $0.99	1,536,953	3.79	$.53
$1.00 – $1.25	2,789,073	2.56	1.25
Totals	4,326,026	3.06	$0.99

5.     Notes Payable to Stockholders

As of June 30, 2010, the Company had drawn all of the $6.3 million from the available line-of-credit, which is provided by an executive officer, director and stockholder of the Company (see Note 2). Amounts drawn bear interest at a weighted average between two facilities, one is based on a minimum of 2.75% or the prime rate minus one-half percent and the other is based on Libor plus 1.40 (a weighted average of 2.64% as of June 30, 2010) payable monthly and become due and payable on December 31, 2011, or upon a change in control of the Company or consummation of any other financing over $7.0 million.  Previously, this executive officer, director and stockholder waived this funding requirement. On February 23, 2010, the maturity date of the stockholder loan was extended from December 31, 2010 to December 31, 2011.

For the three-months ended June 30, 2010 and 2009, the Company recorded $39,971 and $39,131, respectively; and for the six-months ended June 30, 2010 and 2009, the Company recorded $75,679 and $75,361, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6.     Commitments and Contingencies and Concentrations

Sales to two customers individually accounted for approximately 22% and 19% (combined total of 41%) for the six-months ended June 30, 2010.

7.     Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 16, 2010 the date the financial statements were issued.

On July 7, 2010, the Company awarded a consultant 75,000 shares of common stock, which were issued as restricted shares under SEC Rule 144 at a price of $0.18 for legal services on behalf of the Company.

On July 9, 2010 the Company received proceeds of $100,000 from the sale of 571,429 shares of common stock restricted under SEC Rule 144,  at a price of $0.175 per share and, as part of the offering, issued warrants to purchase 57,143 shares of common stock at an exercise price of $0.50, which expire on July 9, 2015.

On July 20, 2010 the Company received proceeds of $50,000 from the sale of 303,030 shares of common stock restricted under SEC Rule 144,  at a price of $0.165 per share and, as part of the offering, issued warrants to purchase 30,303 shares of common stock at an exercise price of $0.50, which expire on July 20, 2015.

On July 21, 2010, the Company received proceeds of $50,000 from the sale of 304,878 shares of common stock restricted under SEC Rule 144,  at a price of $0.164 per share and, as part of the offering, issued warrants to purchase 30,488 shares of common stock at an exercise price of $0.50, which expire on July 21, 2015.

On July 30, 2010, the Company received proceeds of $50,000 from the sale of 253,807 shares of common stock restricted under SEC Rule 144,   at a price of $0.197 per share and, as part of the offering, issued warrants to purchase 25,381 shares of common stock at an exercise price of $0.50, which expire on July 30, 2015.

On August 4, 2010, the Company received proceeds of $50,000 from the sale of 210,084 shares of common stock restricted under SEC Rule 144,  at a price of $0.238 per share and, as part of the offering, issued warrants to purchase 21,008 shares of common stock at an exercise price of $0.50, which expire on August 4, 2015.

On August 4, 2010, the Company received proceeds of $50,000 from the Company’s Chairman and CEO, for the sale of 210,084 shares of common stock restricted under SEC Rule 144,  at a price of $0.238 per share and, as part of the offering, issued warrants to purchase 21,008 shares of common stock at an exercise price of $0.50, which expire on August 4, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Our History

The patents issued on the oil filtration system that evolved into the current Puradyn bypass oil filtration system were issued in the early 1980s.  In 1988, the Company was incorporated in Delaware under the name “Econology Systems, Inc.” In 1990, the name was changed to “T/F Purifiner, Inc.”  In February 1998, the company changed its name from T/F Purifiner, Inc. to Puradyn Filter Technologies Incorporated.

Our Product

Puradyn Filter Technologies Incorporated designs, manufactures, markets and distributes worldwide the puraDYN® bypass oil filtration system (the “Puradyn”) for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil.  Working in conjunction with an engine’s full-flow oil filter, the Puradyn system cleans oil by continually removing solid, liquid and gaseous contaminants from the oil through a sophisticated and unique filtration and evaporation process.  For engine lubricating oil, our filters incorporate an additive package.  Because Puradyn-filtered lubricating oil is kept in a continually clean state, our system has been used effectively to extend oil-drain intervals and the time between engine overhauls. We are the exclusive manufacturer of the disposable replacement filter elements (“Element”) for the Puradyn.

The patented Puradyn bypass oil filtration system can be attached to almost any engine and hydraulic system.  The concept of bypass filtration is similar to a dialysis machine that filters blood to rid it of impurities, keeping the oil continually clean.  Whenever the engine or machinery is operating, the Puradyn is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as gaseous and liquid contaminants, while protecting the engine or hydraulic equipment from harmful wear caused by contaminants in the oil.  Additive packages in which chemicals are added to the filtering media replenish spent additives in the oil, helping to maintain the oil’s proper chemical balance and viscosity.

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

Sales

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

•	Continuing to target existing and new industrial/construction equipment fleets and major diesel engine and generator set OEMs
•	Creating customer ‘pull-through’, a sustained level of request for our product on the OEM level; and
•	Converting customer evaluations into sales, both immediate and long term.

While this is a long-term and ongoing commitment, we believe we have achieved growing industry acceptance based on recent accomplishments:

•	Increased activity in South and Central America. Beginning in the last quarter of 2009 through the second quarter of 2010, we received orders for a number of systems for a variety of applications.
•	Increased activity in the open pit mining industry for large haul trucks carrying upwards of 250 tons of material from the mine face.
•	Extended retrofit programs with domestic and international industrial service companies.

We believe that the renewed interest shown in the technology of bypass oil filtration as an economic alternative to significantly rising oil prices, dependence upon foreign oil, coupled with the added benefits of being environmentally beneficial and a means to conserve oil, has timely and favorably positioned the Company as a manufacturer of a cost efficient “green” product.

Our customers have found that bypass oil filtration technology affords the same benefits of the claims made by alternative energy source providers – reduce significant oil consumption and minimize a company’s carbon footprint.

Recognizing that a level of oil consumption is not 100% avoidable, we promote our technology as environmentally-friendly in that it provides a practical and more intelligent use of oil as opposed to the accepted norm of oil as a disposable and infinite resource.  By keeping engine and hydraulic oil continuously clean, equipment runs at optimum efficiency and the oil can be re-used, extending the life of the oil several cycles.

Consequently, the Puradyn system significantly reduces maintenance costs by decreasing oil consumption, engine wear, and certain other types of general maintenance as well as reducing environmental concerns and costs associated with the storage and disposal of waste oil.

We also believe that industry acceptance will continue to grow in 2010 as evidenced by increased sales activity in the first half of 2010; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues.

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

Our focus on specific industries throughout 2009 has begun to pay dividends in the first and second quarters of 2010, with these certain niche industries representing nearly 50% of sales as compared to 20% in the comparable period in 2009.

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

Results of Operations for the Three-months Ended June 30, 2010 Compared to the Three-months Ended June 30, 2009

The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the three-months ended June 30, 2010 to the three-months ended June 30, 2009:

(In thousands)	Three Months Ended June 30,
	2010	2009	Change
Net sales	$761	$729	$32

Costs and expenses:
Cost of products sold	536	618	(82)
Salaries and wages	271	243	28
Selling and administrative	349	101	248
Total costs and expenses	1,156	962	194

Other (expense) income:
Interest income	—	(176)	176
Interest expense	(41)	(42)	1
Total other expense	(41)	(218)	177
Net loss	$(436)	$(451)	$17

Net Sales

Net sales increased by $32,000 or 4% from $729,000 in the three months ending June 30, 2009 to $761,000 in the three months ending June 30, 2010.  The increase in sales was attributable to two new international customers who are in a niche industry that we have been focusing on since late 2009. We anticipate future sales growth to come from this sector.

During the three-month period ending June 30, 2010, sales returns decreased 96% compared to the same period ending June 30, 2009. Sales returns were $398 for the three months ending June 30, 2010 compared to $10,535 for the three months ending June 30, 2009. We attribute this decrease in sales returns to better quality control and improved products.

Sales to two customers accounted for $342,981, or 28% and 17% (for a total of 45%) of net sales for the three-months ended June 30, 2010. For the three-months ended June 30, 2009, sales to two customers accounted for 51% and 8% (for a total of 59%) of net sales.

During 2009, we experienced a decline in sales as companies cut back their maintenance and upgrades to keep expenses at a minimum during the economic downturn. However, we believe that eventually this deferred maintenance will result in improved sales once the economic conditions improve, although there can be no assurances.

Cost of Products Sold

Cost of products sold, as a percentage of sales, decreased from 84.7% in the three months ending June 30, 2009 to 70.5% in the three months ending June 30, 2010.  The decrease in cost of goods sold as a percentage of sales, is primarily attributable to the allocation of fixed and variable factory costs over higher production during the period, a reduction in the reserve for slow moving parts based on sales of those items and a reduction in warranty reserves based on historical claims experience. Other factors contributing to an improved cost of sales include lower scrap expenses, lower costs of raw materials, reduced payroll costs and elimination of temporary labor costs. We anticipate that such cost savings and higher productivity will continue through the balance of the year.

Salaries and Wages

Salaries and wages increased $27,578 from $243,347 for the three months ending June 30, 2009 to $270,925 for the three months ending June 30, 2010. This 11% increase resulted from two engineers who were hired during 2009; one in August and the other in November. The increase in engineering payroll was offset by the departure of a production manager in February, 2009. The net effect of the departure of the production manager prior to the three months ending June 30, 2009 and the addition of the two engineers included in the costs for the three months ending June 30, 2010 impacted salaries and wages causing an increase in this expense for the period.  Salaries and wages, as a percentage of sales, were 35.6% for the three months ending June 30, 2010 and 33.4% for the three months ending June 30, 2009. Management anticipates minimal hiring if the OEM and niche industry targets increase sales. Otherwise, management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses

Selling and administrative expenses increased by $247,926, from $101,129 for the three months ending June 30, 2009 to $349,055 for the three months ending June 30, 2010. The following table represents the major components of Selling and Administrative expenses:

(In thousands)	Three Months Ended June 30,
	2010	2009	Change
Employee Benefits & Payroll	$40	$31	$9
Travel & Marketing	94	45	49
Engineering	23	9	14
Professional Fees	104	18	86
Investor Relations	11	1	10
Patent Expense	21	57	(36)
Stock Compensation	2	46	(44)
Bad Debts	—	24	(24)
Exchange (Gain)/Loss	—	(182)	182
Other Expenses	54	52	2
Total	$349	$101	$248

The increase in Travel & Marketing represents the additional costs to reach our targeted niche industry customers who have international operations. Engineering expense also increased as we sent personnel to various installations to work with our customers and potential customers to insure successful testing and implementation of our products. Professional fees increased as a result of higher utilization of outsourced services such as accounting and finance support along with higher audit fees. The increase in investor relations expense resulted from the engagement of Emerging Markets, LLC for design, development and dissemination of information about the company to further our business and opportunities. Our patent expenses decreased due to the timing of international patent renewals and fees. We did not issue any stock compensation during the three months ending June 30, 2010; the only expense during this period was for unvested employee stock options. Management determined that the reserves for bad debts were adequate at June 30, 2010 and accordingly there was no bad debt expense recorded for the three months ending June 30, 2010. The Currency Exchange gain was a result of closing our United Kingdom office during the second quarter of 2009. We anticipate expenses for the remainder of 2010 should be similar to those incurred in the three months ending June 30, 2010.

Interest Income

Interest Income decreased $176,341.  This decrease is attributable to a reserve established in 2009 against loan interest due from a shareholder that was previously accrued on a principal balance of $756,250 at a rate of 5.63%, which commenced July 25, 2001.

Interest Expense

Interest expense remained relatively constant for the three months ending June 30, 2010 compared to the three months ending June 30, 2009. The Company pays interest monthly on the notes payable to an executive officer, director and stockholder at prime rate less one-half percent, which was 2.64% as of June 30, 2010 as opposed to 2.4% as of June 30, 2009.

Results of Operations for the Six-months Ended June 30, 2010 Compared to the Six-months Ended June 30, 2009

The following table sets forth the amount of increase or decrease represented by certain items reflected in the condensed consolidated statements of operations in comparing the six-months ended June 30, 2010 to the six-months ended June 30, 2009:

(In thousands)	Six Months Ended June 30,
	2010	2009	Change
Net sales	$1,435	$1,028	$407

Costs and expenses:
Cost of products sold	938	978	(40)
Salaries and wages	510	483	27
Selling and administrative	614	444	170
Total costs and expenses	2,062	1,905	157

Other (expense) income:
Interest income	—	(176)	176
Interest expense	(78)	(80)	2
Total other expense	(78)	(256)	178
Net loss	$(705)	$(1,133)	$428

Net Sales

Net sales increased $407,691 or 39.7% in the six months ending June 30, 2010 compared to the six months ending June 30, 2009.  The majority of our sales increase occurred in the first quarter of this year as a result of heavy purchases of our systems by one customer. We anticipate that this customer will resume first quarter purchase levels in the third and fourth quarters of this year.

Sales to two customers individually accounted for 22% and 19% (for a total 41%) and 36% and 12% (for a total of 48%) of net sales for the six-months ended June 30, 2010 and 2009 respectively.  We anticipate strong sales to these two customers (one of which was mentioned in the previous paragraph) to continue into the third and fourth quarter of this year.

The addition of two customers in the first quarter of 2010 accounted for 27% of the increase in sales.  Small increases in sales among several customer accounts accounted for the balance of increased sales for the six months ending June 30, 2010.

Cost of Products Sold

Cost of products sold decreased by $39,784, or 4%. Cost of products sold, as a percentage of sales, decreased from 95.1% for the six months ending June 30, 2009 to 65.3% for the same period in 2010.  As previously mentioned, the decrease in cost of goods sold as a percentage of sales, is primarily attributable to the allocation of fixed and variable factory costs over higher production during the period, a reduction in the reserve for slow moving parts based on sales of those items and a reduction in warranty reserves based on historical claims experience. Other factors contributing to an improved cost of sales include lower scrap expenses, lower costs of raw materials, reduced payroll costs and elimination of temporary labor costs. We anticipate that such cost savings and higher productivity will continue through the balance of the year.

Salaries and Wages

Salaries and wages increased $27,396, or 6% from $483,016 for the six months ending June 30, 2009 to $510,412 for the six months ending June 30, 2010.  As previously noted, this increase resulted from two engineers who were hired during 2009; one in August and the other in November. The increase in engineering payroll was offset by the departure of a production manager in February, 2009. In addition, a sales associate was hired at the end of March, 2010 and our Chief Financial Officer departed in April, 2010. Salaries and wages, as a percentage of sales, were 35.6% for the six months ending June 30, 2010 and 47% for the six months ending June 30, 2009. Management anticipates minimal hiring, as previously noted, if the OEM and niche industry targets increase sales. Otherwise, management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses

Selling and administrative expenses increased by $170,341, from $443,758 for the six months ending June 30, 2009 to $614,099 for the six months ending June 30, 2010. The following table represents the major components of Selling and Administrative expenses for the six months ended:

(In thousands)	Six Months Ended June 30,
	2010	2009	Change
Employee Benefits & Payroll	$78	$58	$20
Travel & Marketing	136	74	62
Engineering	34	10	24
Professional Fees	155	61	94
Investor Relations	33	1	32
Patent Expense	35	63	(28)
Stock Compensation	36	186	(150)
Bad Debts	—	30	(30)
Exchange (Gain)/Loss	—	(155)	155
Other Expenses	107	115	(8)
Total	$614	$443	$171

The increase in Travel & Marketing represents the costs incurred to reach our targeted niche industry customers who have international operations. Engineering expense also increased as we sent personnel to various installations to work with our customers and potential customers to insure successful testing and implementation of our products. Professional fees increased as a result of higher utilization of outsourced services, as previously noted, such as accounting and finance support along with higher audit fees. The increase in investor relations expense resulted from the engagement of Emerging Markets, LLC for design, development and dissemination of information about the company to further our business and opportunities. Our patent expenses decreased due to the timing of international patent renewals and fees. We did not issue any stock compensation during the six months ending June 30, 2010; the only expense during this period was for unvested employee stock options. Management determined that the reserves for bad debts were adequate at June 30, 2010 and accordingly there was no bad debt expense recorded for the six months ending June 30, 2010.The Currency Exchange gain was a result of closing our United Kingdom office during 2009. We anticipate expenses for the remainder of 2010 should be similar to those incurred in the six months ending June 30, 2010. We continue to focus on keeping expenses at a minimum and reducing expenses where practical.

Interest Income

Interest Income decreased approximately $176,220.  This decrease is attributable to a reserve established during the second quarter of 2009, against interest on a loan due from a shareholder on which interest was previously accrued, on a principal balance of $756,250 at 5.63% originating in 2001.

Interest Expense

Interest expense remained relatively constant for the period ending June 30, 2010 as compared to the period ending June 30, 2009 and was incurred primarily on the outstanding balance of the notes payable to an executive officer, director and stockholder. The Company pays interest monthly on the notes payable at the prime rate less one-half percent, which was a weighted average of 2.64% as of June 30, 2010 as opposed to 2.4% as of June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, the Company had cash and cash equivalents of $215,853, as compared to $140,226 at December 31, 2009. At June 30, 2010, we had negative working capital of ($101,552) and our current ratio (current assets to current liabilities) was 0.94 to 1.  At December 31, 2009 we had negative working capital of ($198,500) and our current ratio was 0.86 to 1.  The decrease in our working capital deficit and increase in our current ratio is primarily attributable to the increase in cash, accounts receivable, inventories and an increase in prepaid expenses, offset by increases in accounts payable and accrued liabilities.

We have incurred net losses each year since inception and at June 30, 2010 we had an accumulated deficit of $51,245,644.  Our net sales are not sufficient to fund our operating expenses.  Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations.  During 2009, we raised a total of $1.983 million in capital from an institutional investor and current stockholders and during the six months ended June 30, 2010 we raised an additional $102,100.  In addition, as of June 30, 2010, we owed our stockholder $6.3 million for funds he has advanced to us from time to time for working capital under a line of credit facility.  During the six months ending June 30, 2010, we drew $581,500 under this credit line. We are materially dependent on this credit line extended by our stockholder. Interest expense on this loan was $75,679 for the six months ended June 30, 2010.

We do not currently have any commitments for capital expenditures.  Currently, without additional equity investments, we expect our operating cash flows will suffice through December 2010.  While we anticipate cash flows from 2010 sales activity, our operations continue to require more cash than they produce. As a result of this deficiency, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. While we are actively seeking additional equity investments, we have no firm commitments from any third parties and there are no assurances we will be successful in attracting additional capital.  In addition, as set forth above, we owe our stockholder $6.3 million which is due on December 31, 2011 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances the note holder will extend the due date.

We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If we are not successful in raising additional capital in the near future, it is possible we will be required to accelerate our contingent plans to more aggressively reduce spending, including drastic reductions in our work force, severe cutbacks in our production facilities and elimination of overhead costs that do not contribute to our level of sales activity. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2011. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our company.  These factors raise substantial doubt about our ability to continue as a going concern.

Operating activities

For the six-month period ended June 30, 2010 net cash used in operating activities was $595,577, which primarily resulted from the net loss of approximately $705,289.  The effect of the net loss on working capital is offset by an increase in accounts payable in the amount of $308,864, an increase in accrued liabilities of $81,319, an increase in accounts receivable in the amount of $163,931, an increase in inventory of $136,207, and an increase in prepaid expenses in the amount of $44,274.

Investing activities

For the six months ending June 30, 2010, $9,832 cash was used in investing activities for the purchase of property and equipment.

Financing activities

Net cash provided by financing activities was $682,175 for the period, due to $102,100 from net proceeds received from stock issued for cash and $581,500 in advances under the line of credit from our stockholder as described above.

Critical Accounting Policy

New Accounting Standards

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

In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Based on the Company’s evaluation of ASU 2009-17, the adoption of this standard did not impact the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated results of operations and financial position.

On February 24, 2010, the FASB issued an update to address certain implementation issues related to Accounting Standards Codification, or ASC, 855-10-50, Subsequent Events—Disclosure, regarding an entity’s requirement to perform and disclose subsequent events procedures. Effective upon its issuance, the update exempts Securities and Exchange Commission registrants from disclosing the date through which subsequent events have been evaluated. This update affected disclosure only and had no impact on our consolidated financial position or consolidated results of operations.

Impact of Inflation and Foreign Currency Translation

Inflation has not had a significant impact on the Company’s operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company’s end users cost/benefit analysis as to the use of the Company’s products. While we no longer have operations in Great Britain, we maintain a small amount of cash on deposit in a bank account related to Ltd.’s previous operations and we continue to collect outstanding accounts receivable. These activities resulted in a minor foreign currency translation adjustment during the six month period ending June 30, 2010. The impact of fluctuations in foreign currency has been significant during the six month period ended June 30, 2009.  The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.61 on December 31, 2009 to 1.51 on June 30, 2010.

Off Balance Sheet Financing

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

Based on their evaluation as of the end of the period covered by this report, our CEO and our Vice President who also serves as our principal financial officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President who serves as our principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In its assessment of internal control over financial reporting as of December 31, 2009 our management determined that there were material weaknesses in our internal control over financial reporting as a result of management’s ability to override standard processes and policies.  During the three months ending June 30, 2010 we enhanced our existing internal policies to remediate this material weakness.

Management issued procedures which require that in the event a staff member believes that management has attempted to override a standard process and/or policy, the staff member must  contact the reporting superior to the member of management that is attempting the policy or procedure override and notify such person of the attempted override in standard process and/or policy. If this action does not result in a prevention of the attempted override, the staff member is required to report the attempted override to a member of the Audit Committee. Lastly, if this action does not result in prevention of the attempted override, the staff member is required to report the attempted override to the Board of Directors.

Other than the foregoing, there have been no changes in our internal control over financial reporting in our last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4.  REMOVED AND RESERVED.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: August 16, 2010	By /s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer

Date: August 16, 2010	By /s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board,
Vice President and principal financial officer