Form 10-Q
period 2010-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2010-11-15
CIK 1019787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2010

or

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 46,050,076 shares of common stock are issued and outstanding as of November 13, 2010.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	our history of losses and uncertainty that we will be able to continue as a going concern,
•	our ability to generate net sales in an amount to pay our operating expenses,
•	our need for additional financing and uncertainties related to our ability to obtain these funds,
•	our ability to repay the outstanding debt of $6.3 million at September 30, 2010 due our Chairman and CEO,
•	our reliance on sales to a limited number of customers,
•	our dependence on a limited number of distributors,
•	our ability to compete,
•	our ability to protect our intellectual property,
•	market overhang issues, and
•	the application of Penny Stock Rules to the trading in our stock.

          Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review our Annual Report on Form 10-K for the year ended December 31, 2009, including the risks described in Part I. Item 1A. Risk Factors, together with our subsequent filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Puradyn Filter Technologies Incorporated
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009

Assets	September 30, 2010 (Unaudited)	December 31, 2009
Current assets:
Cash and cash equivalents	$180,247	$140,266
Accounts receivable, net of allowance for uncollectible accounts of $36,742 and $36,772 respectively	408,164	97,072
Inventories, net	1,092,492	851,069
Prepaid expenses and other current assets	118,449	115,074
Total current assets	1,799,352	1,203,481
Property and equipment, net	116,754	132,856
Other noncurrent assets	77,961	40,725
Deferred financing costs, net	2,516	4,027

Total assets	$1,996,583	$1,381,089
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$317,116	$177,032
Accrued liabilities	1,283,849	1,148,318
Current portion of capital lease obligation	2,977	3,271
Deferred revenue	39,058	73,336
Total current liabilities	1,643,000	1,401,957
Notes Payable - stockholder	6,341,914	5,710,414
Capital lease obligation, less current portion	—	1,989
Total Long Term Liabilities	6,341,914	5,712,403
Total Liabilities	7,984,914	7,114,360
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.001 par value:	—	—
Authorized shares - 50,000; None issued and outstanding
Common stock, $.001 par value:	46,011	43,371
Authorized shares - 50,000,000
Issued and outstanding – 46,010,437 and 43,370,935 respectively
Additional paid-in capital	45,987,417	45,407,337
Notes receivable from stockholders	(790,209)	(790,209)
Accumulated deficit	(51,377,667)	(50,540,355)
Accumulated other comprehensive income	146,117	146,584
Total stockholders’ deficit	(5,988,331)	(5,733,272)
Total liabilities and stockholders’ deficit	$1,996,583	$1,381,089

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net sales	$1,107,163	$398,345	$2,542,766	$1,426,257

Costs and expenses:
Cost of products sold	696,857	429,904	1,635,010	1,407,842
Salaries and wages	261,895	235,839	772,307	718,855
Selling and administrative	237,875	226,721	851,974	670,478
	1,196,627	892,464	3,259,291	2,797,175
Loss from operations	(89,464)	(494,119)	(716,525)	(1,370,918)

Other income (expense):
Interest income	9	147	335	(175,747)
Interest expense	(42,568)	(39,771)	(121,123)	(120,476)
Total other expense, net	(42,558)	(39,624)	(120,787)	(296,223)
Loss before income taxes	(132,023)	(533,743)	(837,312)	(1,667,141)
Income tax expense	—	—	—	—
Net loss	$(132,023)	$(533,743)	$(837,312)	$(1,667,141)

Basic and diluted loss per common share	$(0.003)	$(0.01)	$(0.02)	$(0.04)

Weighted average common shares outstanding (basic and diluted)	45,533,367	41,096,539	44,465,956	39,050,169

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(837,312)	$(1,667,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,752	30,111
Provision for bad debts	25	26,257
Provision for obsolete and slow moving inventory	(39,860)	3,386
Amortization of deferred financing costs included in interest expense	1,511	11,461
Reserve on interest receivable from stockholders’ notes	—	244,420
Compensation expense on stock-based arrangements with employees,
consultants, investors and vendors	137,619	176,321
Changes in operating assets and liabilities:
Accounts receivable	(311,117)	(39,632)
Inventories	(201,563)	276,655
Prepaid expenses and other current assets	(40,611)	66,559
Accounts payable	140,083	7,472
Accrued liabilities	135,531	96,389
Deferred revenues	(34,277)	(35,841)
Net cash used in operating activities	(1,016,219)	(803,583)
Investing activities
Purchases of property and equipment	(17,649)	(43,199)
Net cash used in investing activities	(17,649)	(43,199)
Financing activities
Proceeds from sale of common stock	445,100	1,682,758
Proceeds from issuance of notes payable to stockholders	631,500	270,712
Payment of notes payable to stockholder	—	(1,013,000)
Payment of capital lease obligations	(2,284)	(1,312)
Net cash provided by financing activities	1,074,316	939,158
Effect of exchange rate changes on cash and cash equivalents	(467)	(113,092)
Net increase (decrease) in cash and cash equivalents	39,981	(20,716)
Cash and cash equivalents at beginning of period	140,266	116,802
Cash and cash equivalents at end of period	$180,247	$96,086
Supplemental cash flow information:
Cash paid for interest	$161,966	$114,951
Noncash investing and financing activities:
Expense associated with stock issued in private placement	$7,000	$55,010
Note Payables converted to stockholder’s equity	$—	$100,000

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Changes in Stockholders’ Deficit
For the Nine Months Ended September 30, 2010
(Unaudited)

			Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount

Balance at December 31, 2009	43,370,935	$43,371	$45,407,337	$(790,209)	$(50,540,355)	$146,584	$(5,733,272)

Foreign currency translation adjustment						(467)	(467)

Net loss					(837,312)	—	(837,312)
Total comprehensive loss					(837,312)	(467)	(837,779)

Stock issued for private placement	2,329,502	2,330	440,671				443,000

Issuance of shares and warrants to vendors	295,000	295	59,805				60,100
Exercise of stock options	15,000	15	2,085				2,100
Compensation expense associated with unvested option expense			77,519				77,519

Balance at September 30, 2010	46,010,437	$46,011	$45,987,417	$(790,209)	$(51,377,667)	$146,117	$(5,988,331)

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

1.	Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2010 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2010.

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

          The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. We also continue to implement cost reductions in an effort to improve margins and anticipate these cost reductions will positively impact our results of operations during the balance of 2010 and beyond. As an ongoing measure, we review cost of material increases, some of which were passed through to our customers as product price increases over the past few years. Due to the declining economy affecting all of our end-users, management elected not to increase product prices in the first three quarters of 2010; however, we may revisit this issue at a later date in 2010 if the market conditions are appropriate and raw material costs continue to increase.

Use of Estimates

          The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

          Financial Accounting Standards Board (FASB) ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 6,354,092 and 6,419,225 respectively for the three-month and nine-month periods ended September 30, 2010 and 6,123,880 for the three-month and nine-month periods ended September 30, 2009.

          The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended September 30, 2010 and September 30, 2009 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

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

          Inventories consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Raw materials	$1,002,697	$942,135
Work In Process	23,702	-0-
Finished goods	186,050	68,164
Valuation allowance	(119,370)	(159,230)
	$1,093,078	$851,069

Deferred Financing Costs

          The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $503 and $1,007 for the three-months ended September 30, 2010 and September 30, 2009 and $1,510 and $3,386 for the nine-months ended September 30, 2010 and 2009, respectively. Accumulated amortization of deferred financing costs as of September 30, 2010 and 2009 was $678,634 and $676,117, respectively.

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

          The following table shows the changes in the aggregate product warranty liability for the nine months ended September 30, 2010:

Balance as of December 31, 2009	$40,000
Less: Payments made	(2,236)
Add: Provision for current period warranties	2,088
Balance as of September 30, 2010	$39,853

Comprehensive Income

          FASB ASC 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (“Ltd.”). Comprehensive loss as of September 30, 2010 and 2009 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance.

          Comprehensive loss consisted of the following for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	(132,023)	$(533,743)	(837,312)	$(1,667,141)
Other comprehensive income:
Foreign currency translation adjustment	714	36,860	(467)	(113,552)
Total other comprehensive income	714	36,860	(467)	(113,552)
Comprehensive loss	(131,309)	$(496,883)	(837,779)	$(1,780,693)

New Accounting Standards

          In October 2009, the FASB (Financial Accounting Standards Board) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

          In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Based on the Company’s evaluation of ASU 2009-17, the adoption of this standard did not impact the Company’s consolidated financial statements.

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

          In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

          In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics - Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operation or cash flows.

          In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

2.        Issues Affecting Liquidity and Management’s Plans

          The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception and used net cash in operations of $1,016,219 and $803,583 during the nine months ended September 30, 2010 and 2009, respectively. As a result, the Company has had to rely principally on private equity investments and stockholder loans to fund its activities to date.

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

          The Company has been addressing the working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. We also continue to implement cost reductions in purchasing raw materials, overhead expenses and administrative expenses in an effort to improve margins and operating efficiencies. We anticipate these costs reductions will positively impact our results of operations during the balance of 2010 and beyond.

          The Company continues to address liquidity concerns because of slow revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. The Company has continued the process of aggressively seeking to raise capital and continues to explore financing availability and options with investment bankers, funds, private sources, members of management and existing shareholders. The Company has implemented measures to preserve its ability to operate, including organizational changes, deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. There can be no assurance that we will be able to raise the additional capital needed or reduce the level of expenditures in order to sustain operations.

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

          In April 2005, the maturity date of the loan agreement was extended to December 31, 2006. As consideration of this extension, this executive officer, director and stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the date of grant. In March of 2006 and in subsequent March’s through 2010, the executive officer, director and stockholder extended the maturity date of the loan agreement annually, which currently expires on December 31, 2011. As of September 30, 2010, the Company had drawn a total of $6,341,914 of the available funds, net of repayments.

          The Company anticipates increased cash flows from 2010 sales activity; however, additional cash will still be needed to support operations. If additional capital is not raised, budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company will have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for part of its assets to continue as a going concern through 2011. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3.        Common Stock

          On January 5, 2010 the Company agreed to pay to Emerging Markets, LLC, 60,000 shares of common stock valued at $0.23 per share plus 20,000 shares of the Company’s common stock payable at the end of each month while the agreement is in effect during 2010. Pursuant to this agreement, on July 1, 2010, the Company issued 20,000 shares of common stock valued at $0.17 per share; on August 1, 2010 the Company issued 20,000 shares of common stock valued at $0.26 per share; and on September 1, 2010, the Company issued 20,000 shares of common stock valued at $0.24 per share.

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

4.        Stock Options

          During the three-month and nine-month periods ended September 30, 2010, the Company recognized compensation expense of $-0- and $34,438, respectively. During the three-month and nine-month periods ending September 30, 2009 the Company recognized compensation expense of approximately $102,000 and $232,000, respectively.

          At September 30, 2010, 4,558,975 warrants with an average exercise price of $0.97 remain outstanding and were fully vested.

          For the three-month and nine-month periods ended September 30, 2010, the Company recorded stock-based compensation expense of $14,493 and $44,764, related to unvested employee stock options. For the three-month and nine-month periods ended September 30, 2009, the Company recorded stock-based compensation expense of $13,832 and $31,452, related to unvested employee stock options.

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

          A summary of the Company’s stock option plans as of September 30, 2010, and changes during the nine month period then ended is presented below:

	Nine Months Ended September 30, 2010
	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of period	1,910,075	1.95
Options granted	746,508	0.21
Options exercised	15,000	0.14
Options expired	350,000	8.30
Options cancelled	165,000	0.47
Options at end of period	2,126,583	0.42
Options exercisable at end of period	909,538	0.68

          A summary of the Company’s stock option plans as of September 30, 2010, and changes during the three month period then ended is presented below:

	Three Months Ended September 30, 2010
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,931,583	1.85
Options granted	550,000	0.21
Options expired	310,000	8.97
Options cancelled	45,000	0.33
Options at end of period	2,126,583	0.42
Options exercisable at end of period	909,538	0.68

          Changes in the Company’s unvested options for the nine months ended September 30, 2010 are summarized as follows:

	Nine Months Ended September 30, 2010
	Number of Options	Weighted Average Exercise Price
Options unvested at beginning of period	857,075	0.28
Options granted	746,508	0.21
Options vested	275,288	0.30
Options cancelled	111,250	0.33
Options unvested at end of period	1,217,045	0.23

          Changes in the Company’s unvested options for the three months ended September 30, 2010 are summarized as follows:

	Three Months Ended September 30, 2010
	Number of Options	Weighted Average Exercise Price
Options unvested at beginning of period	831,583	0.26
Options granted	550,000	0.21
Options vested	143,288	0.34
Options cancelled	21,250	0.25
Options unvested at end of period	1,217,045	0.23

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.14 – $1.70	2,078,583	4.34	0.38	861,538	0.59
1.99 – 3.13	48,000	1.40	2.32	48,000	2.32
Totals	2,126,583	4.01	0.42	909.538	0.68

          A summary of the Company’s warrant activity as of September 30, 2010 and changed during the nine and three month periods then ended is presented below:

	Nine Months Ended September 30, 2010
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at the beginning of period	4,426,025	0.99
Granted	232,950	0.50
Exercised	—	—
Expired	100,000	0.95
Warrants outstanding at end of period	4,558,975	0.97

	Three Months Ended September 30, 2010
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at the beginning of period	4,373,644	0.99
Granted	185,331	0.50
Exercised	—	—
Expired	—	—
Warrants outstanding at end of period	4,558,975	0.97

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.50 – $0.75	1,769,903	3.88	$0.52
$1.25	2,789,072	2.31	1.25
Totals	4,558,975	3.05	$0.97

5.	Notes Payable to Stockholder

          As of September 30, 2010, the Company had drawn all of the $6.3 million from the available line-of-credit, which is provided by an executive officer, director, and stockholder of the Company (see Note 2). Amounts drawn bear interest at a weighted average between two facilities, one is based on a minimum of 2.75% or the prime rate minus one-half percent and the other is based on Libor plus 1.40 (a weighted average of 2.64% as of June 30, 2010) payable monthly and become due and payable on December 31, 2011, or upon a change in control of the Company or consummation of any other financing over $7.0 million. Previously, this executive officer, director and stockholder waived this funding requirement. On February 23, 2010, the maturity date of the stockholder loan was extended from December 31, 2010 to December 31, 2011.

          For the three months ended September 30, 2010 and 2009, the Company recorded $41,154 and $37,366 respectively; and for the nine months ended September 30, 2010 and 2009, the Company recorded $116,833 and $112,727, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6.	Commitments and Contingencies

          Sales to two customers individually accounted for approximately 45% and approximately 13% (for a total 58%) of the net sales for the nine-months ended September 30, 2010.

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

Our Product

          Puradyn Filter Technologies Incorporated designs, manufactures, markets and distributes worldwide the pura DYN® bypass oil filtration system (the “Puradyn”) for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. Working in conjunction with an engine’s full-flow oil filter, the Puradyn system cleans oil by continually removing solid, liquid and gaseous contaminants from the oil through a sophisticated and unique filtration and evaporation process. For engine lubricating oil, our filters incorporate an additive package. Because Puradyn-filtered lubricating oil is kept in a continually clean state, our system has been used effectively to extend oil-drain intervals and the time between engine overhauls. We are the exclusive manufacturer of the disposable replacement filter elements (“Element”) for the Puradyn.

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

Sales

          Sales of the Company’s products, the Puradyn, and replaceable filter elements will depend principally upon end user demand for such products and acceptance of the Company’s products by original equipment manufacturers (“OEMs”). The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company’s products is subject to a high degree of uncertainty. Developing market acceptance for the Company’s existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products. As a result of our limited resources, to date we have not had adequate funds available to undertake these necessary marketing efforts.

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
•

Providing an operational maintenance solution to end users in conjunction with existing and reasonably foreseeable federal environmental legislation such as new regulation affecting diesel engines and diesel fuels, mandating cleaner diesel engines which first went into effect January 1, 2007. Additional and more stringent legislation is anticipated in the future.

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

•	Continuing to target existing and new industrial/construction equipment fleets and major diesel engine and generator set OEMs;
•	Creating customer ‘pull-through’, a sustained level of request for our product on the OEM level; and
•	Converting customer evaluations into sales, both immediate and long term.

          While this is a long-term and ongoing commitment, we believe we have achieved growing industry acceptance based on recent accomplishments:

•	In the third quarter of 2010, we achieved record sales and order levels. The record-setting month of August 2010 marked the first time we recorded orders in excess of $800,000 in a single month.
•

Increasing demand for our technology from industries in need of microfiltration for engines that run extended periods of time with high oil usage. These industries typically operate massive equipment with immense oil capacities and to our knowledge we are the only bypass oil filtration company providing this type of technology for engines and hydraulics using these large quantities of oil.

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

          Recognizing that a level of oil consumption is not 100% avoidable, we promote our technology as environmentally-friendly in that it provides a practical and more intelligent use of oil as opposed to the accepted norm of oil as a disposable and infinite resource. By keeping engine and hydraulic oil continuously clean, equipment runs at optimum efficiency and the oil can be kept in use, extending the life of the oil several cycles.

          Consequently, the Puradyn system significantly reduces maintenance costs by decreasing oil consumption, engine wear, and certain other types of general maintenance as well as reducing environmental concerns and costs associated with the storage and disposal of waste oil.

          We also believe that industry acceptance will continue to grow in the remainder of 2010 and in 2011 as evidenced by increased sales activity in the first nine months of 2010; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues.

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

          Our focus on specific industries throughout 2009 continues to pay dividends through the first nine months of 2010. These industries are demonstrating early signs of recovery from the economy’s current situation, and we are beginning to benefit from their recovery. We have also seen signs from our international business of increasing activity and orders in the first three quarters of 2010. Our activity with an OEMs has substantially increased in 2010 and should provide benefits throughout 2011.

          Optimizing our limited resources and obtaining sufficient capital is key to accomplishing our goals. We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the specific niche industries using our system. To accomplish these tasks, we may need to obtain capital funding and add appropriate sales and marketing support to be sure our distributors and customers are served. As a response to our growing sales, in early 2010, we hired an additional sales person and anticipate the need for at least one more sales person plus one sales support person. We also added an applications engineer in the last quarter of 2009 and will need a product engineer as we grow our OEM account list. The expansion into the OEM area is rewarding in the aspect that it provides a steady flow of material requirements for our manufacturing facility. Additionally, OEM business allows us more stability in retaining trained manufacturing personnel, a stronger supply chain with steady production, economies of scale, and the ability to better utilize our overhead with higher average material turn rates.

          We continue to address our liquidity and working capital issues as we continue to seek additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those difficulties will continue given the current uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing. We have observed the positive impact of these efforts on the current periods and anticipate these costs reductions will continue to positively impact our results of operations during the balance of 2010 and beyond.

Going Concern

          Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. At September 30, 2010 we had an accumulated deficit of $51,377,667. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led our independent registered public accounting firm Webb & Company P.A. to include a statement in its audit report relating to ours audited consolidated financial statements for the years ended December 31, 2009 and 2008 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results.

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

Impairment of long-lived assets

          We periodically evaluate the recoverability of the carrying amount of our long-lived assets under the guidelines of FASB ASC 360, Property, Plant and Equipment. Factors that we consider in making this evaluation include estimating the undiscounted net cash flows estimated to result from the assets over their remaining useful life. Should our estimates of these factors change our results of operations and financial condition could be adversely impacted.

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

Results of Operations for the Three-months Ended September 30, 2010 Compared to the Three-months Ended September 30, 2009

          The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the three-months ended September 30, 2010 to the three-months ended September 30, 2009:

	Three Months Ended September 30,
	2010	2009	Change
Net sales	$1,107,163	$398,345	$708,818

Costs and expenses:
Cost of products sold	696,853	429,904	266,953
Salaries and wages	261,895	235,839	26,056
Selling and administrative	237,875	226,721	11,154
Total costs and expenses	1,196,627	892,464	304,163

Other (expense) income:
Interest income	9	147	(138)
Interest expense	(42,568)	(39,771)	(2,797)
Total other expense	(42,559)	(39,624)	2,935
Net loss	$(132,023)	$(533,743)	$401,720

Net sales increased by 178% in the three months ended September 30, 2010 from the comparable period in 2009. This increase was attributable primarily to one customer’s increased purchases of approximately $700,000.

Sales to two customers accounted for 73% and 6% (for a total of 79%) respectively of the consolidated net sales for the three-months ended September 30, 2010. Sales to three customers individually accounted for approximately 16%, 13% and 10% (for a total 39%) of net sales for the three-months ended September 30, 2009.

Although we anticipate sales in the fourth quarter of 2010 to be stronger than sales in the comparative fourth quarter of 2009, we do not expect our fourth quarter sales to have the same growth that we experienced in the three month period ended September 30, 2010 when compared to the same period in 2009.

Cost of Products Sold

Cost of products sold, as a percentage of sales, decreased from 108% for the three months ended September 30, 2009 to 63% in the three months ended September 30, 2010. The decrease in cost of goods sold as a percentage of sales is primarily attributable to the allocation of fixed and variable factory costs over higher production during the period, a reduction in the reserve for slow moving parts based on sales of those items and a reduction in warranty reserves based on historical claims experience. Other factors contributing to an improved cost of sales include lower scrap expenses, lower costs of raw materials, reduced direct manufacturing payroll costs and elimination of temporary labor costs. We anticipate that such cost savings and higher productivity will continue through the balance of the year.

Salaries and Wages

Salaries and wages increased by 11% during the three months ended September 30, 2010 from the comparable period in 2009. The increase resulted from two engineers who were hired during 2009; one in August and the other in November and the addition to our sales staff, hired March 2010 and a member of our production team hired April, 2010. The increase in payroll expense was offset by the departure of accounting personnel in April, 2010. Salaries and wages, as a percentage of sales, were 23.6% for the three months ending September 30, 2010 and 59.2% for the three months ending September 30, 2009. Management anticipates minimal hiring if the OEM and niche industry targets increase sales. Otherwise, management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses

Selling and administrative expenses increased by 4.9% for the three months ended September 30, 2010 from the comparable period in 2009. This increase is due to a decrease in exchange rate losses and stock compensation, offset by increases in professional fees, investor relations expenses and patent expenses. Although the current period experienced a small increase in selling and administrative expenses for the three months ended September 30, 2010 as compared to the same period ended September 30, 2009, the Company expects to continue to see overall decreases in selling and administrative costs through the remainder of 2010. The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Three Months Ended September 30,

	2010	2009	Change
Employee Benefits & Payroll	$39,324	$32,247	$7,077
Travel & Marketing	43,423	34,252	9,171
Engineering	15,482	12,258	3,224
Professional Fees	52,733	16,909	35,824
Investor Relations	13,535	401	13,134
Patent Expense	23,322	5,615	17,707
Stock Compensation	1,628	46,658	(45,030)
Bad Debts	—	(8,470)	8,470
Exchange (Gain)/Loss	—	36,699	(36,699)
Other Expenses	48,427	50,152	(1,725)
Total	$237,875	$226,721	$11,154

Interest Expense

Interest expense increased by 7% for the three months ended September 30, 2010 from the comparable period in 2009 as a result of additional borrowings on the stockholder notes payable. The Company pays interest monthly on the notes payable to a stockholder at a weighted average of two facilities, one is based on a minimum of 2.75% or prime rate less .5% and the other is based on LIBOR plus 1.40, with rates reset as often as the Federal Reserve changes interest rates. The weighted average interest rate of the two notes was 2.60% as of September 30, 2010 as opposed to 2.51% as of September 30, 2009.

Results of Operations for the Nine-months Ended September 30, 2010 Compared to the Nine-months Ended September 30, 2009

The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the nine-months ended September 30, 2010 to the nine-months ended September 30, 2009:

	Nine Months Ended September 30,

	2010	2009	Change
Net sales	$2,542,766	$1,426,257	$1,116,509
Costs and expenses:
Cost of products sold	1,635,010	1,407,842	227,168
Salaries and wages	772,307	718,855	53,452
Selling and administrative	851,974	670,478	181,496
Total costs and expenses	3,259,291	2,797,175	462,116
Other (expense) income:
Interest income	335	(175,747)	176,082
Interest expense	(121,123)	(120,476)	(647)
Total other expense	(120,787)	(296,223)	175,436

Net loss	$(837,312)	$(1,667,141)	$829,829

Net Sales

Net sales increased by 78% for the nine months ended September 30, 2010 from the nine months ended September 30, 2009 which was attributable primarily to one customer’s increased purchases as set forth above.

Sales to three customers accounted for 45%, 13% and 8% (for a total of 66%) respectively of the consolidated net sales for the nine months ended September 30, 2010. Sales to three customers individually accounted for approximately 32%, 13% and 8% (for a total 53%) of net sales for the nine months ended September 30, 2009.

Cost of Products Sold

Cost of products sold, as a percentage of sales, decreased from 99% for the nine months ended September 30, 2009 to 54% for the comparable period in 2010. As previously mentioned, the decrease in cost of goods sold as a percentage of sales, is primarily attributable to the allocation of fixed and variable factory costs over higher production during the period, a reduction in the reserve for slow moving parts based on sales of those items and a reduction in warranty reserves based on historical claims experience. Other factors contributing to an improved cost of sales include lower scrap expenses, lower costs of raw materials, reduced direct manufacturing payroll costs and elimination of temporary labor costs. We anticipate that such cost savings and higher productivity will continue through the balance of the year.

Salaries and Wages

Salaries and wages increased 7% for the nine months ended September 30, 2010 from the comparable period in 2009. As previously mentioned, the increase resulted from two engineers who were hired during 2009; one in August and the other in November and the addition to our sales staff, hired March 2010 and a member of our production team hired April, 2010. The increase in payroll expense was offset by the departure of accounting personnel in April, 2010. Salaries and wages, as a percentage of sales, were 30.4% for the nine months ending September 30, 2010 and 51.1% for the nine months ending September 30, 2009. Management anticipates minimal hiring if the OEM and niche industry targets increase sales. Otherwise, management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses

Selling and administrative expenses increased by 27% for the nine months ended September 30, 2010 from the comparable period in 2009. This increase is due to a decrease in exchange rate gains experienced in 2009 and increases in professional fees, investor relations expenses and travel and marketing expenses. Those increases were offset by a decrease in stock compensation expenses. Although the current period experienced an increase in selling and administrative expenses for the nine months ended September 30, 2010 as compared to the same period ended September 30, 2009, the Company expects to continue to see overall decreases in selling and administrative costs through the remainder of 2010. Selling and Administrative Expenses for the nine months ended September 30, 2009 without the exchange gain total $789,104. When this amount is compared to Selling and Administrative expenses for the nine months ended September 30, 2010 in the amount of $851,974, the increase represents an 8% higher amount over the same period in the prior year. The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Nine Months Ended September 30,

	2010	2009	Change
Employee Benefits & Payroll	$117,468	$90,553	$26,915
Travel & Marketing	179,917	107,707	72,210
Engineering	49,298	22,005	27,293
Professional Fees	207,455	78,227	129,228
Investor Relations	46,730	1,126	45,604
Patent Expense	58,590	69,108	(10,518)
Stock Compensation	37,767	232,313	(194,546)
Bad Debts	25	20,080	(20,055)
Exchange (Gain)/Loss	—	(118,626)	118,626
Other Expenses	154,724	167,985	(13,261)
Total	$851,974	$670,478	$181,496

Interest Income

Interest income increased $176,082 for the nine months ended September 30, 2010 from the comparable period in 2009. This increase is attributable to a reserve established in 2009 against loan interest due from a shareholder that was previously accrued on a principal balance of $756,250 at a rate of 5.63%, which commenced July 25, 2001. We anticipate interest income to decline slightly for the remainder of the year.

Interest Expense

Interest expense increased $647 as a result of increased borrowing on the stockholder notes payable.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of September 30, 2010, we had cash and cash equivalents of $180,247, as compared to $140,226 at December 31, 2009. At September 30, 2010, we had working capital of $156,352 and our current ratio (current assets to current liabilities) was 1.09 to 1. At December 31, 2009 we had negative working capital of ($198,476) and our current ratio was 0.86 to 1. The increase in working capital and our current ratio is primarily attributable to increases in cash and accounts payable, offset by decreases in accounts receivable, inventories and prepaid expenses.

We have incurred net losses each year since inception and at September 30, 2010 we had an accumulated deficit of $51,377,667. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During 2009, we raised a total of $1.983 million in capital from an institutional investor and current stockholders and during the nine months ended September 30, 2010 we raised an additional $452,100. In addition, as of September 30, 2010, we owed our stockholder $6.3 million for funds he has advanced to us from time to time for working capital under a line of credit facility. During the nine months ending September 30, 2010, we drew $631,500 under this credit line. We are materially dependent on this credit line extended by our stockholder. Interest expense on this loan was $116,833 for the nine months ended September 30, 2010.

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

We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, a net reduction in personnel and renegotiating creditor and collection arrangements. If we are not successful in raising additional capital in the near future, it is possible we will be required to accelerate our contingent plans to more aggressively reduce spending, including drastic reductions in our work force, severe cutbacks in our production facilities and elimination of overhead costs that do not contribute to our level of sales activity. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2011. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our company. These factors raise substantial doubt about our ability to continue as a going concern.

Operating activities

For the nine-month period ended September 30, 2010 net cash used in operating activities was $1,016,219, which primarily resulted from the net loss of $837,312. The effect of the net loss on working capital is offset by an increase in accounts payable in the amount of $140,083. Increases in inventories, accounts receivables, and prepaid expenses were offset by increases in stock related compensation expense to account for the remaining balance change in working capital.

Investing activities

For the nine months ending September 30, 2010, $17,649 in cash was used in investing activities, primarily related to computer and software acquisitions.

Financing activities

Net cash provided by financing activities was $1,074,316 for the period, due to $445,100 of net proceeds received from private stock transactions issued for cash and $631,500 of additional borrowings on the stockholder loan. This loan is a line of credit made available to us by our President and CEO, who is also a member of our Board of Directors and principal stockholder of our company.

Critical Accounting Policy

General

          The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 1 to the consolidated financial statements included elsewhere

Impact of Inflation

Inflation has not had a significant impact on our operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact our end users cost/benefit analysis as to the use of our products. While we no longer have operations in Great Britain, we maintain a small amount of cash on deposit in a bank account related to Ltd.’s previous operations and we continue to collect outstanding accounts receivable. The impact of fluctuations in foreign currency has not been significant. The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.5928 on December 31, 2009 to 1.5809 on September 30, 2010 as compared to 1.4479 on December 31, 2008 to 1.5922 on September 30, 2009.

Off Balance Sheet Financing

          We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          On July 7, 2009 the Company filed a lawsuit in the Circuit Courts in 15th Judicial District in an for Palm Beach County, Florida, styled Puradyn Filter Technologies, Inc. versus Richard C. Ford case number 502009CA023128XXXXMB. In this action against Mr. Ford, our former Chief Executive Officer, the Company is alleging non-payment of three promissory notes totaling $756,250 with interest at a rate of 5.63% per annum since July 25, 2001, the execution date of the notes. As of November 13, 2009 interest on all three notes amounts to $353,796, for an aggregate amount owing of $1,110,046. At the time of the execution of these promissory notes, Mr. Ford was Chief Executive Officer of the Company and these notes were drafted under Mr. Ford’s direction. The Company is seeking payment of the promissory notes and accrued interest.

          On August 7, 2009, Mr. Ford responded by filing a Motion to Disqualify the Company’s legal counsel, Gary E. Susser and request a staying action until such time as the Company obtains new legal counsel. On September 16, 2009 a hearing on Order to Show Cause occurred. On October 26, 2009 a ruling was issued, denying the Company’s request for custody of the collateral. On November 5, 2009 Richard Ford filed a motion to stay proceeding pending payment of documentary stamps and amendment of the complaint and relief from prior orders relating to production of information pertaining to the sale of stock. On November 5, 2009, the Company filed a Motion for Rehearing on Plaintiff’s Request for Possession to obtain custody of the collateral. This was heard on November 12, 2009, and the Company is awaiting a ruling. On September 10, 2010, Ford’s attorney filed a Motion to Withdraw from representation. On September 27, 2010 the Motion to Disqualify Attorney Susser was denied.

ITEM 1A. RISK FACTORS.

          Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On January 5, 2010 we agreed to pay to Emerging Markets, LLC, 60,000 shares of our common stock valued at $0.23 per share plus 20,000 shares of our common stock payable at the end of each month while the agreement is in effect during 2010. Pursuant to this agreement, on July 1, 2010, we issued 20,000 shares of common stock valued at $0.17 per share; on August 1, 2010 we issued 20,000 shares of common stock valued at $0.26 per share; and on September 1, 2010, we issued 20,000 shares of common stock valued at $0.24 per share. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

          On July 7, 2010, the Company awarded a consultant 75,000 shares of common stock at a price of $0.18 for legal services on behalf of the Company. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act.

          On July 9, 2010 the Company received proceeds of $100,000 from the sale of 571,429 shares of common stock to purchasers at a price of $0.175 per share and, as part of the offering, issued warrants to purchase 57,143 shares of common stock at an exercise price of $0.50, which expire on July 9, 2015. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We did not pay any commissions or finder’s fees and we are using the proceeds for general working capital.

          On July 20, 2010 the Company received proceeds of $50,000 from the sale of 303,030 shares of common stock to purchasers at a price of $0.165 per share and, as part of the offering, issued warrants to purchase 30,303 shares of common stock at an exercise price of $0.50, which expire on July 20, 2015. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We paid a commission of $3,500 on this transaction to a licensed broker, Alfred Rapetti, and we are using the proceeds of this sale for general working capital.

          On July 21, 2010, the Company received proceeds of $50,000 from the sale of 304,878 shares of common stock to purchasers at a price of $0.164 per share and, as part of the offering, issued warrants to purchase 30,488 shares of common stock at an exercise price of $0.50, which expire on July 21, 2015. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We paid a commission of $3,500 on this transaction to a licensed broker, Alfred Rapetti, and we are using the proceeds of this sale for general working capital.

          On July 30, 2010, the Company received proceeds of $50,000 from the sale of 253,807 shares of common stock to purchasers at a price of $0.197 per share and, as part of the offering, issued warrants to purchase 25,381 shares of common stock at an exercise price of $0.50, which expire on July 30, 2015. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We did not pay any commissions or finder’s fees and we are using the proceeds for general working capital.

          On August 4, 2010, the Company received proceeds of $50,000 from the sale of 210,084 shares of common stock to purchasers at a price of $0.238 per share and, as part of the offering, issued warrants to purchase 21,008 shares of common stock at an exercise price of $0.50, which expire on August 4, 2015. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We did not pay any commissions or finder’s fees and we are using the proceeds for general working capital.

          On August 4, 2010, the Company received proceeds of $50,000 from the Company’s Chairman and CEO, for the sale of 210,084 shares of common stock at a price of $0.238 per share and, as part of the offering, issued warrants to purchase 21,008 shares of common stock at an exercise price of $0.50, which expire on August 4, 2015. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We did not pay any commissions or finder’s fees and we are using the proceeds for general working capital.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: November 15, 2010	By /s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer

Date: November 15, 2010	By /s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board,
Vice President and principal financial officer