Form 10-K
period 2010-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2011-04-08
CIK 1019787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,342,391 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 46,482,621 shares of common stock are issued and outstanding as of April 5, 2011.

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

•	our history of losses and uncertainty that we will be able to continue as a going concern,
•	our ability to generate net sales in an amount to pay our operating expenses,
•	our need for additional financing and uncertainties related to our ability to obtain these funds,
•	our ability to repay the outstanding debt of approximately $6.4 million to one of our Directors,
•	our reliance on sales to a limited number of customers,
•	our dependence on a limited number of distributors,
•	our ability to compete,
•	our ability to protect our intellectual property,
•	market overhang issues, and
•	the application of Penny Stock Rules to the trading in our stock.

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

The Company

          Puradyn Filter Technologies Incorporated designs, manufactures, markets and distributes worldwide the puraDYN® bypass oil filtration system (the “Puradyn”) for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. Working in conjunction with the equipment’s full-flow oil filter, the Puradyn system cleans oil by continually removing solid, liquid and gaseous contaminants from the oil through a sophisticated and unique filtration and evaporation process. For engine lubricating oil, our filters are unique in that it incorporates an additive package. Because Puradyn filtered lubricating oil is kept in a continually clean state, our system has been used effectively to safely extend oil-drain intervals and to extend the time between engine overhauls. We are the exclusive manufacturer of the disposable replacement filter elements (“Element”) for the Puradyn.

Products

          The core product, the patented Puradyn bypass oil filtration system, is offered in two families of models, TF and PFT, and can be attached to almost any engine and hydraulic system. The concept of the Puradyn bypass filtration system is similar to a kidney dialysis machine that filters blood to rid it of impurities, keeping the oil continually clean. Whenever the engine or machinery is operating, the Puradyn is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as gaseous and liquid contaminants, protecting the engine or hydraulic equipment from harmful wear caused by these contaminants. Replacement elements used for filtration of engine oil contain an additive package in which base additives are replenished in the oil, helping to maintain the oil’s proper chemical balance and viscosity.

          The condition of the oil is monitored through use of a simple oil analysis sample taken at the time the Element is changed in lieu of performing a regularly scheduled oil change. If the sample results, typically received in five to seven days, show that the condition of the oil is considered good for continued use, there is no need to change the oil.

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

          The Puradyn system is currently manufactured in six different sizes suitable for placement on engines or equipment with oil sump capacities ranging from a minimum of eight to a maximum of 300 quarts. The later generation PFT model uses the same filter and offers the same benefits and features of the original TF model, with the added enhancements of easier serviceability and the main component of the system being more corrosion-resistant.

          All Puradyn systems are compatible with virtually all standard and synthetic oils on the market and they work with engines using gasoline, diesel, propane or natural gas. The Puradyn system, ordinarily, cannot be used on engines that do not have a pressurized lubricating system.

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

          The Company has implemented patented and/or proprietary technology in the filter Elements that provides several advantages including:

•

An additive package in which pellet-encased chemicals are incorporated in the replaceable filter element to replenish additives in the oil. This additive package helps to maintain the oil’s chemical balance and viscosity. In 2006, the Company re-engineered the additive package to be compatible with new oils designed to meet EPA 2007 and 2010 on-highway exhaust emission standards and be simultaneously backwards-compatible with all older API diesel lubrication oil service categories.

•

In late 2009, the Extreme Duty (XD) Element, specifically formulated to meet the needs of diesel engine lubricating oils operating in the harsh environments including relatively high levels of sulfur content in fuel, is targeted to receive enhancements to its additive package. The new XD filter Element, with an increased additive package level, also addressed the next level of emissions reduction that began in 2010.

•

CGP® Extended Life Filter Element containing a patent-pending process for chemical grafting. This technology improves the attraction and retention of soot and other solid contaminants to the packed cotton filter material. CGP technology was developed over a three-year period inclusive of laboratory and field-testing. Consolidated results from across the country show that test vehicles on a fleet of 150 over the road trucks and 230 tractor trailers vehicles averaged more than 100,000,000 miles without the need for a traditional oil change.

•	Ease of maintenance: The filter Element can be replaced in a matter of minutes.

          When the Element is changed, a small amount of make-up oil is added to replace any oil retained in the used

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

Warranties

          The Puradyn carries a six-month ‘money-back’ performance guarantee, and is currently warranted to the original user to be free of defects in material and workmanship for five years from date of purchase, with a one-year limited warranty on the heating element.

          For the Company’s performance guarantee and warranty to remain in effect, users must, among other things, maintain a record of the laboratory oil analysis results and use Puradyn replacement parts. Oil analysis is a standard industry practice endorsed by OEMs and various fleet maintenance organizations and most engine manufacturers will accept oil analyses as alternatives to their recommended oil change intervals.

          The Company has received letters from numerous OEMs which have all stated that the installation and use of the Puradyn does not void their manufacturer warranties if there is no oil related engine failure or malfunction attributed to the Puradyn. To date, there have been no significant warranty claims, although there can be no assurances that such a trend will continue.

Marketing

          The Company has established an in-house marketing department.

          The Company’s products are marketed to numerous industries including but not limited to, oil and gas services, agricultural, bus, generator, construction, mining, industrial, and a multitude of hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the Company’s primary focus is on the oil and gas services, industrial/construction, generator set, and OEM segments.

          Instead of traditional media advertising campaigns, the Company is concentrating instead on direct sales contacts, trade shows, white papers and other methods of demonstration, such as Internet-based marketing, to promote its products, generate awareness and stimulate sales.

          We rely on management’s ability to determine the existence and extent of available markets for our product. Company management has considerable sales and marketing backgrounds and devote a significant portion of their time to sales-related activities.

          One of our marketing strategies is based on creating customer ‘pull-through’, a sustained level of request for our product on the OEM level from end-users. To date, customer pull-through has resulted in a growing number of our systems being factory-installed at individual Kenworth and Freightliner truck facilities as well as at the John Deere Forestry Division facility in Joensuu, Finland.

          Taking a long-term approach, management believes that federal government entities and the U.S. military are markets that can be successfully cultivated, based on the following:

•	2010 continuing orders placed by the U.S. Military for installation on new trucks supplied by Freightliner LLC for foreign military sales.
•	2009 renewal of the Company’s General Services Administration (GSA) contract, GS-30F-0007R.

•	2008 contract received from the U.S. Army to supply 70 Puradyn systems to outfit the JERRV, part of MRAP (Mine Resistant Ambush Protected) vehicle family.
•	2007 National Stocking Number (NSN) assigned to a specific Puradyn system kit to be installed on the U.S. Army’s Mine Protection Vehicle family.
•	2007 received first order from Freightliner LLC for the Foreign Military Sales Line Haul Trucks
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

          We currently have approximately 106 domestic and international active distributors. However there are additional potential distributors, such as Freightliner, Paccar, and John Deere, which participate in other programs. While not all of these potential distributors actively promote our products, all distributors have access to our product and have the capability to sell our product.

          The Company has warehouse distributors located throughout North America and we previously utilized inventory storage space in the U.K. provided by Filter Solutions Ltd., a master distributor during 2008-2009. Following the termination of this arrangement in February 2009, Filter Solutions Ltd. informed the Company that they wanted to focus their sales efforts only within the United Kingdom, as a standard Distributor. Until the Company identifies a replacement, sales in Europe will be administered by Puradyn in the United States. Shipping costs may not be dramatically higher than when the product was dispensed from our U.K. warehouse, as shipping costs from the U.S. was typically already included in the prices charged to the distributors.

          Although this distributor will continue to maintain standard distributor inventory levels, the bulk of the inventory held in their warehouse was returned to the U.S. in March 2009, since customer service and shipments will be administered from the U.S. The remaining international distributors are located primarily in South America, Europe, and Asia. These distributors purchase product directly from the Company and sell to their existing or new customers. The Company will accept returns of products that are defective at the time of sale to the distributor or prove to be defective during the limited warranty period. Returns are subject to specific conditions.

          As a significant portion of our products are sold to distributors, this could unfavorably affect our overall exposure to credit risk as these customers could be affected by potential economic or other conditions.

          There can be no assurance that such distributors will be successful in introducing the Puradyn in their territories as they will face obstacles similar to those any Company and its distributors would have encountered when introducing an innovative technology in their territories.

Sales

Direct Sales

          The Company directly and/or with the assistance of its manufacturer’s representatives, distributors or other agents, markets its products directly to OEMs, other distributors and national accounts. Typically, larger customers require an evaluation period to operate the system on their equipment. While set for a specific period of time, usually ranging from three to 12 months, evaluations are often influenced by a number of variables including equipment downtime or servicing which may extend the evaluation period. Consequently, the sales period can be relatively long; however, we have seen this evaluation period continue to shorten as the Company’s products gain wider acceptance and support from well-known end users and OEMs.

          Currently, our products are being evaluated (in various stages of progress) by numerous potential end users and existing customers including, among others:

•	A major engine OEM
•	A major transmission OEM
•	Two leading food companies
•	The U.S. Military

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

          We are dependent upon sales to a limited number of customers. During 2010 and 2009 two customers together accounted for approximately 53% and 34%, respectively, of the Company’s consolidated net sales. These two customers individually accounted for greater than 10% each of net sales, or approximately $1,619,000 and approximately $622,000, respectively in 2010 and 2009.

          At December 31, 2009 there were three customers, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 36%, 14%, and 13% for a total of 63% of total accounts receivable. The loss of business from one or a combination of our significant customers could adversely affect our operations.

          The Company’s domestic sales are made on credit terms, which vary depending on the nature of the sale. The Company believes it has established sufficient reserves to accurately reflect the amount or likelihood of product returns or credits and uncollectible receivables. However, there can be no assurance that actual returns and uncollectible receivables will not exceed the Company’s recorded reserves.

International Sales

          The Company, directly and/or with the assistance of commission-based manufacturer’s representatives, has established primarily non-exclusive distributors and sales representation in various countries, including Denmark, Germany, South Africa, Nigeria, United Kingdom, Thailand, Colombia, and others. The ultimate success of these and other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. Unlike domestic sales, the Company has a policy on international sales for them to be paid in advance before shipping or secured by a letter of credit. The Company’s credit risk is minimal with international sales as a result of this policy. Total international sales amounted to approximately 17% and 24% of consolidated net sales in 2010 and 2009, respectively.

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

          In December 2010, the Company completed a surveillance audit to achieve 9001:2008 certification, validating its Quality Management Standards process for ‘design, manufacture, sales and distribution of bypass oil filtration systems and replacement filters for various industries.’ Management believes this certification reinforces recognition of its tangible commitment to quality control from OEMs and other potential large customers.

Competition

          Our primary competitors are Premo Lubrication Technologies, Inc., OilGuard, Amsoil Inc., and Oil Purification Systems, Inc. Competitive bypass oil filters produced by other companies in varying degrees address the issues of solid or liquid contaminant filtration through centrifugal design, media filtration or evaporation. However, Puradyn believes that it designs and manufactures the only bypass oil filtration system that incorporates all of the following features which we believe provides us with a competitive advantage:

•	Filtering solid contaminants to below one micron, including enhanced soot retention through the use of a patent-pending process for chemical grafting;
•	Effectively removing harmful gaseous and liquid contaminants through a heated evaporation chamber; and
•	Replenishing the base additives so as to maintain proper oil total base number (TBN) and viscosity

          Tests performed by a leading independent testing facility demonstrated that the Puradyn system surpassed the capacity, efficiency and overall performance of one of its leading competitors. Using our standard filter with additives, the Puradyn system tested 92.05% efficient under the SAE HS806-95 (modified) standards for filter capacity and contaminant removal. This test was rerun a year later using the patent-pending process for chemical grafting, improving the filter efficiency to 100%. Efficiency reflects the ability to remove particles and other chemicals from the oil. While efficiency is not necessarily a standard of comparison to other products, it does demonstrate the filtering capability of the Puradyn unit.

          The proper use of our products reduces the need for oil maintenance services, replacement parts, original oil sales and consumption and waste oil disposal.

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

Patent No.	Description	Date Issued
5,630,912	oil reclamation device with evaporator base and head mounted filter	May 20, 1997
5,591,330	oil filter containing a soluble thermoplastic additive material therein	July 7, 1997
5,639,965	oil reclamation system flow meter	July 17, 1997
5,718,258	releasing additives into engine oil	February 17, 1998
6,139,725	oil reclamation device with vaporization chamber	October 31, 2000

          We believe our patented technology is especially important on engines built since the enactment of the Clean Air Act of 1992, which requires tighter specifications for diesel engines. We have also applied for and received patents on these technologies in a number of foreign counties.

          During 2008-2010, we applied for the following patents:

•	A new patent for a multi-filter lubricant purification system which can be serviced while the engine is running.
•	A new patent for an oil-soluble additive injection apparatus, which will increase the efficacy of the replacement filter element.
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

Governmental Influence

          Our products typically do not require any governmental approvals. As part of the certification process under the California Environmental Protection Agency’s Department of Toxic Substances in July 1994 and subsequent re-certifications in July 1998 and August 2003, the Company obtained an Executive Order issued by the State of California Air Resources Board stating that the Puradyn does not reduce the effectiveness of applicable vehicle pollution control systems, and may be installed on all 2002 and older model vehicles with pressure oil systems. While this certification is no longer in use by the California EPA, the Puradyn remains the only technology of its kind to have been designated as a ‘Pollution Prevention’ technology.

          2007 emissions standards represented landmark regulations affecting engines using catalytic converters and particulate traps in addition to that using exhaust gas recirculation (EGR). Due to these after-treatment devices and their sensitivity to ash content, the oil industry developed entirely new additive formulations removing any additives that produced ash as a byproduct. In order to be compatible with the new oil formulation, we developed an entirely new additive package for 2007. In addition, this new additive package is backwards-compatible in that it is also compatible with the pre-2007 oils. Both lab and field tests of the newer additive package have demonstrated excellent results and a next-generation additive package has been formulated to meet more stringent regulations that were introduced in 2010.

          As more engine manufacturers move to newer methods, including EGR, the oil is being subjected to more extreme conditions increasing the need for finer filtration of contaminants such as soot; reduction of water and gaseous contaminants, and constant replenishment of oil additives to combat oxidation and acid.

          We believe that engine manufacturers can capitalize on our enhanced technology to remove soot from their oil to maintain their extended drain intervals by operating on constantly clean oil.

          The conservation of energy, oil, and natural resources has become an important part of the national energy and environment agenda. We believe the current U.S. administration’s agenda, which in part, makes the commitment to conserve more oil over the next ten years than the U.S. currently imports from Middle East and Venezuela combined, could result in a mandate of federal fleets to use bypass filtration technology as a means to immediately conserve resources while alternative means of energy and environmental conservation are researched.

Employees

          At March 30, 2011, the Company had 23 full-time employees, including our executive officers.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2010. For the years ended December 31, 2010 and 2009, we reported net losses of $1,574,056 and $2,070,598. At December 31, 2010, we had an accumulated deficit of approximately $52.1 million. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led our independent registered public accounting firm to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2010 and 2009 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results and it is possible that we will be required to cease some or all of our operations if we are not successful in raising capital as needed. In that event, you could lose your entire investment in our company.

OUR NET SALES ARE NOT SUFFICIENT TO FUND OUR OPERATING EXPENSES. THERE ARE NO ASSURANCES WE WILL BE ABLE TO INCREASE OUR SALES, IN THE NEAR FUTURE, TO A LEVEL WHICH WILL FUND OUR OPERATING EXPENSES.

We used cash in operations of approximately $1.2 million and approximately $1.1 million in 2010 and 2009, respectively.

Our operating expenses increased approximately 13% in 2010 from 2009. Our net sales have never been sufficient to fund our operating expenses. During 2010 and in to 2011 we continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these cost reductions will impact our results of operations in future periods. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company.

WE NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through a credit line from our Chairman, as well as the issuance of equity and short-term loans. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. At December 31, 2010, we had working capital deficit of $440,952 as compared to working capital deficit of $198,476 at December 31, 2009. We need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. We do not have any commitments for additional capital and we cannot assure you that any additional capital will be available to us in the future upon terms acceptable to us. Given our history of losses, debt levels and general uncertainties of the capital markets, we face a number of challenges in our ability to raise capital. If we do not raise funds as needed, our ability to provide for current working capital needs, pay our obligations as they become due, grow our company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our company.

WE OWE ONE OF OUR DIRECTORS APPROXIMATELY $6.4 MILLION WHICH IS DUE BY DECEMBER 31, 2012.

Since March 2002, one of our Directors has been providing funding to us for working capital on an unsecured basis. At December 31, 2010, we owed him approximately $6.4 million. As extended, this loan is due on December 31, 2012 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our CEO will extend the due date. While the loan is unsecured, this obligation makes it more difficult for us to secure the additional financing we need to fund our operations.

WE RELY ON SALES TO A LIMITED NUMBER OF CUSTOMERS AND THERE ARE NO ASSURANCES THAT THESE CUSTOMERS WILL CONTINUE TO PURCHASE PRODUCTS FROM US.

We are dependent upon sales to a limited number of customers. During 2010 two customers individually accounted for approximately 40% and approximately 13% (for a total of 53%) of our net sales. During 2009 two customers individually accounted for approximately 23% and approximately 11% (for a total of approximately 34%) of our net sales. We do not have contracts with our customers and the loss of sales from one or more of these customers could materially impact our results of operations in future periods.

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

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

          At December 31, 2010, we had 46,070,076 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, were outstanding:

•	4,558,975 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.50 to $1.25 per share; and

•	2,161,583 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $.14 per share to $2.60 per share.

          The issuance of these shares will be dilutive to our existing stockholders.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTCQB, OUR STOCK IS CONSIDERED A “PENNY STOCK” WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

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

          We lease approximately 25,500 square feet of office and warehouse space in Boynton Beach, Florida which serves as our principal executive offices, from an unrelated third party. Under the terms of the five year lease, which expires on July 31, 2013, we pay an average rent of approximately $188,000 per year, with a 3% increase annually during the remaining term of the lease.

ITEM 3.	LEGAL PROCEEDINGS.

          On July 7, 2009 the Company filed a lawsuit in the Circuit Courts in 15th Judicial District in and for Palm Beach County, Florida, styled Puradyn Filter Technologies, Inc. versus Richard C. Ford case number 502009CA023128XXXXMB. In this action against Mr. Ford, our former Chief Executive Officer, the Company is alleging non-payment of three promissory notes totaling $756,250 with interest at a rate of 5.63% per annum since July 25, 2001, the execution date of the notes. As of November 13, 2009 interest on all three notes amounts to $353,796, for an aggregate amount owing of $1,110,046. At the time of the execution of these promissory notes, Mr. Ford was Chief Executive Officer of the Company and these notes were drafted under Mr. Ford’s direction. The Company is seeking payment of the promissory notes and accrued interest.

          On August 7, 2009, Mr. Ford responded by filing a Motion to Disqualify the Company’s legal counsel, Gary E. Susser and request a staying action until such time as the Company obtains new legal counsel. On September 16, 2009 a hearing on Order to Show Cause occurred. On October 26, 2009 a ruling was issued, denying the Company’s request for custody of the collateral. On November 5, 2009 Richard Ford filed a motion to stay proceeding pending payment of documentary stamps and amendment of the complaint and relief from prior orders relating to production of information pertaining to the sale of stock. On November 5, 2009, the Company filed a Motion for Rehearing on Plaintiff’s Request for Possession to obtain custody of the collateral. This was heard on November 12, 2009, and the Company is awaiting a ruling. On September 10, 2010, Ford’s attorney filed a Motion to Withdraw from representation. On September 27, 2010 the Motion to Disqualify Attorney Susser was denied. The Company is still vigorously pursuing these matters.

ITEM 4.	(REMOVED AND RESERVED).

          None.

PART II

ITEM 5.	STOCKHOLDER MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          Our common stock is quoted on the OTCQB under the symbol PFTI. The reported high and low sales prices for the common stock as reported on the OTCQB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2009
First quarter ended March 31, 2009	$0.41	$0.14
Second quarter ended June 30, 2009	$0.33	$0.14
Third quarter ended September 30, 2009	$0.47	$0.22
Fourth quarter ended December 31, 2009	$0.41	$0.14

Fiscal 2010
First quarter ended March 31, 2010	$0.24	$0.15
Second quarter ended June 30, 2010	$0.22	$0.15
Third quarter ended September 30, 2010	$0.44	$0.14
Fourth quarter ended December 31, 2010	$0.33	$0.22

          On March 25, 2011, the last sale price of our common stock as reported on the OTCQB was $0.33. As of March 25, 2011, there were 312 record owners of our common stock. The transfer agent for the Company’s common stock is Pacific Stock Transfer, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119.

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

Recent Sales of Unregistered Securities

          On January 10, 2011, the Company received proceeds of $50,000 from the Company’s Chairman and CEO, for the sale of 204,918 shares of common stock at a price of $0.244 per share and, as part of the offering, issued warrants to purchase 20,492 shares of common stock at an exercise price of $0.50, which expire on January 10, 2016. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We did not pay any commissions or finder’s fees and we are using the proceeds for general working capital.

          On February 1, 2011, the Company received proceeds of $50,000 from the sale of 187,266 shares of common stock to purchasers at a price of $0.267 per share and, as part of the offering, issued warrants to purchase 18,727 shares of common stock at an exercise price of $0.50, which expire on February 1, 2016. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We did not pay any commissions or finder’s fees and we are using the proceeds for general working capital.

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
•

Providing an operational maintenance solution to end users in conjunction with existing and reasonably foreseeable federal environmental legislation such as new regulation affecting diesel engines and diesel fuels, mandating cleaner diesel engines which first went into effect January 1, 2007. Additional and more stringent legislation went into effect in 2010.

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

          While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of industry acceptance based on recent accomplishments:

•

In November 2010, we announced that Komatsu Equipment Company, the exclusive distributor for Komatsu mining and construction equipment Utah, Nevada, and portions of Wyoming, has joined our distributor network.

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

•	Increased activity in the open pit mining industry for large haul trucks carrying upwards of 250 tons of material from the mine face.
•	Increased activity in South and Central America..

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

          We believe that industry acceptance resulting in sales will continue to grow in 2011; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues. Even with the above announcements, business revenue in 2010 was below management expectations, which we believe is attributable to the sluggish economic environment.

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

          We believe international sales are especially well suited to our product given that environmental controls are not as regulated in countries outside North America. Certain applications representing a higher return on investment are more prevalent in use outside of North America and end-users consequently are more receptive to the total maintenance package, including the use of oil analysis, which the Puradyn system requires to verify oil condition. In 2009, total international sales accounted for 24% of the Company’s consolidated net sales. However, we believe that the substantial decline in international sales to approximately 17% of our total net revenues in 2010 is attributable to the recession impacting the economy during 2010.

          Our focus on specific industries throughout 2010 continued to pay dividends through 2010. These industries demonstrated early signs of recovery from the economy’s current situation, and we are beginning to benefit from their recovery. We also saw signs from our international business of increasing activity and orders throughout 2010. Our activity with an OEM substantially increased in 2010 and should provide benefits throughout 2011.

          Optimizing our limited resources and obtaining sufficient capital is key to accomplishing our goals. We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the specific niche industries using our system. To accomplish these tasks, we may need to obtain capital funding and add appropriate sales and marketing support to be sure our distributors and customers are served. As a response to our growing sales, in early 2010, we hired an additional sales person and anticipate the need for at least one more sales person plus one sales support person. We added an applications engineer in the last quarter of 2009 and a product engineer in the first quarter of 2011 as our OEM account list continued to grow. The expansion into the OEM area is rewarding in the aspect that it provides a steady flow of material requirements for our manufacturing facility. Additionally, OEM business allows us more stability in retaining trained manufacturing personnel, a stronger supply chain with steady production, economies of scale, and the ability to better utilize our overhead with higher average material turn rates.

          We continue to address our liquidity and working capital issues as we continue to seek to raise additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these costs reductions will impact our results of operations during the balance of 2011 and beyond. We also continue to review cost of material increases, some of which are passed through to our customers as product price increases beginning in January in each of the past few years. As a result of the declining economy, in January 2010 we elected not to implement a yearly price increase. As of the date of this report we have not implemented one for 2011, however, we may revisit this issue if the economy continues to improve and raw material costs increase.

Going Concern

          Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led our independent registered public accounting firm Webb & Company P.A. to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2010 and 2009 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Impairment of Long-Lived Assets

          The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets under the guidelines of FASB ASC 360, Property, Plant, and Equipment. Factors that the Company considers in making this evaluation include estimating the undiscounted net cash flows estimated to result from the assets over their remaining useful life. Should the Company’s estimates of these factors change the Company’s results of operations and financial condition could be adversely impacted.

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

Recent Accounting Pronouncements

          Information concerning recently issued accounting pronouncements is set forth in Note 1 of our Notes to Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” and is incorporated herein by reference.

Impact of inflation and foreign currency translation gains and losses

          Inflation has not had a significant impact on our operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the end users cost/benefit analysis as to the use of our products.

          The financial statements of our U.K. subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during the year ended December 31, 2010 as well as 2009 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the years ending December 31, 2010 and 2009, we recorded a foreign currency exchange rate gain of $0 and approximately $121,000, respectively, which is included in selling and administrative expenses in the consolidated statements of operations for each period which appear elsewhere herein. The exchange rate of the British pound to the U.S. dollar fluctuated from 1.5928 on December 31, 2009 to 1.55 on December 31, 2010 as compared to 1.4479 on December 31, 2008 to 1.5928 on December 31, 2009.

Results of Operations

Year Ended December 31, 2010 (2010) as Compared to Year Ended December 31, 2009 (2009)

          The following table sets forth (amounts in thousands) the Company’s operating information for 2010 and 2009:

	(in thousands)
	2010	2009	Increase (Decrease)
Net sales	$3,106	$1,911	$1,195
Operating costs and expenses:
Cost of products sold	2,355	1,766	589
Salaries and wages	1,035	1,001	34
Selling and administrative	1,094	881	213
	4,484	3,648	836

Loss from operations	(1,378)	(1,737)	(359)

Other income (expense):
Interest income	—	—	—
Interest expense	(163)	(157)	6
Other expense	(34)	(176)	(142)

Total other expense	(197)	(333)	136
Net loss	(1,575)	$(2,071)	496

(in thousands)
	2010	2009	Change
Gross sales	$3,120	$1,936	$1,184
Sales returns and allowances	(14)	(25)	11
Net Sales	3,106	1,911	1,195
US domestic sales	2,576	1,451	1,125
US international sales	530	388	142
UK sales	—	72	(72)
Net Sales	3,106	$1,911	1,195

          Net Sales Net sales increased 62.5% in 2010 compared to 2009. This increase was attributable primarily to one customer’s increased purchases. During 2009 this customer represented approximately 23% of sales; during 2010 this customer represented approximately 40% of sales. We anticipate this customer will provide a lower percentage of our sales in 2011, but will represent a substantial percentage of our sales. We expect sales to increase overall in 2011, based upon information from existing customers on their planned 2011 product purchases.

          International sales increased approximately 15.2% in 2010 compared to 2009. As a percentage of sales, international sales represented 17.1% of net sales in 2010 compared to 24.1% in 2009. Domestic sales increased approximately 77.5% in 2010 compared to 2009. Included in international sales for 2009 are sales of our UK subsidiary, whose offices were closed in March, 2009. We anticipate that international sales will increase in 2011, but remain at the same proportion of sales as in 2010.

          Sales to two customers individually accounted for approximately 40% and 13% (for a total of 53%) in 2010 and approximately 23% and 11% (for a total of 34%) in 2009.

          Product mix shifted in 2010 compared to 2009. Oil filtration units composed 8% of total filter and unit sales in 2010 compared to 6% in 2009. We believe this increase is attributed to an improving economy and customers willing to make longer term investments in the more expensive capital addition of new units, for greater payback benefit, over short term maintenance expense.

          Cost of Sales Cost of products sold, as a percentage of sales, decreased from approximately 92% for 2009 to approximately 76% for 2010. The majority of the decrease in our overall cost of sales is attributable to the higher sales volume, which permitted our overhead costs to be applied to more units produced. The following table sets forth the components of cost of sales:

	2010	2009	Change
Materials & Overhead	$1,505,628	$1,031,268	$474,360
Freight Out & Fees	118,790	41,974	76,815
Scrap, Rework and Warranty adjustment	24,896	(70,086)	94,982
Adjustment to Inventory Reserves	94,404	113,604	(19,200)
Manufacturing Wages & Benefits	284,326	290,274	(5,948)
Occupancy Expense	292,841	284,244	8,595
Depreciation and Amortization	10,057	8,611	1,447
Other Expenses	24,255	15,710	8,545

	$2,355,197	$1,715,601	$639,596

          Materials and Overhead applied increased in 2010 as compared to 2009 as a result of higher sales. The substantial increase in freight out resulted from higher shipping costs along with higher shipping volume. Accordingly, shipping charges collected from customers included in sales revenues were 41% higher in 2010 compared to 2009. The increase in scrap, rework and warranty adjustment expense catagory was primarily a result of the variance in the warranty reserve. During 2009 the warranty reserve was substantially reduced which gave rise to a negative amount in the expense line item in the amount of $103,596. The current year provision resulted in an expense of $1,345.

          Although sales increased 62.5% in 2010 compared to 2009, cost of sales increased only 33.3%, indicating improved performance in cost containment and buying. We anticipate improved performance in 2011.

          Salaries and Wages Salaries and wages increased approximately 3.4% in 2010 as compared to 2009. This increase resulted from one engineer hired at the end of 2009, the addition to our sales staff, hired March 2010 and a member of our production team hired April, 2010. The increase in payroll expense was offset by the departure of accounting personnel in April, 2010. Salaries and wages, as a percentage of sales, were 33.3% for 2010 and 52.3% for 2009. Management anticipates minimal hiring if the OEM and niche industry targets increase sales. Otherwise, management does not anticipate any changes to our salaries and wages at our current sales volume.

          Selling and Administrative Expenses Selling and administrative expenses increased by approximately 24.2% in 2010 from 2009. This increase is due to a decrease in exchange rate gains experienced in 2009 and increases in professional fees, investor relations expenses and travel and marketing expenses. Those increases were offset by a decrease in stock compensation expenses. The following table sets forth the components of selling and administrative expenses:

	2010	2009	Change
Employee Benefits	$173,110	$146,434	$26,676
Travel & Marketing	208,472	161,999	46,474
Depreciation/Amortization	34,822	29,814	5,008
Engineering	55,751	57,503	(1,752)
Professional Fees	267,884	121,605	146,279
Investor Relations	68,630	1,864	66,767
Occupancy Expense	109,195	100,374	8,821
Patent Expense	78,756	80,000	(1,243)
Stock Compensation	39,167	207,016	(167,850)
Bad Debts	(3,321)	6,127	(9,448)
Exchange (Gain)/Loss	—	(121,003)	121,003
Other Expenses	61,216	89,166	(27,952)

Total	$1,093,682	$880,899	$212,782

The increase in travel and marketing was due to the addition of a salesperson and higher marketing efforts. Professional fees increased as a result of employing outside consultants to perform activities handled by former employees. The increase in investor relations was due to our contract with an investment relations firm that became effective in 2010. All amounts paid under the investment relations contract were paid in common stock. In 2010 we did not pay any compensation to employees in stock, only options. This resulted in the decrease in stock compensation in 2010 compared to 2009. We anticipate that our selling and administration expenses will remain at the same level in 2011 as 2010.

          Interest Expense Interest expense increased in 2010 as compared to 2009 as a result of increased borrowings in 2010. The Company pays interest monthly on the notes payable to our Chairman and CEO at prime rate less .5%, with rates reset as often as the Federal Reserve changes interest rates, which was a weighted average of 2.568% for 2010, as compared to an average of 2.45% for 2009.

          Other (Expense) For 2010 this amount represents the reversal of prior accrued interest on a loan connected with a 2001 stock option exercise, that was cancelled in 2008. In 2009 this item is attributable to a reserve established against shareholder loan interest due that was previously accrued on a principal balance of $756,250 at 5.63% beginning July 25, 2001. This relates to three promissory notes totaling $756,250 due from our former Chief Executive Officer, Richard C. Ford. The Company is presently in litigation for collection of the note and interest due from Mr. Ford.

Liquidity and Capital Resources

          Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2010, we had cash and cash equivalents of approximately $50,000 as compared to cash and cash equivalents of approximately $140,000 at December 31, 2009. At December 31 2010, we had negative working capital of approximately $441,000 and our current ratio (current assets to current liabilities) was .70 to 1. At December 31, 2009 we had negative working capital of approximately $198,000 and our current ratio was .86 to 1. The decrease in working capital and current ratio is primarily attributable to decreases in cash, inventory and prepaid expenses, an increase in accrued liabilities offset by a decrease in deferred revenues, as well as an increase in inventory allowance.

          We have incurred net losses each year since inception and at December 31, 2010 we had an accumulated deficit of $52,114,411. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sales of our stock from time to time and loans from third parties and from related parties to fund our operations. During 2010, we raised a total of $450,000 in capital from two institutional investors and current stockholders and during 2009 we raised a net additional $1.983 million. In addition, as of December 31, 2010, we owe our stockholder approximately $6.4 million for funds he has advanced to us from time to time for working capital. Interest expense on this loan was $157,866 for the year ended December 31, 2010.

          We do not currently have any commitments for capital expenditures. Our current cash position is insufficient to cover our current operating needs. While we anticipate cash flows from 2011 sales activity, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. In addition, as set forth above, we owe our stockholder approximately $6.3 million which is due on December 31, 2012 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our stockholder will extend the due date. We continue to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of its assets to continue as a going concern through 2011. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our company.

Operating activities

Net cash used in operating activities during 2010 was $1,197,564, as compared to $1,136,119 for 2009. This was primarily the result from the net loss of $1,574,056 and $2,070,598 for 2010 and 2009, respectively. During 2010, the effect of the net loss on working capital is offset by an increase in the provision for obsolete and slow moving inventory, deferred compensation and compensation expense paid in stock based arrangements and prepaid expenses. During 2009, the effect of the net loss on working capital is offset by a decrease in inventories, accounts payables and deferred compensation.,

Investing activities

Net cash used in investing activities during 2010 was $35,531, as compared to $49,260 for 2009. The majority of the 2010 and 2009 investments related to computer and software acquisitions.

Financing activities

Net cash provided by financing activities was $1,143,328 for 2010, as compared to $1,323,610 for 2009. During 2010 the net amount of $445,100 was received from private stock transactions issued for cash, as compared to $1,982,776 for 2009. During 2010 $676,500 was received from a shareholder credit line, as compared to $355,713 which was received in 2009. $1,013,000 was used to pay down the credit line in 2009. This loan is a line of credit made available to us by a member of our Board of Directors. Additionally, $25,000 was received from a stockholder and director. During 2010 this amount plus $25,000 loaned in the prior year was forgiven.

Impact of Inflation

Inflation has not had a significant impact on the Company’s operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company’s end users cost/benefit analysis as to the use of the Company’s products.

Off Balance Sheet Arrangements

          None.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Our financial statements are contained later in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Our management, which includes our Chief Executive Officer and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and our Vice President who serves as our principal financial officer, concluded that as of December 31, 2010, there is a material weakness in internal control in relation to our inventory and therefore disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Vice President who serves as our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

The specific material weakness identified by our management was that we did not maintain effective controls to timely monitor and review the performance of our physical inventory observations and counting procedures and related count adjustments in our automated inventory system, resulting in errors in the recorded inventory balances. Additionally, management did not properly review and identify slow moving and obsolete inventory.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To remediate the material weakness surrounding the inventory issue described above, we have taken the following actions during the period ended March 31, 2011:

•	Completed a full wall-to-wall physical inventory count at March 31, 2011;

•	Commenced periodic review and additional analysis procedures to identify slow moving and obsolete items;

•	Provided related training to staff to help ensure that these procedures are properly performed; and

•	Revised the physical counting procedure to provide second and third tier recounts to verify observed counts.

          Additionally, we will perform a complete review of inventory processes and procedures to identify and adopt measures to further improve and strengthen our overall control environment, and will continue to monitor vigorously the effectiveness of these processes, procedures and controls.

ITEM 9B.	OTHER INFORMATION.

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

          The following individuals serve as our executive officers and/or members of our Board of Directors:

Name	Age	Positions
Joseph V. Vittoria	75	Chairman of the Board of Directors and Chief Executive Officer
Kevin G. Kroger	59	President, Chief Operating Officer and Director
John S. Caldwell (2)	66	Director
Forrest D. Hayes (1), (2)	78	Director
Dominick Telesco	80	Director
Charles W. Walton (1)	78	Director
Alan J. Sandler	72	Principal Financial Officer, Vice President, Chief Administrative Officer and Corporate Secretary

(1)	Audit Committee member
(2)	Compensation Committee member

          Joseph V. Vittoria was appointed to the Puradyn Board of Directors as Chairman on February 8, 2000 and to the office of Chief Executive Officer on October 24, 2006. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. from 1997 until it was sold in 2000. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc., and was its President and Chief Operating Officer from 1982 to 1987. Mr. Vittoria also serves as Chairman of the Boards of Great Wolf Resort and Greenjets, and as a member of the board of City Car Services, Inc.

          Mr. Vittoria’s extensive management, banking, organizational growth and experience brings oversight and guidance to the Company’s entire organization. The Board believes that Mr. Vittoria has the experience, qualifications, attributes and skills necessary to serve as a Director.

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

          With vast experience in the automotive and trucking industries, Mr. Kroger provides our company with operations oversight and guidance in sales and marketing. Mr. Kroger also holds a degree in engineering which facilitates our research and development area, along with a deeper understanding in configuring our product to the customer’s needs. The Board believes that Mr. Kroger has the experience, qualifications, attributes and skills necessary to serve as a Director.

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

          Gen. Caldwell’s logistic and military background brings to our organization oversight and guidance in the planning and execution of our financial and operational growth plan. The Board believes that Gen. Caldwell has the experience, qualifications, attributes and skills necessary to serve as a Director.

          Forrest D. Hayes was appointed to the Board of Directors in 2005; Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Hayes served as Vice President and CFO of Wastequip, Inc., a privately owned manufacturer of waste equipment in 1990 and 1991, and from 1992 to 2000, as a member of the Wastequip Board of Directors. Mr. Hayes was President and CEO of Brittany Corporation, a privately owned manufacturer of auto/truck parts and HVAC parts from 1992 to 2000, and as Vice-Chairman through 2003. Prior to this, Mr. Hayes served as a CPA with Arthur Andersen from 1954 to 1990 in various capacities including Managing Partner of Cleveland and Cincinnati, Ohio offices. Mr. Hayes was a member of the board of The Town and Country Trust from 2005-2006 and currently serves on the board of Polychem Corporation and Brittany Stamping, LLC.

          Mr. Hay’s depth of experience and credentials in the financial arena and his experience as CEO of a manufacturer of auto and truck parts provides insight and a knowledge base to the company on finance, production and marketing which is extremely valuable to the operation. The Board believes that Mr. Hayes has the experience, qualifications, attributes and skills necessary to serve as a Director.

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

          Mr. Telesco brings to the Company many years of finance and banking experience along with strategic and corporate oversight guidance. The Board believes that Mr. Telesco has the experience, qualifications, attributes and skills necessary to serve as a Director.

          Charles W. Walton, Ph.D. was appointed to the Puradyn Board of Directors on August 25, 2005 and is a member of the Audit Committee. Dr. Walton is retired. He was Chairman of Wastequip, Inc., which he founded in 1989. As a result of over 35 successful acquisitions and internal growth, Wastequip is now the largest supplier of equipment for the waste management industry in North America. Prior to founding Wastequip, Dr. Walton was President and Chief Executive Officer of Sudbury, Inc., a Fortune 500 diversified manufacturing company, which he co-founded in 1983. Dr. Walton holds the degrees of Bachelor of Science in Foreign Service and PhD. in economics from Georgetown University, Washington, D.C

          Dr. Walton’s experience as the Chief Executive Officer of a fortune 500 company and his successful acquisition record provides the company with leadership, insight and financial/strategic guidance. The Board believes that Dr. Walton has the experience, qualifications, attributes and skills necessary to serve as a Director.

          Alan J. Sandler joined our company in June 1998 and has served in various positions including President (June 1998 until January 2000), principal financial officer (April 2010 to present), Vice President (January 2000 to present), Chief Operating Officer (June 1998 to January 2000), Chief Administrative Officer (February 2000 to present) Secretary (June 1998 to present), Chief Financial Officer (June 1998 to March 2001 and August 2001 to March 2002), and Director (June 1998 to December 2004). Prior to joining our company, from 1995 until 1997 Mr. Sandler served as President and Chief Executive Officer to Hood Depot, Inc., a national restaurant supply manufacturer/distributor. From 1979 to 1995 he was President and Chief Executive Officer of Sandler & Sons Dental Supply Company, a regional dental supply and equipment distributor. Previous to this position he was a Vice President of Gardner Advertising Company, a national advertising agency, from 1965 to 1979.

          There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Compliance With Section 16(a) of the Exchange Act

          Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2010 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2010, as well as any written representation from a reporting person that no Form 5 is required, we are aware of no officer, director or 10% or greater stockholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2010 except Mr. Caldwell, Mr. Hayes, Mr. Walton and Mr. Telesco, members of our Board of Directors, and Mr. Kroger and Mr. Sandler, officers, who failed to timely file Form 4 reporting one transaction each except for Mr. Telesco, who failed to timely file two Form 4 reports reporting one transaction on each filing. These reports were subsequently filed.

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

          The audit committee met four times in 2010.

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
•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2010 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. In the case of our company this includes two key employees of our company.

For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers.” The value attributable to any option awards is computed in accordance with FASB ASC 718, Compensation-Stock Compensation. During each of fiscal 2009 and fiscal 2010, two of the executive officers listed below have deferred approximately 50% of their base wages and/or annual increases. The amounts included below reflect wages actually earned during the respective periods.

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)

Joseph V. Vittoria [1]	2010	—	—	—	—	—	—	—	—

	2009	—	—	—	—	—	—	—	—

Kevin Kroger [2]	2010	185,920						17,341	203,261

	2009	185,920	—	—	—	—	—	11,656	197,576

Alan Sandler [3]	2010	112,000						1,205	113,205

	2009	112,238	—	—	—	—	—	627	112,865

1          Mr. Vittoria, who is also the Chairman of our Board of Directors, serves as our Chief Executive Officer.

2          Mr. Kroger serves as our President and Chief Operating Officer. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Kroger during each fiscal year, disability and life insurance premiums we pay on his behalf, as well as 95%, of the $6,750 annual lease of the Florida apartment to provide accommodations for Company use. This percentage is based on his usage of the apartment, which was leased throughout 2008, expired on December 31, 2008 and was not renewed until December, 2009, effective beginning January 1, 2010. Annual salary deferral of $102,920, which is included in his salary for 2009 and 2010 in the foregoing table, is payable at such time as the company achieves a positive cash flow or on an emergency basis, as approved by the CEO.

3          Mr. Sandler serves as our principal financial officer, Vice President, and Chief Administrative Officer. All Other Compensation in the foregoing table represents the amounts for reimbursement of Social Security and Medicare premiums. Annual salary deferral of $62,000, which is included in his salary for 2009 and 2010 in the foregoing table, is payable at such time as the company achieves a positive cash flow or on an emergency basis, as approved by the CEO. In 2010, accrued but unpaid interest due from Mr. Sandler in the amount of $33,958 was cancelled in connection with the July 3, 2008 return of a stock certificate and cancellation of the loan secured by that stock certificate.

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

          Mr. Sandler, who has served as our principal financial officer since April 2010 and Vice President and Chief Administrative Officer since January 2000, is not a party to an employment agreement with the Company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Sandler’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in determining the amount of Mr. Sandler’s compensation. During the fiscal year 2009 Mr. Sandler’s compensation package included a base annual salary of $112,000, with approximately $62,000 deferred annually, deferred until such time as the company reaches a positive cash flow, 100,000 employee stock options, exercisable at $.26 per share, with a four-year vesting period from date of grant, 100,000 employee stock options exercisable at $.30 per share with a two-year vesting period from date of grant, and company-provided insurance benefits and reimbursement of his Social Security and Medicare premiums. The amount of payable to Mr. Sandler can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

Outstanding Equity Awards at Fiscal Year End

          The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Joseph V. Vittoria						—	—	—	—
	80,000	—	—	1.25	11/15/11	—	—	—	—
	150,000	—	—	1.25	3/24/13	—	—	—	—
	71,429	—	—	1.25	3/26/13	—	—	—	—
	80,645	—	—	1.25	4/4/13	—	—	—	—
	86,207	—	—	1.25	5/9/13	—	—	—	—
	92,593	—	—	.50	7/17/14	—	—	—	—
	21,008	—	—	.50	8/6/15	—	—	—	—

Kevin Kroger	50,000	50,000	—	0.26	06/10/18	—	—	—	—
	100,000	—	—	1.70	01/10/13	—	—	—	—
	—	100,000	—	0.21	9/8/20	—	—	—	—

Alan Sandler	50,000	50,000	—	0.26	06/10/18	—	—	—	—
	50,000	50,000	—	0.30	08/05/18	—	—	—	—
	—	75,000	—	0.21	9/8/20	—	—	—	—

Incentive and Non-qualified Stock Option and Stock Award Plans

          On July 29, 2010, the Board of Directors approved the adoption of a stock option plan (the “2010 Option Plan”), which provides for the granting of up to 2,000,000 options, subject to stockholder approval, (for both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, based upon the determination of the Board of Directors.

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

          Our 1999 Stock Option Plan (the “1999 Plan”) was adopted on September 15, 1999 and amended in June 2000. The plan were adopted to increase proprietary interest in our company of our employees, consultants, and non-employee directors and to align more closely their interests with the interests of our stockholders. The plans may also serve to enhance our ability to attract and retain the services of experienced and highly qualified employees and non-employee directors. The 1999 Stock Option Plan expired on September 15, 2009.

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

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2010. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

		Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph V. Vittoria	—	—	—	—	—	—	—
John S. Caldwell (1)	—	—	1,454	—	—	—	1,454
Forrest D. Hayes (2)	—	—	2,257	—	—	—	2,257
Kevin G. Kroger	—	—	—	—	—	—	—
Dominick Telesco (3)	24,000	—	1,132	—	—	—	25,132
Charles W. Walton (4)	—	—	1,698	—	—	—	1,698

(1)	On October 7, 2010, General Caldwell was granted options to purchase 7,500 shares of common stock at an exercise price of $0.23 per share, vesting on August 25, 2012 and expiring on August 25, 2015.

(2)	On November 17, 2010, Mr. Hayes was granted options to purchase 10,000 shares of common stock at an exercise price of $0.27 per share, vesting on November 10, 2012 and expiring on November 10, 2015.

(3)

On December 17, 2010, Mr. Telesco was granted options to purchase 5,000 shares of common stock at an exercise price of $0.28 per share, vesting on December 17, 2012 and expiring on December 17, 2015. On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until December 31, 2010, unless terminated by either party providing 30 days written notice. Mr. Telesco is President of Boxwood Associates, Inc.

(4)	On October 7, 2010, Dr. Walton was granted options to purchase 7,500 shares of common stock at an exercise price of $0.23 per share, vesting on August 25, 2012 and expiring on August 25, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          At April 5, 2011 we had 46,482,621 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as April 5, 2011 by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Joseph V. Vittoria (1)	6,033,691	12.8%
Kevin G. Kroger (2)	842,709	1.5%
Alan J. Sandler (3)	158,392	*
Lieutenant General John S. Caldwell, Jr. US Army (retired)(4)	72,500	*
Forrest D. Hayes (5)	30,000	*
Dominick Telesco (6)	6,494,188	13.7%
Dr. Charles W. Walton (7)	422,857	*
All officers and directors as a group (eight persons) (1)(2)(3)(4)(5)(6)(7)	14,664,337
Quantum Industrial Partners, LDC (8)	4,570,000	9.8%
Glenhill Capital Management, LP (9)	4,364,661	9.4%

*	represents less than 1%

(1)	The number of shares beneficially owned by Mr. Vittoria includes:
	•	warrants to purchase 80,000 shares of common stock at $1.25 per share through November 15, 2011;
	•	warrants to purchase 150,000 shares of common stock at $1.25 per share through March 24, 2013;

	•	warrants to purchase 71,429 shares of common stock at $1.25 per share through March 26, 2013;
	•	warrants to purchase 80,645 shares of common stock at $1.25 per share through April 4, 2013;
	•	warrants to purchase 86,207 shares of common stock at $1.25 per share through May 9, 2013;
	•	warrants to purchase 92,593 shares of common stock at $.50 per share through July 17, 2014;
	•	warrants to purchase 21,008 shares of common stock at $.50 per share through August 6, 2015; and
	•	warrants to purchase 20,492 shares of common stock at $.50 per share through January 10, 2016

(2)	The number of shares beneficially owned by Mr. Kroger includes:
	•	options to purchase 100,000 shares of common stock at $1.70 per share through January 10, 2013;
	•	options to purchase 50,000 shares of common stock at $.26 per share through June 10, 2018;

The number of shares beneficially owned by Mr. Kroger excludes:
	•	unvested options to purchase 50,000 shares of our common stock at an exercise price of $.26 per share through June 10, 2018.
	•	unvested options to purchase 100,000 shares of our common stock at an exercise price of $.21 per share through September 8, 2020.
	•	unvested options to purchase 150,000 shares of our common stock at an exercise price of $.28 per share through February 4, 2021.

(3)	The number of shares beneficially owned by Mr. Sandler includes:
	•	options to purchase 100,000 shares of common stock at $.30 per share through August 5, 2018;
	•	options to purchase 25,000 shares of common stock at $.26 per share through June 10, 2018;

The number of shares beneficially owned by Mr. Sandler excludes:
	•	unvested options to purchase 50,000 shares of our common stock at an exercise price of $.26 per share through June 10, 2018.
	•	unvested options to purchase 50,000 shares of our common stock at an exercise price of $.30 per share through August 5, 2018.
	•	unvested options to purchase 75,000 shares of our common stock at an exercise price of $.21 per share through September 8, 2020.
	•	unvested options to purchase 75,000 shares of our common stock at an exercise price of $.28 per share through February 4, 2021.

(4)	The number of shares beneficially owned by General Caldwell excludes:
	•	unvested options to purchase 7,500 shares of common stock at $0.34 per share through August 28, 2014.
	•	unvested options to purchase 7,500 shares of common stock at $0.23 per share through August 25, 2015

(5)	The number of shares beneficially owned by Mr. Hayes includes:
	•	options to purchase 10,000 shares of common stock at $0.37 per share through November 10, 2011;
	•	options to purchase 10,000 shares of common stock at $0.37 per share through November 10, 2012.
	•	options to purchase 10,000 shares of common stock at $0.38 per share through September 22, 2013

The number of shares beneficially owned by Mr. Hayes excludes:
	•	unvested options to purchase 10,000 shares of common stock at $.25 per share through November 10, 2014.
	•	unvested options to purchase 10,000 shares of common stock at $.27 per share through November 10, 2015.

(6)	The number of shares beneficially owned by Mr. Telesco includes:
	•	warrants to purchase 100,000 shares of common stock at $1.25 per share through October 1, 2011;
	•	warrants to purchase 150,000 shares of common stock at $1.25 per share through March 24, 2013;
	•	warrants to purchase 81,967 shares of common stock at $1.25 per share through May 14, 2013;
	•	warrants to purchase 92,593 shares of common stock at $1.25 per share through July 1, 2013;
	•	warrants to purchase 208,333 shares of common stock at $1.25 per share through November 20, 2013;
	•	warrants to purchase 100,000 shares of common stock at $.50 per share through February 3, 2014;
	•	warrants to purchase 138,889 shares of common stock at $.50 per share through May 6, 2014;
	•	warrants to purchase 18,727 shares of common stock at $.50 per share through January 24, 2016;
	•	options to purchase 5,000 shares of common stock at $.66 per share through December 18, 2011;

	•	options to purchase 5,000 shares of common stock at $.47 per share through December 17, 2012
	•	options to purchase 5,000 shares of common stock at $.47 per share through December 19, 2013

The number of shares beneficially owned by Mr. Telesco excludes:
	•	unvested options to purchase 5,000 shares of common stock at $.16 per share through December 18, 2014.
	•	unvested options to purchase 5,000 shares of common stock at $0.28 per share through December 17, 2015

(7)	The number of shares beneficially owned by Dr. Walton includes:
	•	options to purchase 5,000 shares of common stock at $0.42 per share through August 25, 2010;
	•	options to purchase 2,500 shares of common stock $0.68 per share through November 30, 2010;
	•	warrants to purchase 21,429 shares of common stock at $1.25 per share through October 1, 2011;
	•	options to purchase 7,500 shares of common stock at $0.37 per share through August 25, 2011;
	•	options to purchase 7,500 shares of common stock at $0.37 per share through August 25, 2012.
	•	options to purchase 7,500 shares of common stock at $0.38 per share through September 22, 2013

The number of shares beneficially owned by Dr. Walton excludes:
	•	unvested options to purchase 7,500 shares of common stock at $0.34 per share through August 25, 2014.
	•	Unvested options to purchase 7,500 shares of common stock at $0.23 per share through August 25, 2015.

(8) The address for Quantum Industrial Partners, LTDC is c/o Curacao Corporation Company, N.V., Kaya Flamboyan, Willenstad Curacao, Netherlands, Antilles.

(9)      The address for Glenhill Capital Management, LP is 598 Madison Avenue, 12th Floor, New York, NY 10022. The number of shares beneficially owned by Glenhill Capital Management, LP includes warrants to purchase 89,286 shares of common stock at $1.25 per share through October 1, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

          The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
1996 Stock Option Plan	—	—	NA
1999 Stock Option Plan	1,245,075.58		—
2010 Stock Option Plan	766,508.16		1,233,492
2000 Non-Employee Directors Plan	150,00	.34	250,000

Plans not approved by stockholders	1	N/A	N/A

          A description of each of these plans is contained earlier in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

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

          In July 2008 we received from Mr. Sandler, an executive officer, a stock certificate for 260,000 shares of our common stock, which served as collateral for a loan in the principal amount of $97,500 made to him in July 2001 as satisfaction for the principal amount of the loan. In 2010, accrued but unpaid interest in the amount of $33,958 was cancelled in connection with the return of the stock certificate and satisfaction of the loan.

          On March 28, 2002, we executed a letter agreement with Mr. Vittoria, our CEO and Chairman, whereby he agreed to initially fund up to $2.5 million. The letter agreement, as currently amended, provides that he will fund up to $6.1 million to us on a unsecured basis. During March of each year, 2006 through 2011, the maturity date for the agreement was extended annually from December 31, 2007 to December 31, 2012.

          Amounts drawn bear interest at the prime rate per annum payable monthly and are due December 31, 2012 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. In consideration entering into this loan agreement, we granted Mr. Vittoria common stock purchase warrants to purchase a total of 475,000 shares of our common stock at an exercise price equal to the closing market price on the dates of grant. During 2010, the Company borrowed a total of $651,500. As of December 31, 2010, we have drawn $6.4 million of the available funds, and paid $157,866 in related interest.

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

          On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until December 31, 2011, unless terminated by either party providing 30 days written notice. Mr. Dominick Telesco, a shareholder, is President of Boxwood Associates, Inc.

          On November 10, 2009 and December 2010 the Company received loans from Mr. Dominick Telesco, a shareholder, who is also a Board member, in the amount of $25,000 on each date. Mr. Telesco has instructed the Company to consider the payments as a contribution to the capital of the company. The proceeds were used for working capital.

Director Independence

          John S. Caldwell, Forrest D. Hayes, Dominick Telesco and Charles W. Walton qualify as “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          Webb and Company, P.A. served as our independent registered public accounting firm for fiscal 2010 and fiscal 2009. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2010 and fiscal 2009.

	Fiscal 2010	Fiscal 2009

Audit Fees	$57,608	$36,928
Audit-Related Fees	—	930
Tax Fees	—	—
All Other Fees	—	—
Total	$57,608	$37,858

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

          Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2010 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated December 30, 1996 (2)
3.2	Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (3)
3.3	Bylaws (1)
4.1	Form of common stock certificate (8)
4.2	Form of Class A Warrant issued to Mr. Vittoria (9)
4.3	Form of $1.25 common stock purchase warrant (7)
10.1	1996 Stock Option Plan (1)
10.2	1999 Stock Option Plan (4)
10.3	2000 Non-Employee Directors’ Plan (5)
10.4	2002 Audit Committee Charter (6)
10.5	Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (1)
10.6	Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995 (1)
10.7	Lease Amendment #2 between Puradyn Filter Technologies, Inc. and Premier Gateway Center at Quantum LLP (10)
10.8	Master Distributor Agreement dated February 18, 2008 by and between Puradyn Filter Technologies Incorporated and Filter Solutions Ltd. (11)
10.9	Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger, as amended (11)
10.10	Extension of Note from Mr. Vittoria*
10.11	Consulting Agreement dated October 20, 2009 between Puradyn Filter Technologies Incorporated and Boxwood Associates, Inc.*

10.12	2010 Stock Option Plan (13)
14.1	Business Ethics and Conflicts of Interest Statement (6)
21.1	Subsidiaries of the registrant (11)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 certification of Chief Executive Officer *
31.2	Section 302 certification of Chief Financial Officer *
32.1	Section 906 certification of Chief Executive Officer *
32.2	Section 906 certification of Chief Financial Officer *
99.1	Form of Subscription Agreement (11)

*	filed herewith

(1)	Incorporated by reference from the exhibits to the registration statement on Form 10-SB, SEC File No. 001-11991, as filed with the Securities and Exchange Commission, on July 30, 1996, as amended.
(2)	Incorporated by reference from the exhibit to the Current Report on Form 8-K as filed on January 9, 1997.
(3)	Incorporated by reference from the exhibit to the Current Report on Form 8-K/A as filed on February 12, 1998.
(4)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-91379, as filed with the Securities and Exchange Commission on November 22, 1999.
(5)	Incorporated by reference from the exhibits to the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000.
(6)	Incorporated by reference from the exhibits to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on October 10, 2006.
(8)	Incorporated by reference to exhibits to the Form 8-A as filed with the Securities and Exchange Commission on December 6, 2001.
(9)	Incorporated by reference to exhibits to the Quarterly Report on Form 10-QSB for the period ended March 31, 2005.
(10)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(11)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-155,054, as declared effective on November 14, 2008, as amended.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(13)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-169441, as filed with the Securities and Exchange Commission on September 16, 2010.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puradyn Filter Technologies Incorporated (Registrant)

By: /s/ Joseph V. Vittoria
Chairman and Chief Executive Officer
Date: April 8, 2011

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     April 8, 2011

By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria
Chief Executive Officer and Chairman of the Board, principal executive officer
By:
/s/ Alan J. Sandler
Alan J. Sandler
principal financial officer and principal accounting officer, Vice President, Chief Administrative Officer and Secretary to the Board
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
Dominick Telesco, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Puradyn Filter Technologies Incorporated

          We have audited the accompanying consolidated balance sheets of Puradyn Filter Technologies Incorporated (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puradyn Filter Technologies Incorporated at December 31, 2010 and 2009, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Webb and Company, P.A.

Boynton Beach, Florida
April 7, 2011

Puradyn Filter Technologies Incorporated
Consolidated Balance Sheets

	December 31,

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$49,813	$140,266
Accounts receivable, net of allowance for uncollectible accounts of $32,654 and $36,772, respectively	166,367	97,072
Inventories, net	774,818	851,069
Prepaid expenses and other current assets	52,828	115,074
Total current assets	1,043,826	1,203,481

Property and equipment, net	123,506	132,856
Other noncurrent assets	78,625	40,725
Deferred financing costs, net	2,013	4,027
Total assets	1,247,970	$1,381,089

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$217,248	$177,032
Accrued liabilities	1,262,798	1,148,318
Current portion of capital lease obligation	1,989	3,271
Deferred revenues	2,743	73,336
Total current liabilities	1,484,778	1,401,957
Capital lease obligation, less current portion	—	1,989
Notes Payable - stockholders	6,361,914	5,710,414
Total Long Term Liabilities	6,361,914	5,712,403
Total Liabilities	7,846,692	7,114,360
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.001 par value:	—	—
Authorized shares – 500,000; None issued and outstanding
Common stock, $.001 par value, Authorized shares – 50,000,000; Issued and outstanding – 46,070,437 and 43,370,935, respectively	46,071	43,371
Additional paid-in capital	46,079,970	45,407,337
Notes receivable from stockholders	(756,250)	(790,209)
Accumulated deficit	(52,114,411)	(50,540,355)
Accumulated other comprehensive income	145,898	146,584
Total stockholders’ deficit	(6,598,722)	(5,733,272)
Total liabilities and stockholders’ deficit	1,247,970	$1,381,089

See accompanying notes to consolidated financial statements.

Puradyn Filter Technologies Incorporated

Consolidated Statements of Operations

	Years Ended December 31
	2010	2009
Net sales	$3,106,492	$1,911,451

Costs and expenses:
Cost of products sold	2,355,198	1,766,434
Salaries and wages	1,034,556	1,001,438
Selling and administrative	1,093,682	880,899
Total Operating Costs	4,483,436	3,648,771
Loss from operations	(1,376,944)	(1,737,320)

Other (expense) income:
Interest income	104	649
Interest expense	(163,258)	(157,606)
Other expense	(33,958)	(176,321)
Total other expense	(197,112)	(333,278)

Income taxes	—	—

Net loss	$(1,574,056)	$(2,070,598)

Basic and diluted loss per common share	$(.04)	$(.05)

Basic and diluted weighted average common shares Outstanding	44,865,168	39,963,227

See accompanying notes to consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Notes Receivable From Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit

Balance at December 31, 2008	35,838,351	$35,839	$43,301,010	$(118,736)	$(966,531)	$(48,469,757)	$262,078	$(5,956,097)
Foreign currency translation adjustment	—	—	—		—	—	(115,494)	(115,494)
Net loss	—	—	—		—	(2,070,598)	—	(2,070,598)
Total comprehensive loss	—	—	—		—	—	—	(2,186,093)
Issuance of common stock in private
Placement, net of issuance costs	7,514,728	7,514	1,975,244		—	—	—	1,982,758
Reserve accrued interest	—	—	—	—	176,322	—	—	176,322
Issuance of shares and warrants to vendors	17,856	18	94,232	118,736	—	—	—	212,986
Compensation expense associated with unvested option awards			36,851					36,851
Balance at December 31, 2009	43,370,935	43,371	45,407,337	—	(790,209)	(50,540,355)	146,584	(5,733,272)
Foreign currency translation adjustment							(686)	(686)
Net loss						(1,574,056)		(1,574,056)
Total comprehensive loss								(1,574,742)
Issuance of common stock in private
Placement, net of issuance costs	2,329,502	2,330	440,670					443,000
Interest on Stock Certificate Cancelled					33,959			33,959
Cancelled stockholder note payable			50,000					50,000
Exercise of Stock Options	15,000	15	2,085					2,100
Issuance of shares and warrants to vendors	355,000	355	114,300					114,655
Compensation expense associated with unvested option awards			65,578					65,578

Balance at December 31, 2010	46,070,437	$46,071	$46,079,970	$—	$(756,250)	$(52,114,411)	$145,898	$(6,598,722)

See accompanying notes to consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Operating activities
Net loss	$(1,574,056)	$(2,070,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,880	38,593
Provision for bad debts	(4,117)	13,801
Provision for obsolete and slow moving inventory	111,859	81,125
Amortization of deferred financing costs included in interest expense	2,014	4,393
Interest receivable from stockholders’ notes	33,959	176,321
Deferred Compensation	—	118,736
Compensation expense on stock-based arrangements with employees and investors	180,233	131,084
Loss on disposal of fixed assets		—
Changes in operating assets and liabilities:
Accounts receivable	(65,177)	71,786
Inventories	(35,607)	405,115
Prepaid expenses and other current assets	62,246	69,463
Other noncurrent assets	(37,900)	205
Accounts payable	40,215	(128,613)
Accrued liabilities	114,480	(218)
Deferred revenues	(70,593)	(47,312)
Net cash used in operating activities	(1,197,564)	(1,136,119)

Investing activities
Purchases of property and equipment	(35,531)	(49,260)
Net cash used in investing activities	(35,531)	(49,260)
Financing activities
Proceeds from sale of common stock (net)	445,100	1,982,776
Proceeds from notes payable to stockholders	701,500	355,713
Payment of notes payable to stockholder	—	(1,013,000)
Payment of capital lease obligations	(3,272)	(1,879)
Net cash provided by financing activities	1,143,328	1,323,610
Effect of exchange rate changes on cash and cash equivalents	(686)	115,494
Net increase in cash and cash equivalents	(90,453)	23,464
Cash and cash equivalents at beginning of period	140,266	116,802
Cash and cash equivalents at end of period	$49,813	$140,266
Supplemental cash flow information
Cash paid for interest	$201,596	$147,871
Cash paid for taxes	—	$—
Noncash investing and financing activities		—
During 2010, a related party and stockholder forgave $50,000 of a note payable	$50,000	—
Stock options issued in lieu of compensation	—	$55,010

See accompanying notes to consolidated financial statements.

Puradyn Filter Technologies Incorporated

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

Puradyn Filter Technologies, Ltd. (Ltd.), a wholly owned subsidiary in the United Kingdom, was the distributor for the Company’s products in Europe, the Middle East and certain African countries. Ltd’s offices were closed in 2009. The results of the operations of Ltd. have been included in the Company’s statements of operations since Ltd.’s formation on June 1, 2000.

New Accounting Pronouncements

In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There will be no impact in the Company’s operations or financial condition as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments are effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have a material impact on the Company’s consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2010 and December 31, 2009, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2010 and December 31, 2009, respectively, because of their short-term natures.

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

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $2,454 and $4,392 for the years ended December 31, 2010 and 2009, respectively. Accumulated amortization of deferred financing costs as of December 31, 2010 and December 31, 2009 was $679,136 and $677,123, respectively.

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

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2010 and December 31, 2009, respectively:

	December 31, 2010	December 31, 2009
Balance as of beginning of year	$40,000	$148,149
Less: Payments made	(2,561)	(7,050)
Change in prior period estimate	—	(108,533)
Add: Provision for current period warranties	1,348	7,434
Balance as of end of year	$38,787	$40,000

Guarantees

None

Comprehensive Income

FASB ASC 220, Comprehensive Income, establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd. Comprehensive income as of December 31, 2010 and 2009 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a 100% valuation allowance.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2010 and 2009, advertising costs incurred by the Company totaled approximately $19,000 and $10,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2010 and 2009, engineering and development costs incurred by the Company totaled approximately $74,000 and $41,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2010 and 2009 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the years ended December 31, 2010 and 2009, the Company recorded a foreign currency exchange rate gains and losses of approximately $-0- and approximately $121,000, respectively, which is included in selling and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2010 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

In 2010 and 2009, respectively, 796,508 and 334,575 options were granted at fair market value on the date of grant pursuant to the Stock Option Plan.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash and cash equivalents by maintaining its cash and cash equivalents with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2010 and December 31, 2009, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by three customers at December 31, 2010 whose trade receivable balances each represented approximately 36%, 14%, and 13% for a total of 63% of total accounts receivable. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by four customers at December 31, 2009 whose trade receivable balances each represented approximately 22%, 19%, 13%, and 12% for a total of 66% of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 6,720,558 in 2010 and 6,336,100 in 2009.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company’s independent registered public accounting firm Webb & Company to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2010 expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials and volume purchase discounts when appropriate, and the company expects to see results from these reductions, as well as other cost reduction plans through 2011.

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

The Company has sustained losses since inception in 1987 and used net cash in operations of approximately $1,198,000 and $1,136,000 during the years ended December 31, 2010 and 2009, respectively. As a result, the Company has had to rely principally on private equity funding, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

In April 2005, the maturity date of the loan agreement was extended to December 31, 2006. As consideration of this extension, this stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the date of grant. In March of 2006 and in subsequent March’s through 2011, the stockholder extended the maturity date of the loan agreement annually, which currently expires on December 31, 2012.

The Company experienced a decrease in cash used in operations in 2010 and anticipates this will continue to decrease in 2011; however, additional cash will still be needed to support operations. Management believes that through the raise of additional capital, cash from sales and current working capital the company will have sufficient resources to sustain its operations at its current level through the end of 2011. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2011. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3. Inventories

At December 31, 2010 and December 31, 2009 inventories consisted of the following:

	December 31, 2010	December 31, 2009

Raw materials	$864,812	$942,135
Work In Process	11,682	—
Finished goods	169,413	68,164
Valuation allowance	(271,089)	(159,230)
	$774,818	$851,069

4. Prepaid Expenses and Other Current Assets

At December 31, 2010 and December 31, 2009, prepaid expenses and other current assets consisted of the following:

	December 31, 2010	December 31, 2009

Prepaid expenses	$51,227	$72,289
Deferred costs related to deferred revenue	1,601	42,785
	$52,828	$115,074

5. Property and Equipment

At December 31, 2010 and December 31, 2009, property and equipment consisted of the following:

	December 31, 2010	December 31, 2009

Machinery and equipment	$987,074	$977,129
Furniture and fixtures	55,827	54,870
Leasehold improvements	127,332	122,622
Software and website development	81,609	72,960
Computer hardware and software	112,920	101,651
	1,364,762	1,329,232
Less accumulated depreciation and amortization	(1,241,256)	(1,196,376)
	$123,506	$132,856

Depreciation and amortization expense of property and equipment for the years ended December 31, 2009 and 2008 is $44,880 and $38,593, respectively, of which approximately $10,000 and $9,000 is included in cost of products sold and approximately $35,000 and $30,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

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

The Company leased a condominium in Ocean Ridge, Florida to provide accommodations for Company use, primarily for Mr. Kevin Kroger, the Company’s Chief Operating Officer. The lease, which expired on December 31, 2009, had an annual expense of $6,750, in 2010 the lease was renewed until December, 2011 at the same annual expense.

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

Rent expense under all operating leases for the years ended December 31, 2010 and 2009 totaled approximately $316,000 and $288,000, respectively, of which approximately $243,000 and $226,000 is included in cost of products sold and approximately $73,000 and $62,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

In May 2007, the Company entered into a capital lease obligation for the purchase of approximately $8,525 of office equipment, which is included in property and equipment, net of approximately $6,110 of accumulated amortization, in the accompanying consolidated balance sheet.

Future minimum lease commitments due for facilities and equipment leases under non-cancellable capital and operating leases at December 31, 2010 are as follows:

	Capital Leases	Operating Leases
2011	2,269	192,054
2012	—	197,812
2013	—	117,383
2014	—	—
2015 and thereafter	—	—
Total minimum lease payments	2,269	$507,249
Less amount representing interest	(280)

Present value of minimum lease payments	$1,989

Future minimum lease commitments due for facilities and equipment leases under non-cancellable capital and operating leases at December 31, 2009 are as follows:

	Capital Leases	Operating Leases
2010	$5,445	$186,457
2011	2,269	192,054
2012	—	197,812
2013	—	117,383
2014 and thereafter	—	—
Total minimum lease payments	7,714	$693,706
Less amount representing interest	(2,454)

Present value of minimum lease payments	$5,260

7. Accrued Liabilities

At December 31, 2010 and December 31, 2009, accrued liabilities consisted of the following:

	December 31, 2010	December 31, 2009
Accrued wages and benefits	$1,075,538	$918,788
Accrued expenses relating to vendors and others	135,168	135,874
Accrued warranty costs	38,787	40,000
Accrued interest payable relating to stockholder notes	13,305	53,656
	1,262,798	$1,148,318

8. Long-Term Debt

Notes Payable to Stockholder

Beginning on March 28, 2002 the Company executed a binding agreement with one of its stockholders, who is also a Board member, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the prime rate per annum (2.45% at December 31, 2009), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2011, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2012.

At December 31, 2010 the Company had drawn the full funding amount under the agreement of approximately $6.1 million plus an additional $261,914. At December 31, 2009, the Company had drawn $5.7 million under the funding agreement.

Additionally, the Company has loans outstanding from one board member totaling $-0- and $25,000 at December 31, 2010 and 2009. During 2010 this board member loaned the Company an additional $25,000 and forgave the entire debt in the amount of $50,000 as a contribution to capital.

During the years ended December 31, 2010 and 2009, the Company incurred interest expense of approximately $158,000 and $148,000, respectively, on its draws, which is included in interest expense in the accompanying consolidated statements of operations.

Maturities of Long-Term Obligations for Five Years and Beyond

Long-term obligations consisted of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Notes payable to stockholder	$6,361,914	$5,710,414
Capital lease obligation	1,989	5,260
	6,363,903	5,715,674
Less: current maturities	(1,989)	(3,271)
	$6,361,914	$5,712,403

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2010 and December 31, 2009 were:

	December 31, 2010	December 31, 2009
2010	$—	$3,271
2011	6,363,903	5,712,403
2012	—	—
	$6,363,903	$5,715,674

9. Income Taxes

The United States and foreign components of loss from continuing operations before income taxes are as follows for the years ended December 31:

	2010	2009

United States	$(1,565,448)	$(2,203,482)
Foreign	(8,608)	132,884
Intercompany elimination	—	—
Loss from continuing operations before income taxes	$(1,574,056)	$(2,070,598)

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2010	2009
Deferred tax assets:

Net operating loss carryforwards	$16,253,503	$15,699,664
Depreciation and amortization	68,045	75,307
Accrued expenses and reserves	126,215	86,054
Impairment loss	78,304	78,304
Compensatory stock options and warrants	76,871	76,871
Capital Loss Carryover	44,739	44,739
Other	18,544	18,544
Total deferred tax assets	16,666,222	16,079,483
Valuation allowance	(16,666,222)	(16,079,483)
Net deferred tax assets	$—	$—

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $16,666,222 and $16,079,483 against its net deferred taxes is necessary as of December 31, 2010 and December 31, 2009, respectively. The change in valuation allowance for the years ended December 31, 2010 and 2009 is $586,739 and $830,168 respectively.

At December 31, 2010 and December 31, 2009, respectively, the Company had approximately $44,545,313 and $43,073,510, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2017. The Company will record the benefit of approximately $1,352,373 of the net operating loss carryforwards through additional paid-in capital if and when the net operating loss carryforwards are utilized, as such amounts relate to the unrecognized tax benefit from stock option exercises.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2010	2009
Federal statutory taxes	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)
Nondeductible items	0.15	0.09
Change in valuation allowance	37.48	37.68
Other	—	(.14)
	—%	—%

10. Commitments and Contingencies

Agreements

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until December 31, 2011, unless terminated by either party providing 30 days written notice. Mr. Telesco is President of Boxwood Associates, Inc.

Litigation

On July 7, 2009 the Company filed a lawsuit in the Circuit Courts in 15th Judicial District in and for Palm Beach County, Florida, styled Puradyn Filter Technologies, Inc. versus Richard C. Ford case number 502009CA023128XXXXMB. In this action against Mr. Ford, our former Chief Executive Officer, the Company is alleging non-payment of three promissory notes totaling $756,250 with interest at a rate of 5.63% per annum since July 25, 2001, the execution date of the notes. As of November 13, 2009 interest on all three notes amounts to $353,796, for an aggregate amount owing of $1,110,046. At the time of the execution of these promissory notes, Mr. Ford was Chief Executive Officer of the Company and these notes were drafted under Mr. Ford’s direction. The Company is seeking payment of the promissory notes and accrued interest.

On August 7, 2009, Mr. Ford responded by filing a Motion to Disqualify the Company’s legal counsel, Gary E. Susser and request a staying action until such time as the Company obtains new legal counsel. On September 16, 2009 a hearing on Order to Show Cause occurred. On October 26, 2009 a ruling was issued, denying the Company’s request for custody of the collateral. On November 5, 2009 Richard Ford filed a motion to stay proceeding pending payment of documentary stamps and amendment of the complaint and relief from prior orders relating to production of information pertaining to the sale of stock. On November 5, 2009, the Company filed a Motion for Rehearing on Plaintiff’s Request for Possession to obtain custody of the collateral. This was heard on November 12, 2009, and the Company is awaiting a ruling. On September 10, 2010, Ford’s attorney filed a Motion to Withdraw from representation. On September 27, 2010 the Motion to Disqualify Attorney Susser was denied. The Company is still vigorously pursuing these matters.

11. Stock Options

On July 29, 2010, the Company’s Board of Directors approved the adoption of a stock option plan (the “2010 Option Plan”), which provides for the granting of up to 2,000,000 options, subject to stockholder approval, (for both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, based upon the determination of the Board of Directors.

The Company has three stock option plans, one adopted in September 1999 and amended in June 2000 (the “1999 Option Plan”), one adopted on November 8, 2000 (the “Directors’ Plan”), and one adopted in July 2010 (the “2010 Option Plan”). The 1999 Option Plan provides for the granting of up to 3,000,000 options, the Directors’ Plan provides for the granting of up to 400,000 options, and the 2010 Option Plan provides for the granting of 2,000,000 options.

The 1996, 1999 and 2010 Plans provide for the granting of both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, at the discretion of the Board of Directors. Each plan limits the exercise price of the options at no less than the quoted market price of the common stock on the date of grant. The option term is determined by the Board of the Directors or the Compensation Committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company’s common stock, no more than five years after the date of the grant. Generally, under all three plans, options to employees vest over four years at 25% per annum, except for certain grants to employees that vest 25% upon grant with remaining amounts over two years at 50% and 25% per annum, respectively.

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

During each of 2010 and 2009, 30,000 of options were issued to non-employee Directors.

At December 31, 1997 and 1996, 1,957,525 and 1,500,000 shares of Common Stock were reserved for issuance under the 1996 Option Plan, respectively.

Additional information concerning the activity in the three option plans is as follows:

	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, beginning of year	1,910,075	1.95	1,767,900	$2.15
Granted	796,508.21		334,575.30
Exercised	(15,000)	.14	—
Cancelled	(165,000)	.47	(105,000)	.81
Expired	(365,000)	7.96	(87,400)	1.06
Outstanding, end of year	2,161,583.42		1,910,075	1.95
Exercisable, end of year	920,788.66		1,053,000	$3.30
Options available for future grant, end of year	1,483,492		1,489,925

Summarized information with respect to options outstanding under the three option plans at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14 – $1.70	2,113,583	5.79	$.37	872,788	$.57
$1.99 –$2.60	48,000	2.08	2.32	48,000	2.32

Totals	2,161,583	5.53	$.41	920,788	$.66

Summarized information with respect to options outstanding under the three option plans at December 31, 2009 is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14 – $1.70	1,522,075	5.21	$.47	665,000	$.72
$1.86 –$4.50	88,000	2.66	2.69	88,000	2.69
$8.50 –$9.25	300,000.50		9.25	300,000	9.25

Totals	1,910,075	4.81	$2.15	1,053,000	$3.32

12. Common Stock

On January 5, 2010 the Company agreed to pay to Emerging Markets, LLC, 60,000 shares of common stock valued at $0.23 per share plus 20,000 shares of the Company’s common stock payable at the end of each month from February 2010 to December 2010.

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

13. Warrants

At December 31, 2010 and 2009, 4,558,975 and 4,426,025 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and have expiration dates ranging from October 1, 2011 to March 26, 2018. Information concerning the Company’s warrant activity is as follows:

	2010		2009
	Weighted Average Exercise		Weighted Average Exercise
	Options	Price	Options	Price

Outstanding, at the beginning of year	4,426,025	$.99	3,214,072	$1.25
Granted	232,950.50		1,361,953.50
Exercised	—	—	—	—
Expired	(100,000)	.95	(150,000)	2.00
Outstanding, at the end of year	4,558,975	$.97	4,426,025	$.99

In consideration of the stockholder loan agreement (Item 12), the Company has granted the stockholder a total of 475,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the dates of grant. On March 28, 2002, the Company recorded a deferred charge of $318,000. The deferred charge was initially amortized over the commitment period and subsequently revised to include the repayment period, as amended. During the years ended December 31, 2010 and 2009, the Company had amortized approximately $1,000 and $2,000, respectively, of such costs, which are included in interest expense in the accompanying consolidated statements of operations.

On March 14, 2003, the Company recorded a deferred charge of $212,500. The deferred charge is being amortized over the repayment period of 21.5 months. During the years ended December 31, 2010 and 2009, the Company had amortized approximately $1,000 and $2,000 respectively, which is included in interest expense in the accompanying consolidated statement of operations.

During 2010, the Company received cash proceeds of $452,100 from eight investors for the purchase of 2,344,502 shares of common stock at prices ranging from $.14 to $.238. As part of the offering, the Company awarded 232,950 warrants to purchase one share of common stock at an exercise price of $.50 on or prior to various dates ranging from January 5, 2015 through August 4, 2015.

14. Major Customers

During 2010 and 2009, two customers together accounted for approximately 53% and 33%, respectively, of the Company’s net sales. In 2010, there were two customers that individually accounted for greater than 10% of net sales, or approximately $1,219,000 and $400,000, while in 2010 there were two customers that individually accounted for greater than 10% of net sales, or approximately $417,000 and $205,000. There was one customer at December 31, 2010, whose trade receivable balance was 36% of total receivables. There were four customers at December 31, 2009, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 22%, 19%, 13%, and 12% respectively, of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

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

	Year Ended December 31
	2010	2009
Net sales:
United States	$3,106,492	$1,864,345
United Kingdom	—	71,598
	$3,106,492	$1,935,943

Long-lived assets by area:
United States	$123,506	$132,856
United Kingdom	—	—
	$123,506	$132,856

16. Subsequent Events

On January 10, 2011, the Company received proceeds of $50,000 from the Company’s Chairman and CEO, for the sale of 204,918 shares of common stock at a price of $0.244 per share and, as part of the offering, issued warrants to purchase 20,492 shares of common stock at an exercise price of $0.50, which expire on January 10, 2016. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The Company did not pay any commissions or finder’s fees and we are using the proceeds for general working capital.

On January 11,2011, pursuant to an obligation under an agreement dated January 5,2010, for services rendered in December 2010, the Company paid to Emerging Markets LLC, 20,000 shares of common stock valued at $0.34 per share. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On February 1, 2011, the Company received proceeds of $50,000 from a Board member, for the sale of 187,266 shares of common stock at a price of $0.267 per share and, as part of the offering, issued warrants to purchase 18,727 shares of common stock at an exercise price of $0.50, which expire on February 1, 2016. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The Company did not pay any commissions or finder’s fees and we are using the proceeds for general working capital.

On February 7, 2011 an aggregate amount of 820,000 incentive stock options were awarded to certain employees as partial payment for their services to the Company.

Between February 9, 2011 and April 5, 2011, the Company received loans in various amounts totaling $175,000, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002.

On February 24, 2011, the repayment date of the stockholder loan was extended from December 31, 2011 to December 31, 2012.

On April 6, 2011, the Board of Directors passed a resolution forgiving accrued interest due from Mr. Sandler, an executive officer, at December 31, 2010. The accrued interest was cancelled in connection with the July 3, 2008 return of a stock certificate and cancellation of the loan secured by that stock certificate. This amount is included in other expense on the statement of operations.