Form 10-Q
period 2011-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2011-05-16
CIK 1019787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 46,542,260 shares of common stock are issued and outstanding as of May 16, 2011.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	our history of losses and uncertainty that we will be able to continue as a going concern,
•	our ability to generate net sales in an amount to pay our operating expenses,
•	our need for additional financing and uncertainties related to our ability to obtain these funds,
•	our ability to repay the outstanding debt of $6.5 million at March 31, 2011 due our Chairman and CEO,
•	our reliance on sales to a limited number of customers,
•	our dependence on a limited number of distributors,
•	our ability to compete,
•	our ability to protect our intellectual property,
•	market overhang issues, and
•	the application of Penny Stock Rules to the trading in our stock.

          Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review our Annual Report on Form 10-K for the year ended December 31, 2010, including the risks described in Part I. Item 1A. Risk Factors, together with our subsequent filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Puradyn Filter Technologies Incorporated
Condensed Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$44,749	$49,813
Accounts receivable, net of allowance for uncollectible accounts of $32,898 and $32,654, respectively	471,065	166,367
Inventories, net	790,230	774,818
Prepaid expenses and other current assets	49,615	52,828
Total current assets	1,355,659	1,043,826
Property and equipment, net	116,690	123,506
Other noncurrent assets	51,961	78,625
Deferred financing costs, net	1,761	2,013
Total assets	$1,526,071	$1,247,970

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$424,372	$217,248
Accrued liabilities	1,350,760	1,262,798
Current portion of capital lease obligation	847	1,989
Deferred revenue	971	2,743
Total current liabilities	1,776,950	1,484,778

Notes Payable - stockholder	6,511,914	6,361,914
Total Long Term Liabilities	6,511,914	6,361,914
Total Liabilities	8,288,864	7,846,692

Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.001 par value:	—	—
Authorized shares – 500,000; None issued and outstanding
Common stock, $.001 par value:
Authorized shares – 50,000,000
Issued and outstanding – 46,482,260 and 46,070,437, respectively	46,483	46,071
Additional paid-in capital	46,241,460	46,079,970
Notes receivable from stockholders	(756,250)	(756,250)
Accumulated deficit	(52,440,848)	(52, 114,411)
Accumulated other comprehensive income	146,362	145,898
Total stockholders’ deficit	(6,762,793)	(6,598,722)
Total liabilities and stockholders’ deficit	$1,526,071	$1,247,970

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31
	2011	2010

Net sales	$883,392	$674,261

Costs and expenses:
Cost of products sold	589,174	401,498
Salaries and wages	274,163	239,486
Selling and administrative	305,647	265,044
Total Operating Costs	1,168,984	906,028
Loss from operations	(285,592)	(231,767)

Other income (expense):
Interest income	—	56
Interest expense	(40,845)	(37,356)
Total other income (expense)	(40,845)	(37,300)
Net loss before income tax expense	(326,437)	(269,067)
Income tax expense
Net loss	$(326,437)	$(269,067)
Basic and diluted loss per common share	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	46,393,553	40,481,850

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31
	2011	2010
Operating activities

Net loss	$(326,437)	$(269,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,848	11,220
Provision for bad debts	244	(368)
Amortization of deferred financing costs included in interest expense	252	1,007
Deferred compensation	47,431	32,755
Compensation expense on stock-based arrangements with employees, consultants, investors and vendors	61,902	37,706
Changes in operating assets and liabilities:
Accounts receivable	(304,942)	(151,498)
Inventories	(15,412)	(193,806)
Prepaid expenses and other current assets	29,876	1,466
Accounts payable	207,125	184,340
Accrued liabilities	40,531	3,734
Deferred revenues	(1,772)	(9,225)
Net cash used in operating activities	(249,354)	(351,736)

Investing activities
Purchases of property and equipment	(5,032)	(9,369)
Net cash used in investing activities	(5,032)	(9,369)

Financing activities
Proceeds from sale of common stock	100,000	100,000
Proceeds from issuance of notes payable to stockholder	150,000	222,000
Payment of capital lease obligations	(1,142)	(675)
Net cash provided by financing activities	248,858	321,325
Effect of exchange rate changes on cash and cash equivalents	464	(976)
Net decrease in cash and cash equivalents	(5,064)	(40,756)
Cash and cash equivalents at beginning of period	49,813	140,266
Cash and cash equivalents at end of period	$44,749	$99,510

Supplemental cash flow information:
Cash paid for interest	$39,067	$37,356

Noncash Investing and Financing:

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2011
(Unaudited)

			Additional Paid-in Capital	Notes Receivable From Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount

Balance at December 31, 2010	46,070, 076	$46,071	$46,079,970	$(756,250)	$(52,114,411)	$145,898	$(6,598,722)

Foreign currency translation adjustment						464	464

Net loss					(326,437)	—	(326,437)
Total comprehensive loss					(326,437)	464	(325,973)

Common stock issued for private placement, net of issuance costs	392,184	392	17,980				18,000

Issuance of shares and warrants to vendors	20,000	20	99,608				100,000
Compensation expense associated with unvested option awards			43,902				43,902

Balance at March 31, 2011	46,482,260	$46,483	$46,241,460	$(756,250)	$(52,440,848)	$146,362	$(6,762,793)

See accompanying notes to condensed consolidated financial statements.

Puradyn Filter Technologies Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2011.

          For further information, refer to Puradyn Filter Technologies Incorporated’s (the “Company”) consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2010.

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

          The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Management continues to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and anticipates that these cost reductions will positively impact our results of operations during the balance of 2011 and beyond. Although management has refrained from raising product prices despite increased costs in raw materials since 2009, management anticipates increasing product pricing in 2011, subject to market conditions.

Use of Estimates

          The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

          FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 6,750,842 and 6,492,608 for the three months ended March 31, 2011 and 2010, respectively.

Stock Compensation

          The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended March 31, 2011 and March 31, 2010 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

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

          Inventories consisted of the following at March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011	December 31, 2010
Raw materials	$960,195	$864,812
Work In Progress	3,257	11,682
Finished goods	97,867	169,413
Valuation allowance	(271,089)	(271,089)
Inventory, net	$790,230	$774,818

Deferred Financing Costs

          The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $252 and $1,007 for the three-months ended March 31, 2011 and 2010, respectively. Accumulated amortization of deferred financing costs as of March 31, 2011 and 2010 was $679,389 and $678,130, respectively.

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

          The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company’s warranty reserve is included in accrued liabilities in the accompanying condensed consolidated financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the three months ended March 31, 2011, there was no change to the reserve for warranty liability as the reserve balance was sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

          The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2011:

Balance as of December 31, 2010	$38,787
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of March 31, 2011	$38,787

Comprehensive Income

          FASB ASC 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (“Ltd.”). Comprehensive loss as of March 31, 2011 and 2010 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance.

          Comprehensive loss consisted of the following for the three-months ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011	2010
Net loss	$(326,437)	$(269,067)
Other comprehensive loss:
Foreign currency translation adjustment	464	(976)
Comprehensive loss	$(325,973)	$(270,043)

New Accounting Standards

          In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations,” which amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There will be no impact in the Company’s operations or financial condition as the amendments relate only to additional disclosures.

          In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This announcement provides amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments are effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have a material impact on the Company’s consolidated financial statements.

2.	Issues Affecting Liquidity and Management’s Plans

          The Company’s financial statements have been prepared on the basis that it will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $249,354 and $351,736 during the three-months ended March 31, 2011 and 2010, respectively. As a result, the Company has had to rely principally on private equity funding, including stockholder loans to fund its activities to date.

          These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholders have led the Company’s independent registered public accounting firm Webb & Company to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2010 expressing substantial doubt about the Company’s ability to continue as a going concern.

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

3.	Common Stock

          On January 10, 2011, the Company received proceeds of $50,000 from the Company’s Chairman and CEO, for the sale of 204,918 shares of common stock at a price of $0.244 per share and, as part of the offering, issued warrants to purchase 20,492 shares of common stock at an exercise price of $0.50, which expire on January 10, 2016. The purchaser was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The Company did not pay any commissions or finder’s fees and is using the proceeds for general working capital.

          On January 11, 2011, pursuant to an obligation under an agreement dated January 5, 2010, for services rendered in December 2010, the Company paid to Emerging Markets LLC, 20,000 shares of common stock valued at $0.34 per share. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

4.	Stock Options

          During the three-month periods ended March 31, 2011 and March 31, 2010, the Company recognized compensation expense of approximately $-0- and $34,438, respectively.

          On February 7, 2011 an aggregate amount of 820,000 incentive stock options were awarded to certain employees as partial payment for their services to the Company.

          For the three months ended March 31, 2011 and March 31, 2010, respectively, the Company recorded stock-based compensation expense of $43,902 and $15,906, relating to unvested employee stock options.

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

          A summary of the Company’s stock option plans as of March 31, 2011, and changes during the three month period then ended is presented below:

	Three Months Ended March 31, 2011
	Number of Options	Weighted Average Exercise Price

Options outstanding at December 31, 2010	2,161,583	$.42
Options granted	820,000.28
Options exercised	—	—
Options cancelled	—	—
Options at end of period	2,981,583	$.38
Options exercisable at March 31, 2011	1,024,041	$.62

          Changes in the Company’s unvested options for the three months ended March 31, 2011 are summarized as follows:

	Three Months Ended March 31, 2011
	Number of Options	Weighted Average Exercise Price

Nonvested options at December 31, 2010	1,240,795	$.23
Options granted	820,000.28
Options vested	(103,253)	.21
Options forfeited	—	—
Nonvested options at March 31, 2011	1,957,542	$.14

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14 – $1.70	2,933,583	6.21	$.27	976,041	$.53
$1.99 – $2.60	48,000	1.83	2.32	48,000	2.32
Totals	2,981,583	5.28	$.30	1,024,041	$.60

          A summary of the Company’s warrant activity as of March 31, 2011 and changed during the three month period then ended is presented below:

	Three months ended March 31, 2011
	Weighted Average Exercise
	Options	Price
Warrants outstanding at December 31, 2010	4,558,975	$.97
Granted	39,219.50
Exercised	—	—
Expired	—	—
Warrants outstanding at March 31, 2011	4,598,194	$.96

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.50 – $0.75	1,809,122	3.51	$.52
$1.25	2,789,072	1.81	1.25
Totals	4,598,194	2.63	$.96

5.	Notes Payable to Stockholder

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

          In April 2005, the maturity date of the loan agreement was extended to December 31, 2006. As consideration of this extension, this executive officer, director and stockholder was granted an additional 100,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the date of grant. In March of 2006 and in subsequent March’s through 2010, the executive officer, director and stockholder extended the maturity date of the loan agreement annually. On February 24, 2011, the maturity date of the stockholder loan was extended from December 31, 2011 to December 31, 2012.

          As of March 31, 2011, the Company had drawn the full funding amount under the agreement of approximately $6.1 million plus an additional $261,914. Additionally, the stockholder has loaned the Company $150,000 directly, for a total amount due of $6,511,914. Amounts drawn and received from direct borrowings bear interest at a weighted average between two facilities, one is based on a minimum of 2.75% or the prime rate minus one-half percent and the other is based on Libor plus 1.40 (a weighted average of 2.53% as of March 31, 2011) payable monthly and becoming due and payable on December 31, 2012, or upon a change in control of the Company or consummation of any other financing over $7.0 million. Previously, this executive officer, director and stockholder waived this funding requirement.

          For the three-months ended March 31, 2011 and 2010, the Company recorded approximately $40,421 and $35,666, respectively, of interest expense related to the notes payable to this stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6.	Commitments and Contingencies

          Sales to two customers individually accounted for approximately 23% and 22% (combined total of 45%) for the three-months ended March 31, 2011. Sales to two customers individually accounted for approximately 28% and 15% (combined total of 43%) for the three-months ended March 31, 2010.

          On January 1, 2011, we entered into a consulting agreement with Emerging Markets Consulting, LLC, for design, development and dissemination of information about the company to further its business and opportunities. The agreement is on a month-to-month basis. As compensation for their services, we agreed to issue 20,000 shares of common stock at the end of each month while the agreement is in effect. Either party may terminate the agreement with 30 days’ notice. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

          On October 20, 2009, we entered into a consulting agreement with Boxwood Associates, Inc., whereby we pay $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days’ written notice. Mr. Telesco, a member of our board of directors, is the President of Boxwood Associates, Inc.

7.	Subsequent Events

          On April 11, 2011, the Company issued to Emerging Markets, LLC, 60,000 shares of common stock valued at $0.30 per share as compensation per the month-to-month agreement for consultant work rendered during the three months ended March 31, 2011.

          On April 28, 2011, the Company terminated the month-to-month agreement with Emerging Markets, LLC.

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
•

Providing an operational maintenance solution to end users in conjunction with existing and reasonably foreseeable federal environmental legislation such as new regulation affecting diesel engines and diesel fuels, mandating cleaner diesel engines which first went into effect January 1, 2007. Additional and more stringent legislation is anticipated in future years.

          We focus our sales strategy on direct sales and distribution efforts as well as on the development of a strong nationwide distribution network that will not only sell but also install and support our product. We currently have more than 100 active distributors in the U.S. and internationally. The number of distributors will constantly change as we add new distributors as well as when OEMs come onboard with their distribution network.

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

          We also believe that industry acceptance will continue to grow in 2011 as evidenced by increased sales activity in the first quarter of 2011; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues.

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

          Our focus on specific industries, which began in 2009, has shown to pay dividends into 2011, with these certain niche industries representing over 50% of sales as compared to 20% in the base period in 2009.

          Optimizing our limited resources and obtaining sufficient capital will be key to accomplishing our goals. We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the major accounts using our system. To accomplish these tasks, we will need to obtain capital funding and add appropriate sales and marketing support to be sure our distributors and customers are served. We added an engineer during the period ended March 31, 2011 and will evaluate further manpower needs as we grow our OEM account list. The expansion into the OEM area is rewarding in the aspect that it provides a steady flow of material requirements for our manufacturing facility. Additionally, OEM business allows us more stability in retaining trained manufacturing personnel, a stronger supply chain with steady production, economies of scale, and the ability to better utilize our overhead with higher average material turn rates.

          We continue to address our liquidity and working capital issues as we continue to seek additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the current uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and anticipate these costs reductions will positively impact our results of operations during the balance of 2011 and beyond. To facilitate improved cost reductions, during the fourth quarter of 2010 we added a buyer whose focus is on better material acquisition costs and more efficient purchasing methods. Although our product costs have increased over the past few years, we have not fully passed on these cost increases. We anticipate adjusting our pricing in 2011 to recoup some of the increased costs we have absorbed, subject to market conditions.

Going Concern

          Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led our independent registered public accounting firm Webb & Company P.A. to include a statement in its audit report relating to audited consolidated financial statements for the years ended December 31, 2010 and 2009 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results.

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

Estimation of Product Warranty Cost

          We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or costs or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

Results of Operations for the Three-months Ended March 31, 2011 Compared to the Three-months Ended March 31, 2010

          The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company’s condensed consolidated statements of operations in comparing the three-months ended March 31, 2011 to the three-months ended March 31, 2010:

	Three Months Ended March 31,
	2011	2010	Change
Net sales	$883,392	$674,261	$209,131

Costs and expenses:
Cost of products sold	589,174	401,498	187,676
Salaries and wages	274,163	239,486	34,677
Selling and administrative	305,647	265,044	40,603

Total costs and expenses	1,168,984	906,028	262,956

Other (expense) income:
Interest income	—	56	(56)
Interest expense	(40,845)	(37,356)	3,489
Total other (expense) income	(40,845)	(37,300)	3,433
Net loss	$(326,437)	$(269,067)	$57,370

Net Sales

          Net sales increased 31% in the first quarter of 2011 as compared to the first quarter of 2010. This increase resulted from three factors. These factors were our focus, beginning in late 2009, on niche industries and our focus on international customers. We believe some of our customers postponed filter purchases to generate cost savings in a relatively poor economy.

          The increase in sales for the first quarter of 2011 came from increased purchases from existing customers. We anticipate the trend for the three months ending March 31, 2011 will remain throughout the balance of the year. Our sales increases are based on multiple orders from two high volume customers. Also, we anticipate sales will come from potential customers who complete their testing phase of our product and roll out our product to their fleet.

          Sales to two customers accounted for approximately 23% and 22%, respectively, of the consolidated net sales for the three-months ended March 31, 2011. For the three-months ended March 31, 2010, sales to two customers accounted for 28% and 15%, respectively, of the consolidated net sales.

Cost of Products Sold

          Gross profit, as a percentage of sales, decreased from 40.5% in the first quarter of 2010 to 33% in the first quarter of 2011. The increase in cost of goods sold as a percentage of sales is primarily attributable to the nature of the products sold. During the three months ended March 31, 2011, sales of the puraDYN® bypass oil filtration system constituted 37% of sales while replaceable filter element sales constituted 59% of sales. For the same period in 2010, those percentages were 51% and 44% respectively. Other increases in cost of products sold included higher costs of raw materials and increased wages and benefit costs. We anticipate that future periods will experience the same gross profit as a percentage of sales, absent an increase in our pricing.

Salaries and Wages

          Salaries and wages were 14.5% higher for the quarter ended March 31, 2011 compared to March 31, 2010. On March 22, 2010 we hired a sales associate and in February 2011 we issued stock options to the employees. These two items that impacted the expense in 2011 were not in the salaries and wages in the three months ended March 31, 2010. We do not anticipate any further material impact on our salary expense by these changes in future periods.

Selling and Administrative Expenses

          Selling and administrative expenses increased by 15% for the three months ended March 31, 2011 from the comparable period in 2010. This increase was due to an increase in employee benefit costs, professional fees and patent costs. The increases were partially offset by decreases in travel and marketing, engineering costs and stock compensation expenses. The increase in patent costs resulted from our patent applications submitted during the three months ended March 31, 2011. As we increase our reach to international customers and develop more specialized products for niche industries, we anticipate that selling, travel and research and development costs will increase, but all other expenses will remain stable for the balance of the year. The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Three Months Ended March 31,
	2011	2010	Change
Employee Benefits & Payroll	$64,248	$37,790	$26,458
Travel & Marketing	36,993	45,417	(8,424)
Depreciation & Amortization	9,193	8,706	487
Engineering	2,651	10,222	(7,571)
Professional Fees	54,860	42,248	12,612
Investor Relations	18,013	21,795	(3,782)
Occupancy Expense	27,623	28,149	(526)
Patent Expense	76,384	13,796	62,588
Stock Compensation	1,700	34,438	(32,738)
Bad Debts	—	5,616	(5,616)
Other Expenses	13,981	16,867	(3,595)

Total	$305,647	$265,044	$39,893

Interest Expense

          Interest expense remained relatively constant for the period ending March 31, 2011 as compared to the period ending March 31, 2010 and was incurred primarily on the outstanding balance of the stockholder notes payable. The slight increase was due to higher borrowings. The Company pays interest monthly on the notes payable to the stockholder at the prime rate less one-half percent, which was a weighted average of 2.54% as of March 31, 2011 as compared to 2.44% as of March 31, 2010.

Liquidity and Capital Resources

          As of March 31, 2011, the Company had cash and cash equivalents of $44,749, as compared to $49,813 at December 31, 2010. At March 31, 2011, we had negative working capital of ($421,290) and our current ratio (current assets to current liabilities) was 0.76 to 1. At December 31, 2010 we had negative working capital of ($440,952) and our current ratio was 0.70 to 1. The decrease in working capital deficit and increase in current ratio is primarily attributable to the increase in accounts receivable, offset by increases in accounts payable and accrued liabilities.

          We have incurred net losses each year since inception and at March 31, 2011 we had an accumulated deficit of $52,440,848. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During 2010, we raised a total of $445,100 in capital from an institutional investor and current stockholders and during the three months ended March 31, 2011 we raised an additional $100,000. In addition, as of March 31, 2011, we owe our stockholder $6.5 million for funds he has advanced to us from time to time for working capital. Interest expense on this loan was $40,421 for the three months ended March 31, 2011.

          We do not currently have any commitments for capital expenditures. Our current cash position is insufficient to cover our current operating needs. While we anticipate cash flows from 2011 sales activity, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. While we anticipate cash flows from 2011 sales activity, our operations continue to require more cash than they produce. As a result of this deficiency, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. While we are actively seeking additional equity investments, we have no firm commitments from any third parties and there are no assurances we will be successful in attracting additional capital. In addition, as set forth above, we owe our stockholder $6.5 million which is due on December 31, 2012 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances the note holder will extend the due date.

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

Cash Flows

Operating activities

          For the three-month period ended March 31, 2011 net cash used in operating activities was $249,354, which primarily resulted from the net loss of $326,437. The utilization of cash in operations is primarily attributable to the increase in accounts receivable in the amount of $304,942 offset by an increase in accounts payable of $207,125.

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

Investing activities

          For the three months ending March 31, 2011, $5,032 was used in investing activities for the purchase of equipment.

          For the three months ending March 31, 2010, $9,369 was used in investing activities for the purchase of equipment.

Financing activities

          Net cash provided by financing activities was $248,858 for the three months ended March 31, 2011, composed of $100,000 in proceeds received from stock issued for cash and $150,000 in loans from our stockholder as described above, less $1,142 in payment of capital lease obligations. Net cash provided by financing activities was $321,325 for the period ending March 31, 2010, composed of $100,000 of net proceeds received from stock issued for cash and $222,000 in advances under the line of credit from our stockholder as described above less $675 in payment of capital lease obligations.

New Accounting Standards

          In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations,” which amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There will be no impact in the Company’s operations or financial condition as the amendments relate only to additional disclosures.

          In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This announcement provides amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments are effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have a material impact on the Company’s consolidated financial statements.

Impact of Inflation and Foreign Currency Translation

          Inflation has not had a significant impact on the Company’s operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company’s end users cost/benefit analysis as to the use of the Company’s products. While we no longer have operations in Great Britain, we maintain a small amount of cash on deposit in a bank account related to Ltd.’s previous operations and we continue to collect outstanding accounts receivable. These activities resulted in a minor foreign currency translation adjustment during the three month period ending March 31, 2011 and 2010. The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.5928 on December 31, 2010 to 1.6032 on March 31, 2011.

Off Balance Sheet Financing

          None. The Company has not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties, nor has it entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Our management, which includes our Chief Executive Officer and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and our Vice President who serves as our principal financial officer, concluded that as of March 31, 2011, our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President who serves as our principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

          In its assessment of internal control over financial reporting as of December 31, 2010 our management determined that there were material weaknesses in our internal control over financial reporting as a result of not maintaining effective controls to timely monitor and review the performance of our physical inventory observations and counting procedures and related count adjustments in our automated inventory system, resulting in errors in the recorded inventory balances. Additionally, management did not properly review and identify slow moving and obsolete inventory. During the three months ending March 31, 2011 we enhanced our existing internal policies to remediate this material weakness.

          To remediate the material weakness surrounding the inventory issue described above, the following actions were taken during the period ended March 31, 2011:

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

          Additionally, we performed a complete review of inventory processes and procedures to identify and adopt measures to further improve and strengthen our overall control environment, and will continue to monitor vigorously the effectiveness of these processes, procedures and controls.

          Other than the foregoing, there have been no changes in our internal control over financial reporting in our last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          None

ITEM 1A. RISK FACTORS.

          Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On January 1, 2011, we entered into a consulting agreement with Emerging Markets Consulting, LLC, for design, development and dissemination of information about the company to further its business and opportunities. The agreement is based upon a month-to-month basis. As compensation for their services, we agreed to issue 20,000 shares of common stock at the end of each month while the agreement is in effect. Either party may terminate the agreement with 30 days notice. On January 11, 2011, for services rendered in December 2010, the Company issued to Emerging Markets LLC, 20,000 shares of common stock valued at $0.34 per share. On April 11, 2011, the Company issued to Emerging Markets, LLC, 60,000 shares of common stock valued at $0.30 per share as compensation per the month-to-month agreement for consultant work. On April 28, 2011, the Company terminated the month-to-month agreement with Emerging Markets, LLC. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

          On February 24, 2011, the repayment date of the stockholder loan was extended from December 31, 2011 to December 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

          Between February 9, 2011 and April 5, 2011, the Company received loans in various amounts totaling $175,000, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002. These advances do not have a specific due date but are to be paid based on Management’s determination of the Company’s ability to pay and cash flow. We are using the proceeds for working capital.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: May 16, 2011	By /s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: May 16, 2011	By /s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer