Form 10-Q
period 2011-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2011-08-15
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2011
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

(561) 547-9499

(Registrant's telephone number, including area code)

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

			☑	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

			☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 46,570,240 shares of common stock are issued and outstanding as of August 12, 2011.

PURADYN FILTER TECHNOLOGIES INCORPORATED

TABLE OF CONTENTS

PAGE NO.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Condensed Consolidated Balance Sheets – As of June 30, 2011 (unaudited) and December 31, 2010

1

Condensed Consolidated Statements of Operations – Three Months and Six Months Ended

June 30, 2011 and 2010 (unaudited)

2

Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2011

and 2010 (unaudited)

3

Condensed Consolidated Statements of Changes In Stockholders’ Deficit – Six Months Ended

June 30, 2011 (unaudited)

4

Notes to Condensed Consolidated Financial Statements (unaudited)

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

21

Item 4.

Controls and Procedures

22

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds

23

Item 3.

Default Upon Senior Securities

23

Item 4.

(Removed And Reserved.)

23

Item 5.

Other Information

23

Item 6.

Exhibits

24

ii

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

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $6.5 million at June 30, 2011 due our Chairman and CEO,

•

our reliance on sales to a limited number of customers,

•

our dependence on a limited number of distributors,

•

our ability to compete,

•

our ability to protect our intellectual property,

•

market overhang issues, and

•

the application of Penny Stock Rules to the trading in our stock.

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,483	$49,813
Accounts receivable, net of allowance for uncollectible accounts of $33,056 and $32,654, respectively	181,940	166,367
Inventories, net	810,942	774,818
Prepaid expenses and other current assets	103,439	52,828
Total current assets	1,166,804	1,043,826
Property and equipment, net	106,026	123,506
Other noncurrent assets	40,725	78,625
Deferred financing costs, net	1,510	2,013

Total assets	$1,315,065	$1,247,970

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$353,251	$217,248
Accrued liabilities	1,419,781	1,262,798
Current portion of capital lease obligation	—	1,989
Deferred revenue	693	2,743
Notes Payable – stockholders	100,000	—

Total current liabilities	1,873,725	1,484,778

Notes Payable - stockholders	6,611,914	6,361,914

Total Long Term Liabilities	6,611,914	6,361,914

Total Liabilities	8,485,639	7,846,692

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value: Authorized shares – 500,000; None issued and outstanding	—	—
Common stock, $.001 par value: Authorized shares – 100,000,000 Issued and outstanding – 46,570,240 and 46,070,437, respectively	46,571	46,071
Additional paid-in capital	46,285,479	46,079,970
Notes receivable from stockholders	(756,250)	(756,250)
Accumulated deficit	(52, 892,377)	(52, 114,411)
Accumulated other comprehensive income	146,003	145,898

Total stockholders’ deficit	(7,170,574)	(6,598,722)

Total liabilities and stockholders’ deficit	$1,315,065	$1,247,970

See accompanying notes to condensed consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$499,423	$761,341	$1,382,815	$1,435,603

Costs and expenses:
Cost of products sold	397,146	536,655	986,319	938,153
Salaries and wages	268,628	270,925	542,792	510,412
Selling and administrative	243,475	349,055	549,122	614,099
	909,249	1,156,635	2,078,233	2,062,664

Loss from operations	(409,826)	(395,294)	(695,418)	(627,061)

Other income (expense):
Interest income	1	270	1	327
Interest expense	(41,704)	(41,199)	(82,549)	(78,555)

Total other expense, net	(41,703)	(40,929)	(82,548)	(78,228)

Loss before income taxes	(451,529)	(436,223)	(777,966)	(705,289)

Income tax expense	—	—	—	—

Net loss	$(451,529)	$(436,223)	$(777,966)	$(705,289)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	46,546,062	43,990,570	46,471,940	43,940,103

See accompanying notes to condensed consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	Six Months Ended June 30
	2011	2010
Operating activities
Net loss	$(777,966)	$(705,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,670	22,728
Provision for bad debts	402	(369)
Provision for obsolete and slow moving inventory	—	(28,682)
Amortization of deferred financing costs included in interest expense	503	1,007
Deferred compensation	70,783	32,755
Compensation expense on stock-based arrangements with employees, consultants, investors and vendors	106,009	63,471
Changes in operating assets and liabilities:
Accounts receivable	(15,975)	(163,931)
Inventories	(36,125)	(136,207)
Prepaid expenses and other current assets	(50,611)	(44,274)
Other Assets	37,900	(5,618)
Accounts payable	136,004	308,864
Accrued liabilities	86,200	81,319
Deferred revenues	(2,050)	(21,350)

Net cash used in operating activities	(421,256)	(595,576)

Investing activities
Purchases of property and equipment	(6,190)	(9,832)
Net cash used in investing activities	(6,190)	(9,832)

Financing activities
Proceeds from sale of common stock	100,000	102,100
Proceeds from issuance of notes payable to stockholders	350,000	581,500
Payment of capital lease obligations	(1,989)	(1,425)

Net cash provided by financing activities	448,011	682,175

Effect of exchange rate changes on cash and cash equivalents	105	(1,179)

Net increase (decrease) in cash and cash equivalents	20,670	75,588

Cash and cash equivalents at beginning of period	49,813	140,266

Cash and cash equivalents at end of period	70,483	215,853

Supplemental cash flow information:
Cash paid for interest	$78,939	$122,447

See accompanying notes to condensed consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

			Additional Paid-in Capital	Notes Receivable From Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit

	Common Stock
	Shares	Amount
Balance at December 31, 2010	46,070, 076	$46,071	$46,079,970	$(756,250)	$(52,114,411)	$145,898	$(6,598,722)
Foreign currency translation adjustment						105	105

Net loss					(777,966)		(777,966)

Total comprehensive loss					(777,966)	105	(777,861)
Common stock issued for private placement, net of issuance costs	392,184	392	99,608				100,000
Issuance of shares and warrants to vendors	107,619	108	25,892				26,000
Compensation expense associated with unvested option awards			80,009				80,009

Balance at June 30, 2011	46,570,240	$46,571	$46,285,479	$(756,250)	$(52,892,377)	$146,003	$(7,170,574)

See accompanying notes to condensed consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.

Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2011 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2011.

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

Basic and Diluted Loss Per Share

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share.  The number of such shares excluded from the computation of loss per share totaled 6,759,777 for the three-month and six-month period ended June 30, 2011 and 6,492,608 for the three-month and six-month period ended June 30, 2010.

Stock Compensation

The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award.  We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense for the periods ended June 30, 2011 and June 30, 2010 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Inventories consisted of the following at June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011	December 31, 2010
Raw materials	$965,217	$864,812
Work In Progress	4,692	11,682
Finished goods	112,122	169,413
Valuation allowance	(271,089)	(271,089)
Inventory, net	$810,942	$774,818

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $251 and $504 the three-months ended June 30, 2011 and June 30, 2010 and $503 and $1,007 for the six-months ended June 30, 2011 and 2010, respectively.  Accumulated amortization of deferred financing costs as of June 30, 2011 and 2010 was $679,640 and $678,130, respectively.

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

The following table shows the changes in the aggregate product warranty liability for the six-months ended June 30, 2011:

Balance as of December 31, 2010	$38,787
Less: Payments made	(153)
Add: Provision for current period warranties	(325)
Balance as of June 30, 2011	$38,309

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Comprehensive Income

FASB ASC 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (“Ltd.”). Comprehensive loss as of June 30, 2011 and 2010 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and six-months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(451,529)	$(436,223)	$(777,966)	$(705,289)

Other comprehensive income (loss):
Foreign currency translation adjustment	(359)	(203)	105	(1,179)

Comprehensive loss	$(451,888)	$(436,426)	$(777,861)	$(706,468)

New Accounting Standards

In May 2011, FASB issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The Company is currently evaluating ASU 2011-04 and has not yet determined the impact that adoption will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05), which is effective for annual reporting periods beginning after December 15, 2011. Accordingly, the Company will adopt ASU 2011-05 on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $421,256 and $595,577 during the six-months ended June 30, 2011 and 2010, respectively. As a result, the Company has had to rely principally on private equity investments, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company’s independent registered public accounting firm, Webb & Company, P.A., to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2010 expressing substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders.  Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials and volume purchase discounts when appropriate. The Company expects to see results from these reductions, as well as other cost reduction plans through 2011.

3.

Common Stock

On April 11, 2011, the Company issued to Emerging Markets, LLC, 60,000 shares of common stock valued at $0.30 per share as compensation per the month-to-month agreement for consultant work rendered during the three months ended March 31, 2011.

On May 27, 2011, pursuant to an obligation under an agreement dated May 19, 2011, for services rendered as financial public relations firm and media relations counsel, the Company issued to Monarch Communications, Inc., 13,333 shares of common stock valued at $0.30 per share. The recipient is an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On June 20, the Company issued to Monarch Communications, Inc. 14,286 shares of common stock valued at $0.28 per share as partial compensation per the agreement for consultant work.

4.

Stock Options.

For the three months ended June 30, 2011 and June 30, 2010, respectively, the Company recorded stock-based compensation expense of $36,106 and $14,364, relating to unvested employee stock options.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the Company’s stock option plans as of June 30, 2011, and changes during the six-month period then ended is presented below:

	Six Months Ended June 30, 2011
	Number of Options	Weighted Average Exercise Price

Options outstanding at December 31, 2010	2,161,583	$.42

Options granted	820,000.28
Options exercised	—	—
Options expired	—	—
Options cancelled	40,000.25
Options at June 30, 2011	2,941,583	$.38
Options exercisable at June 30, 2011	1,283,541	$.54

A summary of the Company’s stock option plans as of June 30, 2011, and changes during the three-month period then ended is presented below:

	Three Months Ended June 30, 2011
	Number of Options	Weighted Average Exercise Price

Options outstanding at March 31, 2011	2,981,583	$.38

Options exercised	—	—
Options cancelled	40,000.25
Options at June 30, 2011	2,941,583	$.38
Options exercisable at June 30, 2011	1,283,541	$.54

Changes in the Company’s unvested options for the six months ended June 30, 2011 are summarized as follows:

	Six Months Ended June 30, 2011
	Number of Options	Weighted Average Exercise Price
Non-Vested options at December 31, 2010	1,240,795	$.23
Options granted	820,000.28
Options vested	362,753.23
Options cancelled	40,000.25
Non-Vested options at June 30, 2011	1,658,042	$.12

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Changes in the Company’s unvested options for the three months ended June 30, 2011 are summarized as follows:

	Three Months Ended June 30, 2011
	Number of Options	Weighted Average Exercise Price
Non-Vested options at March 31, 2011	1,957,542	$.14
Options granted	—	—
Options vested	(259,500)	.47
Options cancelled	(40,000)	.25
Non-Vested options at June 30, 2011	1,658,042	$.12

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .14 – $ 1.70	2,893,583	5.75	$.27	1,235,541	$.47
1.99 – 2.60	48,000	1.58	2.32	48,000	2.32
Totals	2,941,583	4.98	$.38	1,283,541	$.54

5.

Warrants

At June 30, 2011, 4,598,194 warrants with an average exercise price of $0.96 remain outstanding and were fully vested.

A summary of the Company’s warrant activity as of June 30, 2011 and changes during the six month and three month periods then ended is presented below:

	Six Months Ended June 30, 2011
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2010	4,558,975	$.97
Granted	39,219.50
Exercised	—	—
Expired	—	—

Warrants outstanding at June 30, 2011	4,598,194	$.96

	Three Months Ended June 30, 2011
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at March 31, 2011	4,598,194	$.96
Granted	—	—
Exercised	—	—
Expired	—	—

Warrants outstanding at June 30, 2011	4,598,194	$.96

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.50 – $0.75	1,809,122	3.27	$.52
$1.25	2,789,072	1.56	1.25
Totals	4,598,194	2.38	$.96

6.

Notes Payable to Stockholders

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

As of June 30, 2011, the Company had drawn the full funding amount under the agreement of approximately $6.1 million plus an additional $261,914. Additionally, the stockholder has loaned the Company $250,000 directly, for a total amount due of $6,611,914. Amounts drawn and received from direct borrowings bear interest at a weighted average between two facilities, one is based on a minimum of 2.75% or the prime rate minus one-half percent and the other is based on LIBOR plus 1.40 (a weighted average of 2.54% as of June 30, 2011) payable monthly and becoming due and payable on December 31, 2012, or upon a change in control of the Company or consummation of any other financing over $7.0 million.  Previously, this executive officer, director and stockholder waived this funding requirement.

For the three-months ended June 30, 2011 and 2010, the Company recorded $40,769 and $39,971, respectively; and for the six-months ended June 30, 2011 and 2010, the Company recorded $81,190 and $75,679, respectively, of interest expense related to the notes payable to stockholder, which is included in interest expense in the accompanying condensed consolidated statements of operations.

7.

Commitments and Contingencies and Concentrations

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

On April 28, 2011, the Company terminated the month-to-month agreement with Emerging Markets, LLC.

On May 19, 2011, we entered into a consulting agreement with Monarch Communications, Inc. for services rendered as public relations firm and media relations consultants for the Company. The term of the agreement is for twelve months.  As compensation for their services, Monarch will receive a fee of $6,000 per month, payable as $2,000 cash and $4,000 in shares of common stock.  Either party may terminate the agreement with 30 days’ notice.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities.  The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On July 7, 2009 the Company filed a lawsuit against former Chief Executive Officer, Richard C. Ford, alleging non-payment of three promissory notes totaling $756,250 with interest at a rate of 5.63% per annum since July 25, 2001, the execution date of the notes.  The case has been preliminary set for trial on February 22, 2012.

8.

Subsequent Events

On July 7, 2011 Puradyn Filter Technologies Incorporated filed a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of its common stock from 50,000,000 shares to 100,000,000 shares effective close of business on July 26, 2011. The par value of the common stock did not change as a result of this charter amendment.

The Certificate of Amendment was adopted by our Board of Directors on May 23, 2011, and by the holders of a majority of our outstanding common stock by written consent dated July 1, 2011, as described in greater detail in our Definitive Information Statement on Schedule 14C as filed with the Securities and Exchange Commission on July 5, 2011.

On July 1, 2011, by written consent the holders of a majority of our outstanding common stock approved an Amendment, which was adopted by our Board of Directors on May 23, 2011, to the 2010 Stock Option Plan, increasing the number of shares of Common Stock covered by the Plan from 2,000,000 shares to 4,000,000 shares of Common Stock of the Corporation.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Regarding Forward Looking Information

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause the Company's actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, the Company's ability to operate as a going concern and to raise sufficient capital to fund its operations, its ability to satisfy its obligations as they become due, acceptance of the Company's products, the Company's dependence on distributors and a few significant customers, risks associated with international operations and international distribution and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety.  Except for the Company's ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Overview

Sales of the Company’s products, the puraDYN® bypass oil filtration system (the "Puradyn") and replaceable filter elements will depend principally upon end user demand for such products and acceptance of the Company’s products by original equipment manufacturers (“OEMs”).  The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company’s products is subject to a high degree of uncertainty. Developing market acceptance for the Company’s existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products.  As a result of our limited resources, to date we have not had adequate funds available to undertake these necessary marketing efforts.

Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $15 billion potential market, based upon figures supplied by The Rhein Report, a diesel engine industry consulting, publishing and market research company.  We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

•

A competitively priced, value-added product, delivering cost savings, equipment life extension and down time reduction based on an advanced, patented technology;

•

An alternative solution to the rising costs and national concerns over dependence on foreign oil; and

•

Providing an operational maintenance solution to end users in conjunction with existing and reasonably foreseeable federal environmental legislation such as new regulation affecting diesel engines and diesel fuels, mandating cleaner diesel engines which first went into effect January 1, 2007, with additional and more stringent legislation in 2010.

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

While this is a long-term and ongoing commitment, we believe we have achieved growing industry acceptance based on recent accomplishments:

•

Increased activity in South and Central America, Europe and Asia.

•

Increased activity in the open pit mining industry for bypass oil filtration.

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

We also believe, drawing upon feedback received from potential customers, that industry acceptance will continue to grow in 2011, but at a slower pace than what we expected in the first quarter of 2011. There can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues.

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

Key to accomplishing our goals will be optimizing our limited resources and obtaining sufficient capital.  We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the major accounts using our system.  To accomplish these tasks, we will need to obtain capital funding and add appropriate sales and marketing support to be sure our distributors and customers are served.  We will evaluate further manpower needs as we grow our OEM account list.  The expansion into the OEM area is rewarding in the aspect that it provides a steady flow of material requirements for our manufacturing facility.  Additionally, OEM business allows us more stability in retaining trained manufacturing personnel, a stronger supply chain with steady production, economies of scale, and the ability to better utilize our overhead with higher average material turn rates.

We continue to address our liquidity and working capital issues as we continue to seek additional capital from institutional and private investors and current stockholders.  Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the current uncertainties facing the capital markets in the U.S.  We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and anticipate these costs reductions will positively impact our results of operations during the balance of 2011 and beyond.  To facilitate improved cost reductions, during the fourth quarter of 2010 we added a buyer whose focus is on better material acquisition costs and more efficient purchasing methods. Although our product costs have increased over the past few years, we have not fully passed on these cost increases. We announced a price increase effective in the third quarter of 2011, to recoup a portion of the increased costs we have previously absorbed.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations for the Three-months Ended June 30, 2011 Compared to the Three-months Ended June 30, 2010

The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the three-months ended June 30, 2011 to the three-months ended June 30, 2010:

	Three Months Ended June 30,
	2011	2010	Change

Net sales	$499,423	$761,341	$(261,918)
Costs and expenses:
Cost of products sold	397,146	536,655	(139,509)
Salaries and wages	268,628	270,925	(2,297)
Selling and administrative	243,475	349,055	(105,580)

Total costs and expenses	909,249	1,156,635	(247,386)

Other (expense) income:
Interest income	1	270	(269)
Interest expense	(41,704)	(41,199)	(505)

Total other expense	(41,703)	(40,929)	(774)

Net loss	$(451,529)	$(436,223)	$(15,306)

Net Sales

Net sales decreased 34.4% in the three months ending June 30, 2011 compared to the three months ending June 30, 2010.  The decrease in sales was attributable to two international customers who scaled down their purchases to approximately 30% of their purchases for the same period in 2010.

Sales to four customers accounted for 13%, 13%, 13% and 12% (for a total of 51%) of net sales for the three-months ended June 30, 2011. Sales to two customers accounted for 28% and 17% (for a total of 45%) of net sales for the three-months ended June 30, 2010.

During the three months ended June 30, 2011, we experienced a decline in sales as companies indicated to us that they were postponing purchases to conserve resources. However, we believe that eventually these deferred purchase decisions will result in improved sales as strategic plans are changed by the management of our customers, although there can be no assurances that this will occur or, it it occurs, during which periods.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased from 29.6% in the three months ending June 30, 2010 to 20.5% in the three months ending June 30, 2011.  The increase in cost of goods sold, which generates a lower gross profit, is primarily attributable to the fixed manufacturing overhead costs that aren’t absorbed under lower sales volumes. Other increases in cost of products sold included higher costs of raw materials (particularly steel and cotton), rework charges and increased wages and benefit costs.  Further, for the three months ended June 30, 2010, there was an adjustment to inventory reserves that reduced cost of sales; there was no such adjustment during the same period in 2011. We have announced a price increase effective September 15, 2011, which we anticipate will improve our gross profit margins in the future.

Salaries and Wages

Salaries and wages decreased 0.8% for the three months ending June 30, 2011 compared to the three months ending June 30, 2010.  This minor variance resulted from the addition of one engineer (a former consultant to the company) and a buyer that occurred after June 30, 2010, offset by the departure of one sales person in the first quarter of 2011 and accounting personnel changes that occurred in the second quarter of 2010.

Salaries and wages, as a percentage of sales, were 53.8% for the three months ending June 30, 2011 and 35.6% for the three months ending June 30, 2010. The increase in salaries and wages as a percentage of sales was due primarily to the decrease in sales for the three months ending June 30, 2011 compared to the same period in 2010.

Management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses

Selling and administrative expenses decreased by 30.2% for the three months ended June 30, 2011 from the comparable period in 2010.  The reduced expense resulted from restructuring the commission costs in 2011, write off in 2010 of sample units, conversion of a contract engineer to an employee in 2011 and reduced professional fees in 2011. These expense reductions were slightly offset by an increase in patent expenses for new patent applications.

The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Three Months Ended June 30,
	2011	2010	Change
Employee Benefits	$56,354	$49,455	$6,899
Travel & Marketing	39,513	97,996	(58,483)
Depreciation & Amortization	9,172	8,929	243
Engineering	1,451	22,623	(21,172)
Professional Fees	59,732	106,583	(46,851)
Investor Relations	—	11,400	(11,400)
Occupancy Expense	26,178	23,922	2,256
Patent Expense	34,121	21,471	12,650
Stock Compensation	1,585	1,702	(117)
Bad Debts	164	—	164
Other Expenses	15,205	4,974	10,231

Total	$243,475	$349,055	$(105,580)

Travel & Marketing expenses include the costs of providing evaluation units to potential customers. During 2010, we changed our policy requiring potential customers to purchase or place a deposit on test units. As a result of this change in policy, in 2010 we expensed units that were sent out for promotional and test purposes that we believe will not be returned. We did not have this cost in 2011. Additionally, during 2010 we incurred higher travel expenses in sending engineers to assist with installation issues, sales personnel travel to trade shows and international travel by sales and management to reach targeted niche industry customers.

Engineering expenses decreased substantially as a contract engineer was converted to an employee in the first quarter of 2011. The expense of this former contractor is currently included in Salaries and Wages and a reduction in contract engineering expense resulted from this change.

Professional fees decreased during the three months ended June 30, 2011 compared to 2010 primarily due to legal expenses that were incurred in 2010 which were associated with a former employee’s dispute on wages.  Additionally, we incurred consulting expenses in the United Kingdom subsidiary in 2010 that were not incurred in 2011, and additional financial consulting fees during the three month period ending June 30, 2010.

We terminated the month to month agreement with our investor relations firm in March, 2011. Accordingly, we did not incur any investor relations expense during the three months ending June 30, 2011.  Patent expenses increased 59% during the three months ending June 30, 2011 as compared to the three months ending June 30, 2010 as a result of US and international patent applications submitted during the first six months of 2011.

We anticipate expenses for the remainder of 2011 should be similar to those incurred in the three months ending June 30, 2011.

Interest Expense

Interest expense remained relatively constant for the three months ending June 30, 2011 compared to the three months ending June 30, 2010. The Company pays interest monthly on the notes payable to an executive officer, director and stockholder at prime rate less one-half percent, which was 2.54% as of June 30, 2011 as opposed to 2.64% as of June 30, 2010.

Results of Operations for the Six-months Ended June 30, 2011 Compared to the Six-months Ended June 30, 2010

The following table sets forth the amount of increase or decrease represented by certain items reflected in the condensed consolidated statements of operations in comparing the six-months ended June 30, 2011 to the six-months ended June 30, 2010:

	Six Months Ended June 30,
	2011	2010	Change
Net sales	$1,382,815	$1,435,603	$(52,788)

Costs and expenses:
Cost of products sold	986,319	938,153	48,166
Salaries and wages	542,792	510,412	32,380
Selling and administrative	549,122	614,099	(64,977)

Total costs and expenses	2,078,233	2,062,664	15,569

Other (expense) income:
Interest income	1	327	(326)
Interest expense	(82,549)	(78,555)	(3,994)

Total other (expense) income	(82,548)	(78,228)	(4,320)

Net loss	$(777,966)	$(705,289)	$(72,677)

Net Sales

Net sales decreased 3.7% in the six months ending June 30, 2011 compared to the six months ending June 30, 2010.  The majority of our sales decrease occurred in the months of April and June of this year as we believe this to be a result of our customers’ hesitation to commit their resources in an unknown economic environment. We anticipate that our future sales will also be influenced by the overall spending patterns of our major customers.

Sales to three customers individually accounted for 19%, 15% and 11% (for a total of 45%) for the six months ending June 30, 2011, while sales to two customers individually accounted for 22% and 19% (for a total 41%) of net sales for the six-months ended June 30, 2010.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased from 34.7% in the six months ending June 30, 2010 to 28.7% in the six months ending June 30, 2011.  Although sales decreased 3.7% as noted above, cost of products sold increased 5.1%. The increase in cost of goods sold, which generates a lower gross profit, is primarily attributable to the fixed manufacturing overhead costs that aren’t absorbed under lower sales volumes. Other increases in cost of products sold during the six months ended June 30, 2011 included rework charges and increased wages and benefit costs.  Additionally, an adjustment to inventory reserves in the first quarter of 2010 reduced cost of sales; there was no adjustment recorded in 2011. We have announced a price increase effective September 15, 2011, which we anticipate will improve our gross profit margins in the future.

Salaries and Wages

Salaries and wages increased 6.3% for the six months ending June 30, 2011 compared to the six months ending June 30, 2010.  This increase was primarily due to the addition of a buyer in November 2010 and, as previously described, the conversion of a contract engineer to employee status. Salaries and wages, as a percentage of sales, were 39.3% for the six months ending June 30, 2011 and 35.6% for the six months ending June 30, 2010. Management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses

Selling and administrative expenses decreased 10.6% for the six months ending June 30, 2011 compared to the six months ending June 30, 2011. The following table represents the major components of Selling and Administrative expenses for the six months ended June 30, 2011 and 2010 and the change of those components over their respective periods:

	Six Months Ended June 30,
	2011	2010	Change

Employee Benefits	$120,603	$87,245	$33,358
Travel & Marketing	76,506	143,413	(66,907)
Depreciation & Amortization	18,365	17,635	730
Engineering	4,103	32,845	(28,742)
Professional Fees	114,592	154,421	(39,829)
Investor Relations	18,013	33,195	(15,182)
Occupancy Expense	53,801	52,071	1,730
Patent Expense	110,505	35,267	75,238
Stock Compensation	3,285	36,139	(32,854)
Bad Debts	164	25	139
Other Expenses	29,185	21,843	7,342

Total	$549,122	$614,099	$(64,977)

In February 2011 we issued stock options to employees, which accounts for the majority of the increased employee benefits costs for the six months ending June 30, 2011 compared to the same period in 2010. Increased medical insurance premiums also contributed to the increase in employee benefits for the six months ending June 30, 2011 compared to the six months ending June 30, 2010.

Travel & Marketing decreased 47% for the six months ending June 30, 2011 compared to the six months ending June 30, 2010. As previously mentioned, the write off of promotional units in 2010 increased our marketing expenses during the six months ending June 30, 2010 compared to the six months ending June 30, 2011. Additionally, we changed the commission structure during 2010 which resulted in lower sales and marketing costs in the six months ending June 30, 2011 when compared to the same period in 2010.

Engineering expenses decreased substantially as a contract engineer was converted to an employee in the first quarter of 2011. The expense of this former contractor is currently included in Salaries and Wages and a reduction in contract engineering expense resulted from this change.  Additionally, we reduced travel and trade show attendance during 2011 compared to the same period in 2010.

Professional fees decreased 25.8% for the six months ending June 30, 2011 compared to the six months ending June 30, 2010. We incurred higher professional fees in 2010 as a result of legal expenses associated with former employees. We also incurred additional accounting fees in 2010 relating to our United Kingdom subsidiary which was closed in 2009.  During 2010 we incurred additional expenses as a result of higher utilization of outsourced services, such as accounting and finance support.

Our investor relations expense decreased as a result of the cancellation of our contract with Emerging Markets. We are currently evaluating our investor relations program to identify what areas provide the most benefit to our shareholders. We anticipate that our expenses for investor relations will remain at or below 2010 levels for the remainder of the current year.

Patent expense for the six months ending June 30, 2011 compared to the six months ending June 30, 2010 was substantially higher as a result of several new patent applications and submission of certain existing patents for international recognition. We anticipate that these costs will remain at 2010 levels for the balance of the year.

In February, 2010 we paid a consultant for services with stock options. During 2011 we did not have this expense, and accordingly, there was a reduction in stock compensation during the six months ending June 30, 2011 compared to the six months ending June 30, 2010.  In May 2011 we entered into an agreement with Monarch Communications, Inc., to pay a portion of our public relations firm fees in stock. This amount has been reported as a marketing expense. Amounts reported as stock compensation for 2011 represent the value of options issued to Directors pursuant to our 2000 Non-Employee Directors Stock Option Plan. We do not anticipate issuing stock for services other than for those marketing services and Director compensation through the end of the current year.

Interest Expense

Interest expense remained relatively constant for the period ending June 30, 2011 as compared to the period ending June 30, 2010 and was incurred primarily on the outstanding balance of the notes payable to an executive officer, director and stockholder. The Company pays interest monthly on the notes payable at the prime rate less one-half percent, which was a weighted average of 2.54% as of June 30, 2011 as opposed to 2.64% as of June 30, 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its obligations. As of June 30, 2011, the Company had cash and cash equivalents of $70,483, as compared to $49,813 at December 31, 2010. At June 30, 2011, we had negative working capital of ($706,921) and our current ratio (current assets to current liabilities) was 0.62 to 1. At December 31, 2010 we had negative working capital of ($440,952) and our current ratio was 0.70 to 1. The increase in our working capital deficit and the decrease in our current ratio is primarily attributable to the increase in accounts payable, notes payable to stockholders and accrued liabilities.

We have incurred net losses each year since inception and at June 30, 2011 we had an accumulated deficit of $52,892,377.  Our net sales are not sufficient to fund our operating expenses.  Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations.  During 2010, we raised a total of $445,100 in capital from an institutional investor and current stockholders and during the six months ended June 30, 2011 we raised an additional $100,000.  In addition, as of June 30, 2011, we owed our stockholder approximately $6.6 million for funds he has advanced to us from time to time for working capital under a line of credit facility.  In addition, a Director has advanced $100,000 due October 1, 2011 which bears interest at 5% per annum. Interest expense on both loans totaled $81,190 for the six months ended June 30, 2011.

We do not currently have any commitments for capital expenditures. Our current cash position is insufficient to cover our current operating needs. While we anticipate cash flows from 2011 sales activity, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. While we are actively seeking additional equity investments, we have no firm commitments from any third parties and there are no assurances we will be successful in attracting additional capital. In addition, as set forth above, we owe our stockholder $6.6 million which is due on December 31, 2012 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances the note holder will extend the due date.

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

Operating activities

For the six-month period ended June 30, 2011 net cash used in operating activities was $421,256, which primarily resulted from the net loss of $777,966.  The negative effect of the net loss on working capital is offset by an increase in accounts payable in the amount of $136,004, an increase in accrued liabilities of $86,200 and a positive effect on working capital resulted from a decrease in prepaid expenses in the amount of $50,611.

Investing activities

For the six months ending June 30, 2011, $6,190 cash was used in investing activities for the purchase of property and equipment.

Financing activities

Net cash provided by financing activities was $448,011 for the six months ending June 30, 2011, composed of $100,000 of net proceeds received from stock issued for cash and $350,000 in advances under the line of credit from our stockholder as described above less $1,989 in payment of capital lease obligations.

Critical Accounting Policy

General

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 1 to the consolidated financial statements included elsewhere.

Impact of Inflation and Foreign Currency Translation

Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products. While we no longer have operations in Great Britain, we maintain a small amount of cash on deposit in a bank account related to Ltd.’s previous operations and we continue to collect outstanding accounts receivable. These activities resulted in a minor foreign currency translation adjustment during the six month period ending June 30, 2011. The impact of fluctuations in foreign currency has not been significant during the six month period ended June 30, 2010.  The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.59 on December 31, 2010 to 1.60 on June 30, 2011.

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

PART II. – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

As previously reported, on July 7, 2009 the Company filed a lawsuit in the Circuit Courts in 15th Judicial District in and for Palm Beach County, Florida, styled Puradyn Filter Technologies, Inc. versus Richard C. Ford case number 502009CA023128XXXXMB. The case has been preliminary set for trial on February 22, 2012.

ITEM 1A.

RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 11, 2011, the Company issued to Emerging Markets, LLC, 60,000 shares of common stock valued at $0.30 per share as compensation per the month-to-month agreement for consultant work pursuant to the terms of an agreement entered into with that firm in January 2011. On April 28, 2011, the Company terminated the month-to-month agreement with Emerging Markets, LLC. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company.  The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On May 19, 2011, we entered into a consulting agreement with Monarch Communications, Inc. for services rendered as public relations firm and media relations consultants for the Company. The term of the agreement is for twelve months.  As compensation for their services, Monarch will receive a fee of $6,000 per month, payable as $2,000 cash and $4,000 in shares of common stock, valued at the closing price on the date of issue.  Either party may terminate the agreement with 30 days’ notice.

On May 27, 2011, the Company issued to Monarch Communications, Inc., 13,333 shares of common stock valued at $0.30 per share as compensation for its services during the month of May 2011, and on June 20, 2011 the Company issued Monarch Communications, Inc. 14,286 shares of its common stock valued at $0.28 per share as compensation for services in June 2011. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities.  The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4.

(REMOVED AND RESERVED.)

ITEM 5.

OTHER INFORMATION.

Between February 9, 2011 and April 5, 2011, the Company received loans in various amounts totaling $250,000, from an executive officer, director and stockholder, as advances for working capital needs. The loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002. These advances do not have a specific due date but are to be paid based on Management’s determination of the Company’s ability to pay and cash flow. We are using the proceeds for working capital.

On May 23, 2011, the Company received a loan in the amount of $100,000 from one of our Board members, Mr. Dominic Telesco, as advances for working capital needs. The loan bears interest at 5% per annum and is due October 1, 2011.

ITEM 6.

EXHIBITS.

3.4	Certificate of Amendment to the Certificate of Incorporation

10.13	Agreement Monarch Communications, Inc.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 15, 2011

PURADYN FILTER TECHNOLOGIES INCORPORATED

By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer

Date:  August 15, 2011

By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer