Form 10-Q
period 2011-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2011-11-14
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2011
Or

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 46,621,055 shares of common stock are issued and outstanding as of November 13, 2011.

TABLE OF CONTENTS

Page No.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

4

Condensed Consolidated Balance Sheets – As of September 30, 2011 (unaudited) and

December 31, 2010

4

Condensed Consolidated Statements of Operations – Three Months and

Nine Months Ended September 30, 2011 and 2010 (unaudited)

5

Condensed Consolidated Statements of Cash Flows – Nine Months Ended

September 30, 2011 and 2010 (unaudited)

6

Condensed Consolidated Statements of Changes in Stockholders’ Deficit – Nine Months

Ended September 30, 2011 (unaudited)

7

Notes to Condensed Consolidated Financial Statements

8

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.

Controls and Procedures

24

PART II – OTHER INFORMATION

Item 1

Legal Proceedings.

26

Item 1A.

Risk Factors.

26

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.

Default Upon Senior Securities.

26

Item 4.

(Removed and Reserved.)

26

Item 5.

Other Information

26

Item 6.

Exhibits

26

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $7.3 million at September 30, 2011 due our Chairman/CEO and a member of our board,

•

our reliance on sales to a limited number of customers,

•

our dependence on a limited number of distributors,

•

our ability to compete,

•

our ability to protect our intellectual property,

•

market overhang issues, and

•

the application of Penny Stock Rules to the trading in our stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash	$184,285	$49,813
Accounts receivable, net of allowance for uncollectible accounts of $32,859 and $32,654, respectively	160,313	166,367
Inventories, net	818,766	774,818
Prepaid expenses and other current assets	67,572	52,828
Total current assets	1,230,936	1,043,826
Property and equipment, net	109,010	123,506
Other noncurrent assets	40,725	78,625
Deferred financing costs, net	1,258	2,013

Total assets	$1,381,929	$1,247,970

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$239,486	$217,248
Accrued liabilities	1,420,533	1,262,798
Current portion of capital lease obligation	2,691	1,989
Deferred revenue	—	2,743
Note Payables - stockholders	100,000	—

Total current liabilities	$1,762,710	$1,484,778

Capital lease obligation, less current portion	10,784	—

Notes Payable - stockholders	7,226,914	6,361,914

Total Long Term Liabilities	7,237,698	6,361,914

Total Liabilities	$9,000,408	$7,846,692

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares – 100,000,000
Issued and outstanding – 46,620,694 and 46,070,076, respectively	46,621	46,071
Additional paid-in capital	46,334,341	46,079,970
Notes receivable from stockholders	(756,250)	(756,250)
Accumulated deficit	(53,389,461)	(52,114,411)
Accumulated other comprehensive income	146,270	145,898

Total stockholders’ deficit	$(7,618,479)	$(6,598,722)

Total liabilities and stockholders’ deficit	$1,381,929	$1,247,970

See accompanying notes to condensed consolidated unaudited financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Net sales	$554,960	$1,107,163	$1,937,775	$2,542,766

Costs and expenses:
Cost of products sold	488,653	696,857	1,474,971	1,635,010
Salaries and wages	261,392	261,895	804,184	772,307
Selling and administrative	255,887	237,875	805,010	851,974
	1,005,932	1,196,627	3,084,165	3,259,291

Loss from operations	(450,972)	(89,464)	(1,146,390)	(716,525)

Other income (expense):
Interest income	1	9	2	335
Interest expense	(46,113)	(42,568)	(128,662)	(121,123)

Total other expense, net	(46,112)	(42,559)	(128,660)	(120,787)

Loss before income taxes	(497,084)	(132,023)	(1,275,050)	(837,312)

Income tax expense	—	—	—	—

Net loss	$(497,084)	$(132,023)	$(1,275,050)	$(837,312)

Basic and diluted loss per common share	$(0.01)	$(0.003)	$(0.03)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	46,576,786	45,533,367	46,511,613	44,465,956

See accompanying notes to condensed consolidated unaudited financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

Operating activities
Net loss	$(1,275,050)	$(837,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,838	33,752
Provision for bad debts	205	25
Provision for obsolete and slow moving inventory	(4,420)	(39,860)
Amortization of deferred financing costs included in interest expense	755	1,511
Compensation expense on stock-based arrangements with employees, consultants, investors and vendors	154,921	137,619
Changes in operating assets and liabilities:
Accounts receivable	5,848	(311,117)
Inventories	(39,529)	(201,563)
Prepaid expenses and other current assets	23,155	(40,611)
Accounts payable	22,239	140,083
Accrued liabilities	157,735	135,531
Current portion of capital lease obligation	2,691	—
Deferred revenues	(2,743)	(34,277)

Net cash used in operating activities	$(918,355)	$(1,016,219)

Investing activities
Purchases of property and equipment	(21,340)	(17,649)
Net cash used in investing activities	$(21,340)	$(17,649)

Financing activities
Proceeds from sale of common stock	100,000	445,100
Proceeds from issuance of notes payable to stockholders	965,000	631,500
Proceeds of capital lease	10,784	—
Payment of capital lease obligations	(1,989)	(2,284)

Net cash provided by financing activities	1,073,795	1,074,316

Effect of exchange rate changes on cash	372	(467)

Net increase (decrease) in cash	134,472	39,981

Cash at beginning of period	49,813	140,266

Cash at end of period	$184,285	$180,247

Supplemental cash flow information:
Cash paid for interest	$120,871	$161,966

Noncash investing and financing activities:
Expense associated with stock issued in private placement	$—	$7,000

See accompanying notes to condensed consolidated unaudited financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

			Additional Paid-in Capital	Notes Receivable From Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit

	Common Stock
	Shares	Amount

Balance at December 31, 2010	46,070, 076	$46,071	$46,079,970	$(756,250)	$(52,114,411)	$145,898	$(6,598,722)
Foreign currency translation adjustment	—	—	—	—	—	372	372

Net loss	—	—	—	—	(1,275,050)	—	(1,275,050)
Total comprehensive loss	—	—	—	—	(1,275,050)	372	(1,274,678)
Common stock issued for private placement, net of issuance costs	392,184	392	99,608	—	—	—	100,000
Issuance of shares and warrants to vendors	158,434	158	37,842	—	—	—	38,000
Compensation expense associated with unvested option awards	—	—	116,921	—	—	—	116,921

Balance at September 30, 2011	46,620,694	$46,621	$46,334,341	$(756,250)	$(53,389,461)	$146,270	$(7,618,479)

See accompanying notes to condensed consolidated unaudited financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

1.

Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended September 30, 2011 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2011.

For further information, refer to Puradyn Filter Technologies Incorporated’s (the “Company”) consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2010. Certain amounts in the 2010 information have been classified to conform to the 2011 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 7,585,848 for the three-month and nine-month periods ended September 30, 2011 and 6,354,092 and 6,419,225 respectively for the three-month and nine-month periods ended September 30, 2010.

Stock Compensation

The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended September 30, 2011 and September 30, 2010 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2011

(UNAUDITED)

Inventories consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Raw materials	$910,122	$864,812
Work In Progress	46,309	11,682
Finished goods	129,004	169,413
Valuation allowance	(266,669)	(271,089)
Inventory, net	$818,766	$774,818

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $252 and $503 for the three-months ended September 30, 2011 and September 30, 2010 and $755 and $1,510 for the nine-months ended September 30, 2011 and 2010, respectively. Accumulated amortization of deferred financing costs as of September 30, 2011 and 2010 was $679,892 and $678,634, respectively.

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

The following table shows the changes in the aggregate product warranty liability for the nine months ended September 30, 2011:

Balance as of December 31, 2010	$38,787
Less: Payments made	(235)
Add: Provision for current period warranties	(1,360)
Balance as of September 30, 2011	$37,192

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2011

(UNAUDITED)

Comprehensive Income

FASB ASC 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (“Ltd.”). Comprehensive loss as of September 30, 2011 and 2010 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance.

Comprehensive loss consisted of the following for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(497,084)	$(132,023)	$(1,275,050)	$(837,312)

Other comprehensive income:
Foreign currency translation adjustment	267	714	372	(467)

Total other comprehensive income	267	714	372	(467)
Comprehensive loss	$(496,817)	$(131,309)	$(1,274,678)	$(837,779)

New Accounting Standards

In September 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350), permitting entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU No. 2011-08 is effective for annual and interim reporting periods beginning after December 15, 2011 and the adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial position or results of operations.

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $918,355 and $1,016,219 during the nine months ended September 30, 2011 and 2010, respectively. As a result, the Company has had to rely principally on private equity investments, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2011

(UNAUDITED)

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

3.

Common Stock

On July 7, 2011 Puradyn Filter Technologies Incorporated filed a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of its common stock from 50,000,000 shares to 100,000,000 shares effective as of the close of business on July 26, 2011. The par value of the common stock did not change as a result of this charter amendment.

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

On July 27, the Company issued to Monarch Communications, Inc. 14,815 shares of common stock valued at $0.27 per share as partial compensation per the agreement for consultant work as financial public relations firms and media relations counsel.

On August 22, the Company issued to Monarch Communications, Inc. 16,000 shares of common stock valued at $0.25 per share as partial compensation per the agreement for consultant work.

On September 20, the Company issued to Monarch Communications, Inc. 20,000 shares of common stock valued at $0.20 per share as partial compensation per the agreement for consultant work.

4.

Stock Options

During the three-month periods ending September 30, 2011 and 2010, the Company recorded no direct stock-based compensation expense. During the nine-month periods ended September 30, 2011 and 2010, the Company recognized compensation expense of $-0- and $34,438, respectively.

For the three-month and nine-month periods ended September 30, 2011, the Company recorded stock-based compensation expense of $36,912 and $116,853, related to unvested employee stock options. For the three-month and nine-month periods ended September 30, 2010, the Company recorded stock-based compensation expense of $14,493 and $44,764, related to unvested employee stock options.

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

The Company issued 53,571 common stock purchase warrants in 2007 in connection with a share issuance at that time. Those warrants were incorrectly excluded from the total warrants outstanding in previous filings. These warrants have an exercise price of $1.25 per share of common stock and expire March 14, 2012. The exercise price of the warrants is subject to pro-rata adjustment in the event of stock splits, recapitalizations and similar corporate events. These warrants are included in the opening warrant balance in this schedule. This correction did not have any impact on the operating results of the Company.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2011

(UNAUDITED)

A summary of the Company’s stock option plans as of September 30, 2011, and changes during the nine month period then ended is presented below:

	Nine Months Ended September 30, 2011
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2010	2,161,583	$.42

Options granted	827,500.28
Options exercised	—	—
Options expired	15,000.37
Options cancelled	40,000.38
Options at September 30, 2011	2,934,083	$.38
Options exercisable at September 30, 2011	1,386,828	$.54

A summary of the Company’s stock option plans as of September 30, 2011, and changes during the three month period then ended is presented below:

	Three Months Ended September 30, 2011
	Number of Options	Weighted Average Exercise Price
Options outstanding at June 30, 2011	2,941,583	$.38

Options granted	7,500.18
Options expired	15,000.37
Options cancelled	—	—
Options at September 30, 2011	2,934,083	$.38
Options exercisable at September 30, 2011	1,386,828	$.52

Changes in the Company’s unvested options for the nine months ended September 30, 2011 are summarized as follows:

	Nine Months Ended September 30, 2011
	Number of Options	Weighted Average Exercise Price
Non-vested options at December 31, 2010	1,240,795	$.23

Options granted	827,500.28
Options vested	481,040.26
Options cancelled	40,000.25
Non-vested options at September 30, 2011	1,547,255	$.25

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2011

(UNAUDITED)

Changes in the Company’s unvested options for the three months ended September 30, 2011 are summarized as follows:

	Three Months Ended September 30, 2011
	Number of Options	Weighted Average Exercise Price
Non-vested options at June 30, 2011	1,658,042	$.12

Options granted	7,500	—
Options vested	118,287.40
Options cancelled	—	—
Non vested options September 30, 2011	1,547,255	$.25

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .14 – $ 1.70	2,886,083	5.50	$0.35	1,338,828	$0.46
1.99 – 3.13	48,000	1.33	2.32	48,000	2.32
Totals	2,934,083	4.80	$0.38	1,386,828	$0.52

5.

Warrants

At September 30, 2011, 4,651,765 warrants with an average exercise price of $0.97 remain outstanding and were fully vested.

A summary of the Company’s warrant activity as of September 30, 2011 and changes during the nine and three month periods then ended is presented below:

	Nine Months Ended September 30, 2011
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2010	4,612,546	$.97
Granted	39,219.50
Exercised	—	—
Expired	—	—

Warrants outstanding at September 30, 2011	4,651,765	$.97

	Three Months Ended September 30, 2011
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at June 30, 2011	4,651,765	$.97
Granted	—	—
Exercised	—	—
Expired	—	—

Warrants outstanding at September 30, 2011	4,651,765	$.97

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2011

(UNAUDITED)

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.50 – $0.75	1,809,122	3.02	$0.52
$1.25	2,842,643	1.28	1.25
Totals	4,651,765	2.10	$0.97

6.

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

As of September 30, 2011, the Company had drawn all of the $6.1 million from the available line-of-credit plus an additional $261,914. Additionally, the stockholder has loaned the Company $865,000 directly. Amounts drawn bear interest at a weighted average between two facilities, one is based on a minimum of 2.75% or the prime rate minus one-half percent and the other is based on LIBOR plus 1.40 (a weighted average of 2.58% as of September 30, 2011) payable monthly and become due and payable on December 31, 2012, or upon a change in control of the Company or consummation of any other financing over $7.0 million. Previously, this executive officer, director and stockholder waived this funding requirement.

On May 23, 2011 a stockholder and director of the Company loaned the Company $100,000 which is due and payable on October 1, 2011 and bears an interest rate of 5% per annum. This loan was extended to April 1, 2012.

For the three months ended September 30, 2011 and 2010, the Company recorded $45,263 and $41,154 respectively; and for the nine months ended September 30, 2011 and 2010, the Company recorded $126,453 and $116,833, respectively, of interest expense related to the notes payable to these stockholders, which is included in interest expense in the accompanying condensed consolidated statements of operations.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2011

(UNAUDITED)

7.

Commitments and Contingencies

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

Overview

Sales of the Company’s products, the puraDYN® bypass oil filtration system (the "Puradyn") and replaceable filter elements will depend principally upon end user demand for such products and acceptance of the Company’s products by original equipment manufacturers (“OEMs”). The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company’s products is subject to a high degree of uncertainty. Developing market acceptance for the Company’s existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products. As a result of our limited resources, to date we have not had adequate funds available to undertake these necessary marketing efforts. As of May, 2011, we have engaged the services of a public relations/media relations firm in an effort to reach the market with information about our product offerings.

Currently no bypass oil filtration system has captured a substantial share of the estimated recurring $15 billion potential bypass oil filtration market, based upon figures supplied by The Rhein Report, a diesel engine industry consulting, publishing and market research company. We believe we have a unique position in the industry and we are able to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

•

A competitively priced, value-added product, delivering cost savings, equipment life extension and down time reduction based on an advanced, patented technology;

•

An alternative solution to the rising costs and national concerns over dependence on foreign oil; and

•

Providing an operational maintenance solution to end users in conjunction with existing and reasonably foreseeable federal environmental legislation. This includes regulations affecting diesel engines and diesel fuels, mandating cleaner diesel engines which first went into effect January 1, 2007, with additional, more stringent legislation that took effect in 2010, affecting Tier 4 engines.

We focus our sales strategy on direct sales and distribution efforts as well as on the development of a strong international distribution network that will not only sell but also install and support our product. We currently have 103 independent distributors in the U.S. and internationally, and a number of OEM dealers, which sales are controlled through these OEMs.

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

While this is a long-term and ongoing commitment, we believe we have achieved growing industry acceptance based on recent accomplishments:

•

Announcement that Puradyn will supply bypass oil filtration systems to John Deere for Construction and Forestry products

•

Increased activity in South and Central America, Europe and Asia.

•

Increased activity in the mining industry for bypass oil filtration.

•

Increased activity in the oil and gas industry for bypass oil filtration

•

Extended retrofit programs with domestic and international industrial service companies.

We believe that the renewed interest shown in the technology of bypass oil filtration as an economic alternative to rising oil prices, dependence upon foreign oil, coupled with the added benefits of being environmentally beneficial and a means to conserve oil, has timely and favorably positioned the Company as a manufacturer of a cost efficient “green” product.

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

Our focus on specific industries, which began in 2009, has shown to pay dividends into 2011, with these certain niche industries representing 61% of 2010 sales, 52% of 2011 sales as compared to 20% in the base period in 2009.

Key to accomplishing our goals will be optimizing our limited resources and obtaining sufficient capital. We will need to remain focused on working with OEMs, continue developing the independent distributors committed to our products and maintain growth within the major accounts using our system. To accomplish these tasks, we will need to obtain capital funding and add appropriate sales and marketing support so that we may serve our distributors and customers. We will evaluate further manpower needs as we grow our OEM account list. The expansion into the OEM area is rewarding in the aspect that it provides a steady flow of material requirements for our manufacturing facility. Additionally, OEM business allows us more stability in retaining trained manufacturing personnel, a stronger supply chain with steady production, economies of scale, and the ability to better utilize our overhead with higher average material turn rates.

We continue to address our liquidity and working capital issues as we continue to seek additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the current uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing. While we anticipate these costs reductions would positively impact our results of operations during the balance of 2011 and beyond, the significant decline in our net sales in the three and nine months ended September 30, 2011 has offset any expected positive results. To facilitate improved cost reductions, during the fourth quarter of 2010 we added a buyer whose focus is on better material acquisition costs and more efficient purchasing methods. Although our product costs have increased over the past few years, we have not fully passed on these cost increases. We announced a price increase effective in the third quarter of 2011, to recoup a portion of the increased costs we have previously absorbed.

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

Results of Operations for the Three-months Ended September 30, 2011 Compared to the Three-months Ended September 30, 2010.

The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the three-months ended September 30, 2011 to the three-months ended September 30, 2010:

	Three Months Ended September 30,
	2011	2010	Change
Net sales	$554,960	$1,107,163	$(552,203)
Costs and expenses:
Cost of products sold	488,653	696,853	(208,200)
Salaries and wages	261,392	261,895	(503)
Selling and administrative	255,887	237,875	18,012

Total costs and expenses	$1,005,933	$1,196,627	(190,694)

Other (expense) income:
Interest income	1	9	(8)
Interest expense	(46,113)	(42,568)	3,545

Total other expense	(46,112)	(42,559)	3,553

Net loss	$(497,084)	$(132,023)	$(365,061)

Net sales decreased 49.9% in the three months ending September 30, 2011 compared to the three months ending September 30, 2010. The decrease in sales was attributable to one international customer who outfitted their engines in 2010 with Puradyn units but only purchased filters in 2011. This resulted in a 90% decrease in sales to that customer.

Sales to four customers accounted for 14%, 14%, 13% and 11% (for a total of 52%) of net sales for the three-months ended September 30, 2011. Sales to one customer accounted for 70% of net sales for the three-months ended September 30, 2010.

Although, as noted above, net sales for the three months ending September 30, 2011 declined compared to the same period in 2010, when sales to the one customer who comprised 70% of net sales for the three months ending September 30, 2010 are removed, we experienced an increase in sales. Excluding that one customer, net sales increased 44% from $330,500 for the three months ending September 30, 2010 to $475,830 for the three months ending September 30, 2011. Although there was a price increase on September 15, 2011, the impact of that increase was minor as the majority of our customers did not incur increased prices until October, 2011. Approximately $8,300 of our net sales revenue for the three months ending September 30, 2011, was from the price increase.

We anticipate that net sales in the fourth quarter of 2011 will remain at third quarter 2011 levels.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased from 37.1% in the three months ending September 30, 2010 to 11.9% in the three months ending September 30, 2011. The increase in cost of goods sold, which generates a lower gross profit, is primarily attributable to the fixed manufacturing overhead costs that aren’t absorbed under lower sales volumes. Other increases in cost of products sold included higher costs of raw materials (particularly steel and cotton), rework charges and increased wages and benefit costs. Although we instituted a price increase effective September 15, 2011, which we anticipate will improve our gross profit margins in the future, the impact of the price increase will not be materially reflected in our gross margin until 2012.

Salaries and Wages

Salaries and wages, as a percentage of sales, were 47.1% for the three months ending September 30, 2011 and 23.7% for the three months ending September 30, 2010. The increase in salaries and wages as a percentage of sales was due primarily to the decrease in sales for the three months ending September 30, 2011 compared to the same period in 2010. Salaries and wages decreased 0.2% for the three months ended September 30, 2011 from the comparable period in 2010. The decrease in salaries and wages for this time period resulted primarily from the termination of a sales person which was offset by increased health and benefit costs.

Management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses

Selling and administrative expenses increased by 7.6% for the three months ended September 30, 2011 from the comparable period in 2010. The increase in expenses resulted from the increase in health insurance costs, conversion of a contract engineer to an employee in 2011, higher spending on promotion and marketing and increased patent costs described later in this section.

Although the current period experienced an increase in selling and administrative expenses for the three months ended September 30, 2011 as compared to the same period ended September 30, 2010, the Company expects to see overall decreases in selling and administrative costs through 2012 as cost cutting programs are executed on a continuing basis and one time patent costs are not anticipated to repeat in the short term.

The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Three Months Ended September 30,
	2011	2010	Change
Employee Benefits	$57,064	$48,324	$8,740
Travel & Marketing	41,845	47,668	(5,823)
Depreciation & Amortization	9,441	8,553	888
Professional Fees	65,534	52,667	12,867
Investor Relations	322	13,535	(13,213)
Occupancy Expense	28,651	28,817	(166)
Patent Expense	27,740	23,322	4,418
Stock Compensation	1,535	1,628	(93)
Bad Debts	(16)	—	(16)
Other Expenses	23,772	13,360	10,412

Total	$255,887	$237,875	$18,014

Employee Benefit costs increased as a result of higher health insurance premiums.

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

Professional fees increased during the three months ending September 30, 2011 compared to 2010 primarily due to additional financial consulting fees in implementing XBRL reporting and accounting services.

We terminated the month to month agreement with our investor relations firm in March, 2011. Accordingly, we did not incur any investor relations expense during the three months ending September 30, 2011.

Interest Expense

Interest expense increased by 8% for the three months ended September 30, 2011 from the comparable period in 2010 as a result of additional borrowings on the stockholder notes payable. The Company pays interest on the notes payable to two members of our board, one of which is also an executive officer. One loan calls for interest to be paid at maturity, the other loan interest is paid monthly. The interest rates on one of the loans is at 5% and the other loans are at prime rate less one-half percent, which was 2.58% as of September 30, 2011 as opposed to 2.60% as of September 30, 2010.

Results of Operations for the Nine-months Ended September 30, 2011 Compared to the Nine-months Ended September 30, 2010

The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the nine-months ended September 30, 2011 to the nine-months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	2010	Change
Net sales	$1,937,775	$2,542,766	$(604,991)

Costs and expenses:
Cost of products sold	1,474,971	1,635,010	(160,039)
Salaries and wages	804,184	772,307	31,877
Selling and administrative	805,010	851,974	(46,964)

Total costs and expenses	3,084,165	3,259,291	(175,126)

Other (expense) income:
Interest income	2	335	(333)
Interest expense	(128,662)	(121,123)	7,539

Total other expense	(128,660)	(120,787)	7,873

Net loss	$(1,275,050)	$(837,312)	$(437,738)

Net Sales

Net sales decreased 23.8% in the nine months ending September 30, 2011 compared to the nine months ending September 30, 2010. The majority of our sales decrease resulted from a major customer’s purchases of units in 2010 which did not occur in 2011. Sales of the Puradyn units depend on customer trial periods to identify savings and return on investment for potential customers. Filter sales are a function of units already deployed. Based on current trial units and established units, we anticipate that future sales will remain at levels consistent with the first three quarters of this year.

Sales to four customers individually accounted for 17%, 14%, 11% and 10% (for a total of 52%) for the nine months ending September 30, 2011, while sales to two customers individually accounted for 43% and 13% (for a total 56%) of net sales for the nine months ending September 30, 2010.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased from 35.7% in the nine months ending September 30, 2010 to 23.9% in the nine months ending September 30, 2011. Although sales decreased 23.8% as noted above, cost of products sold increased as a percentage of sales. As set forth above, the increase in cost of goods sold, which generates a lower gross profit, is primarily attributable to the fixed manufacturing overhead costs that are not absorbed under lower production volumes. Other increases in cost of products sold during the nine months ending September 30, 2011 included rework charges and increased wages and benefit costs. Additionally, an adjustment to inventory reserves in the first quarter of 2010 reduced cost of sales; there was no adjustment recorded in 2011.

Salaries and Wages

Salaries and wages increased 4.1% for the nine months ended September 30, 2011 from the comparable period in 2010. The increase in salaries and wages for this time period resulted primarily from higher benefit costs. Salaries and wages, as a percentage of sales, were 41.5% for the nine months ending September 30, 2011 and 30.4% for the nine months ending September 30, 2010. Management anticipates minimal hiring if the OEM and niche industry targets increase sales. Otherwise, management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses

The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Nine Months Ended September 30,
	2011	2010	Change
Employee Benefits	$177,667	$135,570	$42,097
Travel & Marketing	118,351	191,081	(72,730)
Depreciation & Amortization	27,806	26,188	1,618
Engineering	3,211	32,995	(29,784)
Professional Fees	180,127	207,088	(26,961)
Investor Relations	18,335	46,730	(28,395)
Occupancy Expense	82,452	80,888	1,564
Patent Expense	138,244	58,591	79,653
Stock Compensation	4,820	37,767	(32,947)
Bad Debts	148	25	123
Other Expenses	53,849	35,051	18,798

Total	$805,010	$851,974	$(46,964)

In February 2011 we issued stock options to employees, which accounts for the majority of the increased employee benefits costs for the nine months ending September 30, 2011 compared to the same period in 2010. Increased medical insurance premiums also contributed to the increase in employee benefits for the nine months ending September 30, 2011 compared to the nine months ending September 30, 2010.

Travel & Marketing decreased 38% for the nine months ending September 30, 2011 compared to the nine months ending September 30, 2010. As previously mentioned, the write off of promotional units in 2010 increased our marketing expenses during the nine months ending September 30, 2010 compared to the nine months ending September 30, 2011.

Engineering expenses decreased substantially as a contract engineer was converted to an employee in the first quarter of 2011. The expense of this former contractor is currently included in Salaries and Wages and a reduction in contract engineering expense resulted from this change. Additionally, we reduced travel and trade show attendance during 2011 compared to the same period in 2010.

Professional fees decreased 13% for the nine months ending September 30, 2011 compared to the nine months ending September 30, 2010. We incurred higher professional fees in 2010 as a result of legal expenses associated with former employees. We also incurred additional accounting fees in 2010 relating to our United Kingdom subsidiary which was closed in 2009. During 2010 we incurred additional expenses as a result of higher utilization of outsourced services, such as accounting and finance support.

Our investor relations expense decreased as a result of the cancellation of our contract with Emerging Markets. We are currently evaluating our investor relations program to identify what areas provide the most benefit to our shareholders. We anticipate that our expenses for investor relations will remain at or below 2010 levels for the remainder of the current year.

Patent expense for the nine months ending September 30, 2011 compared to the nine months ending September 30, 2010 was substantially higher as a result of several new patent applications and submission of certain existing patents for international recognition. We anticipate that these costs will remain consistent with 2010 levels for the balance of the year.

In February, 2010 we paid a consultant for services with stock options. During 2011 we did not have this expense, and accordingly, there was a reduction in stock compensation during the nine months ending September 30, 2011 compared to the nine months ending September 30, 2010. In May 2011 we entered into an agreement with Monarch Communications, Inc., to pay a portion of our public relations firm fees in stock. This amount has been reported as a marketing expense. Amounts reported as stock compensation for 2011 represent the value of options issued to Directors pursuant to our 2000 Non-Employee Directors Stock Option Plan. We do not anticipate issuing stock for services other than for those marketing services and Director compensation through the end of the current year.

Interest Expense

Interest expense increased 6.2% as a result of increased borrowing on the stockholder notes payable.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its obligations. As of September 30, 2011, the Company had cash and cash equivalents of $184,285, as compared to $49,813 at December 31, 2010. At September 30, 2011, we had negative working capital of ($531,774) and our current ratio (current assets to current liabilities) was 0.70 to 1. At December 31, 2010 we had negative working capital of ($440,952) and our current ratio was 0.70 to 1. The increase in our working capital deficit is primarily attributable to an increase in accrued liabilities which was partially offset by proceeds received on notes payable to stockholders.

We have incurred net losses each year since inception and at September 30, 2011 we had an accumulated deficit of $53,389,461. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During the nine months ended September 30, 2011 we raised $100,000 from the sale of common stock. In addition, during the nine months ended September 30, 2011 we have borrowed $965,000 from our stockholders. At September 30, 2011, we owed one stockholder approximately $7.2 million for funds he has advanced to us from time to time for working capital under a line of credit facility and direct loans. In addition, a Director has advanced $100,000 due April 1, 2012 which bears interest at 5% per annum. Interest expense on both loans totaled $128,662 for the nine months ended September 30, 2011.

We do not currently have any commitments for capital expenditures. Our current cash position is insufficient to cover our current operating needs. While we anticipate cash inflows from 2011 sales activity, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. While we are actively seeking additional equity investments, we have no firm commitments from any third parties and there are no assurances we will be successful in attracting additional capital. In addition, as set forth above, we owe one of our stockholders approximately $7.2 million which is due on December 31, 2012 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances the note holder will extend the due date.

We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If we are not successful in raising additional capital in the near future, it is possible we will be required to accelerate our contingent plans to more aggressively reduce spending, including drastic reductions in our work force, severe cutbacks in our production facilities and elimination of overhead costs that do not contribute to our level of sales activity. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2012. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our company. These factors raise substantial doubt about our ability to continue as a going concern.

Operating activities

For the nine month period ended September 30, 2011 net cash used in operating activities was $918,355, which primarily resulted from the net loss of $1,275,050. The negative effect of the net loss on working capital is offset by an increase in accrued liabilities of $157,735 and an increase in shareholder notes payable in the amount of $100,000.

Investing activities

For the nine months ending September 30, 2011, $21,341 cash was used in investing activities for the purchase of property and equipment.

Financing activities

Net cash provided by financing activities was $1,073,795 for the nine months ending September 30, 2011, composed of $100,000 of net proceeds received from stock issued for cash and $965,000 in notes payable under the line of credit from our stockholder as described above and net capital lease activity of $8,795.

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

Impact of Inflation and Foreign Currency Translation

Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products. While we no longer have operations in Great Britain, we maintain a small amount of cash on deposit in a bank account related to Ltd.’s previous operations and we continue to collect outstanding accounts receivable. These activities resulted in a minor foreign currency translation adjustment during the nine month period ending September 30, 2011. The impact of fluctuations in foreign currency has not been significant during the nine month period ended September 30, 2010. The exchange rate, the Great British pound to the U.S. dollar fluctuated from 1.59 on December 31, 2010 to 1.56 on September 30, 2011.

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

ITEM 1

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

None.

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

Date: November 14, 2011

PURADYN FILTER TECHNOLOGIES INCORPORATED

By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer

Date: November 14, 2011

By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer