Form 10-K
period 2011-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2012-04-05
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from: _____________ to _____________

001-11991

(Commission File Number)

PURADYN FILTER TECHNOLOGIES INCORPORATED

(Name of registrant as specified in its charter)

———————

Delaware	14-1708544
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2017 HIGH RIDGE ROAD, BOYNTON BEACH, FLORIDA 33426

(Address of Principal Executive Office) (Zip Code)

561-547-9499

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
NONE	NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $.001 PER SHARE

(Title of class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☑

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

Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $11,176,858 on June 30, 2011.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  47,120,154 shares of common stock are outstanding as of April 3, 2012.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

TABLE OF CONTENTS

Page No
PART I

Item 1.

Business

1

Item 1A.

Risk Factors

8

Item 1B.

Unresolved Staff Comments

10

Item 2.

Properties

10

Item 3.

Legal Proceedings

10

Item 4.

Mine Safety Disclosures

10

PART II

Item 5.

Stockholder Market for Registrant's Common Equity, Related Matters and Issuer Purchases

of Equity Securities

11

Item 6.

Selected Financial Data

12

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operation

12

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

19

Item 8.

Financial Statements and Supplementary Data

19

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

19

Item 9A.

Controls and Procedures

19

Item 9B.

Other Information

20

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

21

Item 11.

Executive Compensation

24

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

28

Item 13.

Certain Relationships and Related Transaction, and Director Independence

31

Item 14.

Principal Accountant Fees And Services

32

PART IV

Item 15.

Exhibits, Financial Statement Schedules

33

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of approximately $7.3 million at December 31, 2011 due our Chairman/CEO and a member of our board., our reliance on sales to a limited number of customers,

•

our ability to protect our intellectual property,

•

market overhang issues, and

•

the application of penny stock rules to the trading in our stock.

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

When used in this annual report, the terms "Puradyn", the “Company,” "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation, and our subsidiary.

PART I

ITEM 1.

BUSINESS.

The Company

We design, manufacture, market and distribute worldwide the puraDYN® bypass oil filtration system (the "Puradyn") for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. Working in conjunction with the equipment’s full-flow oil filter, the Puradyn system cleans oil by continually removing solid, liquid and gaseous contaminants from the oil through a sophisticated and unique filtration and evaporation process. For engine lubricating oil, our filters are unique in that it incorporates an additive package. Because Puradyn filtered lubricating oil is kept in a continually clean state, our system has been used effectively to safely extend oil-drain intervals and to extend the time between engine overhauls. We are the exclusive manufacturer of the disposable replacement filter elements ("Element") for the Puradyn.

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

The Puradyn system is currently manufactured in six different sizes suitable for placement on engines or equipment with oil sump capacities ranging from a minimum of eight to a maximum of 300 quarts. By utilizing multiple systems, sump capacities up to 450 gallons can be serviced. The later generation PFT model uses the same filter and offers the same benefits and features of the original TF model, with the added enhancements of easier serviceability and the main component of the system being more corrosion-resistant.

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

The Company has implemented patented and/or proprietary technology in the filter Elements that we believe provides several advantages including:

•

A technology that provides the capability of integrating the engine’s oil filter with the Puradyn system as well as facilitating the development of ‘smart’ features into an advanced oil filtration system. The technology was designed to complement the legacy and heavy duty product lines.

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

The Puradyn has no moving parts and consequently requires no significant ongoing maintenance. As long as Elements are changed at the recommended intervals and other standard preventive maintenance procedures such as changing factory full flow and air filters and oil analyses are completed, the Company believes the Puradyn will perform as designed; such belief is established and supported by independent lab tests and historical field performance.

Warranties

The Puradyn carries a six-month ‘money-back’ performance guarantee, and is currently warranted to the original user to be free of defects in material and workmanship for five years from date of purchase, with a one-year limited warranty on the heating element.

For the Company’s performance guarantee and warranty to remain in effect, users must, among other things, maintain a record of the laboratory oil analysis results and use Puradyn replacement parts. Oil analysis is a standard industry practice endorsed by OEMs and various fleet maintenance organizations and most engine manufacturers will accept oil analyses to verify clean oil to extend drain intervals as an alternative to performing their recommended oil change intervals.

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

The Company’s products are marketed to numerous industries including but not limited to, oil and gas services,  agricultural, bus, generator, construction, mining, industrial, and a multitude of hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the Company's primary focus is on those markets and OEM segments that would most utilize larger sump-capacity engines.

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

Taking a long-term approach, management believes that federal government entities and the U.S. military are markets that can be successfully cultivated, based on the following:

•

2011 continuing orders placed by the U.S. Military for installation on new trucks supplied by Freightliner LLC for foreign military sales.

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

•

2007 received first order from Freightliner LLC for the Foreign Military Sales Line Haul Trucks

•

2006 final test results from the U. S. Department of Energy, which shows that the systems used in evaluation of the benefits and cost analysis of bypass oil filtration, have produced an estimated savings of 89% in oil usage and purchases when used on heavy-duty diesel engines.

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

We currently have over 100 domestic and international active distributors and warehouse distributors located throughout North America. Additional potential distributors, such as dealers for Freightliner, Paccar, and John Deere, participate in other programs where sales are controlled through these OEMs.  While not all of these potential distributors actively promote our products, all distributors have access to our product and have the capability to sell our product.

Currently, the majority of international sales are administered by Puradyn from the United States and the remaining international distributors are located primarily in South America, Europe, and Asia. Our international Distributors purchase product directly from the Company and sell to their existing or new customers. The Company will accept returns of products that are defective at the time of sale to the distributor or prove to be defective during the limited warranty period. Returns are subject to specific conditions.

As a significant portion of our products are sold to distributors , this could unfavorably affect our overall exposure to credit risk as these customers could be affected by potential economic or other conditions.

There can be no assurance that such distributors will be successful in introducing the Puradyn in their territories as they will face obstacles similar to those any Company and its distributors would have encountered when introducing an innovative technology in their territories.

Sales

Direct Sales

The Company directly and/or with the assistance of its manufacturer's representatives, distributors or other agents, markets its products directly to OEMs, other distributors and national accounts. Typically, larger customers require an evaluation period to operate the system on their equipment. While set for a specific period of time, usually ranging from three to 12 months, evaluations are often influenced by a number of variables including equipment downtime or servicing which may extend the evaluation period. Consequently, the sales period can be relatively long; however, we have seen this evaluation period continue to shorten as the Company's products gain wider acceptance and support from well-known end users and OEMs.

Currently, our products are being evaluated (in various stages of progress) by numerous potential end users and existing customers including, among others:

•

A major engine OEM

•

A major transmission OEM

•

An international power generation company

We have a five-year contract on the Vehicular Multiple Award Schedule, New Technologies through the General Services Administration (GSA) This enables us to offer our Puradyn system to all federal, state and local government agencies. The GSA schedule allows easy access to our products without the usual lengthy bid process to all federal agencies that purchase vehicles, including construction equipment, medium and heavy trucks, waste disposal vehicles, aerial lift vehicles and fire trucks. The contract period is for five years from December 2009, the date of the award.

We are dependent upon sales to a limited number of customers. During 2011 three customers together accounted for 43% of the Company’s net sales and in 2010, two customers together accounted for 53% of the Company’s net sales. There were five customers at December 31, 2011, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 79.6% of total receivables. There was one customer at December 31, 2010, whose trade receivable balance was 36% of total receivables. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

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

International Sales

The Company, directly and/or with the assistance of commission-based manufacturer's representatives, has established primarily non-exclusive distributors and sales representation in various countries, including Denmark, Germany, South Africa, Turkey, United Kingdom, Thailand, Colombia, and others. The ultimate success of these and other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. Unlike domestic sales, the Company has a policy on international sales for them to be paid in advance before shipping or secured by a letter of credit. The Company’s credit risk is minimal with international sales as a result of this policy. Total international sales amounted to approximately 23.8% and 17.1% of consolidated net sales in 2011 and 2010, respectively.

Manufacturing and Production

The Company purchases component parts for unit housing and filter Elements. The component parts are assembled, packed and shipped from our facility in Boynton Beach, Florida.

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

In January 2004, we achieved ISO 9001:2000 registration from the International Organization for Standardization ISO 9001:2000 is a series of internationally accepted, multi-part quality management systems for industry-wide standardization applied to manufacturing and service organizations.

In December 2010, the Company completed a transition surveillance audit to achieve 9001:2008 registration, validating its Quality Management Standards process for ‘design, manufacture, sales and distribution of bypass oil filtration systems and replacement filters for various industries.’ Management believes this certification reinforces recognition of its tangible commitment to quality control and continuous improvement processes with OEMs and other potential large customers.

Competition

There are a number of companies which sell bypass oil filtration systems. Our primary competitors are Premo Lubrication Technologies, Inc., OilGuard, Amsoil Inc., and Oil Purification Systems, Inc.  Competitive bypass oil filters produced by other companies in varying degrees address the issues of solid or liquid contaminant filtration through centrifugal design, media filtration or evaporation. However, Puradyn believes that it designs and manufactures the only bypass oil filtration system that incorporates all of the following features which we believe provides us with a competitive advantage:

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

Most of our competitors may have more capital; some may have greater brand recognition, larger potential customer bases and significantly greater access to financial, technical and marketing resources than we do. A few of these competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. While we believe that our product is superior in performance to our competitors’ products, there are no assurances our belief is correct; however, independent testing, validation and ongoing field testing has provided a certain degree of assurance in our belief. For these and other possible reasons, some of our competitors' products may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations.

Intellectual Property

The Company owns patents for the Puradyn system; filter Elements, oil flow meter, and two patents for technology, which include a manifold type full-flow filter/bypass filtration unit (side-by-side) in the U.S. and certain other countries. The expiration dates of these patents range from May 2014 to August 2028. The following table provides information on our current U.S. patents.

Patent No.	Description	Date Issued
5,630,912	oil reclamation device with evaporator base and head mounted filter	May 20, 1997
5,591,330	oil filter containing a soluble thermoplastic additive material therein	July 7, 1997
5,639,965	oil reclamation system flow meter	July 17, 1997
5,718,258	releasing additives into engine oil	February 17, 1998
6,139,725	oil reclamation device with vaporization chamber	October 31, 2000
8,002,973	lubricant purification system	August 23,2011

We believe our patented technology is especially important on engines built since the enactment of the Clean Air Act of 1992, which requires tighter specifications for diesel engines. We have also applied for and received patents on these technologies in a number of foreign counties.

During 2008-2011, we applied for the following patents:

•

A new patent for a multi-purpose liquid filter.

•

International patents for recently granted domestic patents.

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

There can be no assurance that such patents will be granted or, if granted, will withstand competitive threats to their patentability or, in the case of the redesigned Puradyn, be developed into commercially viable products.

We have registered the product trademark “Puradyn” in the United States and other countries where the "Purifiner" trademark was registered, and have registered the product trademarks “CGP” and “Keep It Clean!” in the United States.

We have also obtained the rights to the domain name www.puradyn.com as well as the domain names puradyn.asia, puradyn.org, puradyn.us, puradyn.info and puradyn.biz.  As with telephone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use these Internet addresses; however, there can be no assurance in this regard.

Governmental Regulation

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

The conservation of energy, oil, and natural resources has become an important part of the national energy and environment agenda. We believe the current U.S. administration’s agenda, which in part, makes the commitment to conserve more oil over the next ten years than the U.S. currently imports from Middle East and Venezuela combined, could result in a mandate of federal fleets to use bypass filtration technology as a means to immediately conserve resources while alternative means of energy and environmental conservation are researched. There are no assurances, however, that any new government regulations will be enacted which will directly or indirectly benefit our company in the future.

Employees

At March 29, 2012, the Company had 22 full-time employees, including our executive officers.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2011. For the years ended December 31, 2011 and 2010, we reported net losses of $1,611,842 and $1,574,056, respectively. At December 31, 2011, we had an accumulated deficit of approximately $53.7 million. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder who is also an executive officer and director of our company have led our independent registered public accounting firm to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2011 and 2010 expressing substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

OUR NET SALES ARE NOT SUFFICIENT TO FUND OUR OPERATING EXPENSES. THERE ARE NO ASSURANCES WE WILL BE ABLE TO INCREASE OUR SALES, IN THE NEAR FUTURE, TO A LEVEL WHICH WILL FUND OUR OPERATING EXPENSES.

We used cash in operations of approximately $1.3 million and approximately $1.2 million in 2011 and 2010, respectively. Our net sales have never been sufficient to fund our operating expenses. We continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these cost reductions will continue to benefit us in future periods. However, as long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources which are extremely limited. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company.

WE NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through a credit line from one of our principal stockholders, as well as the issuance of equity and short-term loans, primarily from affiliates. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. At December 31, 2011, we had a working capital deficit of $536,722 as compared to a working capital deficit of $440,952 at December 31, 2010. We need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. We do not have any commitments for additional capital and we cannot assure you that any additional capital will be available to us in the future upon terms acceptable to us. Given our history of losses, debt levels and general uncertainties of the capital markets, we face a number of challenges in our ability to raise capital. If we do not raise funds as needed, our ability to provide for current working capital needs, pay our obligations as they become due, grow our company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our company.

WE OWE APPROXIMATELY $7.4 MILLION WHICH IS DUE BY DECEMBER 31, 2013.

Since March 2002, as set forth above, our principal stockholder, has been providing funding to us for working capital on an unsecured basis. At December 31, 2011, we owed him approximately $7.4 million. As extended, this loan is due on December 31, 2013 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances that the due date will be extended. While the loan is unsecured, this obligation makes it more difficult for us to secure the additional financing we need to fund our operations.

WE RELY ON SALES TO A LIMITED NUMBER OF CUSTOMERS AND THERE ARE NO ASSURANCES THAT THESE CUSTOMERS WILL CONTINUE TO PURCHASE PRODUCTS FROM US.

We are dependent upon sales to a limited number of customers. During 2011 three customers individually accounted for approximately 16%, 15% and 12% respectively (for a total of 43%) of our net sales. During 2010 two customers individually accounted for approximately 40% and approximately 13% (for a total of 53%) of our net sales. We do not have contracts with our customers and the loss of sales from one or more of these customers could materially impact our results of operations in future periods.

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

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At December 31, 2011, we had 46,830,504 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, were outstanding:

•

4,096,476 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.167 to $1.25 per share; and

•

2,993,972 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $0.11 per share to $2.60 per share.

The issuance of these shares will be dilutive to our existing stockholders.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

As the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our common stock in the secondary market because few brokers or dealers are likely to undertake these compliance activities. Purchasers of our common stock may find it difficult to resell the shares in the secondary market.

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

On December 27, 2011 the Company filed a Notice of Readiness for Jury Trial. A jury trial has been set for the eight week period beginning September 4, 2012. Although mediation is mandatory, Mr. Ford has not yet responded to a settlement offer tendered by the Company.

ITEM 4.

Mine Safety Disclosures.

Not applicable to our company

PART II

ITEM 5.

STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the symbol PFTI. The reported high and low sales prices for the common stock as reported on the OTC Bulletin Board are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2010
First quarter ended March 31, 2010	$0.24	$0.15
Second quarter ended June 30, 2010	$0.22	$0.15
Third quarter ended September 30, 2010	$0.44	$0.14
Fourth quarter ended December 31, 2010	$0.33	$0.22
Fiscal 2011
First quarter ended March 31, 2011	$0.44	$0.24
Second quarter ended June 30, 2011	$0.32	$0.25
Third quarter ended September 30, 2011	$0.35	$0.18
Fourth quarter ended December 31, 2011	$0.20	$0.11

On April 3, 2012, the last sale price of our common stock as reported on the OTC Bulletin Board was $0.14. As of April 3, 2012, there were 306 record owners of our common stock. The transfer agent for the Company’s common stock is ClearTrust LLC, 16540 Pointe Village Drive, Suite 201, Lutz, Florida 33558

Dividend Policy

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

Recent Sales of Unregistered Securities

On May 19, 2011, we entered into a consulting agreement with Monarch Communications, Inc. for services rendered as a public relations firm and media relations consultants for the Company. The term of the agreement is for twelve months. As compensation for their services, Monarch will receive a fee of $6,000 per month, payable as $2,000 cash and $4,000 in shares of common stock, valued at the closing price on the date of issue. Either party may terminate the agreement with 30 days’ notice.

As partial compensation per the agreement for consultant work, the Company issued to Monarch Communications, Inc. the following:

•

On October 20, 2011, 20,000 shares of common stock valued at $0.20 per share

•

On December 9, 2011, 22,222 shares of common stock valued at $0.18 per share.

•

On January 12, 2012, 26,667shares of its common stock valued at $0.15 per share

•

On February 27, 2012, 26,667 shares of its common stock valued at $0.15 per share.

•

On March 6, 2012, 30,769 shares of its common stock valued at $0.13 per share.

The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On January 12, 2012, the Company issued 45,560 shares of its common stock valued at $0.17 per share to two investors in connection with their exercise of warrants. The recipients are accredited or otherwise sophisticated investors who had such knowledge and experience in business matters and were capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On January 31, 2012, the Company issued 50,000 shares of its common stock valued at $0.175 per share to an outside consultant as compensation for legal work throughout 2010-2011. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On January 31, 2012, the Company issued 45,000 shares of its common stock valued at $0.17 per share to an investor in connection with the exercise of warrants. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On February 12, 2012, the Company received $34,535 as payment for the note payable from a warrant holder to exercise the purchase of 207,214 shares of its common stock valued at $0.167 per share. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion together with Part II, Item 6 “Selected Financial Data” and our audited consolidated financial statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under “Cautionary Statement Regarding Forward-Looking Information” and Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

General

Sales of the Company’s products, the puraDYN® bypass oil filtration system and replaceable filter elements will depend principally upon end user demand for such products and acceptance of the Company’s products by OEMs. The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company’s products is subject to a high degree of uncertainty. Developing market acceptance for the Company’s existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products. As a result of our limited resources, we have not had adequate funds available to undertake these necessary marketing efforts.

To our knowledge, currently no bypass oil filtration system has captured a substantial share of the market. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

•

A competitively priced, value-added product based on an advanced, patented technology;

•

An alternative solution to the rising costs and national concerns over dependence on foreign oil and the growing trend toward ‘greening’ of existing technologies.

•

Providing an operational maintenance solution to end users in recognition of existing and reasonably foreseeable federal environmental legislation such as new regulation affecting diesel engines and diesel fuels, mandating cleaner diesel engines which first went into effect January 1, 2007. Additional and more stringent legislation went into effect in 2010.

•

Providing significant operational savings which will reduce engine life cycle costs

•

Providing potential fuel efficiency due to a reduction of friction in the engine components from continuously clean lubricating oil.

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a nationwide distribution network that will not only sell but also install and support our product. We currently have approximately 103 active distributors in the U.S. and internationally. The number of distributors will frequently change as we add new distributors as well as when OEMs come onboard with their distribution network.

We continue to focus our sales and marketing efforts to target industries open to innovative methods to reduce oil maintenance operating costs. These industries are searching for new and progressive ways to maintain their equipment, including bypass oil filtration. This strategy includes focus on:

•

The expansion of existing strategic relationships we have with John Deere, Avis, and others;

•

Continued development and expansion of our distribution network with distributors who have an established customer base;

•

Continued development of relationships with identified and targeted market segment OEMs;

•

Creating customer ‘pull-through’, a sustained level of request for our product on the OEM level; and

•

Initiating and monitoring customer evaluations for conversion into sales, both immediate and long term.

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of product acceptance based on recent accomplishments:

•

September 2011 announcement that the Company has named a supplier of its Puradyn system for engines to John Deere for Construction and Forestry products. The product was selected after over four years of evaluation and testing.

•

Increased activity in the open pit mining industry.

•

Increased activity in Europe, Asia, and South and Central America.

We believe that the renewed interest shown in our bypass oil filtration technology as an economic alternative to combat significantly rising oil prices, dependence upon foreign oil, coupled with the added benefits of being environmentally beneficial and a means to conserve oil, has timely and favorably positioned the Company as a manufacturer of a cost efficient “green” product.

Our customers have found that bypass oil filtration technology affords the same benefits of the claims made by alternative energy source providers – reduce significant oil consumption and minimize a company’s carbon footprint. The advantages our Company offers vs. alternative energy source providers to existing and potential customers include not having to invest in new equipment; continued use of existing fleet equipment; and offering a relatively low-cost aftermarket product, installation, training, and support.

Recognizing that a level of oil consumption is not 100% avoidable, we promote our technology as environmentally-friendly in that it provides a practical and more intelligent use of oil as opposed to the accepted norm of oil as a disposable and infinite resource. By keeping engine and hydraulic oil continuously clean, equipment runs at optimum efficiency and the oil can be kept in use, possibly extending the life of the oil by numerous oil drain cycles.

We believe that industry acceptance resulting in sales will continue to grow in 2012; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues. Business revenue in 2011 was below management expectations, which we believe is attributable to the sluggish economic recovery.

The Company’s sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the end-user to test and evaluate the Puradyn system on its fleet equipment. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment applications downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long; however, the addition of several large engine users and the naming of official supplier status at John Deere may help in achieving high end user confidence levels to reduce evaluation times.

We believe international sales are especially well suited to our product for a number of reasons, including the fact that lubricating oil products in foreign countries are usually more expensive than in the United States. In 2010, total international sales accounted for 17% of the Company’s consolidated net sales. For 2011, international sales were 24% of the Company’s consolidated net sales.

Our focus on specific industries several years earlier has continued to pay dividends through 2011, notwithstanding the general recessed economic environment.  These industries demonstrated early signs of recovery from the economy’s current situation, and we are beginning to benefit from their recovery. We also saw signs from our international business of increasing activity and orders throughout 2011. Our activity with an OEM substantially increased in 2011 and should provide benefits throughout 2012.

Optimizing our limited resources and obtaining sufficient capital is pivotal to accomplishing our goals. We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the specific niche industries using our system. To accomplish these tasks, we may need to obtain capital funding and add appropriate sales and marketing support to be sure our distributors and customers are served. We anticipate the need for at least one more sales person plus one sales support person. and we added a product engineer in the first quarter of 2011 as our OEM and customer problem solving activities continue to grow. The expansion into the OEM area is rewarding in that it provides a steady flow of material requirements for our manufacturing facility. Additionally, OEM business allows us more stability in retaining trained manufacturing personnel, a stronger supply chain with steady production, economies of scale, and the ability to better utilize our overhead with higher average material turn rates.

We continue to address our liquidity and working capital issues as we continue to seek to raise additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these cost reductions will impact our results of operations during the balance of 2012 and beyond. We also continue to review cost of material increases, some of which were passed through to our customers as product price increases in the past few years.  As a result of the declining economy, we elected not to implement a yearly price increase in January 2010 and January 2011. Due to raw material cost increases we could no longer postpone an increase and accordingly issued a price increase in September 2011.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder, as set forth above, have led our independent registered public accounting firm Webb & Company P.A. to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2011 and 2010 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities, borrowing from our principal stockholder as previously described, however, we have no firm commitments from any third party or our principal stockholder to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Estimation of Inventory Obsolescence

The Company provides for estimated inventory obsolescence or unmarketable inventory in amounts equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventory movement is calculated on a rolling 24 month basis and reserves are established for excess inventory and obsolete inventory based on that analysis and management’s determination.

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

The financial statements of our U.K. subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during the year ended December 31, 2011 as well as 2010 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the years ending December 31, 2011 and 2010, we recorded no foreign currency exchange rate gains. The exchange rate of the British pound to the U.S. dollar fluctuated from 1.55 on December 31, 2010 to 1.5453 on December 31, 2011 as compared to 1.5928 on December 31, 2009 to 1.55 on December 31, 2010.

Results of Operations

Year Ended December 31, 2011 (2011) as Compared to Year Ended December 31, 2010 (2010)

The following table sets forth (amounts in thousands) the Company’s operating information for 2011 and 2010:

	In thousands
	2011	2010	Increase or (Decrease)
Net sales	$2,679	$3,106	$(427)
Operating costs and expenses:
Cost of products sold	2,073	2,355	(282)
Salaries and wages	1,071	1,035	36
Selling and administrative	975	1,094	(119)
	4,119	4,484	(365)

Loss from operations	(1,440)	(1,378)	62

Other income (expense):
Interest income	—	—	—
Interest expense	(172)	(163)	9
Other expense		(34)	(34)
Total other expense	(172)	(197)	(25)

Net loss	$(1,612)	$(1,575)	$37

	In thousands
	2011	2010	Change
Gross sales	$2,652	$3,120	$(468)
Sales returns and allowances	27	(14)	41
Net Sales	2,679	3,106	427

US domestic sales	2,042	2,576	(534)
US international sales	637	530	107

Net Sales	$2,679	$3,106	$427

Net Sales. Net sales decreased 13.7% in 2011 compared to 2010. This decrease was attributable primarily to one customer’s reduced purchases. During 2010 this customer represented approximately 40% of sales; during 2011 this customer represented approximately 15% of sales. The higher sales in 2010 in comparison to 2011 from this one customer was a result of their decision to outfit a number of facilities with the Puradyn system. In 2011 they did not require the same number of installations since the majority of their outfittings occurred in the prior year. We expect sales to slightly increase in 2012, based upon information from existing customers and our analysis of their buying patterns. Approximately $51,000 of our net sales revenue for the period September 15, 2011 through December 31, 2011, was from the price increase effective September 15, 2011.

International sales increased approximately 20.2% in 2011 compared to 2010. As a percentage of sales, international sales represented 23.8% of net sales in 2011 compared to 17.1% in 2010. Domestic sales decreased approximately 20.7% in 2011 compared to 2010. We anticipate that international sales will increase in 2012, based upon customer feedback.

Cost of Sales. Cost of products sold, as a percentage of sales, remained relatively constant at approximately 77% for 2011 and approximately 76% for 2010. The following table sets forth the components of cost of sales:

	2011	2010	Change
Materials & Overhead	$1,155,638	$1,505,628	$(349,990)
Freight Out & Fees	97,557	118,790	(21,233)
Scrap, Rework and Warranty adjustment	9,152	24,896	(15,744)
Adjustment to Inventory Reserves	107,035	94,404	12,631
Manufacturing Wages & Benefits	373,158	284,326	88,832
Occupancy Expense	298,274	292,841	5,433
Depreciation and Amortization	10,720	10,057	663
Other Expenses	21,389	24,255	(2,866)

	$2,072,923	$2,355,197	$(282,274)

Materials and Overhead applied along with Freight Out & Fees decreased in 2011 as compared to 2010 as a result of lower sales. The decrease in scrap, rework and warranty adjustment expense category was primarily a result of the variance in the warranty reserve. During 2011 the warranty reserve was substantially reduced which gave rise to a negative amount in the expense line item in the amount of $(19,169).

Manufacturing wages and benefits increased 31.2% primarily due to benefit costs. Higher health insurance costs along with the accrual of vested employee stock option expenses are the major benefit expenses contributing to the increase.

Salaries and Wages Salaries and wages increased approximately 3.5% in 2011 as compared to 2010. This increase resulted from one engineer hired in February, 2011, who was a contract engineer prior to full time employment. Salaries and wages, as a percentage of sales, were 40% for 2011 and 33.3% for 2010. The increase in salaries and wages as a percentage of sales was primarily due to a decrease in sales revenues. Management anticipates minimal hiring if the OEM and niche industry targets increase sales. Otherwise, management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses Selling and administrative expenses decreased by approximately10.8% in 2011 from 2010. This decrease is due to a decrease in travel and marketing, engineering, professional fees, stock compensation expenses and investor relations. Those decreases were offset by an increase in employee benefits and patent expenses. The following table sets forth the components of selling and administrative expenses:

	2011	2010	Change
Employee Benefits	$241,363	$173,110	$68,253
Travel & Marketing	165,012	208,472	(43,460)
Depreciation/Amortization	37,115	34,822	2,293
Engineering	4,069	55,751	(51,682)
Professional Fees	237,001	267,884	(30,883)
Investor Relations	19,646	68,630	(48,984)
Occupancy Expense	110,649	109,195	1,454
Patent Expense	81,737	78,756	2,981
Stock Compensation	6,521	39,167	(32,646)
Bad Debts	934	(3,321)	4,255
Other Expenses	71,196	61,216	9,980

Total	$975,243	$1,093,682	$(118,439)

The increase in employee benefits resulted from higher health insurance costs and the impact of the accrual of vested employee stock option expenses. Travel and marketing expenses decreased due to the reduction of trade show participation, conversion of commission compensation to base compensation for one salesperson and reduced travel expenses as a result of the elimination of one salesman position. Engineering expense decreased from the conversion of an outside consultant to a full time employee. Professional fees decreased as a result of reduced legal and accounting costs. The decrease in investor relations was due to the termination of our contract with an investment relations firm, which was replaced with a public relations firm whose expense is a part of marketing expenses. The increase in patent expense resulted from several new patent applications submitted during 2011. The decrease in stock compensation in 2011 compared to 2010 was due to the issuance in 2010 of stock options to non-employees. We anticipate that our selling and administration expenses will remain at the same level in 2012 as 2011. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses. The increase was primarily due to corporate franchise tax fees assessed by Texas, which resulted from the higher sales to a major customer located in Texas.

Interest Expense Interest expense increased in 2011 as compared to 2010 as a result of increased borrowings in 2011. The Company pays interest monthly on the notes payable to our Chairman and CEO at prime rate less .5%, with rates reset as often as the Federal Reserve changes interest rates, which was a weighted average of 2.355% for 2011, as compared to an average of 2.568% for 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet current operating requirements. As of December 31, 2011, we had cash of $51,152 as compared to cash of $49,813 at December 31, 2010. At December 31 2011, we had negative working capital of $636,722 and our current ratio (current assets to current liabilities) was .63 to 1. At December 31, 2010 we had negative working capital of approximately $441,000 and our current ratio was .70 to 1. The decrease in working capital and current ratio is primarily attributable to a decrease in inventory and an increase in accrued liabilities offset by an increase in accounts receivable.

We have incurred net losses each year since inception and at December 31, 2011 we had an accumulated deficit of $53,726,253. Our net sales are not sufficient to fund our operating expenses. We do not have any external sources of liquidity. Historically, we have relied on the sales of our stock from time to time and loans from third parties and from related parties to fund our operations. During 2011, we raised a total of $100,000 in capital from current stockholders and during 2010 we raised a total of $450,000 in capital from two institutional investors and current stockholders. During 2011 we borrowed $125,000 from a stockholder and member of the Board of Directors and an additional $1,065,000 from our principal stockholder, who is also an executive officer and director of our company, and at December 31, 2011, we owe this executive officer and director of our company approximately $7.4 million for funds he has advanced to us from time to time for working capital. Interest expense on this loan was $165,573 for the year ended December 31, 2011.

We do not currently have any commitments for capital expenditures. Our current cash position is insufficient to cover our current operating needs. While we anticipate cash flows from 2012 sales activity, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. In addition, as set forth above, we owe our stockholder approximately $7.4 million which is due on December 31, 2013 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our stockholder will extend the due date. We continue to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of its assets to continue as a going concern through 2012. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our company.

Operating activities

Net cash used in operating activities during 2011 was $1,288,969, as compared to $1,197,564 for 2010, which went primarily to fund the operating losses. During 2011, the effect of the net loss on working capital is increased by higher accounts receivable and offset by an increase in the provision for obsolete and slow moving inventory, deferred compensation and compensation expense paid in stock based arrangements. During 2010, the effect of the net loss on working capital is offset by an increase in the provision for obsolete and slow moving inventory, deferred compensation and compensation expense paid in stock based arrangements and prepaid expenses.

Investing activities

Net cash used in investing activities during 2011 was $21,341, as compared to $35,531 for 2010. The majority of the 2011 and 2010 investments related to computer and software acquisitions.

Financing activities

Net cash provided by financing activities was $1,311,291 for 2011, as compared to $1,143,328 for 2010. During 2011 the net amount of $108,335 was received from private stock transactions issued for cash, warrant exercise and employee exercise of stock options for cash, as compared to $445,100 received from private stock transactions issued for cash for 2010. During 2011 $1,067,103 was received from a shareholder credit line, as compared to $676,500 which was received in 2010. This loan is a line of credit made available to us by a member of our Board of Directors. Additionally, $125,000 was received from a stockholder and director.

Off Balance Sheet Arrangements

None.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained later in this report beginning on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our Chief Executive Officer and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and our Vice President who serves as our principal financial officer, concluded that as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Vice President who serves as our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and/or members of our Board of Directors:

Name	Age	Positions
Joseph V. Vittoria	76	Chairman of the Board of Directors and Chief Executive Officer
Kevin G. Kroger	60	President, Chief Operating Officer and Director
John S. Caldwell (2)	67	Director
Forrest D. Hayes (1), (2)	79	Director
Dominick Telesco	81	Director
Charles W. Walton (1)	79	Director
Alan J. Sandler	73	Principal Financial Officer, Vice President, Chief Administrative
Officer and Corporate Secretary

———————

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

Kevin G. Kroger joined Puradyn July 3, 2000 as President and Chief Operating Officer and was appointed to the Board of Directors in November 2000. He was also appointed to the Board of Puradyn, Ltd. In December 2000, Mr. Kroger was with Detroit Diesel Corporation from 1989 to the time he joined our company, serving in various executive and Board positions prior to his appointment in 1998 to the position of Vice President and General Manager of Series 30/40 Product. From 1987 to 1989 he was Vice President of R.E.S. Leasing and of VE Corporation. Prior to this, from 1971 to 1987, he held several management positions with Caterpillar Corporation.

With vast experience in the heavy-duty engine industry, Mr. Kroger provides our company with operations oversight and guidance in sales and marketing. Mr. Kroger also holds a degree in engineering which facilitates our research and development area, along with a deeper understanding in configuring our product to the customer’s needs. The Board believes that Mr. Kroger has the experience, qualifications, attributes and skills necessary to serve as a Director.

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

Mr. Hayes’ depth of experience and credentials in the financial arena and his experience as CEO of a manufacturer of auto and truck parts provides insight and a knowledge base to the company on finance, production and marketing which is extremely valuable to the operation. The Board believes that Mr. Hayes has the experience, qualifications, attributes and skills necessary to serve as a Director.

Dominick Telesco was appointed to the Puradyn Board of Directors on December 19, 2006. In addition to Puradyn, Mr. Telesco also serves on the Boards of the Palm Beach County Cultural Council and the United Way of Palm Beach. Mr. Telesco is Chairman of the Board of 3 Logistics Corporation and Datelco, Inc. Mr. Telesco is also a member of the Board of Governors of the Palm Beach Branch of John Hopkins Hospital; and President of Boxwood Association, Inc.

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

Alan J. Sandler serves as the Company’s principal financial officer, Vice President, Chief Administrative Officer, and Secretary to the Board. Mr. Sandler joined our company in June 1998 and has served in various other positions including President (June 1998 until January 2000), Chief Operating Officer (June 1998 to January 2000), Chief Financial Officer (June 1998 to March 2001 and August 2001 to March 2002), Principal Financial Officer (April 2010 to present) and Director (June 1998 to December 2004). Prior to joining our company, from 1995 until 1997 Mr. Sandler served as President and Chief Executive Officer to Hood Depot, Inc., a national restaurant supply manufacturer/distributor. From 1979 to 1995 he was President and Chief Executive Officer of Sandler & Sons Dental Supply Company, a regional dental supply and equipment distributor. Previous to this position he was a Vice President of Gardner Advertising Company, a national advertising agency, from 1965 to 1979.

There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2011 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2011, as well as any written representation from a reporting person that no Form 5 is required, we are aware of no officer, director or 10% or greater stockholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2011 except Mr. Caldwell, Mr. Hayes, Mr. Vittoria and Mr. Telesco, who each failed to timely file Form 4 reporting one transaction each and Mr. Kroger and Mr. Sandler, officers, who each failed to timely file two Form 4 reports each reporting one transaction on each filing. These reports were subsequently filed.

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

•

understands audit committee functions.

The audit committee met four times in 2011.

You will find a copy of our Audit Committee Charter posted on our website at http://www.puradyn.com under Investor Relations, or you may write to us at Puradyn Investor Relations, 2017 High Ridge Road, Boynton Beach, FL 33426.  We will provide a copy to you upon request at no charge.

Compensation Committee

On November 20, 2008, the Board of Directors formally adopted a compensation committee charter that was incorporated into the by-laws of the Company. The charter defines the purpose and responsibilities of the Compensation Committee.

The Compensation Committee is a standing committee appointed by the Board of Directors. The Committee is comprised of a minimum of two independent board members; currently, General John S. Caldwell (Chairperson) and Mr. Forrest D. Hayes. The Committee has the authority to determine the compensation of the organization’s executive officers and other employees as the Committee deems appropriate.

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

The Compensation Committee did not meet in 2011.

You will find a copy of our Compensation Committee Charter posted on our website at http://www.puradyn.com under Investor Relations, or you may write to us at Puradyn Investor Relations, 2017 High Ridge Road, Boynton Beach, FL 33426.  We will provide a copy to you upon request at no charge.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for

•

our principal executive officer or other individual serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2011 as that term is defined under Rule 3b-7 of the Exchange Act

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with FASB ASC 718, Compensation-Stock Compensation.  During each of fiscal 2010 and fiscal 2011, two of the executive officers listed below have deferred approximately 50% of their base wages and/or annual increases. The amounts included below reflect wages actually earned during the respective periods.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Joseph V. Vittoria [1]	2011	—	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—	—
Kevin Kroger [2]	2011	185,920	—	—	40,980	—	—	17,341	244,241
	2010	185,920	—	—	—	—	—	17,341	203,261
Alan Sandler [3]	2011	112,000	—	—	20,490	—	—	1,157	133,647
	2010	112,000	—	—	—	—	—	1,205	113,205

———————

1.

Mr. Vittoria, who is also the Chairman of our Board of Directors, serves as our Chief Executive Officer. Mr. Vittoria’s compensation excludes interest paid to him under the working capital loan he provides to our company. See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report.

2.

Mr. Kroger serves as our President and Chief Operating Officer. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Kroger during each fiscal year and disability and life insurance premiums we pay on his behalf. Annual salary deferral of $102,920, which is included in his salary for 2011 and 2010 in the foregoing table, is payable at such time as the company achieves a positive cash flow or on an emergency basis, as approved by the CEO and 150,000 employee stock options, exercisable at $.28 per share, with a four-year vesting period from date of grant.

3.

Mr. Sandler serves as our principal financial officer, Vice President, and Chief Administrative Officer. All Other Compensation in the foregoing table represents the amounts for reimbursement of Social Security and Medicare premiums. Annual salary deferral of $62,000, which is included in his salary for 2011 and 2010 in the foregoing table, is payable at such time as the company achieves a positive cash flow or on an emergency basis, as approved by the CEO and 75,000 employee stock options, exercisable at $.28 per share, with a four-year vesting period from date of grant.

How our Executive Officers Compensation is Determined

Mr. Vittoria, who has served as our Chief Executive Officer since October 2006, is not a party to an employment agreement with the Company. He receives no compensation and does not participate in any of the Company’s insurance plans.

On July 3, 2000, the Company entered into an employment agreement, with an initial term of three years, with Mr. Kroger, who serves as our President and Chief Operating Officer. Thereafter, the contract was amended on December 23, 2002 and July 3, 2003. The contract provided for an annual salary of $166,000, minimum bonuses of $50,000, $80,000 and $80,000, respectively, for the years 2000 through 2002; 300,000 qualified stock options; a one-year salary severance clause, and certain insurance and auto allowance compensations. On December 23, 2002, it was agreed that the President receive 100,000 shares of common stock in lieu of the $80,000 bonus due to be paid. Mr. Kroger is also entitled to paid health insurance, a life insurance and disability policy, a $1,000 per month car allowance, four weeks paid vacation and other executive benefits which may be made available from time to time. Upon entering into the agreement we granted Mr. Kroger 10-year options to purchase 300,000 shares of our common stock at the then fair market value of our common stock which vested in equal installments on the first, second, third and fourth anniversary date of the agreement. The agreement also contains customary indemnification, non-compete, confidentiality and invention assignment clauses. The term of the agreement continues on a year-to-year basis on the same terms and conditions as were in effect at the time of renewal. The agreement may be terminated by us upon Mr. Kroger’s death or disability, by us for good cause as defined in the agreement, or by either party without cause. In the event the agreement is terminated on Mr. Kroger’s death, by us for cause or by him without cause, we do not owe any severance benefits. If the agreement is terminated as a result of his disability, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year.  If the agreement is terminated by us without cause or by Mr. Kroger in the event of a change of control of our company, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year, together with any declared but unpaid bonus. The addendum dated July 3, 2003 discontinued the bonus provision of the contract but all other terms and conditions of the contract remain in effect. During the fiscal year 2011, Mr. Kroger’s base annual salary was $185,920 with approximately $102,920 deferred annually and 150,000 employee stock options, exercisable at $.28 per share, with a four-year vesting period from date of grant with all other terms and conditions of his employment agreement intact.

Mr. Sandler, who has served as our principal financial officer since April 2010 and Vice President and Chief Administrative Officer since January 2000, is not a party to an employment agreement with the Company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Sandler’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in determining the amount of Mr. Sandler’s compensation. During the fiscal year 2011 Mr. Sandler’s compensation package included a base annual salary of $112,000, with approximately $62,000 deferred annually, deferred until such time as the company reaches a positive cash flow, 75,000 employee stock options, exercisable at $.28 per share, with a four-year vesting period from date of grant, and company-provided insurance benefits and reimbursement of his Social Security and Medicare premiums. The amount of payable to Mr. Sandler can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2011:

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)
Joseph V. Vittoria	150,000	—	—	1.25	3/24/13	—	—	—	—
	71,429	—	—	1.25	3/26/13	—	—	—	—
	80,645	—	—	1.25	4/4/13	—	—	—	—
	86,207	—	—	1.25	5/9/13	—	—	—	—
	92,593	—	—	.50	7/17/14	—	—	—	—
	21,008	—	—	.50	8/6/15	—	—	—	—
Kevin Kroger	50,000	50,000	—	0.26	06/10/18	—	—	—	—
	100,000	—	—	1.70	01/10/13	—	—	—	—
	—	100,000	—	0.21	9/8/20	—	—	—	—
	—	150,000	—	0.28	02/04/21
Alan Sandler	50,000	50,000	—	0.26	06/10/18	—	—	—	—
	50,000	50,000	—	0.30	08/05/18	—	—	—	—
	—	75,000	—	0.21	09/08/20
	—	75,000	—	0.28	02/04/21	—	—	—	—

Incentive and Non-qualified Stock Option and Stock Award Plans

On July 29, 2010, the Board of Directors approved the adoption of a stock option plan (the "2010 Option Plan"), which provides for the granting of up to 2,000,000 options, subject to stockholder approval, (for both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, based upon the determination of the Board of Directors.

On May 23, 2011 the Board of Directors approved and adopted an increase in the number of shares reserved for issuance under the 2010 from 2,000,000 shares to 4,000,000 shares.

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

As of December 31, 2011, under the Directors’ Plan, options to purchase 160,000 shares of common stock were outstanding. As of December 31, 2011, under the 1996 Plan, there were no non-qualified options outstanding, under the 1999 Plan, incentive stock options to purchase 1,241,075 shares of common stock were outstanding and, under the 2010 Plan, incentive stock options to purchase 1,592,897 shares of common stock were outstanding.

Director Compensation

Each independent member of the Board of Directors is automatically granted 5,000 options upon election or appointment as a new member of the Board of Directors. Each independent director receives an additional 5,000 options at the close of each annual meeting of stockholders or on the anniversary of their appointment to the Board. Additionally, each independent director automatically received 2,500 options for each committee of the Board on which the director serves. Options are granted at a price equal to the fair market value of the stock on the date of grant, are exercisable commencing two years following grant, and will expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service. Our management directors do not receive any compensation for their services as directors.

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2011. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Joseph V. Vittoria	—	—	—	—	—	—	—
John S. Caldwell (1)	—	—	1,130	—	—	—	1,130
Forrest D. Hayes (2)	—	—	1,541	—	—	—	1,541
Kevin G. Kroger	—	—	—	—	—	—	—
Dominick Telesco (3)	24,000	—	492	—	—	—	24,492
Charles W. Walton (4)	—	—	1,130	—	—	—	1,130

———————

(1)

On August 26, 2011, General Caldwell was granted options to purchase 7,500 shares of common stock at an exercise price of $0.18 per share, vesting on August 25, 2013 and expiring on August 25, 2016.

(2)

On November 10, 2011, Mr. Hayes was granted options to purchase 10,000 shares of common stock at an exercise price of $0.18 per share, vesting on November 10, 2013 and expiring on November 10, 2016.

(3)

On December 19, 2011, Mr. Telesco was granted options to purchase 5,000 shares of common stock at an exercise price of $0.11 per share, vesting on December 19, 2013 and expiring on December 19,2016. On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco is President of Boxwood Associates, Inc.

(4)

On August 26, 2011, Dr. Walton was granted options to purchase 7,500 shares of common stock at an exercise price of $0.18 per share, vesting on August 25, 2013 and expiring on August 25, 2016.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 28, 2012 we had 46,856,449 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as March 28, 2012 by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Joseph V. Vittoria (1)	5,953,691	12.6%
Kevin G. Kroger (2)	892,709	1.9%
Alan J. Sandler (3)	252,142	*
Lieutenant General John S. Caldwell, Jr. US Army (retired)(4)	72,500	*
Forrest D. Hayes (5)	30,000	*
Dominick Telesco (6)	6,394,188	13.5%
Dr. Charles W. Walton (7)	401,428	*
All officers and directors as a group (eight persons) (1)(2)(3)(4)(5)(6)(7)	14,664,337
Quantum Industrial Partners, LDC (8)	4,570,000	9.8%
Glenhill Capital Management, LP (9)	3,773,808	8.1%

———————

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

•

options to purchase 75,000 shares of common stock at $.26 per share through June 10, 2018;

•

options to purchase 25,000 shares of our common stock at an exercise price of $.21 per share through September 8, 2020.

•

unvested options to purchase 37,500 shares of our common stock at an exercise price of $.28 per share through February 4, 2021.

The number of shares beneficially owned by Mr. Kroger excludes:

•

unvested options to purchase 25,000 shares of our common stock at an exercise price of $.26 per share through June 10, 2018.

•

unvested options to purchase 75,000shares of our common stock at an exercise price of $.21 per share through September 8, 2020.

•

unvested options to purchase 112,500 shares of our common stock at an exercise price of $.28 per share through February 4, 2021.

(3)

The number of shares beneficially owned by Mr. Sandler includes:

•

options to purchase 100,000 shares of common stock at $.30 per share through August 5, 2018;

•

options to purchase 25,000 shares of common stock at $.26 per share through June 10, 2018;

•

options to purchase 50,000 shares of our common stock at an exercise price of $.30 per share through August 5, 2018.

•

options to purchase 18,750 shares of our common stock at an exercise price of $.21 per share through September 8, 2020

•

unvested options to purchase 18,750 shares of our common stock at an exercise price of $.28 per share through February 4, 2021.

The number of shares beneficially owned by Mr. Sandler excludes:

•

unvested options to purchase 75,000 shares of our common stock at an exercise price of $.26 per share through June 10, 2018.

•

unvested options to purchase 56,250 shares of our common stock at an exercise price of $.21 per share through September 8, 2020.

•

unvested options to purchase 56,250 shares of our common stock at an exercise price of $.28 per share through February 4, 2021.

(4)

The number of shares beneficially owned by General Caldwell includes:

•

options to purchase 50,000 shares of common stock at $0.97 per share through March 9, 2015.

•

options to purchase 7,500 shares of common stock at $0.37 per share through August 25, 2012.

•

options to purchase 7,500 shares of common stock at $0.38 per share through September 22, 2013

•

options to purchase 7,500 shares of common stock at $0.34 per share through August 28,2014.

The number of shares beneficially owned by General Caldwell excludes:

•

unvested options to purchase 7,500 shares of common stock at $0.23 per share through August 25, 2015

•

unvested options to purchase 7,500 shares of common stock at $0.18 per share through August 25, 2016.

(5)

The number of shares beneficially owned by Mr. Hayes includes:

•

options to purchase 10,000 shares of common stock at $0.37 per share through November 10, 2012.

•

options to purchase 10,000 shares of common stock at $0.38 per share through September 22, 2013.

•

options to purchase 10,000 shares of common stock at $.25 per share through November 10, 2014.

The number of shares beneficially owned by Mr. Hayes excludes:

•

unvested options to purchase 10,000 shares of common stock at $.27 per share through November 10, 2015.

•

unvested options to purchase 10,000 shares of common stock at $.18 per share through November 10, 2016.

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

•

options to purchase 5,000 shares of common stock at $.16 per share through December 18, 2014.

The number of shares beneficially owned by Mr. Telesco excludes:

•

unvested options to purchase 5,000 shares of common stock at $0.28 per share through December 17, 2015

•

unvested options to purchase 5,000 shares of common stock at $0.11 per share through December 19, 2016

(7)

The number of shares beneficially owned by Dr. Walton includes:

•

options to purchase 7,500 shares of common stock at $0.37 per share through August 25, 2012.

•

options to purchase 7,500 shares of common stock at $0.38 per share through September 22, 2013

•

options to purchase 7,500 shares of common stock at $0.34 per share through August 28,2014.

The number of shares beneficially owned by Dr. Walton excludes:

•

unvested options to purchase 7,500 shares of common stock at $0.23 per share through August 25, 2015.

•

unvested options to purchase 7,500 shares of common stock at $0.18 per share through August 25, 2016.

(8)

The address for Quantum Industrial Partners, LTDC is c/o Curacao Corporation Company, N.V., Kaya Flamboyan, Willenstad Curacao, Netherlands, Antilles.

(9)

The address for Glenhill Capital Management, LP is 598 Madison Avenue, 12th Floor, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
1999 Stock Option Plan	1,241,075.57		—
2010 Stock Option Plan	1,592,897.08		2,407,103
2000 Non-Employee Directors Plan	160,00	.26	240,000

Plans not approved by stockholders	1	N/A	N/A

A description of each of these plans is contained earlier in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

On March 28, 2002, we executed a letter agreement with Mr. Vittoria, our CEO and Chairman, whereby he agreed to initially fund up to $2.5 million. The letter agreement, as currently amended, provides that he will fund up to $6.1 million to us on an unsecured basis. During March of each year, 2006 through 2012, the maturity date for the agreement was extended annually from December 31, 2007 to December 31, 2013.

Amounts drawn bear interest at the prime rate per annum payable monthly and are due December 31, 2013 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. In consideration entering into this loan agreement, we granted Mr. Vittoria common stock purchase warrants to purchase a total of 475,000 shares of our common stock at an exercise price equal to the closing market price on the dates of grant. During 2011, the Company borrowed a total of $1,067,103. As of December 31, 2011, we have drawn the entire $6.1 million under the letter agreement plus an additional $1.3 million for a total of $7.4 million, and paid $165,573 in related interest.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During 2011 we paid Boxwood Associates, Inc. $24,000 under this agreement. Mr. Dominick Telesco, a stockholder and note holder, is President of Boxwood Associates, Inc.

On December 19, 2011, the Company received a loan from Mr. Dominick Telesco, a shareholder, who is also a Board member, in the amount of $25,000. Mr. Telesco forgave the loan and the Company has considered the loan a contribution to the capital of the company. The proceeds were used for working capital.

Director Independence

John S. Caldwell, Forrest D. Hayes, Dominick Telesco and Charles W. Walton qualify as "independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Webb and Company, P.A. served as our independent registered public accounting firm for fiscal 2011 and fiscal 2010. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2011 and fiscal 2010.

	Fiscal 2011	Fiscal 2010

Audit Fees	$46,000	$57,608
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$46,000	$57,608

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2011 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated December 30, 1996 (2)
3.2	Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (3)
3.3	Bylaws (1)
3.4	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011 (14)
4.1	Form of common stock certificate (8)
4.2	Form of Class A Warrant issued to Mr. Vittoria (9)
4.3	Form of $1.25 common stock purchase warrant (7)
4.4	Form of Warrant Amendment (15)
10.2	1999 Stock Option Plan (4)
10.3	2000 Non-Employee Directors’ Plan (5)
10.4	2002 Audit Committee Charter (6)
10.5	Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (1)
10.6	Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995 (1)
10.7	Lease Amendment #2 between Puradyn Filter Technologies, Inc. and Premier Gateway Center at Quantum LLP (10)
10.8	Master Distributor Agreement dated February 18, 2008 by and between Puradyn Filter Technologies Incorporated and Filter Solutions Ltd. (11)
10.9	Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger, as amended (11)
10.10	Extension of Note from Mr. Vittoria*
10.11	Consulting Agreement dated October 20, 2009 between Puradyn Filter Technologies Incorporated and Boxwood Associates, Inc.(16)
10.12	2010 Stock Option Plan (13)
14.1	Business Ethics and Conflicts of Interest Statement (6)
21.1	Subsidiaries of the registrant (11)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 certification of Chief Executive Officer *
31.2	Section 302 certification of Chief Financial Officer *
32.1	Section 906 certification of Chief Executive Officer *
32.2	Section 906 certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

———————

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

(14)

Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2011.

(15)

Incorporated by reference to the Current Report on Form 8-K as filed on November 28, 2012

(15)

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
Date: April 4, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

April 4, 2012

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
Dominick Telesco, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Puradyn Filter Technologies Incorporated

We have audited the accompanying consolidated balance sheets of Puradyn Filter Technologies Incorporated (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puradyn Filter Technologies Incorporated at December 31, 2011 and 2010, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Webb and Company, P.A.

Boynton Beach, Florida

April 4, 2012

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$51,152	$49,813
Accounts receivable, net of allowance for uncollectible accounts of $24,355 and $32,654, respectively	309,962	166,367
Inventories, net	677,127	774,818
Prepaid expenses and other current assets	46,538	52,828
Total current assets	1,084,779	1,043,826

Property and equipment, net	97,013	123,506
Other noncurrent assets	111,244	78,625
Deferred financing costs, net	2,945	2,013
Total assets	$1,295,981	$1,247,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$204,422	$217,248
Accrued liabilities	1,414,279	1,262,798
Current portion of capital lease obligation	2,800	1,989
Deferred revenues	—	2,743
Notes Payable - stockholders	100,000	--
Total current liabilities	1,721,501	1,484,778

Capital lease obligation, less current portion	10,042	—
Notes Payable - stockholders	7,429,017	6,361,914
Total Long Term Liabilities	7,439,059	6,361,914
Total Liabilities	9,160,560	7,846,692

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value:	—	—
Authorized shares – 500,000;
None issued and outstanding

Common stock, $.001 par value,	46,830	46,071
Authorized shares – 100,000,000;
Issued and outstanding – 46,830,504 and 46,070,437, respectively
Additional paid-in capital	46,459,374	46,079,970
Notes receivable from stockholders	(790,785)	(756,250)
Accumulated deficit	(53,726,253)	(52, 114,411)
Accumulated other comprehensive income	146,255	145,898
Total stockholders’ deficit	(7,864,579)	(6,598,722)
Total liabilities and stockholders’ deficit	$1,295,981	$1,247,970

See accompanying notes to consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2011	2010

Net sales	$2,679,446	$3,106,492

Costs and expenses:
Cost of products sold	2,072,923	2,355,197
Salaries and wages	1,070,909	1,034,557
Selling and administrative	975,243	1,093,682
Total Operating Costs	4,119,075	4,483,436

Loss from operations	(1,439,629)	(1,376,944)

Other (expense) income:
Interest income	153	104
Interest expense	(172,366)	(163,258)
Other expense	—	(33,958)
Total other expense	(172,213)	(197,112)

Income taxes	—	—

Net loss	$(1,611,842)	$(1,574,056)

Basic and diluted loss per common share	$(.04)	$(.04)

Basic and diluted weighted average common shares Outstanding	46,547,333	44,865,168

See accompanying notes to consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional Paid-in Capital	Notes Receivable From Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2009	43,370,935	$43,371	$45,407,337	$(790,209)	$(50,540,355)	$146,584	$(5,733,272)

Foreign currency translation adjustment	—	—	—	—	—	(686)	(686)
Net loss	—	—	—	—	(1,574,056)	—	(1,574,056)
Total comprehensive loss	—	—	—	—	—	—	(1,574,742)
Issuance of common stock in private
Placement, net of issuance costs	2,329,502	2,330	440,670	—	—	—	443,000
Interest on Stock Certificate Cancelled				33,959			33,959
Exercise of Stock Options	15,000	15	2,085	—	—	—	2,100
Issuance of shares and warrants to vendors	355,000	355	114,300	—	—	—	114,300
Compensation expense associated with unvested option awards	—	—	65,578	—	—	—	65,578

Balance at December 31, 2010	46,070,437	46,071	46,079,970	(756,250)	(52,114,411)	145,898	(6,598,722)

Foreign currency translation adjustment	—	—	—	—	—	357	357
Net loss	—	—	—	—	(1,611,842)	—	(1,611,842)
Total comprehensive loss	—	—	—	—	—	—	(1,611,485)
Issuance of common stock in private
Placement, net of issuance costs	392,184	392	92,850	—	—	—	93,242
Cancelled stockholder note payable	—	—	25,000	—	—	—	25,000
Exercise of Stock Options and Warrants	90,560	90	49,540	(34,535)	—	—	15,095
Issuance of shares and warrants to vendors	277,323	277	58,471	—	—	—	58,748
Compensation expense associated with unvested option awards	—	—	153,543	—	—	—	153,543

Balance at December 31, 2011	46,830,504	$46,830	$46,459,374	$(790,785)	$(53,726,253)	$146,255	$(7,864,579)

See accompanying notes to consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2011	2010
Operating activities
Net loss	$(1,611,842)	$(1,574,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,834	44,880
Provision for bad debts	(8,299)	(4,117)
Provision for obsolete and slow moving inventory	74,803	111,859
Amortization of deferred financing costs included in interest expense	1,007	2,014
Interest receivable from stockholders’ notes	—	33,959
Compensation expense on stock-based arrangements with employees, consultants, vendors and investors	212,293	180,233
Changes in operating assets and liabilities:
Accounts receivable	(135,297)	(65,177)
Inventories	22,888	(35,607)
Prepaid expenses and other current assets	6,290	62,246
Other noncurrent assets	(34,560)	(37,900)
Accounts payable	(12,825)	40,215
Accrued liabilities	151,482	114,480
Deferred revenues	(2,743)	(70,593)
Net cash used in operating activities	(1,288,969)	(1,197,564)

Investing activities
Purchases of property and equipment	(21,341)	(35,531)
Net cash used in investing activities	(21,341)	(35,531)

Financing activities
Proceeds from sale of common stock (net)	108,335	445,100
Proceeds from issuance of notes payable to stockholders	1,192,103	701,500
Proceeds of capital lease	12,842	—
Payment of capital lease obligations	(1,989)	(3,272)
Net cash provided by financing activities	1,311,291	1,143,328
Effect of exchange rate changes on cash	357	(686)

Net increase (decrease) in cash	1,338	(90,453)

Cash at beginning of year	49,813	140,266

Cash at end of year	$51,152	$49,813

Supplemental cash flow information
Cash paid for interest	$162,561	$201,596
Cash paid for taxes	—	—

Noncash investing and financing activities
During 2011 and 2010, a related party and stockholder forgave $25,000 and $50,000 of a note payable, respectively	$25,000	$50,000
Stock options issued in lieu of compensation	$58,750	—

See accompanying notes to consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Puradyn Filter Technologies, Ltd. (“Ltd.”), a wholly owned subsidiary in the United Kingdom, was the distributor for the Company’s products in Europe, the Middle East and certain African countries. Ltd’s offices were closed in 2009. The results of the operations of Ltd. have been included in the Company’s statements of operations since Ltd.’s formation on June 1, 2000.

New Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ltd., All significant intercompany transactions and balances have been eliminated.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about allowances for inventory obsolescence, warranty reserves and bad-debt reserves, valuation allowance on the deferred tax asset, and the assumptions used in Black-Scholes valuation models.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2011 and December 31, 2010, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2011 and December 31, 2010, respectively, because of their short-term natures.

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

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $1,518 and $2,454 for the years ended December 31, 2011 and 2010, respectively. Accumulated amortization of deferred financing costs as of December 31, 2011 and December 31, 2010 was $680,654 and $679,136, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, except for assets held under capital leases, for which the Company records depreciation and amortization based on the shorter of the asset’s useful life or the term of the

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

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

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2011 and December 31, 2010, respectively:

	2011	2010
Balance as of beginning of year	$38,787	$40,000

Less: Payments made	(420)	(2,561)
Add: Provision for current period warranties	(18,367)	1,348

Balance as of end of year	$20,000	$38,787

Comprehensive Income

FASB ASC 220, Comprehensive Income, establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions  Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd. Comprehensive income as of December 31, 2011 and 2010 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a 100% valuation allowance.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2011 and 2010, advertising costs incurred by the Company totaled approximately $4,533 and $19,000, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2011 and 2010, engineering and development costs incurred by the Company totaled $14,840 and $74,119, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2011 and 2010 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the years ended December 31, 2011 and 2010, the Company recorded no foreign currency exchange rate gains and losses.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2011 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

In 2011 and 2010, respectively, 896,389 and 796,508 options were granted at fair market value on the date of grant pursuant to the Stock Option Plan.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2011 and December 31, 2010, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by four customers at December 31, 2011 whose trade receivable balances each represented approximately 31.9%, 17.6%, 11.2% and 11.1% for a total of 71.8% of total accounts receivable. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by three customers at December 31, 2010 whose trade receivable balances each represented approximately 36%, 14%, and 13% for a total of 63% of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 7,585,848 in 2011 and 6,720,558 in 2010.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led the Company’s independent registered public accounting firm Webb & Company, P.A. to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2011 and 2010 expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company experienced an increase in cash used in operations in 2011 and anticipates additional cash will be needed to support operations. Management believes that through the raise of additional capital, cash from sales and current working capital the Company will have sufficient resources to sustain its operations at its current level through the end of 2012. However, if budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2012. There can be no assurance that the Company will be able to raise the additional capital needed to continue as a going concern.

3. Inventories

At December 31, 2011 and December 31, 2010 inventories consisted of the following:

	2011	2010

Raw materials	$885,781	$864,812
Work In Process	3,222	11,682
Finished goods	134,016	169,413
Valuation allowance	(345,892)	(271,089)
	$677,127	$774,818

4. Prepaid Expenses and Other Current Assets

At December 31, 2011 and December 31, 2010, prepaid expenses and other current assets consisted of the following:

	2011	2010

Prepaid expenses	$46,538	51,227
Deferred costs related to deferred revenue	—	1,601
	$46,538	$52,828

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

5. Property and Equipment

At December 31, 2011 and December 31, 2010, property and equipment consisted of the following:

	2011	2010

Machinery and equipment	$1,003,397	$987,074
Furniture and fixtures	55,828	55,827
Leasehold improvements	129,722	127,332
Software and website development	82,766	81,609
Computer hardware and software	114,391	112,920
	1,386,104	1,364,762
Less accumulated depreciation and amortization	(1,289,091)	(1,241,256)
	$97,013	$123,506

Depreciation and amortization expense of property and equipment for the years ended December 31, 2011 and 2010 is $47,834 and $44,880, respectively, of which $10,720 and $10,058 is included in cost of products sold and $37,114 and $34,822 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

6. Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. A $235,000 security deposit was paid in 2002, which was refunded ratably on an annual basis over the first three years of the lease term beginning on the last day of the first lease year, provided there has been no Event of Default, as defined, by the Company. Of this amount, $66,667 was paid to the Company in November 2003, January 2005 and January 2006, respectively. As of December 31, 2011, $34,970 is included in noncurrent assets in the accompanying consolidated balance sheet. During 2008, this lease was renewed effective August 1, 2008 and expires July 31, 2013 and contains an annual increase of 3%. During June 2009, an amendment to the lease agreement was reached, temporarily reducing the monthly rent. The total minimum lease payments over the term of the lease were reduced from an aggregate of approximately $956,000 to approximately $925,000, or approximately 3%.

The Company leased a condominium in Ocean Ridge, Florida to provide accommodations for Company use, primarily for Mr. Kevin Kroger, the Company’s Chief Operating Officer. The lease, which expired on December 31, 2009, had an annual expense of $6,750, in 2011 the lease was renewed until December, 2012 at the same annual expense.

Rent expense under all operating leases for the years ended December 31, 2011 and 2010 totaled $315,185 and $315,555, respectively, of which $242,666 and $242,957 is included in cost of products sold and approximately $72,519 and $72,598 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

In May 2007 and August 2011, the Company entered into capital lease obligations for the purchase of $8,525 and $13,681, respectively of office equipment, which is included in property and equipment, net of $7,815 and $1,140, respectively, of accumulated depreciation, in the accompanying consolidated balance sheet.

Future minimum lease commitments due for facilities and equipment leases under non-cancellable capital and operating leases at December 31, 2011 are as follows:

	Capital Leases	Operating Leases
2012	$4,646	$197,812
2013	4,646	117,383
2014	4,646	—
2015	3,092	—
2016 and thereafter	—	—
Total minimum lease payments	17,030	$315,195
Less amount representing interest	(4,188)
Present value of minimum lease payments	$12,842

7. Accrued Liabilities

At December 31, 2011 and December 31, 2010, accrued liabilities consisted of the following:

	2011	2010
Accrued wages and benefits	$1,242,449	$1,075,538
Accrued expenses relating to vendors and others	129,727	135,168
Accrued warranty costs	20,000	38,787
Accrued interest payable relating to stockholder notes	22,103	13,305
	$1,414,279	$1,262,798

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

8. Notes Payable to Stockholders and Capital Leases

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an Executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (1.696% per annum at December 31, 2011), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2013. Refer to Note 14.

At December 31, 2011 the Company had drawn the full funding amount under the agreement of $6.1 million plus an additional $1,329,017. At December 31, 2010, the Company had drawn the full funding amount of $6.1 million under the funding agreement plus an additional $261,914.

Additionally, the Company has loans outstanding from one board member, who is also a significant stockholder, totaling $100,000 and $-0- at December 31, 2011 and 2010. During 2011 and 2010 this board member loaned the Company $125,000 and $25,000 respectively and forgave $25,000 and $50,000, respectively. The forgiven obligations were reclassified to additional paid in capital, due to the related party nature,. The outstanding debt obligation at December 31, 2011 matures January 1, 2013 and is included in Current Liabilities. Refer to Notes 10 and 14.

During the years ended December 31, 2011 and 2010, the Company incurred interest expense of $165,573 and $157,866, respectively, on its draws, which is included in interest expense in the accompanying consolidated statements of operations.

Notes payable and capital leases consisted of the following at December 31, 2011 and December 31, 2010:

	2011	2010
Notes payable to stockholders	$7,529,017	$6,361,914
Capital lease obligation	12,842	1,989
	7,541,859	6,363,903
Less: current maturities	(102,800)	(1,989)
	$7,439,059	$6,361,914

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2011 were:

2011
2012	$102,800
2013	7,432,297
2014	3,842
2015	2,921
2016 and thereafter	--
$7,541,859

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

9. Income Taxes

The United States and foreign components of loss from continuing operations before income taxes are as follows for the years ended December 31:

	2011	2010
United States	$(1,611,052)	$(1,565,448)
Foreign	(790)	(8,608)
Intercompany elimination	—	—
Loss from continuing operations before income taxes	$(1,611,842)	$(1,574,056)

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	16,846,134	$16,253,503
Depreciation and amortization	61,895	68,045
Accrued expenses and reserves	144,179	126,215
Impairment loss	78,304	78,304
Compensatory stock options and warrants	76,871	76,871
Capital Loss Carryover	$44,739	$44,739
Other	18,873	18,544
Total deferred tax assets	17,270,995	16,666,222
Valuation allowance	(17,270,995)	(16,666,222)
Net deferred tax assets	$—	$—

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $17,270,995 and $16,666,222 against its net deferred taxes is necessary as of December 31, 2011 and December 31, 2010, respectively. The change in valuation allowance for the years ended December 31, 2011 and 2010 is $604,773 and $586,739 respectively.

At December 31, 2011 and December 31, 2010, respectively, the Company had $46,120,202 and $44,545,313, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2018. The Company will record the benefit of approximately $1,352,373 of the net operating loss carryforwards through additional paid-in capital if and when the net operating loss carryforwards are utilized, as such amounts relate to the unrecognized tax benefit from stock option exercises.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2011	2010

Federal statutory taxes	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)
Nondeductible items	0.11	0.15
Change in valuation allowance	37.54	37.48
Other	(0.02)	—
	—%	—%

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

10. Commitments and Contingencies

Agreements

On July 7, 2009 the Company filed a lawsuit against former Chief Executive Officer, Richard C. Ford, alleging non-payment of three promissory notes totaling $756,250 with interest at a rate of 5.63% per annum since July 25, 2001, the execution date of the notes. The case has been preliminary set for trial during the eight week period beginning on September 4, 2012.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco, a member of our board of directors, and a significant stockholder, is President of Boxwood Associates, Inc.  Refer to Notes 8 and 14.

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

Litigation

On July 7, 2009 the Company filed a lawsuit in the Circuit Courts in 15th Judicial District in and for Palm Beach County, Florida, styled Puradyn Filter Technologies, Inc. versus Richard C. Ford case number 502009CA023128 MB AG. In this action against Mr. Ford, our former Chief Executive Officer, the Company is alleging non-payment of three promissory notes totaling $756,250 with interest at a rate of 5.63% per annum since July 25, 2001, the execution date of the notes. As of November 13, 2009 interest on all three notes amounts to $353,796, for an aggregate amount owing of $1,110,046. At the time of the execution of these promissory notes, Mr. Ford was Chief Executive Officer of the Company and these notes were drafted under Mr. Ford’s direction. The Company is seeking payment of the promissory notes and accrued interest.  Mr. Ford has admitted under oath that he signed the three promissory notes, stated that he has no money to repay his debt to the company, and has testified under oath that he has disposed of all but 6,000 shares of the company stock collateralizing the promissory notes.

On December 27, 2011 the Company filed a Notice of Readiness for Jury Trial. A jury trial has been set for the eight week period beginning September 4, 2012. Although mediation is mandatory, Mr. Ford has not yet responded to a settlement offer tendered by the Company.

11. Stock Options

On July 29, 2010, the Company's Board of Directors approved the adoption of a stock option plan (the "2010 Option Plan"), which provides for the granting of up to 2,000,000 options, subject to stockholder approval, (for both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, based upon the determination of the Board of Directors.

On May 23, 2011 the Board of Directors approved and adopted an increase in the number of shares reserved for issuance under the 2010 Plan from 2,000,000 shares to 4,000,000 shares.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

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

During each of 2011 and 2010, 30,000 of options were issued to non-employee Directors.

Additional information concerning the activity in the three option plans is as follows:

	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,161,583	$.66	1,910,075	$1.95
Granted	896,389.27		796,508.21
Exercised	—	—	(15,000)	.14
Cancelled	(40,000)	.25	(165,000)	.47
Expired	(24,000)	.78	(365,000)	7.96
Outstanding, end of year	2,993,972.37		2,161,583.42
Exercisable, end of year	1,432,273.51		920,788.66
Options available for future grant, end of year	2,647,103		1,483,492

Summarized information with respect to options outstanding under the three option plans at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11 – $1.70	2,949,972	5.21	$.34	1,388,273	$.45
$1.99 –$2.60	44,000	1.33	2.31	44,000	2.31
Totals	2,993,972	4.78	$.37	1,432,273	$.51

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

Summarized information with respect to options outstanding under the three option plans at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14 – $1.70	2,113,583	5.79	$.37	872,788	$.57
$1.99 –$2.60	48,000	2.08	2.32	48,000	2.32
Totals	2,161,583	5.53	$.41	920,788	$.66

12. Common Stock

On April 11, 2011, the Company issued to Emerging Markets, LLC, 60,000 shares of common stock valued at $0.30 per share as compensation per the month-to-month agreement for consultant work rendered during the three months ended March 31, 2011.

On July 7, 2011 the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of its common stock from 50,000,000 shares to 100,000,000 shares effective as of the close of business on July 26, 2011. The par value of the common stock did not change as a result of this charter amendment.

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

During 2011, pursuant to an obligation under an agreement dated May 19, 2011, for services rendered as a financial public relations firm and media relations consultant, the Company issued to Monarch Communications, Inc. shares of common stock as follows:

•

On May 27, 13,333 shares of common stock valued at $0.30 per share

•

On June 20, 14,286 shares of common stock valued at $0.28 per share

•

On July 27, 14,815 shares of common stock valued at $0.27 per share

•

On August 22, 16,000 shares of common stock valued at $0.25 per share

•

On September 20, 20,000 shares of common stock valued at $0.20 per share

•

On October 21, 20,000 shares of common stock valued at $0.20 per share

•

On December 9, 22,222 shares of common stock valued at $0.18 per share

On January 12, 2012, effective December 31, 2011, the Company issued 45,560 shares of its common stock valued at $0.17 per share to two investors in connection with their exercise of warrants.

On January 31, 2012, effective December 31, 2011, the Company issued 45,000 shares of its common stock valued at $0.17 per share to an investor in connection with the exercise of warrants.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

13. Warrants

At December 31, 2011 and 2010, 4,096,476 and 4,558,975 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and have expiration dates ranging from March 24, 2013 to July 31, 2016. Information concerning the Company’s warrant activity is as follows:

	2011		2010
	Weighted Average Exercise		Weighted Average Exercise
	Warrants	Price	Warrants	Price
Outstanding, at the beginning of year	4,558,975	$.97	4,426,025	$.99
Granted	92,791.50		232,950.50
Exercised	(83,504)	.17	—	—
Expired	(471,786)	1.25	(100,000)	.95
Outstanding, at the end of year	4,096,476	$.73	4,558,975	$.97

In consideration of the stockholder loan agreement (Item 12), the Company has granted the stockholder a total of 475,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the dates of grant. On March 28, 2002, the Company recorded a deferred charge of $318,000. On March 14, 2003, the Company recorded a deferred charge of $212,500. The deferred charges were initially amortized over the commitment period and subsequently revised to include the repayment period, as amended. During the years ended December 31, 2011 and 2010, the Company had amortized $1,007 and $2,013, respectively, of such costs, which are included in interest expense in the accompanying consolidated statements of operations.

During 2011, the Company received cash proceeds of $107,500 from three investors for the purchase of 499,406 shares of common stock at prices ranging from $.167 to $.267.  As part of the offering, the Company awarded 39,219 warrants to purchase one share of common stock at an exercise price of $.50 on or prior to various dates ranging from January 10, 2016 through February 1, 2016.

The Company received a note receivable from a warrant holder, issued in December 2011, in connection with an exercise of previously issued warrants.  Subsequent to year end, but prior to the issuance of these financial statements, the full amount of the note was received on January 27, 2012, in the amount of $34,535. In accordance with ASC 505-10-45-2, the Company has included the note receivable in Notes receivable from stockholders in the Stockholders’ deficit section on the balance sheet.

14. Related Party Transactions

In March 2002 the Company executed a binding agreement with its CEO, who is also a principal stockholder, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (1.696% per annum at December 31, 2011), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended from December 31, 2007 to December 31, 2013.  Refer to Note 8.

The Company has loans outstanding from one board member, who is also a significant stockholder, totaling $100,000 and $-0- at December 31, 2011 and 2010. During 2011 and 2010 this board member loaned the Company $125,000 and $25,000, respectively, and forgave $50,000 in 2010 and $25,000 in 2011.  The forgiven amounts were reclassified to additional paid in capital. The outstanding debt obligation at December 31, 2011 matures on January 1, 2013 and is included in Current Liabilities.   This board member is also the President of a separate entity that provided consulting services to the Company in 2010 and 2011.  Refer to Notes 8 and 10.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

15. Major Customers

During 2011 three customers together accounted for 43% of the Company’s net sales and in 2010, two customers together accounted for 53% of the Company’s net sales. In 2011, there were three customers that individually accounted for greater than 10% of net sales, or approximately $428,106, 395,034 and $332,206, while in 2010 there were two customers that individually accounted for greater than 10% of net sales, or approximately $1,219,000 and $400,000. There were five customers at December 31, 2011, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 31.9%, 17.6%, 11.2%, 11.1% and 7.87% respectively of total receivables. There was one customer at December 31, 2010, whose trade receivable balance was 36% of total receivables. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

16. Subsequent Events

As partial compensation per an agreement dated May 19, 2011 for consultant work, the Company issued to Monarch Communications, Inc. the following:

•

On January 12, 2012, 26,667 shares of its common stock valued at $0.15 per share

•

On February 27, 2012, 26,667 shares of its common stock valued at $0.15 per share.

•

On March 6, 2012, 30,769 shares of its common stock valued at $0.13 per share.

•

On March 30, 2012, 25,000 shares of its common stock valued at $0.16 per share

On January 31, 2012, the Company issued 50,000 shares of its common stock valued at $0.175 per share to an outside consultant as compensation for legal work throughout 2010-2011.

Between January 12, 2012 and February 27, 2012, the Company received loans in various amounts totaling $220,000, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002.

On January 27, 2012 the Company received payment of $34,535 on a note receivable from a warrant holder, in connection with an exercise of previously issued warrants.  In connection with this payment, the Company will issue 207,214 shares of its common stock valued at $0.167 per share.

On February 9, 2012, the repayment date of the stockholder loan was extended from December 31, 2012 to December 31, 2013.

On March 30, 2012 an aggregate amount of 905,000 incentive stock options were awarded to certain employees as partial payment for their services to the Company.

On April 3, 2012, the repayment date of the Telesco loan was extended from April 1, 2012 to January 1, 2013.