Form 10-Q
period 2012-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2012-05-15
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2012
Or

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

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		☐	Yes	☑	No

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,181,973 shares of common stock are issued and outstanding as of May 14, 2012.

TABLE OF CONTENTS

Page No.
PART I. - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

4

Condensed Consolidated Balance Sheets – As of March 31, 2012 (unaudited) and

December 31, 2011

4

Condensed Consolidated Statements of Operations – Three months ended March 31, 2012 and 2011 (unaudited)

5

Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2012 and 2011 (unaudited)

6

Condensed Consolidated Statements of Comprehensive Income – Three months ended

March 31, 2012 and 2011 (unaudited)

7

Condensed Consolidated Statements of Changes In Stockholders’ Deficit – Three months ended

March 31, 2012 (unaudited)

8

Notes to Condensed Consolidated Financial Statements (Unaudited)

9

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

15

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

22

ITEM 4.

CONTROLS AND PROCEDURES.

23

PART II. - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

24

ITEM 1A.

RISK FACTORS.

24

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

24

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

24

ITEM 4.

MINE SAFETY DISCLOSURE.

24

ITEM 5.

OTHER INFORMATION.

24

ITEM 6.

EXHIBITS.

25

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $7.6 million at March 31, 2012 due our Chairman and CEO,

•

our reliance on sales to a limited number of customers,

•

our dependence on a limited number of distributors,

•

our ability to compete,

•

our ability to protect our intellectual property,

•

market overhang issues, and

•

the application of penny stock rules to the trading in our stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review our Annual Report on Form 10-K for the year ended December 31, 2011, including the risks described in Part I. Item 1A. Risk Factors, together with our subsequent filings with the Securities and Exchange Commission in their entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31 2011
	(Unaudited)
Assets
Current assets:
Cash	$44,866	$51,152
Accounts receivable, net of allowance for uncollectible accounts of $25,039 and $24,355, respectively	315,869	309,962
Inventories, net	645,612	677,127
Prepaid expenses and other current assets	86,494	46,538
Total current assets	1,092,841	1,084,779
Property and equipment, net	106,375	97,013
Other noncurrent assets	111,244	111,244
Deferred financing costs, net	2,230	2,945

Total assets	$1,312,690	$1,295,981

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$211,481	$204,422
Accrued liabilities	1,473,759	1,414,279
Current portion of capital lease obligation	6,982	2,800
Notes Payable - stockholders	100,000	100,000

Total current liabilities	1,792,222	1,721,501

Capital lease obligation, less current portion	17,006	10,042

Notes Payable - stockholder	7,649,017	7,429,017

Total Long Term Liabilities	7,666,023	7,439,059

Total Liabilities	9,458,245	9,160,560

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $.001 par value: Authorized shares – 500,000; None issued and outstanding	—	—
Common stock, $.001 par value: Authorized shares – 100,000,000; Issued and outstanding – 47,148,639 and 46,830,504, respectively	47,148	46,830
Additional paid-in capital	46,521,779	46,459,374
Notes receivable from stockholders	(756,250)	(790,785)
Accumulated deficit	(53,958,232)	(53,726,253)
Accumulated other comprehensive income	—	146,255

Total stockholders’ deficit	(8,145,555)	(7,864,579)

Total liabilities and stockholders’ deficit	$1,312,690	$1,295,981

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31
	2012	2011
Net sales	$751,502	$883,392

Costs and expenses:
Cost of products sold	572,219	589,174
Salaries and wages	282,200	274,163
Selling and administrative	235,552	305,647
Total Operating Costs	1,089,971	1,168,984

Loss from operations	(338,469)	(285,592)

Other income (expense):
Realized gain on foreign currency	146,255	—
Interest expense	(39,765)	(40,845)

Total other income (expense)	106,490	(40,845)

Net loss before income tax expense	(231,979)	(326,437)

Income tax expense	—	—

Net loss	$(231,979)	$(326,437)

Earnings per share – basic and diluted:
Net (loss) from operations	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	47,053,799	46,393,553

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31
	2012	2011
Operating activities
Net loss	$(231,979)	$(326,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,146	11,848
Realized gain on foreign currency adjustment	(146,255)	—
Provision for bad debts	684	244
Amortization of deferred financing costs included in interest expense	125	252
Deferred compensation	46,797	47,431
Compensation expense on stock-based arrangements with employees, consultants, investors and vendors	57,915	61,902
Changes in operating assets and liabilities:
Accounts receivable	(6,591)	(304,942)
Inventories	31,515	(15,412)
Prepaid expenses and other current assets	(39,956)	29,876
Accounts payable	7,059	207,125
Accrued liabilities	12,683	40,531
Deferred revenues	—	(1,772)

Net cash used in operating activities	(255,857)	(249,354)

Investing activities
Purchases of property and equipment	(21,508)	(5,032)
Net cash used in investing activities	(21,508)	(5,032)

Financing activities
Additions to deferred financing costs	590	—
Proceeds from sale of common stock	—	100,000
Proceeds from exercise of warrants	4,808	—
Proceeds from issuance of notes payable to stockholder	220,000	150,000
Proceeds from shareholder note receivable	34,535	—
Borrowings on capital lease	12,569	—
Payment of capital lease obligations	(1,423)	(1,142)
Net cash provided by financing activities	271,079	248,858

Effect of exchange rate changes on cash and cash equivalents	—	464

Net decrease in cash and cash equivalents	(6,286)	(5,064)

Cash and cash equivalents at beginning of period	51,152	49,813

Cash and cash equivalents at end of period	$44,866	$44,749

Supplemental cash flow information:
Cash paid for interest	$35,339	$39,067

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net loss from operations	$(231,979)	$(326,437)
Other comprehensive income (loss):
Foreign currency translation adjustment	(146,255)	464
Other comprehensive income	—	464
Total comprehensive income (loss)	$(378,234)	$(325,973)

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

			Additional Paid-in Capital	Notes Receivable From Stockholder	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit

	Common Stock
	Shares	Amount
Balance at December 31, 2011	46,830,504	$46,830	$46,459,374	$(790,785)	$(53,726,253)	$146,255	$(7,864,579)
Foreign currency translation adjustment	—	—	—	—	—	(146,255)	(146,255)
Net loss	—	—	—	—	(231,979)	—	(231,979)
Total comprehensive loss	—	—	—	—	—	—	(378,234)
Common stock issued for private placement, net of issuance costs	(361)	—	—	—	—	—	—
Issuance of shares and warrants to vendors	82,436	82	11,918	—	—	—	12,000
Exercise of stock warrants	236,060	236	4,572	—	—	—	4,808
Payment of notes receivable from stockholders	—	—	—	34,535	—	—	34,535
Compensation expense associated with unvested option awards	—	—	45,915	—	—	—	45,915
Balance at March 31, 2012	47,148,639	$47,148	$46,521,779	$(756,250)	$(53,958,232)	—	$(8,145,555)

.

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.

Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2012.

For further information, refer to Puradyn Filter Technologies Incorporated’s (the “Company”) consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2011.

Since its formation June 1, 2000, Puradyn Filter Technologies, Ltd. (“Ltd.”), the Company’s United Kingdom subsidiary, has been included in the Company’s condensed consolidated financial statements. In March, 2009, Ltd’s office in the UK was closed and all assets, except for bank cash accounts, were transferred to the United States. Effective January, 2012, Ltd., ceased as a legal entity and all cash accounts were closed.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 6,925,507 and 6,750,842 for the three months ended March 31, 2012 and 2011, respectively.

Stock Compensation

The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award.  We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense for the periods ended March 31, 2012 and March 31, 2011 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Condensed Consolidated Financial Statements.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Inventories consisted of the following at March 31, 2012 and December 31, 2011, respectively:

	March 31 2012	December 31, 2011
	(unaudited)
Raw materials	$821,525	$885,781
Work In Progress	11,199	3,222
Finished goods	156,063	134,016
Valuation allowance	(343,175)	(345,892)
Inventory, net	$645,612	$677,127

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $715 and $252 for the three-months ended March 31, 2012 and 2011, respectively.  Accumulated amortization of deferred financing costs as of March 31, 2012 and 2011 was $681,369 and $679,389, respectively.

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed consolidated financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the three months ended March 31, 2012, there was no change to the reserve for warranty liability as the reserve balance was sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2012:

Balance as of December 31, 2011	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of March 31, 2012 (unaudited)	$20,000

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Comprehensive Income

FASB ASC 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (“Ltd.”). Comprehensive loss as of March 31, 2011 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance. There was no comprehensive income or loss attributable to the three months ended March 31, 2012 as Ltd’s business license was surrendered with the British authorities in January, 2012 and all accounts were closed.

Comprehensive loss consisted of the following for the three-months ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012	2011
	(unaudited)	(unaudited)
Net loss	$(231,979)	$(326,437)
Other comprehensive loss:
Foreign currency translation adjustment	(146,255)	464
Comprehensive loss	$(378,234)	$(325,973)

New Accounting Pronouncements

During the three months ended March 31, 2012 there were no new accounting pronouncements that were deemed to have a material impact on the Company’s financial results.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $255,857 and $249,354 during the three-months ended March 31, 2012 and 2011, respectively. As a result, the Company has had to rely principally on private equity investments, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company’s independent registered public accounting firm, Webb & Company, P.A., to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2011 expressing substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials and volume purchase discounts when appropriate. The Company expects to see results from these reductions, as well as other cost reduction plans through 2012.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3.

Common Stock

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

•

On March 30, 2012, 25,000 shares of its common stock valued at $0.16 per share

On January 31, 2012, the Company issued 50,000 shares of its common stock valued at $0.175 per share to outside counsel as compensation for legal work throughout 2010-2011.

On March 20, 2012 the Company received payment of $4,808 in connection with the exercise of previously issued warrants.  In connection with this payment, the Company will issue 28,846 shares of its common stock valued at $0.17 per share.

4.

Stock Options

During the three-month periods ending March 31, 2012 and 2011, the Company recorded no direct stock-based compensation expense.

On March 30, 2012 an aggregate amount of 905,000 incentive stock options were awarded to certain employees as partial payment for their services to the Company.

For the three months ended March 31, 2012 and March 31, 2011, respectively, the Company recorded stock-based compensation expense of $45,915 and $43,902, relating to unvested employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at March 31, 2012 and 2011 for the options is $308,812 and $354,750, respectively, and will be recognized through March 30, 2015.

A summary of the Company’s stock option plans as of March 31, 2012, and changes during the three month period then ended is presented below:

	Three Months Ended March 31, 2012
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2011	2,993,972	$.37
Options granted	905,000	.14
Options exercised	—	—
Options cancelled	—	—
Options expired	10,000	.37
Options at end of period	3,888,972	.32
Options exercisable at March 31, 2012	1,720,528	.46

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in the Company’s unvested options for the three months ended March 31, 2012 are summarized as follows:

	Three Months Ended March 31, 2012
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2011	1,561,699	$.25
Options granted	905,000	.14
Options vested	298,255	.26
Options forfeited	—	—
Nonvested options at March 31, 2012	2,168,444	$.14

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11 – $1.70	3,844,972	4.07	$.30	1,676,528	$.26
$1.99 – $2.60	44,000	1.08	2.31	44,000	2.31

Totals	3,888,972	5.87	$.32	1,720,528	$.46

A summary of the Company’s warrant activity as of March 31, 2012 and changed during the three month period then ended is presented below:

	Three months ended March 31, 2012
	Weighted Average Exercise
	Options	Price
Warrants outstanding at December 31, 2011	4,096,476	$.97
Granted
Exercised	196,718	.20
Expired
Warrants outstanding at March 31, 2012	3,899,758	$.77

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.16 – $0.75	2,446,483	2.74	$.48
$1.25	1,453,275	1.20	1.25
Totals	3,899,758	2.32	$.77

5.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

At March 31, 2012 the Company had drawn the full funding amount under the agreement of $6.1 million plus an additional $1,299,017. Additionally, the stockholder has loaned the Company $250,000 directly, for a total amount due of $7,649,017.  At March 31, 2011, the Company had drawn the full funding amount of $6.1 million under the funding agreement plus an additional $1,299,017, plus a direct loan of $30,000.

Additionally, the Company has loans outstanding from one board member, who is also a significant stockholder, totaling $100,000 at March 31, 2012 and 2011. The outstanding debt obligation at March 31, 2012 matures January 1, 2013 and is included in Current Liabilities.

For the three-months ended March 31, 2012 and 2011, the Company recorded $38,495 and $40,421, respectively, of interest expense related to the notes payable to both the stockholder and the board member, as noted above, which is included in interest expense in the accompanying condensed consolidated statements of operations.

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

7.

Subsequent Events

On April 5, 2012, the Company issued 28,846 shares of common stock valued at $0.17 per share to a warrant holder in connection with an exercise of previously issued warrants.

On April 5, 2012, the Company issued 207,214 shares of common stock valued at $0.17 per share to a warrant holder in connection with an exercise of previously issued warrants.

On April 19, 2012 the Company issued 33,334 shares of common stock valued at $0.12 per share to Monarch Communications, Inc. as partial compensation per an agreement dated May 19, 2011 for consultant work.

On April 6, 2012 the executive officer, director and stockholder advanced an additional $100,000 to the Company for working capital purposes.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

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

We focus our sales strategy on end user fleet sales and distribution efforts as well as on the development of a nationwide distribution network that will not only sell but also install and support our product. We currently have over 100 active distributors in the U.S. and internationally. The number of distributors will frequently change as we add new distributors as well as when OEMs come onboard with their distribution network.

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

The Company’s sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the end-user to test and evaluate the Puradyn system on its fleet equipment. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment applications downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long; however, the addition of several large engine users and the naming of the Company as an official supplier to John Deere may help in achieving high end user confidence levels to reduce evaluation times.

We believe international sales are especially well suited to our product for a number of reasons, including the fact that lubricating oil products in foreign countries are usually more expensive than in the United States.

Our focus on specific industries several years earlier has continued to pay dividends through 2012, notwithstanding the general recessed economic environment.  These industries demonstrated early signs of recovery from the economy’s current situation, and we are beginning to benefit from their recovery.

Optimizing our limited resources and obtaining sufficient capital is pivotal to accomplishing our goals. We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the specific niche industries using our system. To accomplish these tasks, we may need to obtain capital funding and add appropriate sales and marketing support to be sure our distributors and customers are served. We anticipate the short term need for at least one more sales person plus one sales support person. Expansion into the OEM area is rewarding in that it provides a steady flow of material requirements for our manufacturing facility. Additionally, OEM business allows us more stability in retaining trained manufacturing personnel, a stronger supply chain with steady production, economies of scale, and the ability to better utilize our overhead with higher average material turn rates.

We continue to address our liquidity and working capital issues as we continue to seek to raise additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these cost reductions will impact our results of operations during the balance of 2012 and beyond. We also continue to review cost of material increases, some of which were passed through to our customers as product price increases in the past few years.  As a result of the declining economy, we elected not to implement a yearly price increase in January 2010 and January 2011; however, due to raw material cost increases we could no longer postpone an increase and accordingly issued a price increase in September 2011.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations.  These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder have led our independent registered public accounting firm Webb & Company P.A. to include a statement in its audit report relating to audited consolidated financial statements for the years ended December 31, 2011 and 2010 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  We are also materially dependent upon loans from related parties to provide working capital. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which is generally net 30 or net 60 days. Once collection efforts by us are exhausted, the determination for charging off uncollectible receivables is made.

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

Revenue recognition

Revenue is recognized when earned.  Our revenue recognition policies are in compliance with the provisions issued in FASB ASC 605, Revenue Recognition. Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation by us are shipped, when there are no uncertainties surrounding customer acceptance and for which collectability is reasonably assured.  We provide for sales returns based on an historical analysis of returns. The estimate is updated for current return activity and the provision is adjusted accordingly. Should actual returns exceed management’s estimates, the provision may require further adjustment and accordingly, net sales may decrease.

Results of Operations for the Three-months Ended March 31, 2012 Compared to the Three-months Ended March 31, 2011

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended March 31, 2012 to the three-months ended March 31, 2011:

	Three Months Ended March 31,
	2012	2011	Change
Net sales	$751,502	$883,392	$(131,890)
Costs and expenses:
Cost of products sold	572,219	589,174	(16,955)
Salaries and wages	282,200	274,163	8,037
Selling and administrative	235,552	305,647	(70,095)
Total costs and expenses	1,089,971	1,168,984	(79,013)
Other (expense) income:
Realized gain on foreign currency	146,255	—	146,255
Interest expense	(39,765)	(40,845)	1,080
Total other (expense) income	106,490	(40,845)	147,335
Net loss	$(231,979)	$(326,437)	$94,458

Net Sales

Net sales decreased 15% in the first quarter of 2012 as compared to the first quarter of 2011. This decrease resulted from a change in the product mix sold in the current period compared to the same period in the prior year. We experienced a 43% decline in unit sales for the period ended March 31, 2012 compared to March 31, 2011, however kit sales increased 28% during the same comparative periods. Approximately $48,900 of our net sales revenue for the three months ended March 31, 2012, was from the price increase effective September 15, 2011.

We are dependent upon sales to a limited number of customers. Sales to three customers accounted for approximately 24%, 13% and 12%, respectively, of the consolidated net sales for the three-months ended March 31, 2012. For the three-months ended March 31, 2011, sales to two customers accounted for 23% and 22%, respectively, of the consolidated net sales.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased from 33% in the first quarter of 2011 to 24% in the first quarter of 2012.  The increase in cost of goods sold as a percentage of sales is primarily attributable to the price of raw materials, specifically cotton, purchased during the period. We have obtained alternative sources for some of these raw materials and anticipate experiencing improved margins in future periods.

Salaries and Wages

Salaries and wages were 2.9% higher for the quarter ended March 31, 2012 compared to March 31, 2011. On March 30, 2012 we issued stock options to the employees which impacted the expense in 2012. We do not anticipate any further material impact on our salary expense in future periods.

Selling and Administrative Expenses

Selling and administrative expenses decreased by 22.9% for the three months ended March 31, 2012 from the comparable period in 2011. This decrease was due to a decrease in investor relations expense and patent costs. The decreases were partially offset by increases in travel and marketing. The decrease in patent costs resulted from lower patent application activity during the three months ended March 31, 2012 compared to 2011. As we increase our reach to international customers and develop more specialized products for niche industries, we anticipate that selling, travel and research and development costs will increase, but all other expenses will remain stable for the balance of the year. The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Three Months Ended March 31,
	2012	2011	Change
Employee Benefits & Payroll	$65,449	$64,248	$1,201
Travel & Marketing	44,287	36,993	7,294
Depreciation & Amortization	9,424	9,193	231
Engineering	681	2,651	(1,970)
Professional Fees	52,060	54,836	(2,776)
Investor Relations	314	18,013	(17,699)
Occupancy Expense	26,482	27,623	(1,141)
Patent Expense	17,036	76,384	(59,348)
Stock Compensation	1,423	1,700	(277)
Bad Debts	477	—	477
Other Expenses	17,919	14,006	3,913

Total	235,552	$305,647	$(70,095)

Interest Expense

Interest expense remained relatively constant for the period ending March 31, 2012 as compared to the period ending March 31, 2011 and was incurred primarily on the outstanding balance of the stockholder notes payable. The slight decrease was due to a lower interest rate even though we incurred higher borrowings. The Company pays interest monthly on the notes payable to the stockholder at the LIBOR Daily Floating Rate plus 1.4%, which was a weighted average of 1.97% as of March 31, 2012 as compared to 2.54% as of March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, the Company had cash of $44,866, as compared to $51,152 at December 31, 2011. At March 31, 2012, we had negative working capital of ($699,381) and our current ratio (current assets to current liabilities) was 0.61 to 1.  At December 31, 2011 we had negative working capital of ($636,722) and our current ratio was 0.63 to 1.  The increase in working capital deficit and decrease in current ratio is primarily attributable to the decrease in inventories and increase in accrued liabilities.

We have incurred net losses each year since inception and at March 31, 2012 we had an accumulated deficit of $53,958,232. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During the first quarter of 2012 we raised an additional $220,000 from stockholder loans, together with $39,335 from the exercise of options and collection on notes receivable for options and $11,146, net, from a capital lease.  During 2011, we raised a total of $100,000 in capital from an institutional investor and current stockholders. As of March 31, 2012, we owe our principal stockholder who is also an executive officer and director of the Company $7.6 million for funds he has advanced to us from time to time for working capital, and we owe another member of our Board $100,000 for a working capital advance.  Interest expense on these loans was $38,495 for the three months ended March 31, 2012.

We do not currently have any commitments for capital expenditures.  Our current cash position is insufficient to cover our current operating needs for the next twelve months, and we do not have any external sources of working capital.  While we anticipate cash flows from 2012 sales activity, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due.  Although we are actively seeking additional equity investments, we have no firm commitments from any third parties and there are no assurances we will be successful in attracting additional capital.  In addition, as set forth above, we owe our stockholder $7.6 million which is due on December 31, 2013 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. During the first quarter of 2012 the due date of this note was extended from December 31, 2012 to the current due date of December 31, 2013.  Additionally, we owe one of our board members, who is also a significant stockholder, $100,000 at March 31, 2012 which is due on January 1, 2013.  We do not have sufficient funds to pay these loans when they become due and there are no assurances the note holders will extend the due dates.

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

Cash Flows

Operating activities

For the three-month period ended March 31, 2012 net cash used in operating activities was $255,857, which primarily resulted from the net loss of $231,979.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in prepaid expenses and other current assets in the amount of $39,956.

For the three-month period ended March 31, 2011 net cash used in operating activities was $249,354, which primarily resulted from the net loss of $326,437.  The utilization of cash in operations is primarily attributable to the increase in accounts receivable in the amount of $304,942 offset by an increase in accounts payable of $207,125.

Investing activities

For the three months ending March 31, 2012, $21,508 was used in investing activities for the purchase of equipment.

For the three months ending March 31, 2011, $5,032 was used in investing activities for the purchase of equipment.

Financing activities

Net cash provided by financing activities was $271,079 for the three months ended March 31, 2012, composed of $34,535 in proceeds received from a shareholder note receivable that was issued in connection with an exercise of stock warrants, $4,808 as proceeds from the exercise of stock options, $11,736 from additions to deferred financing and capital lease borrowings and payments and $220,000 in loans from our stockholder as described above. Net cash provided by financing activities was $248,858 for the three months ended March 31, 2011, composed of $100,000 in proceeds received from stock issued for cash and $150,000 in loans from our stockholder as described above, less $1,142 in payment of capital lease obligations.

Critical Accounting Policy

General

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 1 to the condensed financial statements included elsewhere.

Impact of Inflation and Foreign Currency Translation

Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products. Effective March, 2012, we no longer have operations or bank accounts in any foreign country and are therefore not impacted by foreign currency translations. The impact of fluctuations in foreign currency has not been significant during the three month period ended March 31, 2011.

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

PART II.   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.

RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 5, 2012, the Company issued 28,846 shares of common stock valued at $0.17 per share to a warrant holder in connection with an exercise of previously issued warrants.  The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On April 5, 2012, the Company issued 207,214 shares of common stock valued at $0.17 per share to a warrant holder in connection with an exercise of previously issued warrants.  The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On April 19, 2012 the Company issued 33,334 shares of common stock valued at $0.12 per share to Monarch Communications, Inc. as partial compensation per an agreement dated May 19, 2011 for consultant work. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that it was capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.

OTHER INFORMATION.

Between January 12, 2012 and April 6, 2012, the Company received loans in various amounts totaling $320,000, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002. These advances do not have a specific due date but are to be paid based on management’s determination of the Company’s ability to pay and cash flow. We are using the proceeds for working capital.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: May 15, 2012	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: May 15, 2012	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer

26