Form 10-Q
period 2012-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2012-08-14
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2012
Or

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,288,457 shares of common stock are issued and outstanding as of August 13, 2012.

TABLE OF CONTENTS

Page No.
PART I. - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

4

Condensed Consolidated Balance Sheets – As of June 30, 2012 (unaudited) and

December 31, 2011

4

Condensed Consolidated Statements of Operations – Three months and six months ended

June 30, 2012 and 2011 (unaudited)

5

Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2012 and 2011 (unaudited)

6

Condensed Consolidated Statements of Comprehensive Income (Loss) – Six months ended

June 30, 2012 and 2011 (unaudited)

7

Condensed Consolidated Statements of Changes in Stockholders’ Deficit – Six months ended

June 30, 2012 (unaudited)

8

Notes to Condensed Consolidated Financial Statements (Unaudited)

9

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

17

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

26

ITEM 4.

CONTROLS AND PROCEDURES.

26

PART II. - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

27

ITEM 1A.

RISK FACTORS.

27

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

27

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

27

ITEM 4.

MINE SAFETY DISCLOSURE.

27

ITEM 5.

OTHER INFORMATION.

27

ITEM 6.

EXHIBITS.

28

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

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	our history of losses and uncertainty that we will be able to continue as a going concern,
•	our ability to generate net sales in an amount to pay our operating expenses,
•	our need for additional financing and uncertainties related to our ability to obtain these funds,
•	our ability to repay the outstanding debt of $7.9 million at June 30, 2012 due our Chairman and CEO,
•	our reliance on sales to a limited number of customers,
•	our dependence on a limited number of distributors,
•	our ability to compete,
•	our ability to protect our intellectual property,
•	market overhang issues, and
•	the application of penny stock rules to the trading in our stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,777	$51,152
Accounts receivable, net of allowance for uncollectible accounts of $18,153 and $24,355, respectively	367,720	309,962
Inventories, net	713,775	677,127
Prepaid expenses and other current assets	138,311	46,538
Total current assets	1,235,583	1,084,779
Property and equipment, net	96,930	97,013
Other noncurrent assets	111,244	111,244
Deferred financing costs, net	1,515	2,945
Total assets	1,445,272	1,295,981

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	291,666	204,422
Accrued liabilities	1,492,449	1,414,279
Current portion of capital lease obligation	7,126	2,800
Note Payables - stockholders	100,000	100,000
Total current liabilities	1,891,241	1,721,501
Capital lease obligation, less current portion	15,169	10,042
Notes Payable - stockholders	7,899,017	7,429,017
Total Long Term Liabilities	7,914,186	7,439,059
Total Liabilities	9,805,427	9,160,560

Commitments and contingencies (see note 7)

Stockholders’ deficit:
Preferred stock, $.001 par value: Authorized shares – 500,000; None issued and outstanding	—	—
Common stock, $.001 par value: Authorized shares – 100,000,000 Issued and outstanding – 47,243,002 and 46,830,504, respectively	47,243	46,830
Additional paid-in capital	46,580,202	46,459,374
Notes receivable from stockholders	(756,250)	(790,785)
Accumulated deficit	(54,231,350)	(53,726,253)
Accumulated other comprehensive income	—	146,255
Total stockholders’ deficit	(8,360,155)	(7,864,579)
Total liabilities and stockholders’ deficit	$1,445,272	$1,295,981

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$804,099	$499,423	$1,555,601	$1,382,815

Costs and expenses:
Cost of products sold	514,526	397,146	1,086,745	986,319
Salaries and wages	269,079	268,628	551,279	542,792
Selling and administrative	251,477	243,475	487,029	549,122
	1,035,082	909,249	2,125,053	2,078,233
Loss from operations	(230,983)	(409,826)	(569,452)	(695,418)

Other income (expense):
Realized Gain on Foreign Currency	—	—	146,255	—
Interest income	—	1	—	1
Interest expense	(42,136)	(41,704)	(81,900)	(82,549)
Total other expense, net	(42,136)	(41,703)	64,355	(82,548)
Loss before income taxes	(273,119)	(451,529)	(505,097)	(777,966)
Income tax expense	—	—	—	—

Net loss	$(273,119)	$(451,529)	$(505,097)	$(777,966)

Basic and diluted loss per common share
	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding (basic and diluted)	47,185,445	46,546,062	47,119,622	46,471,940

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Six Months Ended June 30
	2012	2011
Operating activities
Net loss	$(505,097)	$(777,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,741	23,670
Realized gain on foreign currency adjustment	(146,255)	—
Provision for bad debts	(6,202)	402
Amortization of deferred financing costs included in interest expense	251	503
Deferred compensation	36,591	70,783
Compensation expense on stock-based arrangements with employees, consultants, investors and vendors	116,433	106,009
Changes in operating assets and liabilities:
Accounts receivable	(51,555)	(15,975)
Inventories	(36,648)	(36,125)
Prepaid expenses and other current assets	(91,773)	(50,611)
Other Assets	—	37,900
Accounts payable	87,244	136,004
Accrued liabilities	41,578	86,200
Deferred revenues	—	(2,050)
Net cash used in operating activities	(531,692)	(421,256)

Investing activities
Purchases of property and equipment	(23,658)	(6,190)
Net cash used in investing activities	(23,658)	(6,190)

Financing activities
Additions to deferred financing costs	1,179	—
Proceeds from sale of common stock	—	100,000
Proceeds from exercise of warrants	4,808	—
Proceeds from issuance of notes payable to stockholders	470,000	350,000
Proceeds from shareholder note receivable	34,535	—
Borrowings on capital lease	12,569	—
Payment of capital lease obligations	(3,116)	(1,989)
Net cash provided by financing activities	519,975	448,011

Effect of exchange rate changes on cash and cash equivalents	—	105
Net increase (decrease) in cash and cash equivalents	(35,375)	20,670
Cash and cash equivalents at beginning of period	51,152	49,813
Cash and cash equivalents at end of period	15,777	70,483

Supplemental cash flow information:
Cash paid for interest	$73,387	$78,939

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(273,119)	$(451,529)	$(505,097)	$(777,966)

Other comprehensive income (loss):
Foreign currency translation adjustment	—	(359)	(146,255)	105
Comprehensive loss	$(273,119)	$(451,888)	$(651,352)	$(777,861)

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2011	46,830,504	$46,830	$46,459,374	$(790,785)	$(53,726,253)	$146,255	$(7,864,579)
Foreign currency translation adjustment	—	—	—	—	—	(146,255)	(146,255)
Net loss	—	—	—	—	(505,097)	—	(505,097)
Total comprehensive loss	—	—	—	—	—	—	(651,352)
Common stock issued for private placement, net of issuance costs	(361)	—	—	—	—	—	—
Issuance of shares and warrants to vendors	176,799	177	25,823	—	—	—	26,000
Exercise of stock warrants	236,060	236	4,572	—	—	—	4,808
Payments of notes receivable from stockholders	—	—	—	34,535	—	—	34,535
Compensation expense associated with unvested option awards	—	—	90,433	—	—	—	90,433
Balance at June 30, 2012	47,243,002	$47,243	$46,580,202	$(756,250)	$(54,231,350)	—	(8,360,155)

.

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2012.

For further information, refer to Puradyn Filter Technologies Incorporated’s (the “Company”) consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2011.

Since its formation June 1, 2000, Puradyn Filter Technologies, Ltd. (“Ltd.”), the Company’s United Kingdom subsidiary, has been included in the Company’s condensed consolidated financial statements. In March, 2009, Ltd.’s office in the UK was closed and all assets, except for bank cash accounts, were transferred to the United States. Effective January, 2012, Ltd., ceased as a legal entity and all cash accounts were closed.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 7,788,730 for the three months and six months ended June 30, 2012 and 6,759,777 for the three months and six months ended June 30, 2011.

Stock Compensation

The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award.  We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense for the periods ended June 30, 2012 and June 30, 2011 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Condensed Consolidated Financial Statements.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Inventories consisted of the following at June 30, 2012 and December 31, 2011, respectively:

	June 30 2012	December 31, 2011
	(unaudited)
Raw materials	$891,272	$885,781
Work In Progress	21,293	3,222
Finished goods	142,226	134,016
Valuation allowance	(341,016)	(345,892)
Inventory, net	$713,775	$677,127

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Amortization of Deferred Financing Costs	$715	$251	$1,430	$503

Accumulated Amortization of Deferred Financing Costs	$682,084	$679,640	$682,084	$679,640

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed consolidated financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. As of June 30, 2012, management estimates the existing warranty reserve balances were sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Comprehensive Income

FASB ASC 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd.. Comprehensive loss as of June 30, 2012 and 2011 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance. There was no comprehensive income or loss attributable to the six months ended June 30, 2012 as Ltd’s business license was surrendered with the British authorities in January, 2012 and all accounts were closed.

Comprehensive loss consisted of the following for the three and six-months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(273,119)	$(451,529)	$(505,097)	$(777,966)

Other comprehensive income (loss):
Foreign currency translation adjustment	—	(359)	(146,255)	105
Comprehensive loss	$(273,119)	$(451,888)	$(651,352)	$(777,861)

Recent Accounting Pronouncements

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

2. Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $531,692 and $421,256 during the six-months ended June 30, 2012 and 2011, respectively. As a result, the Company has had to rely principally on private placements of equity and debt securities, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

3. Common Stock

As partial compensation per an agreement dated May 19, 2011 and subsequently renewed on May 19, 2012 for consultant work, the Company issued to Monarch Communications, Inc. the following:

	Shares Issued	Per Share Value

April 19, 2012	33,334	$0.12
June 4, 2012	23,529	0.17
June 21, 2012	37,500	0.16

On April 5, 2012 the Company issued 28,846 and 207,214 shares of its common stock valued at $0.17 per share in connection with previously received payment of $4,808 and $34,536, respectively, from two stockholders for the exercise of previously issued warrants.

4. Stock Options.

For the three months and six months ended June 30, 2012 the Company recorded stock-based compensation expense of $44,518 and $90,433, respectively For the three months and six months ended June 30, 2011 the Company recorded stock-based compensation expense of $36,106 and $80,009, respectively. These expenses were related to unvested employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at June 30, 2012 and 2011 for the employee stock options is $262,894 and $223,860, respectively and will be recognized through March 2015.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

A summary of the Company’s stock option plans as of June 30, 2012, and changes during the six-month period then ended is presented below:

	Six Months Ended June 30, 2012
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2011	2,993,972	$.37
Options granted	905,000	.14
Options exercised	—	-
Options cancelled	10,000	.14
Options expired	10,000	.37
Options at end of period	3,878,972	.32
Options exercisable at June 30, 2012	2,107,528	.42

A summary of the Company’s stock option plans as of June 30, 2012, and changes during the three-month period then ended is presented below:

	Three Months Ended June 30, 2012
	Number of Options	Weighted Average Exercise Price
Options outstanding at March 31, 2012	3,888,972	$.37
Options exercised	—	—
Options cancelled	—	—
Options expired	10,000	.37
Options at June 30, 2012	3,878,972	.32
Options exercisable at June 30, 2012	2,107,528	.42

Changes in the Company’s unvested options for the six months ended June 30, 2012 are summarized as follows:

	Six Months Ended June 30, 2012
	Number of Options	Weighted Average Exercise Price
Non-Vested options at December 31, 2011	1,561,699	$.25
Options granted	905,000	.14
Options vested	685,255	.35
Options cancelled	10,000	.14
Non-Vested options at June 30, 2012	1,771,444	.13

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in the Company’s unvested options for the three months ended June 30, 2012 are summarized as follows:

	Three Months Ended June 30, 2012
	Number of Options	Weighted Average Exercise Price
Non-Vested options at March 31, 2012	2,168,444	$.14
Options granted	—	—
Options vested	387,000	.29
Options cancelled	10,000	.14
Non-Vested options at June 30, 2012	1,771,444	.13

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .14 – $1.70	3,834,972	3.88	$.30	2,063,528	$.25
$1.99 – $2.60	44,000	.83	2.31	44,000	2.31
Totals	3,878,972	6.15	$.32	2,107,528	$.42

5. Warrants

At June 30, 2012, 3,899,758 warrants with an average exercise price of $0.77 remain outstanding and were fully vested.

A summary of the Company’s warrant activity as of June 30, 2012 and changes during the six month and three month periods then ended is presented below:

	Six Months Ended June 30, 2012
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2011	4,096,476	$.97
Granted	—	—
Exercised	196,718	.17
Expired	—	—
Warrants outstanding at June 30, 2012	3,899,758	$.77

	Three Months Ended June 30, 2012
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at March 31, 2012	3,899,758	$.77
Granted	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at June 30, 2012	3,899,758	$.77

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.35 - $0.75	2,446,483	2.49	$.48
$1.25	1,453,275	.95	1.25
Totals	3,899,758	2.07	$.77

6. Notes Payable to Stockholders

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an executive officer, to fund up to $6,100,000. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (1.641% per annum at June 30, 2012), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7,000,000. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007 to December 31, 2013.

At March 31, 2012 the Company had drawn the full funding amount under the agreement of $6,100,000 plus an additional $1,549,017, which included a direct loan in the amount of $220,000. During the three months ended June 30, 2012, the stockholder loaned the Company an additional $250,000 directly, for a total amount due of $7,899,017.

Additionally, the Company has loans outstanding from one board member, who is also a significant stockholder and consultant, totaling $100,000 at June 30, 2012 and December 31, 2011. The outstanding debt obligation at June 30, 2012 matures January 1, 2013 and is included in Current Liabilities.

For the three-months ended June 30, 2012 and 2011, the Company recorded $40,370 and $40,769, respectively, and for the six-months ended June 30, 2012 and 2011, the Company recorded $78,865 and $81,190, respectively, of interest expense related to the notes payable to stockholders, which is included in interest expense in the accompanying condensed consolidated statements of operations.

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

On May 19, 2012, we renewed a consulting agreement with Monarch Communications, Inc. for services rendered as public relations firm and media relations consultants for the Company. The term of the agreement is for twelve months.  As compensation for their services, Monarch will receive a fee of $7,000 per month, for the first six months, payable as $2,000 cash and $5,000 in shares of common stock. For the final six months of the agreement, Monarch will receive a fee of $7,000, payable as $3,000 in cash and $4,000 in shares of common stock.  Either party may terminate the agreement with 30 days’ notice. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities.  The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8. Subsequent Events

On July 30, 2012 the Company issued to Monarch Communications, Inc. 45,455 shares of common stock valued at $0.11 per share as partial compensation per the agreement for consultant work.

On July 11, 2012, the Company received a loan in the amount of $100,000, from the Company’s Chairman and CEO, as an advance for working capital needs. This loan bears interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002. This advance does not have a specific due date but is to be paid based on management’s determination of the Company’s ability to pay and cash flow. We are using the proceeds for working capital.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Sales of the Company’s products, the puraDYN® bypass oil filtration system and replaceable filter elements depend principally upon end user demand for such products and acceptance of the Company’s products by OEMs. The oil filtration industry has historically been competitive and, as is typically the case with any inventive and/or alternative technology, the ultimate level of demand for the Company’s products is subject to a high degree of uncertainty. Developing market acceptance for the Company’s existing and proposed products will require continued research and development, and laboratory and field testing for validity and performance credibility, as well as substantial marketing and sales efforts to inform customers of the perceived benefits and cost advantages of its products, all of which require a significant amount of funds.  As a result of our limited resources, we have not had adequate funds available to undertake all of these necessary marketing efforts.

To our knowledge, currently no bypass oil filtration system has captured a substantial share of the market. We believe we are in a unique position to capitalize on the acceptance of bypass oil filtration given that our product and our Company are positioned as, including, but not limited to:

•	A competitively priced, value-added product based on an advanced, patented technology;
•	An alternative solution to the rising costs and national concerns over dependence on foreign oil and the growing trend toward ‘greening’ of existing technologies.
•

Providing an operational maintenance solution to end users currently dealing with the existing federal environmental regulation and the pending new more stringent regulation slated for the near future..  These regulations mandating cleaner engine emissions for all on- and off-highway equipment calls for closer engine tolerance.  These new closer tolerances will require cleaner oil to maintain the engines performance.

•	Providing significant operational savings which will reduce engine life cycle costs
•	Providing overall engine efficiency and potential fuel efficiency due to a reduction of friction in the engine components from continuously clean lubricating oil.

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

We continue to focus our sales and marketing efforts to target industries open to innovative methods to reduce oil maintenance operating costs. These industries are searching for new and progressive ways, including bypass oil filtration, to extend optimum operating performance. This strategy includes focus on:

•	The expansion of existing strategic relationships we have with John Deere, Avis, and others;
•	Continued development of our distribution network with distributors who have an established customer base;
•	Continued development of relationships with identified and targeted market segment OEMs;
•	Creating customer ‘pull-through’, a sustained level of request for our product on the OEM level-

While our strategy is a long-term and ongoing commitment, we believe we have achieved a limited amount of product acceptance based on recent accomplishments:

•

In the third quarter of 2011 the Company was named an authorized supplier of its Puradyn system for John Deere Construction and Forestry Division. The product was selected after over four years of evaluation and testing.

•	Increased inquiry activity in the open pit mining industry.
•	Increased activity in both sales and inquiries, in Europe, Asia, and South and Central America.

We believe that the renewed interest shown in our bypass oil filtration technology as an economic alternative to combat significantly rising oil prices, dependence upon foreign oil, coupled with the added benefits of being environmentally beneficial and a means to conserve oil, has timely and favorably positioned the Company as a manufacturer of a cost efficient “green” product.

Our customers have found that bypass oil filtration technology affords the same benefits of the claims made by alternative energy source providers – reduce significant oil consumption and minimize a company’s carbon footprint. The advantages our Company offers vs. alternative energy source providers to existing and potential customers include not having to invest in new equipment; continued use of existing fleet equipment, and offering a relatively low-cost aftermarket product, installation, training, and support.

Recognizing that a level of oil consumption is not 100% avoidable, we promote our technology as environmentally-friendly in that it provides a practical and more intelligent use of oil as opposed to the accepted norm of oil, which is currently considered a disposable and infinite resource. By keeping engine and hydraulic oil continuously clean, equipment runs at optimum efficiency and the oil can be kept in use, possibly extending the life of the oil by numerous oil drain cycles.

We believe that industry acceptance resulting in sales will continue to grow in 2012; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues.

The Company’s sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the end-user to test and evaluate the Puradyn system on its fleet equipment. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment applications downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long; however, the addition of several large engine users as customers and the naming of the Company as an official supplier to John Deere may help in achieving high end user confidence levels to reduce evaluation times.

We believe international sales are especially well suited to our product for a number of reasons, including the fact that lubricating oil products in foreign countries are usually more expensive than in the United States.  Also, a number of countries at this time outside of North America and the European Union are not mandated to use low-sulfur fuels, and a higher sulfur content typically deteriorates the engine oil’s chemical balance more rapidly.

Our focus on specific industries several years earlier has continued to demonstrate an impact on sales through 2012, notwithstanding the general recessed economic environment.  These industries demonstrated early signs of recovery from the economy’s current situation, and we are beginning to benefit from their recovery.

Optimizing our limited resources and obtaining sufficient capital is pivotal to accomplishing our goals. We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the specific niche industries using our system. To accomplish these tasks, we may need to obtain capital funding and add appropriate sales and marketing support to be sure our distributors and customers are served. We anticipate the short term need for at least one more sales person plus one sales support person. Sales revenue from the OEM area is rewarding in that it provides a steady flow of material requirements for our manufacturing facility. Additionally, OEM business allows us more stability in retaining trained manufacturing personnel, a stronger supply chain with steady production, economies of scale, and the ability to better utilize our overhead with higher average material turn rates.

We continue to address our liquidity and working capital issues as we continue to seek to raise additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the uncertainties facing the capital markets in the U.S. in general and our company in particular. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these cost reductions will impact our results of operations during the balance of 2012 and beyond. We also review cost of material increases on an ongoing basis, exploring new sources and vendors to avoid or minimize product price increases wherever possible.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations.  These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from a current stockholder and executive officer and director, have led our independent registered public accounting firm Webb & Company P.A. to include a statement in its audit report relating to audited consolidated financial statements for the years ended December 31, 2011 and 2010 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  We are also materially dependent upon loans from related parties to provide working capital. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results.

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

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 1 of our Notes to Condensed Consolidated Financial Statements under Item 1. “Financial Statements” and is incorporated herein by reference.

Results of Operations for the Three-months Ended June 30, 2012 Compared to the Three-months Ended June 30, 2011

The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the three-months ended June 30, 2012 to the three-months ended June 30, 2011:

	Three Months Ended June 30,
	2012	2011	Change
Net sales	$804,099	$499,423	$304,676
Costs and expenses:
Cost of products sold	514,526	397,146	117,380
Salaries and wages	269,079	268,628	451
Selling and administrative	251,477	243,475	8,002
Total costs and expenses	1,035,082	909,249	125,833

Other (expense) income:
Interest income	—	1	(1)
Interest expense	(42,136)	(41,704)	(432)
Total other expense	(42,136)	(41,703)	(433)
Net loss	$(273,119)	$(451,529)	$178,410

Net Sales

Net sales increased 61% in the three months ending June 30, 2012 compared to the three months ending June 30, 2011.  The increase in sales was attributable to two existing customers who doubled their purchases compared to their purchases for the same time period last year and one new distributor. Approximately 17% of the $304,676 increase in our net sales revenue for the three months ended June 30, 2012 from the comparable period in 2011 was from the price increase effective September 15, 2011.

Sales to four customers accounted for 15.2%, 14.5%, 11.4% and 10.9% (for a total of 52%) of net sales for the three-months ended June 30, 2012. Sales to four customers accounted for 13%, 13%, 13% and 12% (for a total of 51%) of net sales for the three-months ended June 30, 2011.

Cost of Products Sold

Gross profit, the amount of profit to the Company after cost of products sold is deducted from net sales, as a percentage of net sales, increased from 20.5% in the three months ending June 30, 2011 to 36.0% in the three months ending June 30, 2012.  The decrease in cost of goods sold, which generates a higher gross profit, is primarily attributable to the fixed manufacturing overhead costs that are absorbed under higher sales volumes. During the three months ending June 30, 2011, we experienced rework charges in the amount of $15,269 as compared to $623 in the three months ending June 30, 2012. We anticipate lower gross profits in the third quarter from reduced sales during that period. Fourth quarter gross profits should be at comparable levels to the current reporting period.

Salaries and Wages

Salaries and wages increased 0.2% for the three months ending June 30, 2012 compared to the three months ending June 30, 2011.  This minor variance resulted from an increase in benefit costs.

Salaries and wages, as a percentage of net sales, were 33.5% for the three months ending June 30, 2012 and 53.8% for the three months ending June 30, 2011. The decrease in salaries and wages as a percentage of net sales was due primarily to the increase in net sales for the three months ending June 30, 2012 compared to the same period in 2011.

Management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses

Selling and administrative expenses increased by 3.3% for the three months ended June 30, 2012 from the comparable period in 2011.  The increased expenses primarily resulted from higher employee benefit costs and travel/marketing expense. These increased costs were primarily offset by lower patent, engineering and professional expenses.

The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Three Months Ended June 30,
	2012	2011	Change
Employee Benefits	$66,878	$56,354	$10,524
Travel & Marketing	45,633	39,513	6,120
Depreciation & Amortization	8,997	9,172	(175)
Engineering	(1,888)	1,451	(3,339)
Professional Fees	54,517	59,732	(5,215)
Investor Relations	1,204	—	1,204
Occupancy Expense	28,573	26,178	2,395
Patent Expense	25,917	34,121	(8,204)
Stock Compensation	1,440	1,585	(145)
Bad Debts	419	164	255
Other Expenses	19,787	15,205	4,582

Total	$251,477	$243,475	$8,001

Engineering expenses for the three months ended June 30, 2012 are a negative amount as a result of standard engineering fee assessed in the production of units, which exceeded the costs of engineering incurred during this period.

Professional fees decreased during the three months ended June 30, 2012 compared to 2011 primarily due to software vendor services provided in 2011 which were not utilized in 2012 and legal expenses that were incurred in 2011 which were associated with SEC filings.

We anticipate expenses for the remainder of 2012 should be similar to those incurred in the three months ending June 30, 2012.

Interest Expense

Interest expense remained relatively constant for the three months ending June 30, 2012 compared to the three months ending June 30, 2011. The increase in interest expense resulted from increased borrowings.

Results of Operations for the Six-months Ended June 30, 2012 Compared to the Six-months Ended June 30, 2011

The following table sets forth the amount of increase or decrease represented by certain items reflected in the condensed consolidated statements of operations in comparing the six-months ended June 30, 2012 to the six-months ended June 30, 2011:

	Six Months Ended June 30,
	2012	2011	Change
Net sales	$1,555,601	$1,382,815	$172,786
Costs and expenses:
Cost of products sold	1,086,745	986,319	100,426
Salaries and wages	551,279	542,792	8,487
Selling and administrative	487,029	549,122	(62,093)
Total costs and expenses	2,125,053	2,078,233	46,820
Other (expense) income:
Realized gain on Foreign Currency	146,255	—	146,255
Interest income	—	1	(1)
Interest expense	(81,900)	(82,549)	649
Total other (expense) income	64,355	(82,548)	146,903
Net loss	$(505,097)	$(777,966)	$272,869

Net Sales

Net sales increased 12.5% in the six months ending June 30, 2012 compared to the six months ending June 30, 2011.  The majority of our sales increase resulted from one distributor and one OEM customer. Approximately 58% of the $172,786 increase in our net sales revenue for the six months ended June 30, 2012 from the comparable period in 2011, was from the price increase effective September 15, 2011.

Sales to four customers individually accounted for 18.8, 11.8%, 11.4% and 9.7% (for a total of 51.7%) for the six months ending June 30, 2012. Sales to three customers individually accounted for 19%, 15% and 11% (for a total of 45%) for the six months ending June 30, 2011.

Cost of Products Sold

Gross profit, as a percentage of sales, increased from 28.7% in the six months ending June 30, 2011 to 30.1% in the six months ending June 30, 2012. The higher gross profit percentage results from fixed manufacturing costs allocated over a higher volume of activity. The reduced costs which resulted from lower overhead allocations were offset by higher freight out costs and higher scrap and rework costs incurred during the period. We anticipate that the gross profit will be lower in the third quarter of this year, but will remain consistent with the current reporting period at December 31, 2012.

Salaries and Wages

Salaries and wages increased 1.6% for the six months ending June 30, 2012 compared to the six months ending June 30, 2011.  This increase was primarily due to increased benefit costs. Salaries and wages, as a percentage of sales, were 35.4% for the six months ending June 30, 2012 and 39.3% for the six months ending June 30, 2011. Management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses

Selling and administrative expenses decreased 11.4% for the six months ending June 30, 2012 compared to the six months ending June 30, 2011. The following table represents the major components of Selling and Administrative expenses for the six months ended June 30, 2012 and 2011 and the change of those components over their respective periods:

	Six Months Ended June 30,
	2012	2011	Change
Employee Benefits	$132,327	$120,603	$11,724
Travel & Marketing	89,920	76,506	13,414
Depreciation & Amortization	18,421	18,365	56
Engineering	(1,207)	4,103	(5,310)
Professional Fees	106,577	115,267	(8,690)
Investor Relations	1,518	18,013	(16,495)
Occupancy Expense	55,055	53,801	1,254
Patent Expense	42,953	110,505	(67,552)
Stock Compensation	2,863	3,285	(422)
Bad Debts	896	164	732
Other Expenses	37,706	29,243	8,462

Total	$487,029	$549,854	(62,826)

Increased medical insurance premiums and stock option costs contributed to the increase in employee benefits for the six months ending June 30, 2012 compared to the six months ending June 30, 2011.

Travel & Marketing increased 17.5% for the six months ending June 30, 2012 compared to the six months ending June 30, 2011. This increase resulted from the engagement of Monarch Communications effective May, 2011, to assist us in the marketing and communication of our products and our public relation needs.

Engineering expenses decreased as a result of allocation of engineering costs to products produced. During the six months ending June 30, 2012, the standard allocation amount exceeded engineering expenses incurred for that period.

Professional fees decreased 7.5% for the six months ending June 30, 2012 compared to the six months ending June 30, 2011. We incurred higher professional fees in 2011 as a result of legal expenses that were incurred in 2011 which were associated with SEC filings and software vendor services provided in 2011 which were not incurred in 2012.

Our investor relations expense decreased as a result of the cancellation of our contract with Emerging Markets. We anticipate that our expenses for investor relations will remain at or below 2012 levels for the remainder of the current year.

Patent expense for the six months ending June 30, 2012 compared to the six months ending June 30, 2011 was substantially lower as we had several new patent applications and submission of certain existing patents for international recognition in 2011 but not in 2012. We anticipate that these costs will remain at 2012 levels for the balance of the year.

In May 2011 we entered into an agreement with Monarch Communications, Inc., to pay a portion of our public relations firm fees in stock. This agreement was renewed in May of 2012. This amount has been reported as a marketing expense. Amounts reported as stock compensation for 2012 represent the value of options issued to Directors pursuant to our 2000 Non-Employee Directors Stock Option Plan. We do not anticipate issuing stock for services other than for those marketing services and Director compensation through the end of the current year.

Interest Expense

Interest expense remained relatively constant for the period ending June 30, 2012 as compared to the period ending June 30, 2011 and was incurred primarily on the outstanding balance of the notes payable to an executive officer, director and stockholder. The Company pays interest monthly on the notes payable at the prime rate less one-half percent, which was a weighted average of 1.99% as of June 30, 2012 as opposed to 2.54% as of June 30, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its obligations. As of June 30, 2012, the Company had cash and cash equivalents of $15,777, as compared to $51,152 at December 31, 2011. At June 30, 2012, we had negative working capital of ($655,658) and our current ratio (current assets to current liabilities) was 0.65 to 1.  At December 31, 2011 we had negative working capital of ($636,722) and our current ratio was 0.63 to 1.  The increase in our working capital deficit and the decrease in our current ratio is primarily attributable to the increase in accounts payable and accrued liabilities, offset by an increase in accounts receivable.

We have incurred net losses each year since inception and at June 30, 2012 we had an accumulated deficit of $54,231,350.  Our net sales are not sufficient to fund our operating expenses.  Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations.  During 2011, we raised a total of $100,000 in capital from an institutional investor and current stockholder. Other than $4,808 received from the exercise of warrants, we did not raise any capital during the six months ending June 30, 2012.  During the six months ending June 30, 2012, we borrowed an additional $470,000 from our principal stockholder, who is also an executive officer and director of our company. At June 30, 2012, we owe this executive officer and director of our company $7,899,017. Interest expense from debt owed to stockholders, executive officer and directors was $78,865 for the six months ending June 30, 2012. Subsequent to June 30, 2012, we borrowed an additional $100,000 from our principal stockholder, who is also an executive officer and director of our company.  We are using these funds for general working capital.

We do not currently have any commitments for capital expenditures.  Our current cash position is insufficient to cover our current operating needs for the next twelve months and we do not have any external sources of working capital. While we anticipate cash flows from 2012 sales activity, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. While we are actively seeking additional equity investments, we have no firm commitments from any third parties and there are no assurances we will be successful in attracting additional capital.  In addition, as set forth above, at June 30, 2012 we owed our principal stockholder who is also an executive officer and director a total of $7.899 million which is due on December 31, 2013 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances the note holder will extend the due date.

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

Operating activities

For the six-month period ended June 30, 2012 net cash used in operating activities was $531,692, which primarily resulted from the net loss of $505,097.  In addition to the net loss, an increase in accounts receivable, inventories and prepaid expenses contributed to the higher cash used in operations.

Investing activities

For the six months ending June 30, 2012, $23,658 cash was used in investing activities for the purchase of computer equipment.

Financing activities

Net cash provided by financing activities was $519,975 for the six months ending June 30, 2012, composed of borrowings on capital leases, proceeds from a shareholder note receivable related to warrants exercised, proceeds from the exercise of warrants and $470,000 of advances under the line of credit from our stockholder as described above less $3,116 in payment of capital lease obligations.

Critical Accounting Policies and Estimates

General

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 1 to the consolidated financial statements included elsewhere in this report.

Impact of Inflation and Foreign Currency Translation

Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products. Effective January, 2012, we no longer have operations or bank accounts in any foreign country and are therefore not impacted by foreign currency translations.

Off Balance Sheet Financing

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO and our Vice President who serves as our principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule Ana-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this report, our CEO and our Vice President who also serves as our principal financial and accounting officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President who serves as our principal financial and accounting officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal controls over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 4, 2012, the Company issued 23,529 shares of its common stock valued at $0.17 per share to Monarch Communications, Inc. as partial compensation per an agreement dated June 8, 2012 for consultant work.  The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities.  The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On June 21, 2012, the Company issued 37,500 shares of its common stock valued at $0.16 per share to Monarch Communications, Inc. as partial compensation per an agreement dated June 8, 2012 for consultant work.  The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities.  The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable to our Company.

ITEM 5.

OTHER INFORMATION.

On May 19, 2012, we renewed a consulting agreement with Monarch Communications, Inc. for services rendered as public relations firm and media relations consultants for the Company. The term of the agreement is for 12 months.  As compensation for their services, Monarch will receive a fee of $7,000 per month, for the first six months, payable as $2,000 cash and $5,000 in shares of common stock. For the final six months of the agreement, Monarch will receive a fee of $7,000, payable as $3,000 in cash and $4,000 in shares of common stock.  Either party may terminate the agreement with 30 days’ notice. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities.  The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On July 11, 2012, the Company received a loan in the amount of $100,000, from the Company’s Chairman and CEO, as an advance for working capital needs. This loan bears interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002. This advance does not have a specific due date but is to be paid based on management’s determination of the Company’s ability to pay and cash flow. We are using the proceeds for working capital.

ITEM 6.

EXHIBITS.

10.13	Agreement Monarch Communications, Inc.*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of principal financial officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

*	filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: August 14, 2012	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: August 14, 2012	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer