Form 10-Q
period 2012-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2012-11-19
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2012
Or

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,360,178 shares of common stock are issued and outstanding as of November 19, 2012.

TABLE OF CONTENTS

Page No.
PART I. - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

4

Condensed Consolidated Balance Sheets – As of September 30, 2012 (unaudited) and

December 31, 2011

4

Condensed Consolidated Statements of Operations – Three months and nine months ended

September 30, 2012 and 2011 (unaudited)

5

Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2012 and 2011 (unaudited)

6

Condensed Consolidated Statements of Comprehensive Income (Loss) – Nine months ended

September 30, 2012 and 2011 (unaudited)

7

Notes to Condensed Consolidated Financial Statements (Unaudited)

8

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

15

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

24

ITEM 4.

CONTROLS AND PROCEDURES.

24

PART II. - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

26

ITEM 1A.

RISK FACTORS.

26

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

26

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

26

ITEM 4.

MINE SAFETY DISCLOSURE.

26

ITEM 5.

OTHER INFORMATION.

27

ITEM 6.

EXHIBITS.

27

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

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	our history of losses and uncertainty that we will be able to continue as a going concern,
•	our ability to generate net sales in an amount to pay our operating expenses,
•	our need for additional financing and uncertainties related to our ability to obtain these funds,
•	our ability to repay the outstanding debt of $8.2 million at September 30, 2012 due our Chairman and CEO,
•	our reliance on sales to a limited number of customers,
•	our dependence on a limited number of distributors,
•	our ability to compete,
•	our ability to protect our intellectual property,
•	market overhang issues, and
•	the application of penny stock rules to the trading in our stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,151	$51,152
Accounts receivable, net of allowance for uncollectible accounts of $16,154 and $24,355, respectively	122,758	309,962
Inventories, net	692,854	677,127
Settlement receivable	144,100	—
Prepaid expenses and other current assets	150,105	46,538
Total current assets	1,200,968	1,084,779
Property and equipment, net	87,611	97,013
Patents	130,371	75,629
Other noncurrent assets	35,615	35,615
Deferred financing costs, net	794	2,945
Total assets	$1,455,359	$1,295,981

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	214,644	204,422
Accrued liabilities	1,569,494	1,414,279
Current portion of capital lease obligation	7,274	2,800
Note Payables - stockholders	100,000	100,000
Total current liabilities	1,891,412	1,721,501
Capital lease obligation, less current portion	13,294	10,042
Notes Payable - stockholders	8,224,017	7,429,017
Total Long Term Liabilities	8,237,311	7,439,059
Total Liabilities	10,128,723	9,160,560

Commitments and contingencies (see note 7)

Stockholders’ deficit:
Preferred stock, $.001 par value: Authorized shares – 500,000; None issued and outstanding	—	—
Common stock, $.001 par value: Authorized shares – 100,000,000; Issued and outstanding – 47,327,511 and 46,830,504, respectively	47,328	46,830
Additional paid-in capital	46,631,370	46,459,374
Notes receivable from stockholders	—	(790,785)
Accumulated deficit	(55,352,062)	(53,726,253)
Accumulated other comprehensive income	—	146,255
Total stockholders’ deficit	(8,673,364)	(7,864,579)
Total liabilities and stockholders’ deficit	$1,455,359	$1,295,981

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Net sales	$472,743	$554,960	$2,028,344	$1,937,775

Costs and expenses:
Cost of products sold	394,167	488,653	1,480,913	1,474,971
Salaries and wages	270,835	261,392	822,114	804,184
Selling and administrative	271,967	255,887	758,995	805,010
	936,969	1,005,932	3,062,022	3,084,165

Loss from operations	(464,226)	(450,972)	(1,033,678)	(1,146,390)

Other income (expense):
Realized Gain on Foreign Currency Translation Adjustment	—	—	146,255	—
Loss on notes receivable	(611,250)	—	(611,250)	—
Interest Income	—	1	—	2
Interest expense	(45,234)	(46,113)	(127,136)	(128,662)

Total other expense, net	(656,484)	(46,112)	(592,131)	(128,660)

Loss before income taxes	(1,120,710)	(497,084)	(1,625,809)	(1,275,050)

Income tax expense	—	—	—	—

Net loss	$(1,120,710)	$(497,084)	(1,625,809)	$(1,275,050)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding (basic and diluted)	47,282,631	46,576,786	47,174,355	46,511,613

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

Operating activities
Net loss	$(1,625,809)	$(1,275,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,548	35,838
Realized gain on foreign currency adjustment	(146,255)	—
Provision for bad debts	(8,201)	205
Provision for obsolete and slow moving inventory	(4,876)	(4,420)
Amortization of deferred financing costs included in interest expense	377	755
Compensation expense on stock-based arrangements with employees, consultants, investors and vendors	168,585	154,921
Loss on notes receivable	611,250	—
Changes in operating assets and liabilities:
Accounts receivable	195,405	5,848
Inventories	(10,851)	(39,529)
Prepaid expenses and other current assets	(103,566)	23,155
Accounts payable	10,222	22,239
Accrued liabilities	67,764	6,978
Deferred compensation	87,451	150,757
Deferred revenues	—	(2,743)
Net cash used in operating activities	(723,956)	(921,046)

Investing activities
Capitalized patent costs	(54,742)	—
Purchases of property and equipment	(25,146)	(21,340)
Net cash used in investing activities	(79,888)	(21,340)

Financing activities
Additions to deferred financing costs	1,775	—
Proceeds from sale of common stock	—	100,000
Proceeds from exercise of warrants	4,808
Proceeds from issuance of notes payable to stockholders	795,000	965,000
Proceeds from shareholder receivable	34,535
Proceeds of capital lease	12,473	13,475
Payment of capital lease obligations	(4,748)	(1,989)
Net cash provided by financing activities	843,843	1,076,486

Effect of exchange rate changes on cash	—	372

Net increase in cash	39,999	134,472
Cash at beginning of period	51,152	49,813
Cash at end of period	$91,151	$184,285

Supplemental cash flow information:
Cash paid for interest	$113,754	$120,871
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(1,120,710)	$(497,084)	$(1,625,809)	$(1,275,050)

Other comprehensive income (loss):
Foreign currency translation adjustment	—	267	—	372
Comprehensive loss	$(1,120,710)	$(496,817)	$(1,625,809)	$(1,274,678)

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2012.

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

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 7,763,730 for the three months and nine months ended September 30, 2012 and 7,585,848 for the three months and nine months ended September 30, 2011.

Stock Compensation

The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award.  We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense for the periods ended September 30, 2012 and September 30, 2011 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Condensed Consolidated Financial Statements.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Inventories consisted of the following at September 30, 2012 and December 31, 2011, respectively:

	September 30 2012	December 31, 2011
	(unaudited)
Raw materials	$882,301	$885,781
Work In Progress	3,737	3,222
Finished goods	147,832	134,016
Valuation allowance	(341,016)	(345,892)
Inventory, net	$692,854	$677,127

Intellectual Property

Intellectual property consists of patents and pending patent applications, and are stated at cost, net of accumulated amortization. Patent costs are amortized over the life of the patent, which is generally 20 years from the date of the application. During the nine months ended September 30, 2012 the Company capitalized $54,742 of costs associated with patents and patent applications that are estimated to have a future value upon approval.  Amortization of these costs will commence upon approval, or will be expensed immediately if the patent is not approved.

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Amortization of Deferred Financing Costs	$189	$252	$596	$755

Accumulated Amortization of Deferred Financing Costs	$680,521	$679,892	$680,521	$679,892

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company's warranty reserve is included in accrued liabilities in the accompanying condensed consolidated financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. As of September 30, 2012, management estimates the existing warranty reserve balances were sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

Comprehensive Income

FASB ASC 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd. Comprehensive loss as of September 30, 2012 and 2011 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance. There was no comprehensive income or loss attributable to the three and nine months ended September 30, 2012 as Ltd’s business license was surrendered with the British authorities in January, 2012 and all accounts were closed. Upon surrender of Ltd’s license, foreign currency translation adjustments in the amount of $146,255 were realized in current loss and accordingly a reclassification adjustment was made to comprehensive income to remove the realized transaction.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

Recent Accounting Pronouncements

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test becomes optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.

In 2012 we adopted the provisions of Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05) that requires presentation of all non-owner changes in equity in one continuous statement of comprehensive income or in two separate but consecutive statements. We elected to provide a separate statement of comprehensive income for all periods presented. The amendments in this update do not change the items that must be reported in other comprehensive income (OCI) or when an OCI item must be reclassified to net income. The adoption of ASU 2011-05 did not affect our condensed consolidated statements of financial position, results of operations and cash flows.

ASU 2011-05 was modified in December 2011 by the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update indefinitely defers certain provisions of ASU 2011-05 that require the disclosure of the amount of reclassifications of items from OCI to net income by component of net income and by component of OCI.

2. Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $723,956 and $921,046 during the nine-months ended September 30, 2012 and 2011, respectively. As a result, the Company has had to rely principally on private placements of equity and debt securities, including the conversion of debt into stock, as well as stockholder loans to fund its activities to date.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from an institutional investor and current stockholder led the Company’s independent registered public accounting firm,  Liggett, Vogt & Webb, P.A., formerly known as Webb & Company, P.A., to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2011 expressing substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials and volume purchase discounts when appropriate.

3. Common Stock

As partial compensation per an agreement dated May 19, 2011 and subsequently renewed on June 8, 2012 for consultant work, the Company issued to Monarch Communications, Inc. the following:

	Shares Issued	Per Share Value

July 30, 2012	45,455	$0.11
September 6, 2012	34,483	$0.145
September 30, 2012	10,571	$0.14

Mr. Ford, the Company’s former Chief Executive Officer, transferred 6,000 shares of the Company’s common stock pursuant to a settlement in a civil lawsuit filed against Mr. Ford. These shares have been cancelled effective September 30, 2012.

Under the terms of the settlement, Mr. Ford agreed to transfer to the Company a total of 875,000 shares of the Company’s common stock, with 6,000 shares due immediately, 133,000 shares by December 31, 2012 and the balance at the rate of 184,000 shares per quarter beginning on March 1, 2013.  In the event Mr. Ford should default in these arrangements, he is obligated to pay $145,000 less any monies or shares previously tendered. The Company has recognized a bad debt loss in the amount of $611,250 representing the balance due on the promissory notes reduced by the estimated value of the shares received and to be received under the settlement.

4. Stock Options.

For the three months and nine months ended September 30, 2012 the Company recorded stock-based compensation expense of $40,672 and $131,105, respectively.  For the three months and nine months ended September 30, 2011 the Company recorded stock-based compensation expense of $36,912 and $116,853, respectively. These expenses were related to vested employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at September 30, 2012 and 2011 for the employee stock options is $220,122 and $217,747, respectively and will be recognized through March 2015.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

A summary of the Company’s stock option plans as of September 30, 2012, and changes during the nine-month period then ended is presented below:

	Nine Months Ended September 30, 2012
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2011	2,993,972	$.37
Options granted	920,000	.14
Options exercised	—	—
Options cancelled	25,000	.14
Options expired	10,000	.37
Options at end of period	3,878,972	.32
Options exercisable at September 30, 2012	2,135,722	.42

Changes in the Company’s unvested options for the nine months ended September 30, 2012 are summarized as follows:

	Nine Months Ended September 30, 2012
	Number of Options	Weighted Average Exercise Price
Non-Vested options at December 31, 2011	1,561,699	$.25
Options granted	920,000	.14
Options vested	713,449	.24
Options cancelled	25,000	.14
Non-Vested options at September 30, 2012	1,743,250	.13

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .11 – $1.70	3,834,972	3.69	$.30	2,091,722	$.25
$1.99 – $2.60	44,000	.58	2.31	44,000	2.31
Totals	3,878,972	5.79	$.32	2,135,722	$.24

The estimated fair value of each stock option grant on the date of grant was computed using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	2.23%	3.68%
Expected term (life) of options (in years)	10.0	10.0
Expected dividends	—	—
Expected volatility	243.1%	138.0%

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5. Warrants

At September 30, 2012, 3,899,758 warrants with an average exercise price of $0.77 remain outstanding and were fully vested.

A summary of the Company’s warrant activity as of September 30, 2012 and changes during the nine month period then ended is presented below:

	Nine Months Ended September 30, 2012
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2011	4,096,476	$.97
Granted	—	—
Exercised	196,718	.17
Expired
Warrants outstanding at September 30, 2012	3,899,758	$.77

	Warrants Outstanding - September 30, 2012
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.35 - $0.75	2,446,483	2.24	$.48
$1.25	1,453,275	.70	1.25
Totals	3,899,758	1.82	$.77

6. Notes Payable to Stockholders and Related Parties

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an executive officer, to fund up to $6,100,000. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (1.641% per annum at September 30, 2012), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7,000,000. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007 to December 31, 2013.

At September 30, 2012 the Company had drawn the full funding amount under the agreement of $6,100,000 plus an additional $1,799,017, which includes direct loans in the amount of $470,000. During the three months ended September 30, 2012, the stockholder loaned the Company an additional $325,000 directly, for a total amount due of $8,224,017.

Additionally, the Company has loans outstanding from one board member, who is also a significant stockholder and consultant, totaling $100,000 at September 30, 2012 and December 31, 2011. The outstanding debt obligation at September 30, 2012 matures January 1, 2013 and is included in Current Liabilities.

For the three-months ended September 30, 2012 and 2011, the Company recorded interest expense of $43,752 and $45,263, respectively, and for the nine-months ended September 30, 2012 and 2011, the Company recorded $122,617 and $126,453, respectively, related to the notes payable to stockholders, which is included in interest expense in the accompanying condensed consolidated statements of operations.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7. Commitments and Contingencies

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., that stipulated a $2,000 monthly payment for management and strategic development services performed.  The contract will remain in effect until terminated by either party providing 30 days’ written notice.  Mr. Telesco, a member of the Company’s board of directors, is the President of Boxwood Associates, Inc. Mr. Telesco has advanced loans to the Company. See note 6.

On June 8, 2012, we renewed a consulting agreement with Monarch Communications, Inc. for services rendered as public relations firm and media relations consultants for the Company. The term of the agreement is for twelve months. As compensation for their services, Monarch will receive a fee of $7,000 per month, for the first six months, payable as $2,000 cash and $5,000 in shares of common stock. For the final six months of the agreement, Monarch will receive a fee of $7,000, payable as $3,000 in cash and $4,000 in shares of common stock.  Either party may terminate the agreement with 30 days’ notice. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities.  The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On September 27, 2012, the Company entered into a 72 month lease for its corporate offices and warehouse facility in Boynton Beach, Florida. The lease commences August 1, 2013 and requires an initial rent of $12,026 per month beginning in the second month for the first year, increasing in varying amounts to $13,941 per month in the sixth year. In addition, the Company is responsible for all operating expenses and utilities.

8. Subsequent Events

On October 9, 2012, the Company received a loan in the amount of $140,000 and on October 30, 2012 the Company received a loan in the amount of $200,000, from the Company’s Chairman and CEO, as an advance for working capital needs. These loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002. These advances do not have a specific due date but are to be paid based on management’s determination of the Company’s ability to pay and cash flow. The Company is using the proceeds for working capital.

On October 15, 2012 the Company issued to Monarch Communications, Inc. 26,667 shares of common stock valued at $0.15 per share as partial compensation per the agreement for consultant work.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Sales of the Company’s products, the puraDYN® bypass oil filtration system and replaceable filter elements depend principally upon end user demand for such products and acceptance of the Company’s products by OEMs. The oil filtration industry is competitive and, as is typically the case, the ultimate level of demand for the Company’s products is subject to the willingness of an established industry or major company to adopt a new technology.  Developing market acceptance for the Company’s existing and proposed products will require continued research and development, and laboratory and field testing for validity and performance credibility, as well as substantial marketing and sales efforts to inform customers of the benefits and cost advantages of its products, all of which require a significant amount of funds.  While customer and OEM feedback, as well as field performance have validated the value of the product, with limited resources, we have not had adequate funds available to undertake all of the necessary marketing efforts to achieve wide market acceptance.

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
•

Providing an operational maintenance solution to end users currently dealing with the existing federal environmental regulation and the pending new more stringent regulation slated for the near future.  These regulations mandating cleaner engine emissions for all on- and off-highway equipment calls for closer engine tolerance.  These new closer tolerances will require cleaner oil to maintain the engines performance.

•	Providing significant oil maintenance operational savings which will reduce engine life cycle costs
•	Providing overall engine efficiency and potential fuel efficiency due to a reduction of friction in the engine components from continuously clean lubricating oil.
•	Providing a proven technology to keep engine oil constantly clean thereby allowing the extension of engine oil drain and overhaul intervals to increase engine life.

We focus our sales strategy on end user fleet sales and distribution efforts as well as on the development of a nationwide distribution network that will not only sell but also install and support our product. We currently have active distributors in the U.S. and internationally. The number of distributors frequently change as we add new distributors as well as when OEMs come onboard with their distribution network.

We continue to focus our sales and marketing efforts to target industries open to innovative methods to reduce oil maintenance operating costs. These industries are searching for new and progressive ways, using bypass oil filtration, to extend optimum operating performance. This strategy includes focus on:

•	The expansion of existing strategic relationships we have with John Deere, Nabors International, Avis, and others;
•	Continued development of our distribution network with distributors who have an established customer base and will aggressively promote bypass oil filtration;
•	Continued development of relationships with targeted market industries and companies;
•	Creating customer ‘pull-through’, a sustained level of request for our product on the OEM level.

While our strategy is a long-term and ongoing commitment, we believe we have achieved a limited amount of product acceptance based on recent accomplishments:

•	The Company was named an authorized supplier of its Puradyn system for John Deere Construction and Forestry Division. The product was selected after over four years of evaluation and testing.
•	Increased sales and distribution activity in Europe, the Middle East, and South and Central America.

We believe that industry acceptance resulting in sales will continue to grow into the foreseeable future; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in actual revenues. The primary reason for this uncertainty is the dependency on our customer’s middle management at these companies to maintain an emphasis on the implementation of our systems. This requires manpower resources to keep our product on the priority investment plan of the customer. Our limited manpower and financial resources present a challenge for us to maintain the necessary contact to overcome our customer’s middle management’s lack of emphasis on implementing our systems.

The Company’s sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the end-user to test and evaluate the Puradyn system on selected equipment. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment applications downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long; however, the Company’s position as an authorized supplier to John Deere coupled with limited success in our target market may help in achieving high end user confidence levels to reduce evaluation times.

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

Our focus on specific industries several years earlier began to demonstrate a positive impact on sales through the first half of 2012, notwithstanding the general recessed economic environment.  Although sales in the current period have not reflected the same growth as earlier periods, we anticipate future positive impact from the efforts previously invested in these specific industries. Further, some of our existing customers have reduced their purchases as they have fulfilled their outfitting program of our units into their fleet. Moving forward, we anticipate receiving ongoing orders for replacement filter elements and additional orders for units from these customers as they bring new engines into their fleet to replace the units in the field and in the process install a new Puradyn system along with the new engine.

Optimizing our limited resources and obtaining sufficient capital is pivotal to accomplishing our goals. We will remain focused on working with OEMs, continue developing the independent distributors we have onboard, and maintain growth within the specific niche industries using our system. To accomplish these tasks, we may need to obtain capital funding and add appropriate sales development and marketing support to assure our distributors and customers are well-served. We anticipate the short term need for at least one more sales person plus one sales support person. Sales revenue from the OEM area can be rewarding in that it provides a steady flow of material requirements for our manufacturing facility. Additionally, OEM business allows us more stability in retaining trained manufacturing personnel, a stronger supply chain with steady production, economies of scale, and the ability to better utilize our overhead with higher average material turn rates.

We continue to address our liquidity and working capital issues as we continue to seek to raise additional capital from institutional and private investors and current stockholders. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the uncertainties facing the capital markets in the U.S. in general and our company in particular. We continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these cost reductions will have a positive impact on our results of operations during the balance of 2012 and beyond. We also review cost of material increases on an ongoing basis, exploring new sources and vendors to avoid or minimize product price increases wherever possible.  During the current period we experienced a significant increase in the price of cotton purchased, a major element in our filters. This impacted the cost of our product in the quarter ended September 30, 2012. We have since established a source at a much lower cost while still maintaining our high quality standards. Even though the cost of material is a major focal point of our purchasing department, establishing strong and loyal quality suppliers is also as important to us for our long term visibility.  We have begun a program to evaluate our suppliers’ performance in order to be sure we have a strong supply chain in place when needed.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations.  These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from a current stockholder and executive officer and director, have led our independent registered public accounting firm Liggett, Vogt & Webb, P.A., formerly known as Webb & Company P.A. to include a statement in its audit report relating to audited consolidated financial statements for the years ended December 31, 2011 and 2010 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  During 2012 we have been materially dependent on loans from our principal stockholder who is also an executive officer and director of our company.  We plan to seek to continue to provide for our capital requirements through the sale of equity securities, however, we have not sold any equity securities during 2012 and have no firm commitments from any third party to provide this financing. Accordingly, we cannot assure you we will be successful in raising working capital as needed.  We are also materially dependent upon loans from related parties to provide working capital. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, financing operations, warranty obligations and contingencies and litigation.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant or material changes to our critical accounting policies or estimates since we filed our Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 1 of our Notes to Condensed Consolidated Financial Statements under Item 1. “Financial Statements” and is appearing elsewhere in this report.

Results of Operations for the Three-months Ended September 30, 2012 Compared to the Three-months Ended September 30, 2011

The following table sets forth the amount of increase or decrease represented by certain items reflected in our condensed consolidated statements of operations in comparing the three-months ended September 30, 2012 to the three-months ended September 30, 2011:

	Three Months Ended September 30,
	2012	2011	Change
Net sales	$472,743	$554,960	(82,217)
Costs and expenses:
Cost of products sold	394,167	488,653	(94,486)
Salaries and wages	270,835	261,392	9,443
Selling and administrative	271,967	255,887	16,080
Loss on notes receivable	611,250	—	611,250
Total costs and expenses	1,548,219	$1,005,932	542,287

Other (expense) income:
Interest income	—	1	(1)
Interest expense	(45,234)	(46,113)	879
Total other expense	(45,234)	(46,112)	878
Net loss	$(1,120,710)	$(497,084)	(623,626)

Net Sales

Net sales decreased 15% in the three months ending September 30, 2012 compared to the three months ending September 30, 2011.  The decrease in sales was attributable to two existing customers who reduced their purchases compared to their purchases for the same time period last year. Additionally, net sales for the three months ending September 30, 2012 included $30,732 from the price increase effective September 15, 2011.

Sales to four customers accounted for 18%, 14%, 12% and 10% (for a total of 54%) of net sales for the three-months ended September 30, 2012. Sales to four customers accounted for 14%, 14%, 13% and 11% (for a total of 52%) of net sales for the three-months ended September 30, 2011.

We anticipate that sales in the fourth quarter of 2012 will be at the same or slightly higher level as third quarter sales, based on customer indications.

Cost of Products Sold

Gross profit, the amount of profit to the Company after cost of products sold is deducted from net sales, as a percentage of net sales, increased from 11.9% in the three months ending September 30, 2011 to 16.6% in the three months ending September 30, 2012.  The decrease in cost of goods sold, which generates a higher gross profit, is primarily attributable to savings in materials, freight and reduced overhead applied. Materials, overhead applied and freight costs for the three months ending September 30, 2012 decreased 32% compared to the three months ending September 30, 2011while net sales decrease 15.9% for those comparative periods. We attribute the decrease in comparative cost of sales to the product mix sold in those comparable periods. We sold 34% more filters than units in the three months ending September 30, 2012 compared to the same period in 2011. The filters have a higher gross margin that units. We anticipate higher gross profits in the fourth quarter resulting from improved sourcing of cotton and higher filter sales.

Salaries and Wages

Salaries and wages increased 3.6% for the three months ending September 30, 2012 compared to the three months ending September 30, 2011.  This variance resulted from an increase in accrued vacation not taken by employees during the three months ending September 30, 2012 compared to the three months ending September 30, 2011.

Salaries and wages, as a percentage of net sales, were 57.3% for the three months ending September 30, 2012 and 47.1% for the three months ending September 30, 2011. The increase in salaries and wages as a percentage of net sales was due primarily to the decrease in net sales for the three months ending September 30, 2012 compared to the same period in 2011.

Management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses

Selling and administrative expenses increased by 6.3% for the three months ended September 30, 2012 from the comparable period in 2011. The increased expenses primarily resulted from higher employee costs from earned but not taken vacation accrual and travel/marketing expense. These increased costs were primarily offset by lower patent, engineering and professional expenses. The lower patent expenses resulted from the capitalization of costs incurred on patent applications.

The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Three Months Ended September 30,
	2012	2011	Change
Employee Benefits	$59,832	$57,064	$2,768
Travel & Marketing	53,225	41,845	11,380
Depreciation & Amortization	8,385	9,441	(1,056)
Engineering	9,413	—	9,413
Professional Fees	76,316	65,534	10,782
Investor Relations	1,326	322	1,004
Occupancy Expense	28,695	28,651	44
Patent Expense	19,582	27,740	(8,158)
Stock Compensation	1,455	1,535	(80)
Bad Debts	(1,999)	(16)	(1,983)
Other Expenses	15,737	23,771	(8,034)

Total	$271,967	$255,887	$16,080

Travel and marketing expense increased 27% as a result of expanded marketing efforts and trade shows in the third quarter of 2012 that were not an expense in the same period in 2011. Additionally, our public and media relations firm fees contributed to the increase in the three months ended September 30, 2012 compared to 2011.

Engineering expenses for the three months ended September 30, 2012 increased as a result of expenses for testing work performed by an outside lab incurred in connection with the development of improvements to the current filter products. Engineering expenses for the three months ended September 30, 2011 were entirely offset by the standard engineering fee assessed in the production of units, which equaled the costs of engineering incurred during that period.

Professional fees increased during the three months ended September 30, 2012 compared to 2011 primarily due to legal expenses that were incurred in connection with our lawsuit against a former officer of the company, as more fully explained in Part II, Item 1, Legal Proceedings appearing later in this report.

Patent expense for the three months ended September 30, 2012 was 29% lower than the three months ended September 30, 2011, as we had submitted several patent applications and incurred licensing fees in 2011 that were not incurred in 2012. We capitalize costs related to filing and pursuing patent applications upon the granting of the patent. The capitalized costs are amortized on a straight line basis over the life of the patent, which is usually twenty years.

We anticipate expenses for the remainder of 2012 should be similar to those incurred in the three months ending September 30, 2012.

Loss on Settlement of Notes Receivable from Former Officer

In 2009 we filed a civil lawsuit against Mr. Richard C. Ford, the Company’s former Chief Executive Officer, for non-payment of three promissory notes totaling $756,250. On August 22, 2012 we reached a settlement with Mr. Ford in this civil suit.  Under the terms of the settlement, Mr. Ford agreed to transfer to us a total of 875,000 shares of our common stock, with 6,000 shares due within one week of the execution of a settlement agreement, 133,000 shares by December 31, 2012 and the balance at the rate of 184,000 shares per quarter beginning on March 1, 2013. In the event Mr. Ford should default in these arrangements, he is obligated to pay $145,000 less any monies or shares previously tendered. Mr. Ford has delivered the initial 6,000 shares due under the settlement and these shares have been cancelled. The Company has recognized a bad debt loss in the amount of $611,250, representing the balance due on the promissory notes reduced by the estimated value of the shares received and the shares to be received under the settlement.

Interest Expense

Interest expense remained relatively constant for the three months ending September 30, 2012 compared to the three months ending September 30, 2011. Although borrowings increased in the three months ended September 30, 2012 compared to the same period in 2011, we have received a lower rate of interest on the entire loan and that has resulted in overall lower interest expense.

Results of Operations for the Nine-months Ended September 30, 2012 Compared to the Nine-months Ended September 30, 2011

The following table sets forth the amount of increase or decrease represented by certain items reflected in the condensed consolidated statements of operations in comparing the nine-months ended September 30, 2012 to the nine-months ended September 30, 2011:

	Nine Months Ended September 30,
	2012	2011	Change
Net sales	$2,028,344	$1,937,775	$90,569
Costs and expenses:
Cost of products sold	1,480,913	1,474,971	5,942
Salaries and wages	822,114	804,184	17,930
Selling and administrative	758,995	805,010	(46,015)
Loss on notes receivable	611,250	—	611,250
Total costs and expenses	3,673,272	3,084,165	589,107
Other (expense) income:
Realized Gain on Foreign Currency Translation Adjustment	146,255	—	146,255
Interest income	—	2	(2)
Interest expense	(127,136)	(128,662)	1,526
Total other (expense) income	19,119	(128,660)	147,779
Net loss	$(1,625,809)	$(1,275,050)	$350,759

Net Sales

Net sales increased 4.7% in the nine months ending September 30, 2012 compared to the nine months ending September 30, 2011.  $131,904 of net sales are derived from the price increase effective September 15, 2011, indicating that the increase in sales for the nine months ending September 30, 2012 compared to the same period in 2011 resulted entirely from the price increase. Net sales decreased 2.1% for the nine months ending September 30, 2012 compared to the same period in 2011 after taking the price increase into effect.

Sales to four customers individually accounted for 15, 13%, 12% and 10% (for a total of 50%) for the nine months ending September 30, 2012. Sales to four customers individually accounted for 17%, 14%, 11% and 10% (for a total of 52%) for the nine months ending September 30, 2011.

Cost of Products Sold

Gross profit, as a percentage of sales, increased from 23.9% in the nine months ending September 30, 2011 to 27% in the nine months ending September 30, 2012. The higher gross profit percentage results from the price increase effective September 15, 2011,  reduced manufacturing wages as a result of scaling back production activities and higher overhead allocations in the prior year. The reduced costs were offset by higher scrap and rework costs incurred during the beginning of the current year.

Salaries and Wages

Salaries and wages increased 2.2% for the nine months ending September 30, 2012 compared to the nine months ending September 30, 2011.  This increase was primarily due to accrued vacation not taken by employees. Salaries and wages, as a percentage of sales, were 40.5% for the nine months ending September 30, 2012 and 41.5% for the nine months ending September 30, 2011. Management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses

Selling and administrative expenses decreased 5.7% for the nine months ending September 30, 2012 compared to the nine months ending September 30, 2011. The following table represents the major components of Selling and Administrative expenses for the nine months ended September 30, 2012 and 2011 and the change of those components over their respective periods:

	Nine Months Ended September 30,
	2012	2011	Change
Employee Benefits	$192,158	$177,667	$14,491
Travel & Marketing	143,144	118,351	24,793
Depreciation & Amortization	26,806	27,806	(1,000)
Engineering	8,206	3,211	4,995
Professional Fees	182,893	180,127	2,766
Investor Relations	2,844	18,335	(15,491)
Occupancy Expense	83,750	82,452	1,298
Patent Expense	62,535	138,244	(75,709)
Stock Compensation	4,319	4,820	(501)
Bad Debts	(1,103)	148	(1,251)
Other Expenses	53,443	53,849	(406)

Total	$758,995	$805,010	$(46,015)

Increased medical insurance premiums and stock option costs contributed to the increase in employee benefits for the nine months ending September 30, 2012 compared to the nine months ending September 30, 2011.

Travel & Marketing increased 20.9% for the nine months ending September 30, 2012 compared to the nine months ending September 30, 2011. This increase resulted from the engagement of Monarch Communications effective May, 2011, to assist us in the marketing and communication of our products and our public relation needs and sponsoring a booth at a target industry trade show.

Engineering expenses increased as a result of independent lab test services engaged by the Company and the renewal of engineering software licensing that was not renewed in the prior year.

Our investor relations expense decreased as a result of the cancellation of our contract with Emerging Markets. We anticipate that our expenses for investor relations will remain at or below 2011 levels for the remainder of the current year.

Patent expense for the nine months ending September 30, 2012 compared to the nine months ending September 30, 2011 was substantially lower as we had several new patent applications and submission of certain existing patents for international recognition in 2011 but not in 2012. We anticipate that these costs will remain at 2012 levels for the balance of the year. As previously stated, we capitalize costs related to filing and pursuing patent applications upon the granting of the patent. The capitalized costs are amortized on a straight line basis over the life of the patent, which is usually twenty years.

In May 2011 we entered into an agreement with Monarch Communications, Inc., to pay a portion of our public relations firm fees in stock. This agreement was renewed in June 2012. This amount has been reported as a marketing expense. Amounts reported as stock compensation for 2012 represent the value of options issued to Directors pursuant to our 2000 Non-Employee Directors Stock Option Plan. We do not anticipate issuing stock for services other than for those marketing services and Director compensation through the end of the current year.

Loss on Settlement of Notes Receivable from Former Officer

In 2009 we filed a civil lawsuit against Mr. Richard C. Ford, the Company’s former Chief Executive Officer, for non-payment of three promissory notes totaling $756,250. On August 22, 2012 we reached a settlement with Mr. Ford in this civil suit.  Under the terms of the settlement, Mr. Ford agreed to transfer to us a total of 875,000 shares of our common stock, with 6,000 shares due within one week of the execution of a settlement agreement, 133,000 shares by December 31, 2012 and the balance at the rate of 184,000 shares per quarter beginning on March 1, 2013. In the event Mr. Ford should default in these arrangements, he is obligated to pay $145,000 less any monies or shares previously tendered. Mr. Ford has delivered the initial 6,000 shares due under the settlement and these shares have been cancelled. The Company has recognized a bad debt loss in the amount of $611,250, representing the balance due on the promissory notes reduced by the estimated value of the shares received and the shares to be received under the settlement.

Interest Expense

Interest expense remained relatively constant for the period ending September 30, 2012 as compared to the period ending September 30, 2011 and was incurred primarily on the outstanding balance of the notes payable to an executive officer, director and stockholder. The Company pays interest monthly on the notes payable at the prime rate less one-half percent, which was a weighted average of 2.03% as of September 30, 2012 as opposed to 2.57% as of September 30, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its obligations. As of September 30, 2012, the Company had cash and cash equivalents of $91,151, as compared to $51,152 at December 31, 2011. At September 30, 2012, we had a working capital deficit of $690,444 and our current ratio (current assets to current liabilities) was 0.63 to 1.  At December 31, 2011 we had a working capital deficit of $636,722 and our current ratio was 0.63 to 1.  The increase in our working capital deficit is primarily attributable to the decrease in accounts receivable and an increase in accrued liabilities.

We have incurred net losses each year since inception and at September 30, 2012 we had an accumulated deficit of $55,352,062.  Our net sales are not sufficient to fund our operating expenses.  Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations.  During 2011, we raised a total of $100,000 in capital from an institutional investor and current stockholder. Other than $4,808 received from the exercise of warrants, we did not raise any capital during the nine months ending September 30, 2012.  During the nine months ending September 30, 2012, we borrowed an additional $795,000 from our principal stockholder, who is also an executive officer and director of our company. At September 30, 2012, we owe this executive officer and director of our company $8,224,017. Interest expense from debt owed to stockholders, executive officer and directors was $122,438 for the nine months ending September 30, 2012. Subsequent to September 30, 2012, we borrowed an additional $340,000 from our principal stockholder, who is also an executive officer and director of our company.  We are using these funds for general working capital.

We do not currently have any commitments for capital expenditures.  Our current cash position is insufficient to cover our current operating needs for the next twelve months and we do not have any external sources of working capital. . We remain materially dependent upon loans to us from our principal stockholder who is also an executive officer and director of the Company.  While we anticipate cash flows from 2012 sales activity, our revenues declined significantly in the third quarter of 2012 from the second quarter of 2012 and additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. While we are actively seeking additional equity investments, we have no firm commitments from any third parties and there are no assurances we will be successful in attracting additional capital.  In addition, as set forth above, at September 30, 2012 we owed our principal stockholder who is also an executive officer and director a total of $8.23 million which is due on December 31, 2013 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances the note holder will extend the due date, or that he will continue to advance funds to us to meeting our capital needs.

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

Operating activities

For the nine-month period ended September 30, 2012 net cash used in operating activities was $723,956, which primarily resulted from the net loss of $1,625,809, reduced by loss on notes receivable, a decrease in accounts receivable and an increase in accrued liabilities and deferred compensation.

Investing activities

For the nine months ending September 30, 2012, $79,888 cash was used in investing activities for the purchase of computer equipment.

Financing activities

Net cash provided by financing activities was $843,843, made up of other components, in addition to the items below, for the nine months ending September 30, 2012, composed of borrowings on capital leases, proceeds from a stockholder note receivable related to warrants exercised, proceeds from the exercise of warrants and $795,000 of advances under the line of credit from our stockholder as described above less $4,748 in payment of capital lease obligations.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO and our Vice President who serves as our principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a) -15  promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II.   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

In July 2009 Puradyn Filter Technologies Incorporated filed a lawsuit in the Circuit Court in 15th Judicial District in and for Palm Beach County, Florida, styled Puradyn Filter Technologies, Inc. versus Richard C. Ford case number 502009CA023128XXXXMB. In this action against Mr. Ford, our former Chief Executive Officer, we alleged non-payment of three promissory notes totaling $756,250 with interest at a rate of 5.63% per annum since July 25, 2001 and we sought payment of the promissory notes and accrued interest which totaled $1,110,046 in the aggregate.

On August 22, 2012 we reached a settlement with the plaintiff in this civil suit.  Under the terms of the settlement, Mr. Ford agreed to transfer to us a total of 875,000 shares of our common stock, with 6,000 shares due within one week of the execution of a settlement agreement, 133,000 shares by December 31, 2012 and the balance at the rate of 184,000 shares per quarter beginning on March 1, 2013.

In the event Mr. Ford should default in these arrangements, he is obligated to pay us $145,000 less any monies or shares previously tendered to us, we are entitled to obtain a judgment in such amount and he will waive any rights he may have to discharge such judgment through bankruptcy.

On September 11, 2012, a definitive settlement agreement was executed containing these and other customary terms.

ITEM 1A.

RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 30, 2012, the Company issued 45,455 shares of its common stock valued at $0.11 per share to Monarch Communications, Inc. as partial compensation per an agreement dated June 8, 2012 for consultant work.

On September 6, 2012, the Company issued 34,483 shares of its common stock valued at $0.145 per share to Monarch Communications, Inc. as partial compensation per the agreement for consultant work.

On October 8, 2012 the Company issued to Monarch Communications, Inc. 10,571 shares of common stock valued at $0.14 per share as partial compensation per the agreement for consultant work.

On October 15, 2012 the Company issued to Monarch Communications, Inc. 26,667 shares of common stock valued at $0.15 per share as partial compensation per the agreement for consultant work.

In each of the foregoing instances, the recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities.  The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable to our Company.

ITEM 5.

OTHER INFORMATION.

On September 27, 2012, we signed a lease for our office and warehouse facility in Boynton Beach with Duke PGC At Quantum I-9. The lease commences August 1, 2013 and is for a term of six years. The facility is 25,541 square feet and we are responsible for all operating expenses and utilities. The minimum annual rent is as follows:

Year 1

$120,255

Year 2

$148,636

Year 3

$153,095

Year 4

$157,688

Year 5

$162,418

Year 6

$167,291

ITEM 6.

EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated December 30, 1996 (2)
3.2	Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (3)
3.3	Bylaws (1)
3.4	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011 (14)
4.1	Form of common stock certificate (8)
4.2	Form of Class A Warrant issued to Mr. Vittoria (9)
4.3	Form of $1.25 common stock purchase warrant (7)
4.4	Form of Warrant Amendment (15)
10.1	Agreement dated June 8, 2012 by and between Puradyn Filter Technologies Incorporated and Monarch Communications, Inc. (17)
10.2	1999 Stock Option Plan (4)
10.3	2000 Non-Employee Directors’ Plan (5)
10.4	2002 Audit Committee Charter (6)
10.5	Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (1)
10.6	Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995 (1)
10.7	Lease Amendment #2 between Puradyn Filter Technologies, Inc. and Premier Gateway Center at Quantum LLP (10)
10.8	Master Distributor Agreement dated February 18, 2008 by and between Puradyn Filter Technologies Incorporated and Filter Solutions Ltd. (11)
10.9	Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger, as amended (11)
10.10	Extension of Note from Mr. Vittoria (16)
10.11	Consulting Agreement dated October 20, 2009 between Puradyn Filter Technologies Incorporated and Boxwood Associates, Inc.(16)
10.12	2010 Stock Option Plan (13)
10.13	Lease between Puradyn Filter Technologies, Inc. and Duke PBC At Quantum I-9, LLC*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial officer*
32.1	Section 1350 certification of Chief Executive Officer*
32.2	Section 1350 certification of principal financial officer*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(15)

Incorporated by reference to the Current Report on Form 8-K as filed on November 28, 2012.

(16)

Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(17)

Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: November 19, 2012	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: November 19, 2012	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer