Form 10-K
period 2012-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2013-04-01
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

 Commission File Number 001-11991

PURADYN FILTER TECHNOLOGIES INCORPORATED

(Name of registrant as specified in its charter)

———————

Delaware	14-1708544
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2017 HIGH RIDGE ROAD, BOYNTON BEACH, FLORIDA 33426

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code 561-547-9499

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $3,480,889 on June 30, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  48,357,877 shares of common stock are outstanding as of April 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

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

18

Item 8.

Financial Statements and Supplementary Data

18

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

18

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

Item 15.

Exhibits, Financial Statement Schedules

33

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of approximately $8.7 million at December 31, 2012 due our Chairman/CEO and a member of our board,

•

our reliance on sales to a limited number of customers,

•

our ability to protect our intellectual property, and

•

the application of penny stock rules to the trading in our stock.

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

•

An Extreme Duty (XD) Element, specifically formulated to meet the needs of diesel engine lubricating oils operating in harsh environments, including relatively high levels of sulfur content in fuel, addresses the levels of emissions reduction that began in 2010.

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

The Company’s products are marketed to numerous industries including but not limited to, oil and gas services,  agricultural, bus, generator, construction, mining, industrial, a multitude of hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Currently, the Company's primary focus is on those markets and OEM segments that would most utilize larger sump-capacity engines.

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

•

A major transmission OEM

•

An international power generation company

We have a five-year contract on the Vehicular Multiple Award Schedule, New Technologies through the General Services Administration (GSA).  This enables us to offer our Puradyn system to all federal, state and local government agencies. The GSA schedule allows easy access to our products without the usual lengthy bid process to all federal agencies that purchase vehicles, including construction equipment, medium and heavy trucks, waste disposal vehicles, aerial lift vehicles and fire trucks. The contract period is for five years from December 2009, the date of the award.

We are dependent upon sales to a limited number of customers. During 2012 four customers together accounted for 49% of the Company’s net sales and during 2011 three customers together accounted for 43% of the Company’s net sales. There were four customers at December 31, 2012, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 33.9%, 17.2%, 16.9%, and 16.9%  respectively of total receivables. There were five customers at December 31, 2011, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 79.6% of total receivables. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

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

International Sales

The Company, directly and/or with the assistance of commission-based manufacturer's representatives, has established primarily non-exclusive distributors and sales representation in various countries, including Denmark, Germany, South Africa, Turkey, United Kingdom, Thailand, Colombia, and others. The ultimate success of these and other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. Unlike domestic sales, the Company has a policy on international sales for them to be paid in advance before shipping or secured by a letter of credit. The Company’s credit risk is minimal with international sales as a result of this policy. Total international sales amounted to approximately 16.7% and 23.8% of consolidated net sales in 2012 and 2011, respectively.

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

Engineering and development costs are expensed as incurred. During the years ended December 31, 2012 and 2011, we incurred engineering and development costs in the amount of $21,238 and $14,840, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Competition

There are a number of companies which sell bypass oil filtration systems. Our primary competitors are Filter Kleen, OilGuard, Amsoil Inc., and Oil Purification Systems, Inc.  Competitive bypass oil filters produced by other companies in varying degrees address the issues of solid or liquid contaminant filtration through centrifugal design, media filtration or evaporation. However, Puradyn believes that it designs and manufactures the only bypass oil filtration system that incorporates all of the following features which we believe provides us with a competitive advantage:

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

Patent No.	Description	Date Issued
5,630,912	oil reclamation device with evaporator base and head mounted filter	May 20, 1997
5,591,330	oil filter containing a soluble thermoplastic additive material therein	July 7, 1997
5,639,965	oil reclamation system flow meter	July 17, 1997
5,718,258	releasing additives into engine oil	February 17, 1998
6,139,725	oil reclamation device with vaporization chamber	October 31, 2000
8,002,973	lubricant purification system	August 23,2011
8,298,419	multi-filter lubricant purification system	October 31, 2012
8,308,941	oil soluble additive injection apparatus	November 16, 2012

We believe our patented technology is especially important on engines built since the enactment of the Clean Air Act of 1992, which requires tighter specifications for diesel engines. We have also applied for and received patents on these technologies in a number of foreign counties.

During 2008-2012, we applied for the following patents:

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

Employees

At March 29, 2013, the Company had 21 full-time employees, including our executive officers.

None of the employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

History of our Company

The patents issued on the oil filtration system that, after further development, has evolved into the current Puradyn bypass oil filtration system, were issued in the early 1980’s. The owners of these patents attempted to market and sell the original system under various other trade names, but were not successful. In 1987, T/F Systems, Inc., a Delaware corporation, of which Messrs. Richard C. Ford and Willard H. Taylor (deceased) were equal stockholders, obtained certain limited distribution rights to the Puradyn bypass oil filtration system, previously known as the “Purifiner” in several states from Refineco Manufacturing Company, Inc. Mr. Ford served as an executive officer and director of our company from inception to October 2006. In 1988, T/F Systems, Inc. obtained an option to acquire the exclusive manufacturing and marketing rights to the Purifiner in the event Refineco Manufacturing Company, Inc., and subsequently, Purifiner Distribution Corporation of Chicago, Illinois, was unable to meet its commitments to supply Purifiners to T/F Systems, Inc. As a result of a default, and a failure of the manufacturer to meet this supply commitment, T/F Systems, Inc. obtained the worldwide manufacturing and marketing rights to the Purifiner in 1990.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2012. For the years ended December 31, 2012 and 2011, we reported net losses of $2,227,473 and $1,611,842, respectively. Our revenues declined 4% for 2012 from 2011. At December 31, 2012, we had an accumulated deficit of approximately $55.9 million. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder who is also an executive officer and director of our company have led our independent registered public accounting firm to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2012 and 2011 expressing substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

OUR NET SALES ARE NOT SUFFICIENT TO FUND OUR OPERATING EXPENSES. THERE ARE NO ASSURANCES WE WILL BE ABLE TO INCREASE OUR SALES, IN THE NEAR FUTURE, TO A LEVEL WHICH WILL FUND OUR OPERATING EXPENSES.

We used cash in operations of approximately $1.1 million and approximately $1.3 million in 2012 and 2011, respectively. Our net sales have never been sufficient to fund our operating expenses. We continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these cost reductions will continue to benefit us in future periods. However, as long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources which are extremely limited. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company.

WE NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through a credit line from one of our principal stockholders, as well as the issuance of equity and short-term loans, primarily from affiliates. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. At December 31, 2012, we had a working capital deficit of $821,615 as compared to a working capital deficit of $636,722 at December 31, 2011. We need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. We do not have any commitments for additional capital and we cannot assure you that any additional capital will be available to us in the future upon terms acceptable to us. Given our history of losses, debt levels and general uncertainties of the capital markets, we face a number of challenges in our ability to raise capital. If we do not raise funds as needed, our ability to provide for current working capital needs, pay our obligations as they become due, grow our company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our company.

WE OWE APPROXIMATELY $8.7 MILLION WHICH IS DUE BY DECEMBER 31, 2014.

Since March 2002, as set forth above, our principal stockholder, has been providing funding to us for working capital on an unsecured basis. At December 31, 2012, we owed him approximately $8.7 million. As extended, this loan is due on December 31, 2014 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances that the due date will be extended. While the loan is unsecured, this obligation makes it more difficult for us to secure the additional financing we need to fund our operations.

WE RELY ON SALES TO A LIMITED NUMBER OF CUSTOMERS AND THERE ARE NO ASSURANCES THAT THESE CUSTOMERS WILL CONTINUE TO PURCHASE PRODUCTS FROM US.

We are dependent upon sales to a limited number of customers. During 2012 four customers individually accounted for approximately 15%, 13%, 11% and 11% respectively (for a total of 49%) of our net sales. During 2011 three customers individually accounted for approximately 16%, 15% and 12% respectively (for a total of 43%) of our net sales. We do not have contracts with our customers and the loss of sales from one or more of these customers could materially impact our results of operations in future periods.

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

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At December 31, 2012, we had 47,399,233 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, were outstanding:

•

3,899,758 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.167 to $1.25 per share; and

•

3,863,972 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $0.11 per share to $2.60 per share.

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

ITEM 2.

PROPERTIES.

We lease approximately 25,500 square feet of office and warehouse space in Boynton Beach, Florida which serves as our principal executive offices, from an unrelated third party. Under the terms of the prior lease, which will expire on July 31, 2013, we pay an average rent of approximately $188,000 per year   On September 27, 2012 we entered into a new lease for the same facility. Effective August 1, 2013, our average annual rent will be approximately $151,564, for the six year term of the lease which expires on July 31, 2019.  In addition, we are responsible for all operating expenses and utilities.

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

On December 31, 2012, Mr. Ford defaulted on the terms of the settlement agreement.  The Company has obtained a default final judgment in the amount of $144,160 plus interest and legal fees on February 26, 2013. The Company is pursuing collection of this judgment.

ITEM 4.

Mine Safety Disclosures.

Not applicable to our company.

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

	High	Low
Fiscal 2011
First quarter ended March 31, 2011	$0.44	$0.24
Second quarter ended June 30, 2011	$0.32	$0.25
Third quarter ended September 30, 2011	$0.35	$0.18
Fourth quarter ended December 31, 2011	$0.20	$0.11
Fiscal 2012
First quarter ended March 31, 2012	$0.18	$0.06
Second quarter ended June 30, 2012	$0.20	$0.10
Third quarter ended September 30, 2012	$0.17	$0.10
Fourth quarter ended December 31, 2012	$0.28	$0.10

On March 28, 2013, the last sale price of our common stock as reported on the OTC Bulletin Board was $0.17. As of March 28, 2013, there were 306 record owners of our common stock. The transfer agent for the Company’s common stock is ClearTrust LLC, 16540 Pointe Village Drive, Suite 201, Lutz, Florida 33558.

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

Recent Sales of Unregistered Securities

On June 8, 2012, we renewed a consulting agreement with Monarch Communications, Inc. for services rendered as public relations firm and media relations consultants for the Company. The term of the agreement is for twelve months. As compensation for their services, Monarch will receive a fee of $7,000 per month, for the first six months, payable as $2,000 cash and $5,000 in shares of common stock. For the final six months of the agreement, Monarch will receive a fee of $7,000, payable as $3,000 in cash and $4,000 in shares of common stock.  Either party may terminate the agreement with 30 days’ notice. As partial compensation per the agreement for consultant work, the Company issued to Monarch Communications, Inc. the following shares during the fourth quarter of 2012 and subsequent to December 31, 2012:

•

On October 8, 2012, 10,571 shares of common stock valued at $0.14 per share.

•

On October 15, 2012, 26,667 shares of common stock valued at $0.154 per share.

•

On November 26, 2012, 14,286 shares of common stock valued at $0.28 per share.

•

On December 14, 2012, 30,769 shares of common stock valued at $0.13 per share.

•

On January 8, 2013, 28,571 shares of common stock valued at $0.14 per share.

•

On February 8, 2013, 26,667 shares of common stock valued at $0.15 per share.

•

On March 11, 2013, 21,053 shares of common stock valued at $0.19 per share.

The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On February 13, 2013, the Company issued 882,353 shares of its common stock valued at $0.17 per share as payment for the note payable in the amount of $150,000 from a stockholder who is also a director. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion together with our audited consolidated financial statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under “Cautionary Statement Regarding Forward-Looking Information” and Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

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

•

Providing significant operational savings which will reduce engine life cycle costs.

•

Providing potential fuel efficiency due to a reduction of friction in the engine components from continuously clean lubricating oil.

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a nationwide distribution network that will not only sell but also install and support our product. We currently have approximately 100 active distributors in the U.S. and internationally. The number of distributors will frequently change as we add new distributors as well as when OEMs come onboard with their distribution network.

We continue to focus our sales and marketing efforts to target industries open to innovative methods to reduce oil maintenance operating costs. These industries are searching for new and progressive ways to maintain their equipment, including bypass oil filtration. This strategy includes focus on:

•

The expansion of existing strategic relationships we have with Nabors, John Deere, Avis, and others;

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

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of product acceptance based on recent accomplishments:

•

The Company was named and authorized supplier of its Puradyn system for John Deere construction and Forestry division.  The product was selected after over four years of evaluation and testing.

•

Increased sales and distribution activity in Europe, the Middle East, and South and Central America.

We believe that the renewed interest shown in our bypass oil filtration technology as an economic alternative to combat significantly rising oil prices and dependence upon foreign oil, coupled with the added benefits of being environmentally beneficial as a means to conserve oil, has timely and favorably positioned the Company as a manufacturer of a cost efficient “green” product.

Our customers have found that bypass oil filtration technology affords the same benefits of the claims made by alternative energy source providers – reduce significant oil consumption and minimize a company’s carbon footprint. We believe that the advantages our Company offers versus alternative energy source providers to existing and potential customers include not having to invest in new equipment; continued use of existing fleet equipment; and offering a relatively low-cost aftermarket product, installation, training, and support.

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

We believe that industry acceptance will continue to grow in 2013; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in an increase in our revenues.

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

We believe international sales are especially well suited to our product for a number of reasons, including the fact that lubricating oil products in foreign countries are usually more expensive than in the United States. In 2012, international sales were 16.7% of the Company’s consolidated net sales. For 2011, international sales were 23.8% of the Company’s consolidated net sales. International sales declined in 2012 compared to 2011 due to one major customer’s reduction in filter purchases by 83%.

Our focus on specific industries several years earlier began to demonstrate a positive impact on sales through the first half of 2012,   notwithstanding the general recessed economic environment.  Although sales in the second half of 2012 did not reflect the same growth as earlier periods, we anticipate future positive impact from the efforts previously invested in these specific industries.  These industries demonstrated early signs of recovery from the economy’s current situation, and we are beginning to benefit from their recovery. We also saw signs from our international business of increasing activity and orders throughout 2013, based on new distributors opened in 2012 and existing customers’ planned purchases. Optimizing our limited resources and obtaining sufficient capital is pivotal to accomplishing our goals. We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the specific niche industries using our system. To accomplish these tasks, we need to obtain adequate capital funding and add appropriate sales and marketing support to be sure our distributors and customers are well-served. We anticipate the short-term need for at least one more sales person plus one sales support person. The expansion into the OEM area is rewarding in that it provides a steady flow of material requirements for our manufacturing facility. Additionally, OEM business allows us more stability in retaining trained manufacturing personnel, a stronger supply chain with steady production, economies of scale, and the ability to better utilize our overhead with higher average material turn rates.

We continue to address our liquidity and working capital issues as we seek to raise additional capital. During 2012, we did not raise any capital and during 2011 we raised a total of $100,000 in capital from current stockholders. During 2012 we borrowed $25,000 from a stockholder and member of the Board of Directors and an additional $1,285,020 from our principal stockholder, who is also an executive officer and director of our company. Historically, we have faced difficulties in raising adequate capital and we anticipate that those efforts will continue given the uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these cost reductions will impact our results of operations during the balance of 2013 and beyond. We also continue to review cost of material increases, some of which were passed through to our customers as product price increases in the past few years.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder, as set forth above, have led our independent registered public accounting firm Liggett, Vogt & Webb, P.A. to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2012 and 2011 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities, borrowing from our principal stockholder as previously described, however, we have no firm commitments from any third party or our principal stockholder to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Impact of inflation and foreign currency translation gains and losses

Inflation has not had a significant impact on our operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the end users cost/benefit analysis as to the use of our products. Effective January, 2012, we no longer have operations in any foreign country and are therefore not impacted by foreign currency translations.

Results of Operations

Year Ended December 31, 2012 (2012) as Compared to Year Ended December 31, 2011 (2011)

The following table sets forth (amounts in thousands) the Company’s operating information for 2012 and 2011:

	In thousands
	2012	2011	Increase or (Decrease)
Net sales	$2,569	$2,679	$(110)
Operating costs and expenses:
Cost of products sold	1,947	2,073	(126)
Salaries and wages	1,097	1,071	26
Selling and administrative	967	975	(8)
	4,011	4,119	(108)

Loss from operations	(1,442)	(1,440)	(2)

Other income (expense):
Realized gain on foreign currency translation adjustment	146	—	146
Loss on note receivable	(755)	—	(755)
Interest expense	(176)	(172)	(4)
Total other expense	(785)	(172)	(613)

Net loss	$(2,227)	$(1,612)	$(615)

	In thousands
	2012	2011	Change
Gross sales	$2,576	$2,652	$(76)
Sales returns and allowances	(7)	27	(20)
Net Sales	2,569	2,679	(110)

US domestic sales	2,140	2,042	98
US international sales	429	637	(208)

Net Sales	$2,569	$2,679	$(110)

Net Sales. Net sales decreased 4.1% in 2012 compared to 2011. We expect sales to remain constant in 2013. Effective January 1, 2013 we increased prices approximately 3%.

International sales decreased approximately 32.7% in 2012 compared to 2011. As a percentage of sales, international sales represented 16.7% of net sales in 2012 compared to 23.8% in 2011. Domestic sales increased approximately 4.8% in 2012 compared to 2011. We anticipate that international sales will increase in 2013, based upon customer feedback and current installations of trial systems.

Cost of Sales. Cost of products sold, as a percentage of sales, decreased slightly at approximately 76% for 2012 and approximately 77% for 2011. The following table sets forth the components of cost of sales:

	2012	2011	Change
Materials & Overhead	$1,091,868	$1,155,638	$(63,770)
Freight Out & Fees	90,348	97,557	(7,209)
Scrap, Rework and Warranty adjustment	41,695	9,152	32,543
Adjustment to Inventory Reserves	50,302	107,035	(56,733)
Manufacturing Wages & Benefits	332,985	373,158	(40,173)
Occupancy Expense	299,190	298,274	916
Depreciation and Amortization	9,933	10,720	(787)
Other Expenses	31,163	21,389	9,775

	$1,947,484	$2,072,923	$(125,438)

Materials and Overhead applied along with Freight Out & Fees decreased in 2012 as compared to 2011 as a result of lower sales and lower overhead costs. The increase in scrap, rework and warranty adjustment expense category was primarily a result of rework expenses incurred in connection with a change in suppliers. During 2011 the warranty reserve was substantially reduced which gave rise to a negative amount in the expense line item in the amount of $(19,169).

Manufacturing wages and benefits decreased 10.7% primarily due to an allocation of costs. During 2012 the cost of an employee who provided administrative support in addition to manufacturing support was allocated to the cost centers as appropriate.

Salaries and Wages Salaries and wages increased approximately 2.4% in 2012 as compared to 2011. This increase resulted from vested benefit accruals. Salaries and wages, as a percentage of sales, were 43% for 2012 and 40% for 2011. The increase in salaries and wages as a percentage of sales was primarily due to a decrease in sales revenues. Management anticipates minimal hiring if the OEM and niche industry targets increase sales. Otherwise, management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses Selling and administrative expenses decreased by approximately 1% in 2012 from 2011. The following table sets forth the components of selling and administrative expenses:

	2012	2011	Change
Employee Benefits	$249,358	$241,363	$7,995
Travel & Marketing	197,940	165,012	32,928
Depreciation/Amortization	34,390	37,115	(2,725)
Engineering	8,874	4,069	4,805
Professional Fees	229,836	237,001	(7,165)
Investor Relations	4,280	19,646	(15,366)
Occupancy Expense	112,331	110,649	1,682
Patent Expense	80,655	81,737	(1,082)
Stock Compensation	4,686	6,521	(1,835)
Bad Debts	(1,025)	934	(1,959)
Other Expenses	46,335	71,196	(24,861)

Total	$967,660	$975,243	$(7,583)

The increase in employee benefits resulted from the impact of the accrual of vested employee stock option expenses. Travel and marketing expenses increased due to the increase in trade show participation. Engineering expense increased in response to additional outside testing requested by a customer in their trial process. Professional fees decreased as a result of reduced accounting costs. The decrease in investor relations was due to the termination of our contract with an investment relations firm, which was replaced with a public relations firm whose expense is a part of marketing expenses. We anticipate that our selling and administration expenses will remain at the same level in 2013 as 2012. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses. The decrease was primarily due to an allowance payment received from the Company’s landlord.

Interest Expense Interest expense remained constant in 2012 as compared to 2011 even though there was an increase in borrowings in 2012. The savings resulted from a reduced interest rate on borrowings. The Company pays interest monthly on the notes payable to our Chairman and CEO at prime rate less .5%, with rates reset as often as the Federal Reserve changes interest rates, which was a weighted average of 2.067% for 2012, as compared to an average of 2.355% for 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet current operating requirements. As of December 31, 2012, we had cash of $114,512 as compared to cash of $51,152 at December 31, 2011. At December 31 2012, we had negative working capital of $821,616 and our current ratio (current assets to current liabilities) was .57 to 1. At December 31, 2011 we had negative working capital of approximately $636,722 and our current ratio was .63 to 1. The decrease in working capital and current ratio is primarily attributable to a decrease in accounts receivable offset by an increase in cash, inventories and prepaid expenses.

We have incurred net losses each year since inception and at December 31, 2012 we had an accumulated deficit of $55,953,726. Our net sales are not sufficient to fund our operating expenses. We do not have any external sources of liquidity. Historically, we have relied on the sales of our stock from time to time and loans from third parties and from related parties to fund our operations. During 2012, we did not raise any capital and during 2011 we raised a total of $100,000 in capital from current stockholders. During 2012 we borrowed $25,000 from a stockholder and member of the Board of Directors and an additional $1,285,020 from our principal stockholder, who is also an executive officer and director of our company, and at December 31, 2012, we owe this executive officer and director of our company approximately $8.7 million for funds he has advanced to us from time to time for working capital. Interest expense on this loan was $165,070 for the year ended December 31, 2012.

We do not currently have any commitments for capital expenditures. Our current cash position is insufficient to cover our current operating needs. While we anticipate cash flows from 2013 sales activity, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. In addition, as set forth above, we owe our stockholder approximately $8.7 million which is due on December 31, 2014 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our stockholder will extend the due date. We continue to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of its assets to continue as a going concern through 2013. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our company.

Operating activities

Net cash used in operating activities during 2012 was $1,144,327, as compared to $1,288,969 for 2011, which went primarily to fund the operating losses. During 2012, the effect of the net loss on working capital is increased by higher inventories, accounts payable and prepaid expenses and offset by an increase in deferred compensation and accrued liabilities and a decrease in accounts receivable. During 2011, the effect of the net loss on working capital was increased by higher accounts receivable and offset by an increase in the provision for obsolete and slow moving inventory, deferred compensation and compensation expense paid in stock based arrangements.

Investing activities

Net cash used in investing activities during 2012 was $148,540, as compared to $21,341 for 2011. The majority of the 2012 investment activity related to capitalized patent costs and the purchase of computer equipment. The majority of 2011 investments related to computer and software acquisitions.

Financing activities

Net cash provided by financing activities was $1,356,227 for 2012, as compared to $1,311,291 for 2011. During 2012 $4,807 was received from warrant exercise and $35,436 was received from a shareholder receivable for warrant exercise, as compared to $108,335 received from private stock transactions issued for cash, warrant exercise and employee exercise of stock options for cash for 2011. During 2012 $1,285,020 was received from a shareholder credit line, as compared to $1,067,103 which was received in 2011. This loan is a line of credit made available to us by a member of our Board of Directors. Additionally, $25,000 was received from a stockholder and director in 2012 and $125,000 in 2011.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our Chief Executive Officer and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and our Vice President who serves as our principal financial officer, concluded that as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and/or members of our Board of Directors:

Name	Age	Positions
Joseph V. Vittoria	77	Chairman of the Board of Directors and Chief Executive Officer
Kevin G. Kroger	61	President, Chief Operating Officer and Director
John S. Caldwell (2)	68	Director
Forrest D. Hayes (1), (2)	80	Director
Dominick Telesco	82	Director
Charles W. Walton (1)	80	Director
Alan J. Sandler	74	Principal Financial Officer, Vice President, Chief Administrative
		Officer and Corporate Secretary

———————

(1)

Audit Committee member

(2)

Compensation Committee member

Joseph V. Vittoria was appointed to the Puradyn Board of Directors as Chairman on February 8, 2000 and to the office of Chief Executive Officer on October 24, 2006. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. from 1997 until it was sold in 2000. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc., and was its President and Chief Operating Officer from 1982 to 1987. Mr. Vittoria also serves on the Boards of Smart Procure, Blackjets and City Car Services, Inc.

Mr. Vittoria’s extensive management, banking, organizational growth and experience brings oversight and guidance to the Company’s entire organization. The Board believes that Mr. Vittoria has the experience, qualifications, attributes and skills necessary to serve as a Director.

Kevin G. Kroger joined Puradyn July 3, 2000 as President and Chief Operating Officer and was appointed to the Board of Directors in November 2000. He was also appointed to the Board of Ltd. In December 2000, Mr. Kroger was with Detroit Diesel Corporation from 1989 to the time he joined our company, serving in various executive and Board positions prior to his appointment in 1998 to the position of Vice President and General Manager of Series 30/40 Product. From 1987 to 1989 he was Vice President of R.E.S. Leasing and of VE Corporation. Prior to this, from 1971 to 1987, he held several management positions with Caterpillar Corporation.

With significant experience in the heavy-duty engine industry, Mr. Kroger provides our company with operations oversight and guidance in sales and marketing. Mr. Kroger also holds a degree in engineering which facilitates our research and development area, along with a deeper understanding in configuring our product to the customer’s needs. The Board believes that Mr. Kroger has the experience, qualifications, attributes and skills necessary to serve as a Director.

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

Mr. Hayes’ depth of experience and credentials in the financial arena and his experience with manufacturers of auto and truck parts provides insight and a knowledge base to the company on finance, production and marketing which is extremely valuable to the operation. The Board believes that Mr. Hayes has the experience, qualifications, attributes and skills necessary to serve as a Director.

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

Charles W. Walton, Ph.D. was appointed to the Puradyn Board of Directors on August 25, 2005 and is a member of the Audit Committee. Dr. Walton is retired. He was Chairman of Wastequip, Inc., which he founded in 1989. As a result of over 35 successful acquisitions and internal growth, Wastequip became the largest supplier of equipment for the waste management industry in North America. Prior to founding Wastequip, Dr. Walton was President and Chief Executive Officer of Sudbury, Inc., a Fortune 500 diversified manufacturing company, which he co-founded in 1983. Dr. Walton holds the degrees of Bachelor of Science in Foreign Service and PhD. in economics from Georgetown University, Washington, D.C

Dr. Walton’s experience as the Chief Executive Officer of a Fortune 500 company and his successful acquisition record provides the company with leadership, insight and financial/strategic guidance. The Board believes that Dr. Walton has the experience, qualifications, attributes and skills necessary to serve as a Director.

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2012 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2012, as well as any written representation from a reporting person that no Form 5 is required, we are aware of no officer, director or 10% or greater stockholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2012 except as follows:

•

Mr. Kroger failed to timely file one Form 4 reporting three transactions,

•

Mr. Sandler failed to timely file one Form 4 reporting three transactions, and

•

Mr. Hayes failed to timely file one Form 4 reporting one transaction.

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

•

understands audit committee functions.

The audit committee met four times in 2012.

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

The Compensation Committee met one time in 2012. . The Compensation Committee did not engage a compensation consultant or similar consultant nor did it consult with any third parties regarding compensation matters during 2012.

You will find a copy of our Compensation Committee Charter posted on our website at http://www.puradyn.com under Investor Relations, or you may write to us at Puradyn Investor Relations, 2017 High Ridge Road, Boynton Beach, FL 33426.  We will provide a copy to you upon request at no charge.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for:

•

our principal executive officer or other individual serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2012 as that term is defined under Rule 3b-7 of the Exchange Act

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with FASB ASC 718, Compensation-Stock Compensation. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2012 appearing elsewhere in this report. During each of fiscal 2012 and fiscal 2011, two of the executive officers listed below have deferred approximately 50% of their base wages and/or annual increases. The amounts included below reflect wages actually earned during the respective periods.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph V. Vittoria [1]	2012	—	—	—	—	—	—	—	—
	2011	—	—	—	—	—	—	—	—
Kevin Kroger [2]	2012	186,000	—	—	26,728	—	—	17,883	230,611
	2011	185,920	—	—	40,980	—	—	17,341	244,241
Alan Sandler [3]	2012	112,000	—	—	16,034	—	—	1,157	129,191
	2011	112,000	—	—	20,490	—	—	1,157	133,647

———————

1.

Mr. Vittoria, who is also the Chairman of our Board of Directors, serves as our Chief Executive Officer. Mr. Vittoria’s compensation excludes interest paid to him under the working capital loan he provides to our company. See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report.

2.

Mr. Kroger serves as our President and Chief Operating Officer. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Kroger during each fiscal year and disability and life insurance premiums we pay on his behalf. Annual salary deferral of $102,920, which is included in his salary for 2012 and 2011 in the foregoing table, is payable at such time as the company achieves a positive cash flow or on an emergency basis, as approved by the CEO and 150,000 employee stock options, exercisable at $.14 per share, with a four-year vesting period from date of grant.

3.

Mr. Sandler serves as our principal financial officer, Vice President, and Chief Administrative Officer. All Other Compensation in the foregoing table represents the amounts for reimbursement of Social Security and Medicare premiums. Annual salary deferral of $62,000, which is included in his salary for 2012 and 2011 in the foregoing table, is payable at such time as the company achieves a positive cash flow or on an emergency basis, as approved by the CEO and 75,000 employee stock options, exercisable at $.14 per share, with a four-year vesting period from date of grant.

How our Executive Officers Compensation is Determined

Mr. Vittoria, who has served as our Chief Executive Officer since October 2006, is not a party to an employment agreement with the Company. He receives no compensation and does not participate in any of the Company’s insurance plans.

On July 3, 2000, the Company entered into an employment agreement, with an initial term of three years, with Mr. Kroger, who serves as our President and Chief Operating Officer. Thereafter, the contract was amended on December 23, 2002 and July 3, 2003. The contract provided for an annual salary of $166,000, minimum bonuses of $50,000, $80,000 and $80,000, respectively, for the years 2000 through 2002; 300,000 qualified stock options; a one-year salary severance clause, and certain insurance and auto allowance compensations. On December 23, 2002, it was agreed that the President receive 100,000 shares of common stock in lieu of the $80,000 bonus due to be paid. Mr. Kroger is also entitled to paid health insurance, a life insurance and disability policy, a $1,000 per month car allowance, four weeks paid vacation and other executive benefits which may be made available from time to time. Upon entering into the agreement we granted Mr. Kroger 10-year options to purchase 300,000 shares of our common stock at the then fair market value of our common stock which vested in equal installments on the first, second, third and fourth anniversary date of the agreement. The agreement also contains customary indemnification, non-compete, confidentiality and invention assignment clauses. The term of the agreement continues on a year-to-year basis on the same terms and conditions as were in effect at the time of renewal. The agreement may be terminated by us upon Mr. Kroger’s death or disability, by us for good cause as defined in the agreement, or by either party without cause. In the event the agreement is terminated on Mr. Kroger’s death, by us for cause or by him without cause, we do not owe any severance benefits. If the agreement is terminated as a result of his disability, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year.  If the agreement is terminated by us without cause or by Mr. Kroger in the event of a change of control of our company, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year, together with any declared but unpaid bonus. The addendum dated July 3, 2003 discontinued the bonus provision of the contract but all other terms and conditions of the contract remain in effect. During the fiscal year 2012, Mr. Kroger’s base annual salary was $185,920 with approximately $102,920 deferred annually and 150,000 employee stock options, exercisable at $.14 per share, with a four-year vesting period from date of grant with all other terms and conditions of his employment agreement intact.

Mr. Sandler, who has served as our principal financial officer since April 2010 and Vice President and Chief Administrative Officer since January 2000, is not a party to an employment agreement with the Company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Sandler’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in determining the amount of Mr. Sandler’s compensation. During the fiscal year 2012 Mr. Sandler’s compensation package included a base annual salary of $112,000, with approximately $62,000 deferred annually, deferred until such time as the company reaches a positive cash flow, 75,000 employee stock options, exercisable at $.14 per share, with a four-year vesting period from date of grant, and company-provided insurance benefits and reimbursement of his Social Security and Medicare premiums. The amount of payable to Mr. Sandler can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012:

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Joseph V. Vittoria	80,645	—	—	1.25	4/4/13	—	—	—	—
	86,207	—	—	1.25	5/9/13	—	—	—	—
	92,593	—	—	.50	7/17/14	—	—	—	—
	21,008	—	—	.50	8/6/15	—	—	—	—
Kevin Kroger	100,000	—	—	0.26	06/10/18	—	—	—	—
	75,000	25,000	—	0.21	9/8/20	—	—	—	—
	37,500	112,500	—	0.28	02/04/21	—	—	—	—
	—	150,000	—	0.14	3/30/22	—	—	—	—
Alan Sandler	100,000	—	—	0.26	06/10/18	—	—	—	—
	100,000	—	—	0.30	08/05/18	—	—	—	—
	56,250	18,750	—	0.21	09/08/20	—	—	—	—
	18,750	56,250	—	0.28	02/04/21	—	—	—	—
	—	75,000	—	0.14	3/30/22	—	—	—	—

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

As of December 31, 2011, under the Directors’ Plan, options to purchase 150,000 shares of common stock were outstanding. As of December 31, 2011, under the 1996 Plan, there were no non-qualified options outstanding, under the 1999 Plan, incentive stock options to purchase 1,417,583 shares of common stock were outstanding and, under the 2010 Plan, incentive stock options to purchase 2,296,389 shares of common stock were outstanding.

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

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2012. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2012 appearing elsewhere in this report.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation earnings ($)	All other compensation ($)	Total ($)
Joseph V. Vittoria	—	—	—	—	—	—	—
John S. Caldwell (1)	—	—	1,191	—	—	—	1,191
Forrest D. Hayes (2)	—	—	1,841	—	—	—	1,841
Kevin G. Kroger	—	—	—	—	—	—	—
Dominick Telesco (3)	24,000	—	822	—	—	—	24,822
Charles W. Walton (4)	—	—	1,303	—	—	—	1,303

———————

(1)

On August 28, 2012, General Caldwell was granted options to purchase 7,500 shares of common stock at an exercise price of $0.145 per share, vesting on August 27, 2014 and expiring on August 27, 2017.

(2)

On November 9, 2012, Mr. Hayes was granted options to purchase 10,000 shares of common stock at an exercise price of $0.12 per share, vesting on November 9, 2014 and expiring on November 9, 2017.

(3)

On December 20, 2012, Mr. Telesco was granted options to purchase 5,000 shares of common stock at an exercise price of $0.13 per share, vesting on December 19, 2014 and expiring on December 18, 2017. On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco is President of Boxwood Associates, Inc.

(4)

On August 28, 2012, Dr. Walton was granted options to purchase 7,500 shares of common stock at an exercise price of $0.145 per share, vesting on August 27, 2014 and expiring on August 27, 2017.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 28, 2013 we had 48,357,877 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2013 by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Joseph V. Vittoria (1)	5,732,262	11.8%
Kevin G. Kroger (2)	1,030,209	2.1%
Alan J. Sandler (3)	395,892	*
Lieutenant General John S. Caldwell, Jr. US Army (retired)(4)	72,500	*
Forrest D. Hayes (5)	30,000	*
Dominick Telesco (6)	7,326,541	14.9%
Dr. Charles W. Walton (7)	401,428	*
All officers and directors as a group (eight persons) (1)(2)(3)(4)(5)(6)(7)	14,988,832	26.7%
Quantum Industrial Partners, LDC (8)	4,570,000	9.5%
Glenhill Capital Management, LP (9)	3,773,808	7.8%

———————

*

represents less than 1%

(1)

The number of shares beneficially owned by Mr. Vittoria includes:

•

warrants to purchase 80,645 shares of common stock at $1.25 per share through April 4, 2013;

•

warrants to purchase 86,207 shares of common stock at $1.25 per share through May 9, 2013;

•

warrants to purchase 92,593 shares of common stock at $.50 per share through July 17, 2014;

•

warrants to purchase 21,008 shares of common stock at $.50 per share through August 6, 2015; and

•

warrants to purchase 20,492 shares of common stock at $.50 per share through January 10, 2016.

(2)

The number of shares beneficially owned by Mr. Kroger includes:

•

options to purchase 100,000 shares of common stock at $.26 per share through June 10, 2018;

•

options to purchase 75,000 shares of our common stock at an exercise price of $.21 per share through September 8, 2020;

•

options to purchase 112,500 shares of our common stock at an exercise price of $.28 per share through February 4, 2021; and

•

options to purchase 50,000 shares of our common stock  at an exercise price of $0.14 per share through March 30, 2022.

The number of shares beneficially owned by Mr. Kroger excludes:

•

unvested options to purchase 25,000shares of our common stock at an exercise price of $.21 per share through September 8, 2020;

•

unvested options to purchase 37,500 shares of our common stock at an exercise price of $.28 per share through February 4, 2021; and

•

unvested options to purchase 100,000 shares of our common stock  at an exercise price of $0.14 per share through March 30, 2022.

(3)

The number of shares beneficially owned by Mr. Sandler includes:

•

options to purchase 100,000 shares of common stock at $.30 per share through August 5, 2018;

•

options to purchase 100,000 shares of common stock at $.26 per share through June 10, 2018;

•

options to purchase 52,250 shares of our common stock at an exercise price of $.21 per share through September 8, 2020;

•

options to purchase 56,250 shares of our common stock at an exercise price of $.28 per share through February 4, 2021; and

•

options to purchase 25,000 shares of our common stock  at an exercise price of $0.14 per share through March 30, 2022.

The number of shares beneficially owned by Mr. Sandler excludes:

•

unvested options to purchase 18,750 shares of our common stock at an exercise price of $.21 per share through September 8, 2020;

•

unvested options to purchase 18,750 shares of our common stock at an exercise price of $.28 per share through February 4, 2021; and

•

unvested options to purchase 50,000 shares of our common stock  at an exercise price of $0.14 per share through March 30, 2022.

(4)

The number of shares beneficially owned by General Caldwell includes:

•

options to purchase 50,000 shares of common stock at $0.97 per share through March 9, 2015;

•

options to purchase 7,500 shares of common stock at $0.38 per share through September 22, 2013;

•

options to purchase 7,500 shares of common stock at $0.34 per share through August 28, 2014; and

•

options to purchase 7,500 shares of common stock at $0.23 per share through August 25,2015.

The number of shares beneficially owned by General Caldwell excludes:

•

unvested options to purchase 7,500 shares of common stock at $0.18 per share through August 25, 2016; and

•

unvested options to purchase 7,500 shares of common stock at $0.145 per share through August 25, 2017.

(5)

The number of shares beneficially owned by Mr. Hayes includes:

•

options to purchase 10,000 shares of common stock at $0.38 per share through September 22, 2013;

•

options to purchase 10,000 shares of common stock at $.25 per share through November 10, 2014; and

•

options to purchase 10,000 shares of common stock at $.27 per share through November 10, 2015.

The number of shares beneficially owned by Mr. Hayes excludes:

•

unvested options to purchase 10,000 shares of common stock at $.18 per share through November 10, 2016; and

•

unvested options to purchase 10,000 shares of common stock at $.12 per share through November 10, 2017.

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

•

options to purchase 5,000 shares of common stock at $.47 per share through December 19, 2013;

•

options to purchase 5,000 shares of common stock at $.16 per share through December 18, 2014; and

•

options to purchase 5,000 shares of common stock at $.28 per share through December 18, 2015.

The number of shares beneficially owned by Mr. Telesco excludes:

•

unvested options to purchase 5,000 shares of common stock at $0.11 per share through December 19, 2016; and

•

unvested options to purchase 5,000 shares of common stock at $0.13 per share through December 19, 2017.

(7)

The number of shares beneficially owned by Dr. Walton includes:

•

options to purchase 7,500 shares of common stock at $0.38 per share through September 22, 2013;

•

options to purchase 7,500 shares of common stock at $0.34 per share through August 28, 2014; and

•

options to purchase 7,500 shares of common stock at $0.23 per share through August 28, 2015.

The number of shares beneficially owned by Dr. Walton excludes:

•

unvested options to purchase 7,500 shares of common stock at $0.18 per share through August 25, 2016; and

•

unvested options to purchase 7,500 shares of common stock at $0.145 per share through August 25, 2017.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
1999 Stock Option Plan	1,417,583.57		—
2010 Stock Option Plan	2,296,389.08		1,703,611
2000 Non-Employee Directors Plan	150,000.26		250,000

Plans not approved by stockholders	1	N/A	N/A

A description of each of these plans is contained earlier in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

On March 28, 2002, we executed a letter agreement with Mr. Vittoria, our CEO and Chairman, whereby he agreed to initially fund up to $2.5 million. The letter agreement, as currently amended, provides that he will fund up to $6.1 million to us on an unsecured basis. During March of each year, 2006 through 2013, the maturity date for the agreement was extended annually from December 31, 2007 to December 31, 2014.

Amounts drawn bear interest at the prime rate per annum payable monthly and are due December 31, 2014 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. In consideration entering into this loan agreement, we granted Mr. Vittoria common stock purchase warrants to purchase a total of 475,000 shares of our common stock at an exercise price equal to the closing market price on the dates of grant. During 2012, the Company borrowed a total of $1,285,020. As of December 31, 2012, we have drawn the entire $6.1 million under the letter agreement plus an additional $2.6 million for a total of $8.7 million, and paid $165,070 in related interest.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During 2012 we paid Boxwood Associates, Inc. $24,000 under this agreement. Mr. Dominick Telesco, a stockholder and note holder, is President of Boxwood Associates, Inc.

On December 12, 2012, the Company received a loan from Mr. Dominick Telesco, a shareholder, who is also a Board member, in the amount of $25,000. On February 13, 2013, Mr. Telesco accepted 882,353 shares of common stock as payment for the loan balance of $150,000, which included an additional loan of $25,000 received by the Company in 2013. The proceeds were used for working capital.

Director Independence

John S. Caldwell, Forrest D. Hayes, Dominick Telesco and Charles W. Walton qualify as "independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Liggett, Vogt & Webb, P.A., formerly Webb and Company, P.A. served as our independent registered public accounting firm for fiscal 2012 and fiscal 2011. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2012 and fiscal 2011.

	Fiscal 2012	Fiscal 2011

Audit Fees	$40,000	$46,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$40,000	$46,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2012 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated December 30, 1996 (2)
3.2	Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (3)
3.3	Bylaws (1)
3.4	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011 (14)
4.1	Form of common stock certificate (8)
4.2	Form of Class A Warrant issued to Mr. Vittoria (9)
4.3	Form of $1.25 common stock purchase warrant (7)
4.4	Form of Warrant Amendment (15)
10.1	Agreement dated June 8, 2012 by and between Puradyn Filter Technologies Incorporated and Monarch Communications, Inc. (17)
10.2	1999 Stock Option Plan (4)
10.3	2000 Non-Employee Directors’ Plan (5)
10.4	2002 Audit Committee Charter (6)
10.5	Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (1)
10.6	Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995 (1)
10.7	Lease Amendment #2 between Puradyn Filter Technologies, Inc. and Premier Gateway Center at Quantum LLP (10)
10.8	Master Distributor Agreement dated February 18, 2008 by and between Puradyn Filter Technologies Incorporated and Filter Solutions Ltd. (11)
10.9	Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger, as amended (11)
10.10	Extension of Note from Mr. Vittoria*
10.11	Consulting Agreement dated October 20, 2009 between Puradyn Filter Technologies Incorporated and Boxwood Associates, Inc.(16)
10.12	2010 Stock Option Plan (13)
10.13	Lease between Puradyn Filter Technologies, Inc. and Duke PBC At Quantum I-9, LLC (18)
14.1	Business Ethics and Conflicts of Interest Statement (6)
21.1	Subsidiaries of the registrant (11)
31.1	Section 302 certification of Chief Executive Officer *
31.2	Section 302 certification of Chief Financial Officer *
32.1	Section 906 certification of Chief Executive Officer *
32.2	Section 906 certification of Chief Financial Officer *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

———————

*

filed herewith

**

In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report shall be deemed furnished and not filed.

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

(18)

Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puradyn Filter Technologies Incorporated (Registrant)

By:	/s/ Joseph V. Vittoria
Chairman and Chief Executive Officer
Date: April 1, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

April 1, 2013

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
Dominick Telesco, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Puradyn Filter Technologies Incorporated

We have audited the accompanying consolidated balance sheets of Puradyn Filter Technologies Incorporated (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puradyn Filter Technologies Incorporated at December 31, 2012 and 2011, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett, Vogt & Webb, P.A.

Boynton Beach, Florida

April 1, 2013

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$114,512	$51,152
Accounts receivable, net of allowance for uncollectible accounts of $16,485 and $24,355, respectively	140,117	309,962
Inventories, net	717,795	677,127
Prepaid expenses and other current assets	98,319	46,538
Total current assets	1,070,743	1,084,779

Property and equipment, net	78,343	97,013
Other noncurrent assets	233,189	111,244
Deferred financing costs, net	503	2,945
Total assets	$1,382,778	$1,295,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$195,898	$204,422
Accrued liabilities	288,645	240,898
Current portion of capital lease obligation	7,428	2,800
Deferred compensation	1,275,388	1,173,381
Notes Payable - stockholders	125,000	100,000
Total current liabilities	1,892,359	1,721,501

Capital lease obligation, less current portion	11,377	10,042
Notes Payable - stockholders	8,714,037	7,429,017
Total Long Term Liabilities	8,725,414	7,439,059
Total Liabilities	10,617,773	9,160,560

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value:	—	—
Authorized shares – 500,000;
None issued and outstanding

Common stock, $.001 par value,	47,399	46,830
Authorized shares – 100,000,000;
Issued and outstanding – 47,399,233 and 46,830,504, respectively
Additional paid-in capital	46,671,332	46,459,374
Notes receivable from stockholders	—	(790,785)
Accumulated deficit	(55,953,726)	(53,726,253)
Accumulated other comprehensive income	—	146,255
Total stockholders’ deficit	(9,234,995)	(7,864,579)
Total liabilities and stockholders’ deficit	$1,382,778	$1,295,981

See accompanying notes to consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2012	2011

Net sales	$2,569,499	$2,679,446

Costs and expenses:
Cost of products sold	1,947,484	2,072,923
Salaries and wages	1,096,814	1,070,909
Selling and administrative	967,660	975,243
Total Operating Costs	4,011,958	4,119,075

Loss from operations	(1,442,459)	(1,439,629)

Other (expense) income:
Realized gain on foreign currency translation adjustment	146,255	—
Loss on note receivable	(755,350)	—
Interest income	—	153
Interest expense	(175,919)	(172,366)
Total other expense	(785,014)	(172,213)

Income taxes	—	—

Net loss	$(2,227,473)	$(1,611,842)

Basic and diluted loss per common share	$(.05)	$(.04)

Basic and diluted weighted average common shares Outstanding	47,221,186	46,547,333

See accompanying notes to consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2012	2011
Operating activities
Net loss	$(2,227,473)	$(1,611,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,265	47,834
Realized gain on foreign currency adjustment	(146,255)	—
Provision for bad debts	(7,870)	(8,299)
Provision for obsolete and slow moving inventory	50,302	74,803
Amortization of deferred financing costs included in interest expense	2,442	1,007
Compensation expense on stock-based arrangements with employees, consultants, vendors and investors	207,719	212,293
Loss on notes receivable	755,350	—
Changes in operating assets and liabilities:
Accounts receivable	177,715	(135,297)
Inventories	(90,971)	22,888
Prepaid expenses and other current assets	(51,782)	6,290
Other noncurrent assets	—	(34,560)
Accounts payable	(8,523)	(12,825)
Accrued liabilities	47,747	725
Deferred compensation	102,007	150,757
Deferred revenues	—	(2,743)
Net cash used in operating activities	(1,144,327)	(1,288,969)

Investing activities
Capitalized patent costs	(122,887)	—
Purchases of property and equipment	(25,653)	(21,341)
Net cash used in investing activities	(148,540)	(21,341)

Financing activities
Proceeds from sale of common stock (net)	—	108,335
Proceeds from exercise of warrants	4,807	—
Proceeds from issuance of notes payable to stockholders	1,310,020	1,192,103
Proceeds from shareholder receivable	35,436	—
Proceeds of capital lease	12,474	12,842
Payment of capital lease obligations	(6,510)	(1,989)
Net cash provided by financing activities	1,356,227	1,311,291
Effect of exchange rate changes on cash	—	357

Net increase (decrease) in cash	63,360	1,338

Cash at beginning of year	51,152	49,813

Cash at end of year	$114,512	$51,152

Supplemental cash flow information
Cash paid for interest	$157,032	$162,561
Cash paid for taxes	—	—

Noncash investing and financing activities
During 2011 a related party and stockholder forgave $25,000 of a note payable	$—	$25,000
Stock options issued in lieu of compensation	$—	58,750

See accompanying notes to consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Year Ended December 31,
	2012	2011

Net loss	$(2,227,473)	$(1,611,842)

Other comprehensive income:
Foreign currency translation adjustment	—	357
Comprehensive loss	$(2,227,473)	$(1,611,485)

See accompanying notes to consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Notes		Accumulated
			Additional	Receivable		Other	Total
	Common Stock		Paid-in	From	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stockholders	Deficit	Income (Loss)	Deficit
Balance at December 31, 2010	46,070,437	$46,071	$46,079,970	$(756,250)	$(52,114,411)	$145,898	$(6,598,722)

Foreign currency translation adjustment	—	—	—	—	—	357	357
Net loss	—	—	—	—	(1,611,842)	—	(1,611,842)
Total comprehensive loss	—	—	—	—	—	—	(1,611,485)
Issuance of common stock in private placement, net of issuance costs	392,184	392	92,850	—	—	—	93,242
Cancelled stockholder note payable	—	—	25,000	—	—	—	25,000
Exercise of Stock Options and Warrants	90,560	90	49,540	(34,535)	—	—	15,095
Issuance of shares and warrants to vendors	277,323	277	58,471	—	—	—	58,748
Compensation expense associated with unvested option awards	—	—	153,543	—	—	—	153,543

Balance at December 31, 2011	46,830,504	$46,830	$46,459,374	$(790,785)	$(53,726,253)	$146,255	$(7,864,579)

Net loss	—	—	—	—	(2,227,473)	—	(2,227,473)
Realized gain on foreign currency adjustment	—	—	—	—	—	(146,255)	(146,255)
Interest and notes receivable related to cancelled stockholder notes	—	—	—	34,535	—	—	34,535
Correction of prior private placement	(361)	—	—	—	—	—
Cancelled stock certificate	(6,000)	(6)	(894)	756,250	—	—	755,350
Exercise of Stock Options and Warrants	236,060	236	4,571	—	—	—	4,807
Issuance of shares to vendors	339,030	339	49,141	—	—	—	49,480
Compensation expense associated with unvested option awards	—	—	159,140	—	—	—	159,140

Balance at December 31, 2012	47,399,233	$47,399	$46,671,332	$—	$(55,953,726)	$—	$(9,234,995)

See accompanying notes to consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Since its formation June 1, 2000, Puradyn Filter Technologies, Ltd. (“Ltd.”), the Company’s United Kingdom subsidiary, has been included in the Company’s consolidated financial statements. In March, 2009, Ltd.’s office in the UK was closed and all assets, except for bank cash accounts, were transferred to the United States. Effective January, 2012, Ltd., ceased as a legal entity.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about allowances for inventory obsolescence, warranty reserves and bad-debt reserves, valuation allowance on the deferred tax asset, and the assumptions used in Black-Scholes valuation models related to stock options and warrants.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2012 and December 31, 2011, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2012 and December 31, 2011, respectively, because of their short-term natures.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011

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

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $2,442 and $1,518 for the years ended December 31, 2012 and 2011, respectively. Accumulated amortization of deferred financing costs as of December 31, 2012 and December 31, 2011 was $683,096 and $680,654, respectively.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2012 and December 31, 2011, respectively:

	2012	2011
Balance as of beginning of year	$20,000	$38,787

Less: Payments made	—	(420)
Add: Provision for current period warranties	—	(18,367)

Balance as of end of year	$20,000	$20,000

Comprehensive Income

FASB ASC 220, Comprehensive Income, establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the consolidated statements of operations and other comprehensive income transactions  Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Ltd. Comprehensive income as of December 31, 2012 and 2011 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a 100% valuation allowance.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2012 and 2011, advertising costs incurred by the Company totaled approximately $7,031 and $4,533, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2012 and 2011, engineering and development costs incurred by the Company totaled $21,238 and $14,840, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary have been translated into U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. For the year ended December 31, 2012 balance sheet accounts were not impacted by foreign currency translations. The translation gains and losses resulting from the changes in exchange rates during 2012 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period. During the years ended December 31, 2012 and 2011, the Company recorded no foreign currency exchange rate gains and losses.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2012 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Consolidated Financial Statements.

In 2012 and 2011, respectively, 935,000 and 896,389 options were granted at fair market value on the date of grant pursuant to the Stock Option Plan.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2012 and December 31, 2011, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by four customers at December 31, 2012 whose trade receivable balances each represented approximately 33.9%, 17.2%, 16.9% and 16.9% for a total of 84.8% of total accounts receivable. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by four customers at December 31, 2011 whose trade receivable balances each represented approximately 31.9%, 17.6%, 11.2% and 11.1% for a total of 71.8% of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 7,561,303 in 2012 and 7,585,848 in 2011.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from a current stockholder have led the Company’s independent registered public accounting firm Liggett, Vogt & Webb, P.A., formerly Webb & Company, P.A. to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2012 and 2011 expressing substantial doubt about the Company’s ability to continue as a going concern.

3. Inventories

At December 31, 2012 and December 31, 2011 inventories consisted of the following:

	2012	2011

Raw materials	$981,458	$885,781
Work In Process	409	3,222
Finished goods	132,122	134,016
Valuation allowance	(396,194)	(345,892)
	$717,795	$677,127

4. Prepaid Expenses and Other Current Assets

At December 31, 2012 and December 31, 2011, prepaid expenses and other current assets consisted of the following:

	2012	2011

Prepaid expenses	$79,523	$44,780
Deposits	17,840	1,758
Other receivables	956	—
	$98,319	$46,538

5. Property and Equipment

At December 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	2012	2011

Machinery and equipment	$1,011,307	$1,003,397
Furniture and fixtures	55,828	55,828
Leasehold improvements	129,722	129,722
Software and website development	82,766	82,766
Computer hardware and software	132,134	114,391
	1,411,757	1,386,104
Less accumulated depreciation and amortization	(1,333,414)	(1,289,091)
	$78,343	$97,013

Depreciation and amortization expense of property and equipment for the years ended December 31, 2012 and 2011 is $44,323 and $47,834, respectively, of which $9,933 and $10,720 is included in cost of products sold and $34,390 and $37,114 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011

6. Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. A $235,000 security deposit was paid in 2002, which was refunded ratably on an annual basis over the first three years of the lease term. As of December 31, 2012, $34,970 is included in noncurrent assets in the accompanying consolidated balance sheet. During 2008, this lease was renewed effective August 1, 2008 and expires July 31, 2013 and contains an annual increase of 3%. During June 2009, an amendment to the lease agreement was reached, temporarily reducing the monthly rent. The total minimum lease payments over the term of the lease were reduced from an aggregate of approximately $956,000 to approximately $925,000, or approximately 3%. On September 27, 2012 the Company entered into a non-cancellable lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the lease signed on September 27, 2012 amount to $909,383.

The Company leases a condominium in Ocean Ridge, Florida, on an annual basis, to provide accommodations for Company use, primarily for Mr. Kevin Kroger, the Company’s Chief Operating Officer. The lease has an annual expense of $6,750. In December, 2012 the lease was renewed until December, 2013.

Rent expense under all operating leases for the years ended December 31, 2012 and 2011 totaled $325,588 and $315,185, respectively, of which $250,694 and $242,666 is included in cost of products sold and $74,894 and $72,519 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

In January 2012 and August 2011, the Company entered into capital lease obligations for the purchase of $15,383 and $13,681, respectively of office equipment, which is included in property and equipment, net of $5,128 and $3,876, respectively, of accumulated depreciation, in the accompanying consolidated balance sheet.

Future minimum lease commitments due for facilities and equipment leases under non-cancellable capital and operating leases at December 31, 2012 are as follows:

	Capital Leases	Operating Leases
2013	$8,970	$155,473
2014	8,970	147,403
2015	3,458	151,766
2016	—	156,259
2017 and thereafter	—	454,029
Total minimum lease payments	21,398	$1,064,930
Less amount representing interest	(2,593)
Present value of minimum lease payments	$18,805

7. Accrued Liabilities

At December 31, 2012 and December 31, 2011, accrued liabilities consisted of the following:

	2012	2011
Accrued wages and benefits	$87,867	$69,068
Accrued expenses relating to vendors and others	140,290	129,727
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	40,488	22,103
	$288,645	$240,898

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011

8. Notes Payable to Stockholders and Capital Leases

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an Executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (1.696% per annum at December 31, 2012), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2013. Refer to Note 14.

At December 31, 2012 the Company had drawn the full funding amount under the agreement of $6.1 million plus an additional $2,614,037. At December 31, 2011, the Company had drawn the full funding amount of $6.1 million under the funding agreement plus an additional $1,329,017.

Additionally, the Company has loans outstanding from one board member, who is also a significant stockholder, totaling $125,000 and $100,000 at December 31, 2012 and 2011. During 2012 and 2011 this board member loaned the Company $25,000 and $125,000 respectively and forgave $25,000 in 2011. The forgiven obligations were reclassified to additional paid in capital, due to the related party nature,. The outstanding debt obligation at December 31, 2012 matures January 1, 2013 and is included in Current Liabilities. Refer to Notes 10 and 14.

During the years ended December 31, 2012 and 2011, the Company incurred interest expense of $165,070 and $165,573, respectively, on its draws, which is included in interest expense in the accompanying consolidated statements of operations.

Notes payable and capital leases consisted of the following at December 31, 2012 and December 31, 2011:

	2012	2011
Notes payable to stockholders	$8,839,037	$7,529,017
Capital lease obligation	18,805	12,842
	8,857,842	7,541,859
Less: current maturities	(132,428)	(102,800)
	$8,725,414	$7,439,059

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2012 were:

2012
2013	$132,428
2014	8,722,134
2015	3,280
2016	--
2017 and thereafter	--
$8,857,842

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011

9. Income Taxes

The United States and foreign components of loss from continuing operations before income taxes are as follows for the years ended December 31:

	2012	2011
United States	$(2,227,102)	$(1,611,052)
Foreign	(372)	(790)
Intercompany elimination	—	—
Loss from continuing operations before income taxes	$(2,227,474)	$(1,611,842)

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$17,613,225	$16,846,134
Depreciation and amortization	55,369	61,895
Accrued expenses and reserves	162,817	144,179
Impairment loss	78,304	78,304
Compensatory stock options and warrants	136,756	76,871
Capital Loss Carryover	44,739	44,739
Other	18,864	18,873
Total deferred tax assets	18,110,073	17,270,995
Valuation allowance	(18,110,073)	(17,270,995)
Net deferred tax assets	$—	$—

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $18,110,073 and $17,270,995 against its net deferred taxes is necessary as of December 31, 2012 and December 31, 2011, respectively. The change in valuation allowance for the years ended December 31, 2012 and 2011 is $839,078 and $604,773 respectively.

At December 31, 2012 and December 31, 2011, respectively, the Company had $48,317,850 and $46,120,202, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2020.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2012	2011

Federal statutory taxes	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)
Nondeductible items	0.11	0.11
Change in valuation allowance	37.54	37.54
Other	(0.02)	(0.02)
	—%	—%

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011

10. Commitments and Contingencies

Agreements

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

In December 2012, the Company renewed the lease at an annual expense of $6,750, on a condominium in Ocean Ridge, Florida until December 31, 2013. Refer to Note 6.

Litigation

On July 7, 2009 the Company filed a lawsuit against former Chief Executive Officer, Richard C. Ford, alleging non-payment of three promissory notes totaling $756,250 with interest at a rate of 5.63% per annum since July 25, 2001, the execution date of the notes and we sought payment of the promissory notes and accrued interest which totaled $1,110,046 in the aggregate.

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

On December 31, 2012, Mr. Ford defaulted on the terms of the settlement agreement.  The Company has obtained a default final judgment in the amount of $144,160 plus interest and legal fees on February 26, 2013. The Company is pursuing collection of this judgment.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011

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

The 1999 and 2010 Plans provide for the granting of both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, at the discretion of the Board of Directors. Each plan limits the exercise price of the options at no less than the quoted market price of the common stock on the date of grant. The option term is determined by the Board of the Directors or the Compensation Committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company’s common stock, no more than five years after the date of the grant. Generally, under both plans, options to employees vest over four years at 25% per annum, except for certain grants to employees that vest 25% upon grant with remaining amounts over two years at 50% and 25% per annum, respectively.

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

On February 4, 2011, the Company granted employees options to purchase 800,000 shares of the Company’s common stock, at an exercise price of $0.28 per share. The options vest over a three year period and expire February 4, 2021. The quoted market price of the common stock at the time of issuance of the options was $0.28 per share. The fair value of the options totaled $224,024 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 3.68%, ii) expected life of 10 years, iii) dividend yield of 0%, iv) expected volatility of 138.0%.

On August 26, 2011, the Company granted two directors options to purchase 15,000 shares of the Company’s common stock, at an exercise price of $0.18 per share. The options vest over a three year period and expire August 26, 2016. The quoted market price of the common stock at the time of issuance of the options was $0.18 per share. The fair value of the options totaled $2,602 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.94%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 139.8%.

On November 10, 2011, the Company granted one director options to purchase 10,000 shares of the Company’s common stock, at an exercise price of $0.18 per share. The options vest over a three year period and expire November 10, 2016. The quoted market price of the common stock at the time of issuance of the options was $0.18 per share. The fair value of the options totaled $1,621 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.9%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 146.3%.

On December 19, 2011, the Company granted one director options to purchase 5,000 shares of the Company’s common stock, at an exercise price of $0.11 per share. The options vest over a three year period and expire December 19, 2016. The quoted market price of the common stock at the time of issuance of the options was $0.11 per share. The fair value of the options totaled $514 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.82%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 163.4%.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011

On March 30, 2012, the Company granted employees options to purchase 905,000 shares of the Company’s common stock, at an exercise price of $0.14 per share. The options vest over a three year period and expire March 30, 2022. The quoted market price of the common stock at the time of issuance of the options was $0.14 per share. The fair value of the options totaled $126,700 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.23%, ii) expected life of 10 years, iii) dividend yield of 0%, iv) expected volatility of 243.1%.

On August 27, 2012, the Company granted two directors options to purchase 15,000 shares of the Company’s common stock, at an exercise price of $0.145 per share. The options vest over a three year period and expire August 27, 2017. The quoted market price of the common stock at the time of issuance of the options was $0.145 per share. The fair value of the options totaled $2,175 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.07%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 259.16%.

On November 9, 2012, the Company granted one director options to purchase 10,000 shares of the Company’s common stock, at an exercise price of $0.145 per share. The options vest over a three year period and expire November 9, 2017. The quoted market price of the common stock at the time of issuance of the options was $0.12 per share. The fair value of the options totaled $1,200 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.65%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 244.97%.

On December 19, 2012, the Company granted one director options to purchase 5,000 shares of the Company’s common stock, at an exercise price of $0.13 per share. The options vest over a three year period and expire December 19, 2017. The quoted market price of the common stock at the time of issuance of the options was $0.13 per share. The fair value of the options totaled $647 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.77%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 255.0%.

At December 31, 2012 there was $193,806 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of .93 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the closing price. As of December 31, 2012 and 2011, the Company had options outstanding to purchase an aggregate of 3,863,972 and 2,993,972 shares respectively, with an exercise price above the quoted price of the Company’s stock, resulting in no intrinsic value.

Additional information concerning the activity in the three option plans is as follows:

	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,993,972	$.37	2,161,583	$.66
Granted	935,000.14		896,389.27
Exercised	—	—	—	—
Cancelled	(25,000)	.14	(40,000)	.25
Expired	(40,000)	.39	(24,000)	.78
Outstanding, end of year	3,863,972.32		2,993,972.37
Exercisable, end of year	2,176,972.41		1,432,273.51
Options available for future grant, end of year	1,703,611		2,647,103

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011

Additional information concerning the unvested options is as follows:

	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Non-Vested options at beginning of year	1,561,699	$.25	1,240,795	$.23
Granted	935,000.14		850,000.27
Vested	(784,699)	.24	(403,309)	.27
Cancelled	(25,000)	.14	(125,787)	.25
Non- Vested options end of year	1,687,000.13		1,561,699.25

Summarized information with respect to options outstanding under the three option plans at December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0 – 1.70	3,819,972	6.49	$.30	2,132,972	$.37
1.71 – 2.60	44,000.32		2.31	44,000	2.31
	3,863,972	6.42	.32	2,176,972.41

The estimated fair value of each stock option grant on the date of grant was computed using the following weighted-average assumptions:

	December 31,
	2012	2011
Risk-free interest rate	2.18%	3.68%
Expected term (life) of options (in years)	9.84	10.0
Expected dividends	—	—
Expected volatility	243.44%	138.0%

12. Common Stock

As partial compensation per an agreement dated May 19, 2011 and extended on June 8, 2012 for consultant work, the Company issued to Monarch Communications, Inc. the following:

•

On October 16, 2012, 26,667 shares of its common stock valued at $0.15 per share

•

On November 26, 2012, 14,286 shares of its common stock valued at $0.28 per share.

•

On December 14, 2012, 30,769 shares of its common stock valued at $0.13 per share.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011

13. Warrants

At December 31, 2012 and 2011, 3,899,758 and 4,096,476 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and have expiration dates ranging from March 24, 2013 to July 31, 2016. Information concerning the Company’s warrant activity is as follows:

	2012		2011
	Weighted Average Exercise		Weighted Average Exercise
	Warrants	Price	Warrants	Price
Outstanding, at the beginning of year	4,096,476	$.73	4,558,975	$.97
Granted	—		92,791.50
Exercised	196,718.35		(83,504)	.17
Expired	—		(471,786)	1.25
Outstanding, at the end of year	3,899,758	$.77	4,096,476	$.73

	Warrants Outstanding – December 31, 2012
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.35 - $0.75	2,446,483	2.24	$.48
$1.25	1,453,275	.70	1.25
Totals	3,899,758	1.82	$.77

During March, 2003, in consideration of the stockholder loan agreement, the Company granted the stockholder a total of 475,000 common stock purchase warrants at an exercise price equal to the closing market price of the Company’s stock on the dates of grant. On March 28, 2002, the Company recorded a deferred charge of $318,000. On March 14, 2003, the Company recorded a deferred charge of $212,500. The deferred charges were initially amortized over the commitment period and subsequently revised to include the repayment period, as amended. During the years ended December 31, 2012 and 2011, the Company had amortized $503 and $1,007, respectively, of such costs, which are included in interest expense in the accompanying consolidated statements of operations.

The Company granted 39,342 bonus shares in connection with the warrant modification agreement of November 21, 2011 for warrants exercised in January, 2012.

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

The Company has loans outstanding from one board member, who is also a significant stockholder, totaling $125,000 and $100,000 at December 31, 2012 and 2011. During 2012 and 2011 this board member loaned the Company $25,000 and $125,000, respectively, and forgave $25,000 in 2011.  The forgiven amounts were reclassified to additional paid in capital. The outstanding debt obligation at December 31, 2012 matures on January 1, 2013 and is included in Current Liabilities.   This board member is also the President of a separate entity that provided consulting services to the Company in 2012 and 2011.  Refer to Notes 8 and 10.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011

15. Major Customers

During 2012 four customers together accounted for 49% of the Company’s net sales and in 2011, three customers together accounted for 43% of the Company’s net sales. In 2012, there were four customers that individually accounted for greater than 10% of net sales, or approximately $373,180, $337,928, $283,103 and $274,606, while in 2011 there were three customers that individually accounted for greater than 10% of net sales, or approximately $428,106, 395,034 and $332,206. There were four customers at December 31, 2012, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 33.9%, 17.2%, 16.9%, and 16.9%  respectively of total receivables. There were five customers at December 31, 2011, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 31.9%, 17.6%, 11.2%, 11.1% and 7.87% respectively of total receivables. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

16. Subsequent Events

As partial compensation per an agreement dated May 19, 2011, and renewed on June 8, 2012, for consultant work, the Company issued to Monarch Communications, Inc. the following:

•

On January 8, 2013, 28,571 shares of its common stock valued at $0.14 per share

•

On February 8, 2013, 26,667 shares of its common stock valued at $0.15 per share.

•

On March 11, 2013, 21,053 shares of its common stock valued at $0.19 per share.

On February 13, 2013 the Company issued 882,353 shares of its common stock valued at $0.17 per share as payment for the note payable in the amount of $150,000 from a stockholder who is also a director.

Between February 7, 2013 and March 5, 2013, the Company received loans in various amounts totaling $350,000, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002.

On March 14, 2013, the repayment date of the stockholder loan was extended from December 31, 2013 to December 31, 2014.