Form 10-Q
period 2013-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2013-05-14
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2013
Or

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 48,433,533 shares of common stock are issued and outstanding as of May 14, 2013.

TABLE OF CONTENTS

Page No.
PART I. - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited).

4

Condensed Consolidated Balance Sheets – As of March 31, 2013 (unaudited) and

December 31, 2012

4

Condensed Consolidated Statements of Operations – Three months ended March 31, 2013 and 2012

 (unaudited)

5

Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2013 and 2012 (unaudited)

6

Condensed Consolidated Statements of Comprehensive Income – Three months ended

March 31, 2013 and 2012 (unaudited)

7

Condensed Consolidated Statements of Changes In Stockholders’ Deficit – Three months ended

March 31, 2013 (unaudited)

8

Notes to Condensed Consolidated Financial Statements (Unaudited)

9

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

15

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

22

ITEM 4.

CONTROLS AND PROCEDURES.

22

PART II. - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

23

ITEM 1A.

RISK FACTORS.

23

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

23

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

23

ITEM 4.

MINE SAFETY DISCLOSURE.

23

ITEM 5.

OTHER INFORMATION.

23

ITEM 6.

EXHIBITS.

24

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $9.1 million at March 31, 2013 due our Chairman and CEO,

•

our reliance on sales to a limited number of customers,

•

our dependence on a limited number of distributors,

•

our ability to compete,

•

our ability to protect our intellectual property and

•

the application of penny stock rules to the trading in our stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review our Annual Report on Form 10-K for the year ended December 31, 2012 including the risks described in Part I. Item 1A. Risk Factors, together with our subsequent filings with the Securities and Exchange Commission in their entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31 2012
	(Unaudited)
Assets
Current assets:
Cash	$149,531	$114,512
Accounts receivable, net of allowance for uncollectible accounts of $16,702 and $16,485, respectively	147,911	140,117
Inventories, net	744,664	717,795
Prepaid expenses and other current assets	124,957	98,319
Total current assets	1,167,063	1,070,743
Property and equipment, net	75,783	78,343
Other noncurrent assets	245,660	233,189
Deferred financing costs, net	440	503

Total assets	$1,488,946	$1,382,778

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$235,652	$195,898
Accrued liabilities	316,893	288,645
Current portion of capital lease obligation	7,587	7,428
Deferred compensation	1,305,480	1,275,388
Notes Payable - stockholders	—	125,000

Total current liabilities	1,865,612	1,892,359

Long term liabilities:
Capital lease obligation, less current portion	9,419	11,377
Notes Payable - stockholder	9,064,117	8,714,037

Total Long Term Liabilities	9,073,536	8,725,414

Total Liabilities	10,939,148	10,617,773

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value: Authorized shares – 500,000; None issued and outstanding	—	—
Common stock, $.001 par value: Authorized shares – 100,000,000; Issued and outstanding – 48,357,877 and 47,399,233, respectively	48,357	47,399
Additional paid-in capital	46,871,852	46,671,332
Accumulated deficit	(56,370,411)	(55,953,726)

Total stockholders’ deficit	(9,450,202)	(9,234,995)

Total liabilities and stockholders’ deficit	$1,488,946	$1,382,778

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31
	2013	2012
Net sales	$574,488	$751,502

Costs and expenses:
Cost of products sold	403,533	572,219
Salaries and wages	279,825	282,200
Selling and administrative	257,701	235,552
Total Operating Costs	941,059	1,089,971

Loss from operations	(366,571)	(338,469)

Other income (expense):
Realized gain on foreign currency	—	146,255
Interest expense	(50,114)	(39,765)

Total other income (expense)	(50,114)	106,490)

Net loss before income tax expense	(416,685)	(231,979)

Income tax expense	—	—

Net loss	$(416,685)	$(231,979)

Loss per share – basic and diluted:	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	47,896,035	47,053,799

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31
	2013	2012
Operating activities
Net loss	$(416,685)	$(231,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,861	12,146
Realized gain on foreign currency adjustment	—	(146,255)
Provision for bad debts	217	684
Amortization of deferred financing costs included in interest expense	63	125
Deferred compensation	30,092	46,797
Compensation expense on stock-based arrangements with employees and consultants	51,478	57,915
Changes in operating assets and liabilities:
Accounts receivable	(8,011)	(6,591)
Inventories	(26,869)	31,515)
Prepaid expenses and other current assets	(26,638)	(39,956)
Accounts payable	39,754	7,059
Accrued liabilities	28,248	12,683
Net cash used in operating activities	(319,490)	(255,857)

Investing activities
Purchases of property and equipment	(4,480)	—
Capitalized patent costs	(14,292)	(21,508)
Net cash used in investing activities	(18,772)	(21,508)

Financing activities
Additions to deferred financing costs	—	590
Proceeds from exercise of warrants	—	4,808
Proceeds from issuance of notes payable to stockholders	375,080	220,000
Proceeds from shareholder note receivable	—	34,535
Borrowings on capital lease	—	12,569
Payment of capital lease obligations	(1,799)	(1,423)
Net cash provided by financing activities	373,281	271,079

Net Increase (decrease) in cash and cash equivalents	35,019	(6,286)

Cash and cash equivalents at beginning of period	114,512	51,152

Cash and cash equivalents at end of period	$149,531	$44,866

Supplemental cash flow information:
Cash paid for interest	$46,140	$35,339
Common Stock issued in satisfaction of note payable	$150,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net loss from operations	$(416,685)	$(231,979)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(146,255)
Total comprehensive loss	$(416,685)	$(378,234)

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

	Common Stock
	Shares	Amount
Balance at December 31, 2012	47,399,233	$47,399	$46,671,332	$(55,953,726)	$(9,234,995)
Common Stock issued in satisfaction of note payable	882,353	882	149,118	—	150,000
Common Stock to consultant	76,291	76	11,924	—	12,000
Compensation expense associated with option awards	—	—	39,478	—	39,478
Net loss	—	—	—	(416,685)	(416,685)
Balance at March 31, 2013	48,357,877	$48,357	$46,871,852	$(56,370,411)	$(9,450,202)

.

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.

Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2013.

For further information, refer to Puradyn Filter Technologies Incorporated’s (the “Company”) consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2012.

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

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 7,763,730 and 6,925,507 for the three months ended March 31, 2013 and 2012, respectively.

Stock Compensation

The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award.  We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense for the periods ended March 31, 2013 and March 31, 2012 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Condensed Consolidated Financial Statements.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Inventories consisted of the following at March 31, 2013 and December 31, 2012, respectively:

	March 31 2013	December 31, 2012
	(unaudited)
Raw materials	$1,011,480	$981,458
Work In Progress	1,206	409
Finished goods	128,172	132,122
Valuation allowance	(396,194)	(396,194)
Inventory, net	$744,664	$717,795

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $63 and $715 for the three-months ended March 31, 2013 and 2012, respectively.  Accumulated amortization of deferred financing costs as of March 31, 2013 and 2012 was $681,710 and $681,369, respectively.

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed consolidated financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the three months ended March 31, 2013, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2013:

Balance as of December 31, 2012	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of March 31, 2013 (unaudited)	$20,000

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Comprehensive Income

FASB ASC 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the condensed consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (“Ltd.”). Comprehensive loss as of March 31, 2012 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance. There was no comprehensive income or loss attributable to the three months ended March 31, 2013 as Ltd’s business license was surrendered with the British authorities in January, 2012.

Comprehensive loss consisted of the following for the three-months ended March 31, 2013 and 2012:

	Three Months Ended March 31
	2013	2012
	(unaudited)	(unaudited)
Net loss	$(416,685)	$(231,979)
Other comprehensive loss:
Foreign currency translation adjustment	—	(146,255)
Comprehensive loss	$(416,685)	$(378,234)

New Accounting Pronouncements

During the three months ended March 31, 2013 there were no new accounting pronouncements that were deemed to have a material impact on the Company’s financial results.

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $319,490 and $255,857 during the three-months ended March 31, 2013 and 2012, respectively. As a result, the Company has had to rely principally on the conversion of debt into stock as well as stockholder loans to fund its activities to date.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from two stockholders led the Company’s independent registered public accounting firm, Liggett, Vogt & Webb, P.A., to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended December 31, 2012 expressing substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company has been addressing the liquidity and working capital issues and continues to attempt to raise additional capital with institutional and private investors and current stockholders. Cost reductions were and continue to be implemented by the Company, including acquiring alternative suppliers for raw materials and volume purchase discounts when appropriate. The Company expects to see results from these reductions, as well as other cost reduction plans through 2013.

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

4.

Stock Options and Warrants

For the three months ended March 31, 2013 and March 31, 2012, respectively, the Company recorded stock-based compensation expense of $39,478 and $45,915, relating to employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at March 31, 2013 and 2012 for the options is $175,857 and $308,812, respectively, and will be recognized through March 30, 2017.

A summary of the Company’s stock option plans as of March 31, 2013, and changes during the three month period then ended is presented below:

	Three Months Ended March 31,
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2012	3,863,972	$.27
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options expired	115,000	.58
Options at end of period	3,748,972	.27
Options exercisable at March 31, 2013	2,642,798	.31

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in the Company’s nonvested options for the three months ended March 31, 2013 are summarized as follows:

	Three Months Ended March 31, 2013
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2012	1,687,000	$.13
Options granted	—	—
Options vested	580,826	.27
Options forfeited	—	—
Nonvested options at March 31, 2013	1,106,174	$.19

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11 – $1.70	3,719,972	6.41	$.26	2,613,798	$.29
$1.99 – $2.60	29,000	0.22	2.48	29,000	2.48

Totals	3,748,972	6.37	$.27	2,642,798	$.31

A summary of the Company’s warrant activity as of March 31, 2013 and changes during the three month period then ended is presented below:

	Three months ended March 31, 2013
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2012	3,899,758	$.77
Granted	—	—
Exercised	—	—
Expired	371,429	1.25
Warrants outstanding at March 31, 2013	3,528,329	$.72

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.35 – $0.75	2,446,483	1.56	$.48
$1.25	1,081,846	.32	1.25
Totals	3,528,329	1.18	$.72

5.

Notes Payable to Stockholder

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (1.544% per annum at March 31, 2013), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through March 2013, the maturity date for the agreement was extended annually from December 31, 2007 to December 31, 2014.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Between February 7, 2013 and March 5, 2013, the Company received loans in various amounts totaling $350,000, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002.

At March 31, 2013 the Company had drawn the full funding amount under the agreement of $6.1 million plus an additional $1,299,017, plus direct loans of $1,665,100, for a total amount due of $9,064,117.

For the three-months ended March 31, 2013 and 2012, the Company recorded $50,114 and $38,495, respectively, of interest expense related to the notes payable, as noted above, which is included in interest expense in the accompanying condensed consolidated statements of operations.

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

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco, a member of our board of directors, a note holder and a significant stockholder, is President of Boxwood Associates, Inc.

In December 2012, the Company renewed the lease at an annual expense of $6,750, on a condominium in Ocean Ridge, Florida until December 31, 2013.

7.

Subsequent Events

On April 8, 2013 the Company issued 50,656 shares of its common stock valued at $0.18 per share as payment for the interest, in the amount of $9,118, on a note payable in the amount of $150,000 from a stockholder who is also a director.

As partial compensation per an agreement dated May 19, 2011, and renewed on June 8, 2012, for consulting work, the Company issued 25,000 shares of its common stock valued at $0.16 per share to Monarch Communications, Inc on April 23, 2013.

On April 25, 2013 and May 9, 2013, the Company received $100,000 and $140,000, respectively, from the Company’s Chairman and CEO, as an advance for working capital needs. The loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002.

On April 9, the Company received $10,000 from Richard C. Ford as partial payment on the default final judgment in the amount of $144,160.

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

To our knowledge, currently no bypass oil filtration system has captured a substantial share of the market. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our products and our Company are positioned as, including, but not limited to:

•

A competitively priced, value-added product based on an advanced, patented technology;

•

An alternative solution to the rising costs of lubricating oils,  national concerns over dependence on foreign oil, and the growing trend toward ‘greening’ of existing technologies.

•

Providing an operational maintenance solution to end users in recognition of existing and reasonably foreseeable federal environmental legislation such as new regulation affecting diesel engines and diesel fuels, mandating cleaner diesel engines, causing greater load demands on engine lubricating oils.

•

Safely extending the lubricating and hydraulic oil to substantially reduce the carbon footprint of equipment, providing a significant environmental benefit.

•

Providing significant oil maintenance savings which will reduce engine life cycle costs from continuously clean lubricating and hydraulic oil.

•

Providing potential fuel efficiency due to a reduction of friction in the engine components from continuously clean lubricating oil.

By keeping engine and hydraulic oil continuously clean, equipment runs at optimum efficiency and the oil can be kept in use instead of changing it, possibly extending the life of the oil over numerous oil drain cycles.

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a nationwide distribution network that will not only sell but also install and support our product. We currently have approximately 100 active distributors in the U.S. and internationally. The number of distributors frequently change as we add new distributors as well as when OEMs come onboard with their distribution networks.

We continue to concentrate our sales and marketing efforts to target industries open to innovative methods to reduce oil maintenance operating costs. These industries are searching for new and progressive technologies to optimize their equipment use, including bypass oil filtration. This strategy includes focus on:

•

The expansion of existing strategic relationships we have with Nabors Industries, Inc., Deere and Company, and others;

•

Continued development and expansion of our distribution network with distributors who have an established customer base;

•

Continued development of relationships with identified and targeted market segment OEMs;

•

Creating customer ‘pull-through’, a sustained level of request for our product on the OEM level; and

•

Initiating and monitoring customer evaluations for conversion into sales, both immediate and long-term.

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of product acceptance based on recent accomplishments:

•

Three-year exclusive distribution agreement with Honghua America LLC in the territories of mainland China, Hong Kong, Macau, and Taiwan.

•

Three year exclusive distribution agreement with Marine Engine & Repair, Inc. for the commercial marine industry on the West Coast of the United States, including Alaska and Hawaii.

•

The Company was named an authorized supplier of its Puradyn system for John Deere Construction and Forestry division.  The product was selected after over four years of evaluation and testing.

•

Activity in Europe, the Middle East, Asia, and South and Central America.

Our customers have found that bypass oil filtration technology affords the similar benefit and claims made by alternative energy source providers – reduce significant oil consumption and minimize a company’s carbon footprint. We believe the advantages our Company offers versus alternative energy source providers to existing and potential customers include not having to invest in new equipment; continued use of existing fleet equipment; and offering a relatively low-cost aftermarket product, installation, training, and support.

The significant reduction in the amount of waste oil the Puradyn technology provides has provided a major benefit for many of our customers, and a positive impact on the environment.  In addition, this technology has provided a reduction in the amount of man-hours needed to service and handle the oil, therefore allowing the saved man-hours to be diverted to other maintenance requirements and allowing the end-user to be more proactive and less reactive with maintenance, generating even more saving to operations.

We believe that industry acceptance will continue to grow in 2013; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in an increase in our revenues.

The Company’s sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the end-user to test and evaluate the Puradyn system on its fleet equipment. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment applications downtime or servicing, which may extend the evaluation period. Consequently, the sales cycle can be relatively long; however, doing business with several large target industry-known customers and having official supplier status at John Deere may help in achieving high end-user confidence levels to reduce evaluation times.

We believe international sales are especially well suited to our product for a number of reasons, including the fact that lubricating oil products in foreign countries are usually more expensive than in the United States.

Our focus on specific industries for the past several years and most recently, an article published in ‘Drilling Contractors Magazine’, has demonstrated a positive impact on potential customers, resulting in interest in our product.  However, while this new interest has not culminated in significant sales through the first quarter of 2013, the level and strength of the interest and verbal commitments should lead to stronger sales throughout the remainder of 2013.

Our most recent multi-year distributor agreements with Honghua America, LLC and Marine Engine & Repair, Inc. both focused on very significant, diverse industries, and ones in which we are gaining ground, could be important contributors to our growth in 2013 and beyond.  We believe that our product provides rapid and material return on investment in these industries, and it does not take the end user long to realize such benefits.

Optimizing our limited resources and obtaining sufficient capital is pivotal to accomplishing our goals. We will need to remain focused on working with OEMs, continue developing the independent distributors we have onboard and maintain growth within the specific niche industries using our system. To accomplish these tasks, we need to obtain adequate capital funding and add appropriate sales and marketing support to be sure our distributors and customers are well-served. We anticipate the short-term need for one or more sales persons plus one sales support person. Expansion into the OEM area can be rewarding in that it provides a steady flow of material requirements for our manufacturing facility. Additionally, OEM business may allow us more stability in retaining trained manufacturing personnel, a stronger supply chain with steady production, economies of scale, and the ability to better utilize our overhead with higher average material turn rates.

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

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations.  These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from current stockholders have led our independent registered public accounting firm Liggett, Vogt & Webb, P.A. to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2012 and 2011 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  We are also materially dependent upon loans from related parties to provide working capital. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, financing operations, warranty obligations and contingencies and litigation.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Impact of Inflation and Foreign Currency Translation

Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products. During the three months ended March 31, 2013 our cash was not impacted by foreign currency translations. The impact of fluctuations in foreign currency was not significant during the three month period ended March 31, 2012.

Off Balance Sheet Financing

The Company has not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties, nor has it entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

Results of Operations for the Three-months Ended March 31, 2013 Compared to the Three-months Ended March 31, 2012

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended March 31, 2013 to the three-months ended March 31, 2012:

	Three Months Ended March 31, (unaudited)
	2013	2012	Change
Net sales	$574,488	$751,502	$(177,014)
Costs and expenses:
Cost of products sold	403,533	572,219	(168,686)
Salaries and wages	279,825	282,200	(2,375)
Selling and administrative	257,701	235,552	22,149
Total costs and expenses	941,059	1,089,971	(148,912)
Other (expense) income:
Realized gain on foreign currency	—	146,255	(146,255)
Interest expense	(50,114)	(39,765)	(10,349)
Total other (expense) income	(50,114)	106,490	(156,604)
Net loss	$(416,685)	$(231,979)	$(184,706)

Net Sales

Net sales decreased 24% in the first quarter of 2013 as compared to the first quarter of 2012. The decrease in sales was primarily due to one customer whose reduced purchases accounted for 85% of the decrease in sales. Unit sales decreased 50% in 2013 as compared to 2012, while filter sales decreased 21% for the same periods.

We are dependent upon sales to a limited number of customers. Sales to four customers accounted for approximately 15%, 12%, 10% and 9%, respectively (for a total of 46%), of the consolidated net sales for the three-months ended March 31, 2013. For the three-months ended March 31, 2012, sales to three customers accounted for approximately 24%, 13% and 12%, respectively (for a total of 49%), of the consolidated net sales.

Cost of Products Sold

Cost of products sold decreased due to lower sales in the current period in comparison to the same period last year. Gross profit, however, as a percentage of sales, increased from 24% in the first quarter of 2012 to 30% in the first quarter of 2013.  The increase in gross profit is primarily attributable to three areas. During the three months ended March 31, 2012 scrap costs which are included in cost of sales, were substantially higher than those costs incurred in the three months ended March 31, 2013. This was due to a determination that specific items held in storage in 2012 could not be utilized in current production. The increase in gross profit was also attributable to sales of higher margin products and sales to customers in higher margin price categories. The last area that contributed to the increase in gross profit resulted from better pricing in the cost of cotton, purchased during the period. We have obtained alternative sources for cotton and this has contributed to improved margins. We anticipate continuing with the alternative sources in future periods.

Salaries and Wages

Salaries and wages were substantially the same for the quarter ended March 31, 2013 compared to March 31, 2012.

Selling and Administrative Expenses

Selling and administrative expenses increased by 9.4% for the three months ended March 31, 2013 from the comparable period in 2012. This increase was due to an increase in travel and marketing expense. Our outreach to international markets and additional trade show participation resulted in the increase. As we extend our reach to international customers and develop more specialized products for niche industries, we anticipate that travel and marketing costs will increase, but all other expenses will remain stable for the balance of the year. The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Three Months Ended March 31, (unaudited)
	2013	2012	Change
Employee Benefits & Payroll	$58,349	$65,449	$(7,100)
Travel & Marketing	64,027	44,287	19,740
Depreciation & Amortization	5,462	9,424	(3,962)
Engineering	4,065	681	3,384
Professional Fees	55,961	52,060	3,901
Occupancy Expense	26,459	26,482	(23)
Patent Expense	22,387	17,036	5,351
Stock Compensation	1,164	1,423	(259)
Bad Debts	217	477	(260)
Other Expenses	19,610	18,233	1,377

Total	$257,701	$235,552	$22,149

Interest Expense

Interest expense increased 26% for the period ending March 31, 2013 as compared to the period ending March 31, 2012 and was incurred primarily on the outstanding balance of the stockholder notes payable. The increase was due to higher borrowings. The Company pays interest monthly on the notes payable to the stockholder at the LIBOR Daily Floating Rate plus 1.4%, which was a weighted average of 2.198% as of March 31, 2013 as compared to 1.97% as of March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, the Company had cash of $149,531, as compared to $114,512 at December 31, 2012. At March 31, 2013, we had negative working capital of ($698,549) and our current ratio (current assets to current liabilities) was 0.63 to 1.  At December 31, 2012 we had negative working capital of ($821,616) and our current ratio was 0.61 to 1.  The decrease in working capital deficit and increase in current ratio is primarily attributable to the increase in cash, inventories and prepaid expenses offset by a satisfaction of a note payable to one of our stockholders who is also a member of our Board of Directors.

We have incurred net losses each year since inception and at March 31, 2013 we had an accumulated deficit of $56,370,411. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During the first quarter of 2013 we raised an additional $375,080 from stockholder loans.  During 2012, we raised $220,000 from stockholder loans, together with $39,335 from the exercise of options and collection on notes receivable for options and $11,146, net, from a capital lease. As of March 31, 2013, we owe our principal stockholder who is also an executive officer and director of the Company $9.1 million for funds he has advanced to us from time to time for working capital.  Interest expense on our loans was $50,114 for the three months ended March 31, 2013.

We do not currently have any commitments for capital expenditures.  Our current cash position is insufficient to cover our current operating needs for the next twelve months, and we do not have any external sources of working capital.  While we anticipate cash flows from 2013 sales activity, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due.  Although we are actively seeking additional equity investments, we have no firm commitments from any third parties and there are no assurances we will be successful in attracting additional capital.  In addition, as set forth above, we owe our stockholder $9.1 million which is due on December 31, 2014 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. During the first quarter of 2013 the due date of this note was extended from December 31, 2013 to the current due date of December 31, 2014.  We do not have sufficient funds to pay the loan when due and there are no assurances the note holder will extend the due date.

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

Cash Flows

Operating activities

For the three-month period ended March 31, 2013 net cash used in operating activities was $319,490, which primarily resulted from the net loss of $416,685. For the three-month period ended March 31, 2012 net cash used in operating activities was $255,857, which primarily resulted from the net loss of $231,979.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in prepaid expenses and other current assets in the amount of $26,638.

Investing activities

For the three months ending March 31, 2013, $18,772 was used in investing activities for the purchase of software and capitalized patent costs. For the three months ending March 31, 2012, $21,508 was used in investing activities for the purchase of equipment.

Financing activities

Net cash provided by financing activities was $373,281 for the three months ended March 31, 2013, which was composed of $375,080 in loans from our stockholders as described above, offset by $1,799 in payments of capital lease obligations.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II.   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On July 7, 2009 the Company filed a lawsuit in the Circuit Court in 15th Judicial District in and for Palm Beach County, Florida, styled Puradyn Filter Technologies, Inc. versus Richard C. Ford case number 502009CA023128XXXXMB. On August 22, 2012 we reached a settlement with the plaintiff in this civil suit.  On December 31, 2012, Mr. Ford defaulted on the terms of the settlement agreement. On February 26, 2013 the Company obtained a default final judgment in the amount of $144,160. On April 9, 2013 Mr. Ford made a payment to the Company in the amount of $10,000.

ITEM 1A.

RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 8, 2013, the Company issued 50,656 shares of its common stock valued at $0.18 per share as payment for the interest due in the amount of $9,118, on a note payable in the amount of $150,000 from a stockholder who is also a director.   The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On April 23, 2013 we issued 25,000 shares of our common stock valued at $4,000 to Monarch Communications, Inc. as partial compensation for services to us under the terms of a consulting agreement.  The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

On April 25, 2013 and May 9, 2013, the Company received a loan in the amount of $100,000 and $140,000, respectively, from the Company’s Chairman and CEO, as an advance for working capital needs. The loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002. These advances do not have a specific due date but is to be paid based on management’s determination of the Company’s ability to pay and cash flow. We are using the proceeds for working capital.

ITEM 6.

EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of principal financial officer *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*

filed herewith.

**

In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: May 14, 2013	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: May 14, 2013	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer

25