Form 10-Q
period 2013-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2013-08-13
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2013
or

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 48,540,677 shares of common stock are issued and outstanding as of August 6, 2013.

TABLE OF CONTENTS

Page No.
PART I. - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

4

CONDENSED CONSOLIDATED BALANCE SHEETS

4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

6

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

7

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

DEFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

15

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

24

ITEM 4.

CONTROLS AND PROCEDURES.

24

PART I. - FINANCIAL INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

25

ITEM 1A.

RISK FACTORS.

25

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

25

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

25

ITEM 4.

MINE SAFETY DISCLOSURE.

25

ITEM 5.

OTHER INFORMATION.

25

ITEM 6.

EXHIBITS.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $9.1 million at June 30, 2013 due our Chairman and CEO,

•

our reliance on sales to a limited number of customers,

•

our dependence on a limited number of distributors,

•

our ability to compete,

•

our ability to protect our intellectual property and

•

the application of penny stock rules to the trading in our stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31 2012
	(Unaudited)
Assets
Current assets:
Cash	$48,958	$114,512
Accounts receivable, net of allowance of $16,876 and $16,485, respectively	168,019	140,117
Inventories, net of allowance of $438,896 and $396,194, respectively	581,222	717,795
Prepaid expenses and other current assets	168,119	98,319
Total current assets	966,318	1,070,743
Property and equipment, net	81,232	78,343
Other noncurrent assets	255,298	233,692

Total assets	$1,302,848	$1,382,778

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$177,614	$195,898
Accrued liabilities	311,099	288,645
Current portion of capital lease obligation	7,751	7,428
Deferred compensation	1,315,921	1,275,388
Notes Payable - stockholders	-	125,000

Total current liabilities	1,812,385	1,892,359

Long term liabilities:
Capital lease obligation, less current portion	7,418	11,377
Notes Payable - stockholder	9,354,192	8,714,037

Total Long Term Liabilities	9,361,610	8,725,414

Total Liabilities	11,173,995	10,617,773

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value: Authorized shares – 500,000; None issued and outstanding	—	—
Common stock, $.001 par value: Authorized shares – 100,000,000; Issued and outstanding – 48,487,105 and 47,399,233, respectively	48,487	47,399
Additional paid-in capital	46,924,991	46,671,332
Accumulated deficit	(56,844,625)	(55,953,726)

Total stockholders’ deficit	(9,871,147)	(9,234,995)

Total liabilities and stockholders’ deficit	$1,302,848	$1,382,778

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$600,390	$804,099	$1,174,878	$1,555,601

Costs and expenses:
Cost of products sold	506,030	514,526	909,563	1,086,745
Salaries and wages	274,313	269,079	554,138	551,279
Selling and administrative	250,484	251,477	508,184	487,029
Total operating costs	1,030,827	1,035,082	1,971,885	2,125,053
Loss from operations	(430,437)	(230,983)	(797,007)	(569,452)

Other income (expense):
Realized gain on foreign currency	—	—	—	146,255
Other income	10,000	—	10,000	—
Interest expense	(53,778)	(42,136)	(103,892)	(81,900)
Total other expense, net	(43,778)	(42,136)	(93,892)	64,355
Loss before income taxes	(474,215)	(273,119)	(890,899)	(505,097)
Income tax expense	—	—	—	—

Net loss	$(474,215)	$(273,119)	$(890,899)	$(505,097)

Basic and diluted loss per common share
	$(.01)	$(.01)	$(.01)	$(.01)
Weighted average common shares outstanding (basic and diluted)	48,441,050	47,185,445	48,170,048	47,119,622

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2013	2012
Operating activities
Net loss	$(890,899)	$(505,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,210	23,741
Realized gain on foreign currency adjustment	—	(146,255)
Provision for bad debts	—	(6,202)
Provision for slow moving inventory	42,702	—
Amortization of deferred financing costs included in interest expense	125	251
Deferred compensation	40,533	36,591
Compensation expense on stock-based arrangements with employees, consultants, investors and vendors	95,629	116,433
Changes in operating assets and liabilities:
Accounts receivable	(27,902)	(51,555)
Inventories	93,872	(36,648)
Prepaid expenses and other current assets	(69,799)	(91,773)
Accounts payable	(18,284)	87,244
Accrued liabilities	31,572	41,578
Net cash used in operating activities	(684,241)	(531,692)

Investing activities
Capitalized patent costs	(25,421)	—
Purchases of property and equipment	(17,411)	(23,658)
Net cash used in investing activities	(42,832)	(23,658)

Financing activities
Additions to deferred financing costs	—	1,179
Proceeds from exercise of warrants	—	4,808
Proceeds from issuance of notes payable to stockholders	665,155	470,000
Proceeds from shareholder note receivable	—	34,535
Borrowings on capital lease	—	12,569
Payment of capital lease obligations	(3,636)	(3,116)
Net cash provided by financing activities	661,519	519,975

Net (decrease) in cash	(65,554)	(35,375)
Cash at beginning of period	114,512	51,152
Cash at end of period	$48,958	$15,777

Supplemental cash flow information:
Cash paid for interest	$115,598	$73,387
Cash paid for taxes	$—	$—

During the six months ended June 30, 2013, the Company converted $150,000 of notes payable and accrued interest of $9,118 into 933,009 shares of common stock at a conversion price of $0.17 per share.

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(484,215)	$(273,119)	$(890,899)	$(505,097)

Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(146,255)
Comprehensive loss	$(484,215)	$(273,119)	$(890,899)	$(651,352)

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

	Common Stock
	Shares	Amount
Balance at December 31, 2012	47,399,233	$47,399	$46,671,332	$(55,953,726)	$(9,234,995)
Common Stock issued in satisfaction of note payable and accrued interest	933,009	933	158,185	—	159,118
Common Stock to consultant	154,863	155	23,845	—	24,000
Compensation expense associated with option awards	—	—	71,629	—	71,629
Net loss	—	—	—	(890,899)	(890,899)
Balance at June 30, 2013	48,487,105	$48,487	$46,924,991	$(56,844,625)	$(9,871,147)

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.

Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six - month periods ended June 30, 2013 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2013.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, future warranty claims, valuation of share based payments, and the valuation of intangible assets including patents.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 6,695,260 and 6,925,507 for the three months and six months ended  June 30, 2013 and 2012, respectively.

Stock Compensation

The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award.  We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense for the periods ended  June 30, 2013 and June 30, 2012 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Condensed Consolidated Financial Statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Inventories consisted of the following at June 30, 2013 and December 31, 2012, respectively:

	June 30 2013	December 31, 2012
	(unaudited)
Raw materials	$914,265	$981,458
Work In Progress	—	409
Finished goods	105,853	132,122
Valuation allowance	(438,896)	(396,194)
Inventory, net	$581,222	$717,795

During the three months ended June 30, 2013 the Company recorded an additional reserve for slow moving inventory of $42,702.

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $62 and $125 for the three and six months ended June 30 2013 compared to $715 and $1,430 for the three and six months ended June 30, 2013 and 2012, respectively.  Accumulated amortization of deferred financing costs as of June 30, 2013 and 2012 was $680,773 and $682,084, respectively. Net deferred financing costs as of June 30, 2013 and December 31, 2012 was $377 and $503, respectively.

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed consolidated financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. As of June 30, 2013, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the changes in the aggregate product warranty liability for the six-months ended June 30, 2013:

Balance as of December 31, 2012	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of June 30, 2013 (unaudited)	$20,000

Comprehensive Income

FASB ASC 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the condensed consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (“Ltd.”). Comprehensive loss as of June 30, 2013 and 2012 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance. There was no comprehensive income or loss attributable to the six months ended June 30, 2013 as Ltd.’s business license was surrendered with the British authorities in January, 2012.

New Accounting Pronouncements

During the three months ended June 30, 2013 there were no new accounting pronouncements that were deemed to have a material impact on the Company’s financial results.

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $684,241 and $531,692 during the six-months ended June 30, 2013 and 2012, respectively. As a result, the Company has had to rely principally on private placements of equity and debt securities, including the conversion of debt into stock as well as stockholder loans to fund its activities to date.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•

On April 23, 2013, 25,000 shares of its common stock valued at $0.16 per share.

•

On May 15, 2013, 25,000 shares of its common stock valued at $0.16 per share.

•

On June 12, 2013, 28,572 shares of its common stock valued at $0.14 per share.

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

4.

Stock Options and Warrants

For the three months and six months ended June 30, 2013 and June 30, 2012, respectively, the Company recorded stock-based compensation expense of $32,151, $44,518, $71,629 and $80,009, respectively, relating to employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at June 30, 2013 and 2012 for the options is $175,857 and $308,812, respectively, and will be recognized through June 30, 2017.

A summary of the Company’s stock option plans as of  June 30, 2013, and changes during the six-month period then ended is presented below:

	Six Months Ended June 30,
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2012	3,863,972	$.27
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options expired	(129,000)	1.80
Options at end of period	3,734,972	$.27
Options exercisable at June 30, 2013	2,888,298	$.29

Changes in the Company’s unvested options for the six months ended June 30, 2013 are summarized as follows:

	Six Months Ended June 30, 2013
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2012	1,687,000	$.13
Options granted	—	—
Options vested	(840,236)	.12
Options cancelled	—	—
Non-Vested options at June 30, 2013	846,674	$.14

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11 – $1.70	3,719,972	6.16	$.26	2,873,298	$.28
$1.99 – $2.60	15,000	0.04	2.60	15,000	2. 608

Totals	3,734,972	6.14	$.27	2,888,298	$.29

Warrants

At June 30, 2013, 2,960,288 warrants with an average exercise price of $0.77 remain outstanding and were fully vested.

A summary of the Company’s warrant activity as of June 30, 2013 and changes during the six month period then ended is presented below:

	Six months ended June 30, 2013
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2012	3,899,758	$.77
Granted	—	—
Exercised	—	—
Expired	(939,470)	1.25
Warrants outstanding at June 30, 2013	2,960,288	.61

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.35 – $0.75	2,446,483	1.49	$.48
$1.25	513,805	.20	1.25
Totals	2,960,288	1.36	$.61

5.

Notes Payable to Stockholder

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (1.544% per annum at June 30, 2013), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through March 2013, the maturity date for the agreement was extended annually from December 31, 2007 to December 31, 2014.

On April 25, 2013, May 9, 2013 and May 31, 2013, the Company received $100,000, $140,000 and $50,000, respectively, from the Company’s Chairman and CEO, as an advance for working capital needs. The loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002.

At June 30, 2013 the Company had drawn the full funding amount under the agreement of $6.1 million plus an additional $1,589,092, plus direct loans of $1,665,100, for a total amount due of $9,354,192.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended June 30, 2013 and 2012, the Company recorded $52,306 and $40,370 of interest expense, respectively, and for the six-months ended June 30, 2013 and 2012, the Company recorded $102,420 and $78,865 respectively, of interest expense related to the notes payable, as noted above, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6.

Commitments and Contingencies

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco, a member of our board of directors, a note holder and a significant stockholder, is also the President of Boxwood Associates, Inc.

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

7.

Subsequent Events

On July 1, the Company received $136,272 from Richard C. Ford as payment of the balance remaining on the default final judgment in the amount of $134,160 in principal and $2,112 in accumulated interest.

On July 1, 2013, as partial compensation per an agreement dated May 19, 2011, and renewed on June 8, 2012 for consulting work, the Company issued 28,572 shares of its common stock valued at $0.14 per share to Monarch Communications, Inc.

On August 1, 2013, as partial compensation per an agreement dated May 19, 2011, and renewed on June 8, 2012 for consulting work, the Company issued 25,000 shares of its common stock valued at $0.16 per share to Monarch Communications, Inc.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Sales of the Company’s products, the puraDYN® bypass oil filtration system and replaceable filter elements will depend principally upon end user demand for such products and acceptance of the Company’s products by end-user customers and OEMs. The oil filtration industry has historically been competitive and, as is typically the case with innovative products, the ultimate level of demand for the Company’s products is subject to a high degree of uncertainty. Developing market acceptance for the Company’s existing and proposed products will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the benefits and cost advantages of its products. As a result of our limited resources, we have not had adequate funds available to undertake these necessary marketing efforts.

To our knowledge, currently no bypass oil filtration system has captured a substantial share of the market. We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our products and our Company are positioned as, including, but not limited to:

•

A competitively priced, value-added product based on an advanced, patented technology that keeps clean oil clean to extend oil service intervals.

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

•

Safely extending the lubricating and hydraulic oil service intervals to substantially reduce the carbon footprint of equipment, providing a significant environmental benefit.

•

Providing significant oil maintenance savings and reduced engine life cycle costs from continuously clean lubricating and hydraulic oil.

•

Providing potential fuel efficiency due to a reduction of friction in the engine components from continuously clean lubricating oil and the opportunity to minimize equipment downtime for improved operating productivity.

By keeping engine and hydraulic oil continuously clean, equipment runs at optimum efficiency and the oil can be kept in use instead of changing it, possibly extending the life of the oil over numerous oil drain cycles. We focus our sales strategy on individual end users and distributor sales efforts as well as on the development of a nationwide distribution network that will not only sell but also install and support our product. We currently have approximately 75 active distributors  in the U.S. and internationally. The number of distributors frequently changes as we add new distributors as well as when OEM comes onboard with their distribution networks.

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

•

Continued development and expansion of our distribution network with distributors who have an established customer base of our target industries;

•

Continued development of relationships with identified and target markets;

•

Creating customer ‘pull-through’, a sustained level of request for our product at the OEM level; and

•

Initiating and monitoring customer evaluations for conversion into sales, both immediate and long-term.

While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of product acceptance based on recent accomplishments:

•

In April 2013 we entered into a three-year exclusive distribution agreement with Honghua America LLC in the territories of mainland China, Hong Kong, Macau, and Taiwan,

•

In December 2012 we entered into a one year exclusive distribution agreement with MER Equipment, Inc. for the commercial marine industry on the West Coast of the United States, including Alaska and Hawaii.  This agreement, if not terminated, automatically remains in force after the expiration of the initial one year term,

•

In 2011 the Company was named an authorized supplier of its Puradyn system for John Deere Construction and Forestry division.  The product was selected after over four years of evaluation and testing; and

•

Continued activity toward potential sales growth with distributors in Europe, the Middle East, Asia, and South and Central America.

We believe that our customers have found that bypass oil filtration technology affords the similar benefit and claims made by alternative energy source providers – reduce significant oil consumption and minimize a company’s carbon footprint. We believe the advantages our Company offers versus alternative energy source providers to existing and potential customers include not having to invest in new equipment; continued use of existing fleet equipment; and offering a relatively low-cost aftermarket product, installation, training, and support.

We believe that the significant reduction in the amount of waste oil the Puradyn technology affords a major benefit for many of our customers, and a positive impact on the environment.  In addition, this technology has provided a reduction in the amount of man-hours needed to service and handle the oil, therefore allowing the saved man-hours to be diverted to other maintenance requirements and allowing the end-user to be more proactive and less reactive with maintenance, generating even more saving to operations.

We believe that industry acceptance will continue to grow in 2013 based in part upon the new exclusive distributor arrangements we have entered into in 2013; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in an increase in our revenues.

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

Our focus on specific industries for the past several years and most recently, an article published in ‘Drilling Contractors Magazine’, has demonstrated a positive impact on potential customers, resulting in interest in our product.  However, while this new interest has not culminated in significant sales through the first half of 2013, the level and strength of the interest and verbal commitments should lead to stronger sales throughout the remainder of 2013.

Our most recent multi-year distributor agreements with Honghua America, LLC and MER Equipment, Inc. were achieved within the diverse industries of oil and gas services and commercial marine, and ones in which we are gaining ground, could be important contributors to our growth in 2013 and beyond.  We believe that our product provides rapid and material return on investment in these industries, and it does not take the end user long to realize such benefits.

MER Equipment, Inc. has hosted several luncheons introducing the Puradyn product to their potential customers, and dealer network.  Since these meetings were held, several new dealers have been appointed by MER Equipment, Inc. to support our product in many different areas of the Great Northwest.  In addition, several new marine customers have agreed to evaluate the systems for implementation in their fleet.  These recent developments have prompted MER Equipment, Inc. to issue a $500,000 blanket purchase order for Puradyn products to be purchased during the first year of the agreement, to be specified by MER Equipment, Inc. in accordance with periodic forecasts and ship dates to be determined and confirmed at unspecified future dates.  In the discussions leading up to this agreement, MER Equipment, Inc. provided us with an internal, non-binding three year sales forecast estimating that it could potentially purchase approximately $2.6 million of Puradyn products from us.  There are no assurances, however, that MER Equipment, Inc. will fulfill the first year’s purchase commitment, or the non-binding estimation for future sales, and the terms of the agreement require us to provide credits for return products, subject to restocking charges.  Accordingly, while we expect that sales to MER Equipment, Inc. will have the potential to positively impact our revenues in future periods, there are no assurances that these potential sales will be realized.

Optimizing our limited resources and obtaining sufficient capital is pivotal to accomplishing our goals. We will need to remain focused on working with end-users and OEMs, and continue developing the independent distributors we have onboard while maintaining growth within the specific niche industries using our system. To accomplish these tasks, we need to obtain adequate capital funding and add appropriate sales and marketing support to be sure our distributors and customers are well-served. We anticipate the short-term need for  more sales and sales support personnel. Expansion into the OEM area can be rewarding in that it provides a steady flow of material requirements for our manufacturing facility. Additionally, OEM business may allow us more stability in retaining trained manufacturing personnel, a stronger supply chain with steady production, economies of scale, and the ability to better utilize our overhead with higher average material turn rates.

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

Impact of Inflation and Foreign Currency Translation

Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products. During the six months ended June 30, 2013 our cash was not impacted by foreign currency translations. The impact of fluctuations in foreign currency was not significant during the six  month period ended June 30, 2012.

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

Results of Operations for the Three-months Ended June 30, 2013 Compared to the Three-months Ended June 30, 2012

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended June 30, 2013 to the three-months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012	Change
Net sales	$600,390	$804,099	$(203,709)
Costs and expenses:
Cost of products sold	506,030	514,526	(8,496)
Salaries and wages	274,313	269,079	5,234
Selling and administrative	250,484	251,477	(993)
Total costs and expenses	1,030,827	1,035,082	(4,255)

Other (expense) income:
Other Income	10,000	—	10,000
Interest expense	(53,778)	(42,136)	(11,462)
Total other expense	(43,778)	(42,136)	(1,462)
Net loss	$(474,215)	$(273,119)	$(201,096)

Net Sales

Net sales decreased 25% in the three months ending June 30, 2013 compared to the three months ending June 30, 2012.  The majority of our sales decrease in the 2013 period resulted from reduced orders from two customers of $146,926 or 18.2%

Sales to three customers accounted for 20.3%, 19.3%, and 15.2% (for a total of 41.8%) of net sales for the three-months ended June 30, 2013. Sales to four customers accounted for 15.2%, 14.5%, 11.4% and 10.9% (for a total of 52%) of net sales for the three-months ended June 30, 2012.

Cost of Products Sold

Gross profit, the amount of profit to the Company after cost of products sold is deducted from net sales, as a percentage of net sales, decreased from 36.1% in the three months ending June 30, 2012 to 15.8% in the three months ending June 30, 2013.  The increase in cost of goods sold, which generates a lower gross profit, is primarily attributable to the reserve for slow moving inventory of $42,702 recorded during the three months ended June 30, 2013 and increased allocation of manufacturing overhead due to lower than expected sales. We anticipate higher gross profits in the third quarter as we do not expect any further reserves for slow moving inventory in the upcoming quarter. Fourth quarter gross profits should be at comparable levels to the current reporting period.

Salaries and Wages

Salaries and wages increased 2% for the three months ending June 30, 2013 compared to the three months ending June 30, 2012.  This minor variance resulted from an increase in salaries and wages.

Salaries and wages, as a percentage of net sales, were 45.7% for the three months ending June 30, 2013 and 33.5% for the three months ending June 30, 2012. The increase in salaries and wages as a percentage of net sales was due primarily to the decrease in net sales for the three months ending June 30, 2013 compared to the same period in 2012.

Management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses

Selling and administrative expenses decreased by less than 1% for the three months ended June 30, 2013 from the comparable period in 2012.  The decreased expenses primarily resulted from lower employee benefit costs and patent costs which were partially offset by higher travel and engineering costs.

Our outreach to international markets and additional trade show participation resulted in the increase in travel and marketing expenses in the 2013 period. As we extend our reach to international customers and continue to develop more specialized products for niche industries, we anticipate that travel and marketing costs will increase, but all other expenses will remain stable for the balance of the year. The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Three Months Ended June 30,
	2013	2012	Change
Employee Benefits	$54,390	$66,878	$(12,488)
Travel & Marketing	56,305	45,633	10,672
Depreciation & Amortization	5,805	8,997	(3,192)
Engineering	13,431	(1,888)	15,319
Professional Fees	50,861	54,517	(3,656)
Investor Relations	1,841	1,204	637
Occupancy Expense	27,920	28,573	(653)
Patent Expense	21,206	25,917	(4,711)
Stock Compensation	1,260	1,440	(180)
Bad Debts	174	419	(245)
Other Expenses	17,291	19,787	(2,496)

Total	$250,484	$251,477	$(993)

Reduced medical insurance premiums and stock option costs contributed to the decrease in employee benefits for the three months ending June 30, 2013 compared to the three months ending June 30, 2012.

Engineering expenses for the three months ended June 30, 2012 are a negative amount as a result of standard engineering fee assessed in the production of units, which exceeded the costs of engineering incurred during this period.

Professional fees decreased during the three months ended June 30, 2013 compared to 2012 primarily due to reduced fees paid to consultants which were associated with SEC filings.

Interest Expense

Interest expense increased 27% for the three months ending June 30, 2013 as compared to the three months  ending June 30, 2012 and was incurred primarily on the outstanding balance of the stockholder notes payable. The increase was due to higher borrowings.

Results of Operations for the Six-months Ended June 30, 2013 Compared to the Six-months Ended June 30, 2012

The following table sets forth the amount of increase or decrease represented by certain items reflected in the condensed consolidated statements of operations in comparing the six-months ended June 30, 2013 to the six-months ended June 30, 2012:

	Six Months Ended June 30,
	2013	2012	Change
Net sales	$1,174,878	$1,555,601	$(380,723)
Costs and expenses:
Cost of products sold	909,563	1,086,745	(177,182)
Salaries and wages	554,138	551,279	2,859
Selling and administrative	508,184	487,029	21,155
Total costs and expenses	1,971,885	2,125,053	(153,168)
Other (expense) income:
Realized gain on Foreign Currency	—	146,255	(146,255)
Other Income	10,000	—	10,000
Interest expense	(103,892)	(81,900)	(21,992)
Total other (expense) income	(93,892)	64,355	(158,247)
Net loss	$(890,899)	$(505,097)	$(385,802)

Net Sales

Net sales decreased 24.5% in the six months ending June 30, 2013 compared to the six months ending June 30, 2012.  The majority of our sales decrease in the 2013 period resulted from reduced orders from two customers in the amount of $356,591or 22.9%.

Sales to two customers individually accounted for 15.5%, and 12.4% (for a total of 27.9%) for the six months ending June 30, 2013. Sales to four customers individually accounted for 18.8%, 11.8%, 11.4% and 9.7% (for a total of 51.7%) for the six months ending June 30, 2012.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased from 30.1% in the six months ending June 30, 2012 to 22.6% in the six months ending June 30, 2013. The increase in cost of goods sold, which generates a lower gross profit, is primarily attributable to the reserve for slow moving inventory of $42,702 recorded during the six  months ended June 30, 2013 and increased allocation of manufacturing overhead due to lower than expected sales.

Salaries and Wages

Salaries and wages increased by less than 1% for the six months ending June 30, 2013 compared to the six months ending June 30, 2012.  This increase was primarily due to increased salaries and wages, as a percentage of sales, of 47.7% for the six months ending June 30, 2013 and 35.4% for the six months ending June 30, 2013.

Selling and Administrative Expenses

Selling and administrative expenses increased 4.3% for the six months ending June 30, 2013 compared to the six months ending June 30, 2012. The following table represents the major components of Selling and Administrative expenses for the six months ended June 30, 2013 and 2012 and the change of those components over their respective periods:

	Six Months Ended June 30,
	2013	2012	Change
Employee Benefits	$112,739	$132,327	$(19,588)
Travel & Marketing	120,332	89,920	30,412
Depreciation & Amortization	11,267	18,421	(7,154)
Engineering	17,496	(1,207)	18,703
Professional Fees	106,821	106,577	244
Investor Relations	2,594	1,518	1,076
Occupancy Expense	54,378	55,055	(677)
Patent Expense	43,593	42,953	640
Stock Compensation	2,424	2,863	(439)
Bad Debts	391	896	(505)
Other Expenses	36,149	37,706	(1,557)

Total	$508,184	$487,029	$(21,155)

The changes in most components of selling and administrative expenses for the six months ended June 30, 2013 from the comparable period in 2012 are the result of the same factors which impacted period to period changes described earlier in this section.

Our investor relations expense increased as a result of the cancellation of our contract with Emerging Markets. We anticipate that our expenses for investor relations will remain at or below 2012 levels for the remainder of the current year.

In May 2011 we entered into an agreement with Monarch Communications, Inc., to pay a portion of our public relations firm fees in stock. This agreement was renewed in May of 2012 and 2013. This amount has been reported as a marketing expense. Amounts reported as stock compensation for 2012 and 2013 represent the value of options issued to Directors pursuant to our 2000 Non-Employee Directors Stock Option Plan.

We anticipate expenses for the remainder of 2013 should be similar to those incurred in the six months ending June 30, 2013.

Interest Expense

Interest expense increased constant for the period ending June 30, 2013 as compared to the period ending June 30, 2012 and was incurred primarily on the outstanding balance of the stockholder notes payable. The increase was due to higher borrowings. The Company pays interest monthly on the notes payable to the stockholder at the LIBOR Daily Floating Rate plus 1.4%, which was a weighted average of 2.244% as of June 30, 2013 as compared to 1.99% as of June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, the Company had cash of $48,958, as compared to $114,512 at December 31, 2012. At June 30, 2013, we had negative working capital of ($846,067) and our current ratio (current assets to current liabilities) was 0.53 to 1.  At December 31, 2012 we had negative working capital of ($821,616) and our current ratio was 0.61 to 1.  The decrease in working capital deficit and increase in current ratio is primarily attributable to the increase in cash, inventories and prepaid expenses offset by a satisfaction of a note payable to one of our stockholders who is also a member of our Board of Directors.

We have incurred net losses each year since inception and at June 30, 2013 we had an accumulated deficit of $56,844,625. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from related parties to fund our operations. During the six months ended June 30, 2013 we raised an additional $665,135 from stockholder loans.  During 2012, we raised $220,000 from stockholder loans, together with $39,335 from the exercise of options and collection on notes receivable for options and $11,146, net, from a capital lease. As of June 30, 2013, we owe our principal stockholder who is also an executive officer and director of the Company $9.3 million for funds he has advanced to us from time to time for working capital.  Interest expense on our loans was $103,892 for the six months ended June 30, 2013.

We do not currently have any commitments for capital expenditures.  Our current cash position is insufficient to cover our current operating needs for the next twelve months, and we do not have any external sources of working capital.  Additional cash is needed to support operations, meet our working capital needs and satisfy our obligations as they become due.  Although we are actively seeking additional equity investments, we have no firm commitments from any third parties and there are no assurances we will be successful in attracting additional capital.  In addition, as set forth above, we owe our stockholder $9.3 million which is due on December 31, 2014 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs.  During the first quarter of 2013 the due date of this note was extended from December 31, 2013 to the current due date of December 31, 2014.  We do not have sufficient funds to pay the loan when due and there are no assurances the note holder will extend the due date.

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

Cash Flows

Operating activities

For the six-month period ended June 30, 2013 net cash used in operating activities was $684,241, which primarily resulted from the net loss of $890,899. For the six-month period ended June 30, 2012 net cash used in operating activities was $531,692, which primarily resulted from the net loss of $505,097. In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in prepaid expenses and other current assets in the amount of $69,799.

Investing activities

For the six months ending June 30, 2013, $42,832 was used in investing activities for the purchase of software and capitalized patent costs. For the six months ending June 30, 2012, $23,658 was used in investing activities for the purchase of equipment.

Financing activities

Net cash provided by financing activities was $661,519 for the six months ended June 30, 2013, which was composed of $665,155 in loans from our stockholders as described above, offset by $3,636 in payments of capital lease obligations.

Net cash provided by financing activities was $519,975 for the six months ending June 30, 2012, composed of borrowings on capital leases, proceeds from a shareholder note receivable related to warrants exercised, proceeds from the exercise of warrants and $470,000 of advances under the line of credit from our stockholder as described above less $3,116 in payment of capital lease obligations

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

On July 1, 2013 Mr. Ford made a payment to the company for the balance of the default final judgment in the amount of $136,272, representing principal of $134,160 and accumulated interest of $2,112.

ITEM 1A.

RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 1, 2013 we issued 28,572 shares of our common stock valued at $4,000 to Monarch Communications, Inc. as partial compensation for services to us under the terms of a consulting agreement.  On August 1, 2013 we issued Monarch Communications, Inc. an additional 25,000 shares of our common stock valued at $4,000 as partial compensation for services to us under the terms of a consulting agreement.  The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.

OTHER INFORMATION.

On May 31, 2013, the Company received a loan in the amount of $50,000 from the Company’s Chairman and CEO, as an advance for working capital needs. The loan bears interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002. This advance does not have a specific due date but is to be paid based on management’s determination of the Company’s ability to pay and cash flow. We are using the proceeds for working capital.

ITEM 6.

EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial and accounting officer *
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*

filed herewith.

**

In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: August 13, 2013	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: August 13, 2013	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial and principal accounting officer