Form 10-Q
period 2013-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2013-11-14
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013
or

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

☐ Yes   ☑ No

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 48,607,482 shares of common stock are issued and outstanding as of November 14, 2013.

i

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $9.6 million at September 30, 2013 due our Chairman and CEO,

•

our reliance on sales to a limited number of customers,

•

our dependence on a limited number of distributors,

•

our ability to compete,

•

our ability to protect our intellectual property and

•

the application of penny stock rules to the trading in our stock.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31 2012
	(Unaudited)
Assets
Current assets:
Cash	$103,639	$114,512
Accounts receivable, net of allowance of $17,289 and $16,485, respectively	223,600	140,117
Inventories, net of allowance of $438,896 and $396,194, respectively	629,541	717,795
Prepaid expenses and other current assets	133,257	98,319
Total current assets	1,090,037	1,070,743
Property and equipment, net	80,681	78,343
Other noncurrent assets	263,169	233,692

Total assets	$1,433,887	$1,382,778

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$199,530	$195,898
Accrued liabilities	283,658	288,645
Current portion of capital lease obligation	7,921	7,428
Deferred compensation	1,422,588	1,275,388
Notes Payable - stockholders	—	125,000

Total current liabilities	1,913,697	1,892,359

Long term liabilities:
Capital lease obligation, less current portion	5,372	11,377
Notes Payable - stockholder	9,579,192	8,714,037

Total Long Term Liabilities	9,584,564	8,725,414

Total Liabilities	11,498,261	10,617,773

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value: Authorized shares – 500,000; None issued and outstanding	—	—
Common stock, $.001 par value: Authorized shares – 100,000,000; Issued and outstanding – 48,564,207 and 47,399,233, respectively	48,564	47,399
Additional paid-in capital	46,966,550	46,671,332
Accumulated deficit	(57,079,488)	(55,953,726)

Total stockholders’ deficit	(10,064,374)	(9,234,995)

Total liabilities and stockholders’ deficit	$1,433,887	$1,382,778

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Net sales	$564,294	$472,743	$1,739,172	$2,028,344
Cost of products sold	383,291	394,167	1,292,854	1,480,913
Gross profit	181,003	78,576	446,318	547,431

Costs and expenses:
Salaries and wages	263,680	270,835	817,819	822,114
Selling and administrative	232,539	271,967	740,724	758,995
	496,219	542,802	1,558,543	1.581,109

Loss from operations	(315,216)	(464,226)	(1,112,225)	(1,033,678)

Other income (expense):
Realized Gain on Foreign Currency Translation Adjustment	—	—	—	146,255
Loss on notes receivable	—	(611,250)	—	(611,250)
Other income	136,273	—	146,273	—

Interest expense	(55,918)	(45,234)	(159,810)	(127,136)

Total other expense, net	80,355	(656,484)	(13,537)	(592,131)

Loss before income taxes	(234,861)	(1,120,710)	(1,125,762)	(1,625,809)

Income tax expense	—	—	—	—

Net loss	$(234,861)	$(1,120,710)	$(1,125,762)	$(1,625,809)

Basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding (basic and diluted)	48,538,577	47,282,631	48,294,241	47,174,355

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

Operating activities
Net loss	$(1,125,762)	$(1,625,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,588	34,548
Realized gain on foreign currency adjustment	—	(146,255)
Provision for bad debts	803	(8,201)
Provision for obsolete and slow moving inventory	42,702	(4,876)
Amortization of deferred financing costs included in interest expense	189	377
Compensation expense on stock-based arrangements with employees, consultants, investors and vendors	137,265	168,585
Loss on notes receivable	—	611,250
Changes in operating assets and liabilities:
Accounts receivable	(84,285)	195,405
Inventories	45,552	(10,851)
Prepaid expenses and other current assets	(34,937)	(103,566)
Accounts payable	3,632	10,222
Accrued liabilities	4,130	67,764
Deferred compensation	147,200	87,451
Net cash used in operating activities	(836,923)	(723,956)

Investing activities
Capitalized patent costs	(35,231)	(54,742)
Purchases of property and equipment	(23,362)	(25,146)
Net cash used in investing activities	(58,593)	(79,888)

Financing activities
Additions to deferred financing costs	—	1,775
Proceeds from exercise of warrants	—	4,808
Proceeds from issuance of notes payable to stockholders	898,076	795,000
Proceeds from stockholder receivable	—	34,535
Proceeds of capital lease	—	12,473
Payment of capital lease obligations	(13,433)	(4,748)
Net cash provided by financing activities	884,643	843,843

Net (decrease) increase in cash	(10,873)	39,999
Cash at beginning of period	114,512	51,152
Cash at end of period	$103,639	$91,151

Supplemental cash flow information:
Cash paid for interest	$157,297	$113,754
Cash paid for taxes	$—	$—

During the nine months ended September 30, 2013 the Company issued 882,353 shares of its common stock valued at $0.17 per share as payment for the note payable in the amount of $150,000 and 50,656 shares of its common stock valued at $0.18 per share as payment for the interest, in the amount of $9,118.

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

	Common Stock
	Shares	Amount
Balance at December 31, 2012	47,399,233	$47,399	$46,671,332	$(55,953,726)	$(9,234,995)
Common Stock issued in satisfaction of note payable and accrued interest	933,009	933	158,185	—	159,118
Common Stock to consultant	231,965	232	35,768	—	36,000
Compensation expense associated with option awards	—	—	101,265	—	101,265
Net loss	—	—	—	(1,125,762)	(1,125,762)
Balance at September 30, 2013	48,564,207	$48,564	46,966,550	$(57,079,488)	$(10,064,374)

See accompanying notes to unaudited condensed consolidated financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.

Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine - month periods ended September 30, 2013 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2013.

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

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share totaled 6,539,788 and 7,763,730 for the three months and nine months ended September 30, 2013 and 2012, respectively.

Stock Compensation

The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award.  We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense for the periods ended September 30, 2013 and September 30, 2012 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Condensed Consolidated Financial Statements.

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

Inventories consisted of the following at September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013	December 31, 2012
	(unaudited)
Raw materials	$949,109	$981,458
Work In Progress	5,096	409
Finished goods	114,232	132,122
Valuation allowance	(438,896)	(396,194)
Inventory, net	$629,541	$717,795

During the nine months ended September 30, 2013 the Company recorded an additional reserve for slow moving inventory of $42,702.

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $63 and $189 for the three and nine months ended September 30 2013 compared to $189 and $596 for the three and nine months ended September 30, 2013 and 2012, respectively.  Accumulated amortization of deferred financing costs as of September 30, 2013 and 2012 was $680,835 and $680,521, respectively. Net deferred financing costs as of September 30, 2013 and December 31, 2012 were $314 and $503, respectively.

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed consolidated financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. During the three months ended September 30, 2013 the Company incurred warranty claims amounting to $6,094 for units that were replaced at the customer’s request.  Management has evaluated the remaining warranty reserve and deemed it to be sufficient to cover future claims based on historical sales levels and known units in the field that are still within the Company’s warranty period.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the changes in the aggregate product warranty liability for the nine-months ended September 30, 2013:

Balance as of December 31, 2012	$20,000
Less: Payments made	(6,094)
Add: Provision for current period warranties	6,094
Balance as of September 30, 2013 (unaudited)	$20,000

Comprehensive Income

FASB ASC 220, Comprehensive Income establishes rules for reporting and displaying of comprehensive income and its components. Comprehensive income is the sum of net loss as reported in the condensed consolidated statements of operations and other comprehensive income transactions. Other comprehensive income transactions that currently apply to the Company result from changes in exchange rates used in translating the financial statements of its wholly owned subsidiary, Puradyn Filter Technologies, Ltd. (“Ltd.”). Comprehensive loss as of September 30, 2013 and 2012 is not shown net of taxes because the Company’s deferred tax asset has been fully offset by a valuation allowance. There was no comprehensive income or loss attributable to the nine months ended September 30, 2013 as Ltd.’s business license was surrendered with the British authorities in January, 2012.

New Accounting Pronouncements

During the three months ended September 30, 2013 there were no new accounting pronouncements that were deemed to have a material impact on the Company’s financial results.

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $836,923 and $723,956 during the nine-months ended September 30, 2013 and 2012, respectively. As a result, the Company has had to rely principally on private placements of equity and debt securities, including the conversion of debt into stock as well as stockholder loans to fund its activities to date.

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

3.

Common Stock

As partial compensation per an agreement dated May 19, 2011, and subsequently renewed on June 8, 2012 and July 24, 2013 for consultant work, the Company issued to Monarch Communications, Inc. the following:

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

•

On July 1, 2013, 28,572 shares of its common stock valued at $0.14 per share.

•

On August 1, 2013, 25,000 shares of its common stock valued at $0.16 per share.

•

On September 3, 2013, 23,529 shares of its common stock valued at $0.17 per share.

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

4.

Stock Options and Warrants

For the three months and nine months ended September 30, 2013 and September 30, 2012, respectively, the Company recorded stock-based compensation expense of $29,636, $101,265, $40,672 and $131,105 respectively, relating to employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at September 30, 2013 and 2012 for the options is $146,221 and $220,122, respectively, and will be recognized through September 30, 2017.

A summary of the Company’s stock option plans as of  September 30, 2013, and changes during the nine-month period then ended is presented below:

	Nine Months Ended September 30, 2013
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2012	3,863,972	$.27
Options granted	15,000	.18
Options exercised	—	—
Options cancelled	—	—
Options expired	(169,000)	1.66
Options at end of period	3,709,972	.26
Options exercisable at September 30, 2013	2,853,298	$.28

Changes in the Company’s unvested options for the nine months ended September 30, 2013 are summarized as follows:

	Nine Months Ended September 30, 2013
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2012	1,702,000	$.13
Options granted	15,000	.15
Options vested	(860,326)	(.17)
Options cancelled	—	—
Non-Vested options at September 30, 2013	856,674	$.18

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11 – $1.70	3,709,972	5.95	$.26	2,853,298	$.28
Totals	3,709,972	5.95	$.26	2,853,298	$.29

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants

At September 30, 2013, 2,829,816 warrants with an average exercise price of $0.77 remain outstanding and were fully vested.

A summary of the Company’s warrant activity as of September 30, 2013 and changes during the nine month period then ended is presented below:

	Nine months ended September 30, 2013
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2012	3,899,758	$.77
Granted	—	—
Exercised	—	—
Expired	(1,069,942)	(1.25)
Warrants outstanding at September 30, 2013	2,829,816	$.58

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.35 – $0.75	2,446,483	1.06	$.48
$1.25	383,333	.08	1.25
Totals	2,829,816	.92	$.58

5.

Notes Payable to Stockholder

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (1.595% per annum at September 30, 2013), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through March 2013, the maturity date for the agreement was extended annually from December 31, 2007 to December 31, 2014.

On August 22, 2013 and September 19, 2013, the Company received $125,000 and $100,000 from the Company’s Chairman and CEO as an advance for working capital needs. The loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002.

At September 30, 2013 the Company had drawn the full funding amount under the agreement of $6.1 million plus an additional $3,479,192, for a total amount due of $9, 579,192.

For the three months ended September 30, 2013 and 2012, the Company recorded $53,619 and $43,752 of interest expense, respectively, and for the nine-months ended September 30, 2013 and 2012, the Company recorded $156,666 and $122,617 respectively, of interest expense related to the notes payable, as noted above, which is included in interest expense in the accompanying condensed consolidated statements of operations.

6.

Commitments and Contingencies

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco, a member of our board of directors and a significant stockholder, is also the President of Boxwood Associates, Inc.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 24, 2013, with an effective date of May 1, 2013, we renewed a consulting agreement with Monarch Communications, Inc. for services rendered as public relations firm and media relations consultants for the Company. The term of the agreement is for twelve months. As compensation for their services, Monarch will receive a fee of $7,000, payable as $3,000 in cash and $4,000 in shares of common stock per month. Either party may terminate the agreement with 30 days’ notice. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities.  The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

On July 1, 2013 the Company received $136,273 from Richard C. Ford as payment of the balance remaining on the default final judgment in the amount of $146,273. These amounts are recorded as other income..

On September 27, 2012, the Company entered into a 72 month lease for its corporate offices and warehouse facility in Boynton Beach, Florida. The lease commenced August 1, 2013 and requires an initial rent of $12,026 per month, beginning in the third month for the first year, increasing in varying amounts to $13,941 per month in the sixth year. In addition, the Company is responsible for all operating expenses and utilities.

In December 2012, the Company renewed the lease at an annual expense of $6,750, on a condominium in Ocean Ridge, Florida until December 31, 2013.

7.

Subsequent Events

On October 16, 2013 and November 7, 2013, the Company received $100,000 and $150,000 from the Company’s Chairman and CEO as an advance for working capital needs. The loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002. (See Note 5)

On October 1, 2013, as partial compensation per terms of the agreement for consulting work, the Company issued 22,222 shares of its common stock valued at $4,000 ($0.18 per share) to Monarch Communications, Inc.

On November 1, 2013, as partial compensation per terms of the agreement for consulting work, the Company issued 21,053 shares of its common stock valued at $4,000 ($0.19 per share) to Monarch Communications, Inc.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Puradyn, which has been in business for over 25 years, and designs, manufactures, and sells the Puradyn® System, a high-efficiency bypass oil filtration system and replacement filter elements.  We generate revenues through the initial sale of the bypass oil filtration systems and through the sale of the replacement filter elements.  We purchase component parts for unit housing and filter elements and the component parts are assembled, packed and shipped from our facility in Boynton Beach, Florida.

Sales of the Company’s products depend principally upon acceptance and demand by end-user customers and OEMs.  We believe we are in a unique position to capitalize on the growing acceptance of bypass oil filtration given that our products and our Company are positioned as, including:

•

A competitively priced, value-added product based on an advanced, patented technology that keeps clean oil clean to safely extend lubricating and hydraulic oil service intervals,

•

Providing significant oil maintenance savings and reduced engine life cycle costs from continuously clean lubricating and hydraulic oil,

•

An alternative solution to the rising costs of lubricating oils, national concerns over dependence on foreign oil, and the growing trend toward ‘greening’ of existing technologies – all designed to substantially reduce the carbon footprint of equipment, which is a significant environmental benefit,

•

Safely extending the lubricating and hydraulic oil service intervals to substantially reduce the carbon footprint of equipment, providing a significant environmental benefit, and

•

Providing potential fuel efficiency due to a reduction of friction in the engine components from continuously clean lubricating oil and the opportunity to minimize equipment downtime for improved operating productivity.

We focus our sales strategy on the development of OEM and individual end user relationships, along with building distributor sales efforts to continue expansion of a nationwide distribution network that will not only sell but also install and support our product. We currently have approximately 75 active distributors in the U.S. and internationally. The Company’s sales effort not only involves educating the potential customer on the benefits of our product, but also allowing the end-user to test and evaluate the Puradyn system on its fleet equipment. While set for a specific period of time, typically ranging from three to twelve months, evaluations are often influenced by a number of variables including equipment downtime or servicing, which may extend the evaluation period.

We also focus our sales and marketing efforts to target industries open to innovative methods to reduce oil maintenance operating costs and overhaul cycles. These industries are searching for new and progressive technologies to optimize their equipment use, including bypass oil filtration. While this is a long-term and ongoing commitment, we believe we have achieved a degree of product acceptance based on recent accomplishments, including:

•

In April 2013 we entered into a three-year exclusive distribution agreement with Honghua America LLC in the territories of mainland China, Hong Kong, Macau, and Taiwan, which may potentially generate approximately $5.75 million in sales revenue.

Senior management at HongHua Group, Limited, the parent company to HongHua America LLC, has announced they will standardize on the Puradyn Systems for all their rig production and will be incorporated throughout their drilling division.  Sales through the end of October 2013 were approximately $80,000, which is under the forecasted amounts provided by Honghua; however, HongHua has demonstrated their commitment to the program with a recent purchase of oil analysis equipment to provide the necessary oil analysis for safe extension of oil drains as well as contesting the local engine manufacturers threat to void engine warranty if the systems were installed on their engines.

•

In December 2012 we entered into a one year exclusive distribution agreement with MER Equipment, Inc. for the commercial marine industry on the West Coast of the United States, including Alaska and Hawaii.  MER Equipment, Inc. issued a $500,000 blanket purchase order for Puradyn products to be purchased during the first year of the agreement, to be specified by MER Equipment, Inc. in accordance with periodic forecasts and ship dates to be determined and confirmed at unspecified future dates.  In the discussions leading up to this agreement, MER Equipment, Inc. provided us with an internal, non-binding three-year sales forecast estimating that it could potentially purchase approximately $2.6 million of Puradyn products from us.  Sales through the end of October 2013 were approximately $53,000, which is under the forecasted amounts provided by MER.  MER is currently running behind schedule with respect to their initial forecast.  However, over the past several months, they have signed nine new dealers and have hosted a customer seminar on the bypass filtration system.  This seminar has generated commitments to evaluate the system’s performance before final decision to proceed with outfitting their entire fleet of vessels.

In addition, we have been advised that 50% to 60% of all the propulsion and gen set engines sold by MER are being equipped with our bypass filtration systems.  Finally in late November, MER will be hosting another customer seminar at the Pacific Marine Expo, over 60 major customers in the industry are anticipated to attend to learn about bypass filtration and the benefits it will bring to their companies.  MER is committed, as well, to continuing its advertising in the National Fisherman and Fisherman’s News.

There are no assurances, however, that MER Equipment, Inc. or HongHua America LLC will fulfill their forecasted non-binding sales purchases and the terms of these agreements require us to provide credits for return products, subject to restocking charges.  Accordingly, while we expect that sales to MER Equipment, Inc. and HongHua America LLC will have the potential to positively impact our revenues in future periods, there are no assurances that these potential sales will be realized.

Our net sales for the third quarter of 2013 increased 19% from the comparable period in 2012.  This increase is attributable to increased activity from a number of our accounts at the beginning of the third quarter of 2013.  We believe that industry acceptance will grow in fiscal 2014 based in part upon these new exclusive arrangements we have entered into in 2013 as well as several articles promoting the benefits of using Puradyn filtration systems appearing in various industrial publications; however, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in an increase in our revenues.

We continue to address our liquidity and working capital issues as we seek to raise additional capital. Historically, we have faced difficulties in raising adequate capital and we anticipate those efforts will continue given the uncertainties facing the capital markets in the U.S. We also continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these cost reductions will impact our results of operations during the balance of 2013 and beyond. We also continue to review cost of material increases, some of which were passed through to our customers as product price increases in the past few years.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations.  These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from current stockholders have led our independent registered public accounting firm Liggett, Vogt & Webb, P.A. to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2012 and 2011 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this type financing and we cannot assure you we will be successful in raising working capital as needed.  We are also materially dependent upon loans from related parties to provide working capital. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results.

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

Impairment of long-lived assets

We periodically evaluate the recoverability of the carrying amount of our long-lived assets under the guidelines of FASB ASC 360, Property, Plant and Equipment.  Factors that we consider in making this evaluation include estimating the undiscounted net cash flows estimated to result from the assets over their remaining useful life. Should our estimates of these factors change our results of operations, our financial condition could be adversely impacted.

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

Impact of Inflation and Foreign Currency Translation

Inflation has not had a significant impact on the Company's operations. However, any significant decrease in the price for oil or labor, environmental compliance costs, and engine replacement costs could adversely impact the Company's end users cost/benefit analysis as to the use of the Company's products. During the nine months ended September 30, 2013 our cash was not impacted by foreign currency translations. The impact of fluctuations in foreign currency was not significant during the nine month period ended September 30, 2012.

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

Results of Operations for the Three-months Ended September 30, 2013 Compared to the Three-months Ended September 30, 2012

Net Sales

Net sales increased 19% in the three months ending September 30, 2013 compared to the three months ending September 30, 2012. The majority of our sales increase in the 2013 period resulted from increased sales from three customers of approximately $160,000 or 28%, which was partially offset by reduced orders of $88,000 or 16% from four customers. Replacement filter sales have accounted for 66% of net sales in 2013 compared to 57% for the same time period in 2012.

Sales to three customers accounted for 22%, 14%, and 11% (for a total of 47%) of net sales for the three-months ended September 30, 2013. Sales to four customers accounted for 18%, 14%, 12% and 10% (for a total of 54%) of net sales for the three-months ended September 30, 2012.

Cost of Products Sold

Gross profit, the amount of profit to the Company after cost of products sold is deducted from net sales, as a percentage of net sales, increased from 17% in the three months ending September 30, 2012 to 32% in the three months ending September 30, 2013. The decrease in cost of goods sold, which generates a higher gross profit, is primarily attributable to decreased allocation of manufacturing overhead due to higher sales, lower costs certain materials as we changed suppliers in October of 2012 and reduced charges for scrap materials.

Salaries and Wages

Salaries and wages decreased 2.6% for the three months ending September 30, 2013 compared to the three months ending September 30, 2012. This decrease resulted from decreased compensation. .

Salaries and wages, as a percentage of net sales, were 47% for the three months ending September 30, 2013 and 57% for the three months ending September 30, 2012. The decrease in salaries and wages as a percentage of net sales was due primarily to the increase net sales for the three months ending September 30, 2013 compared to the same period in 2012.

Management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses

Selling and administrative expenses decreased by 14% for the three months ended September 30, 2013 from the comparable period in 2012. The decreased expenses primarily resulted from lower employee benefit costs and professional fees which were partially offset by higher travel and other expenses.

Our expansion into international markets and additional trade show participation resulted in the increase in travel and marketing expenses in the 2013 period. As we continue to expand our international customer base and develop more specialized products for niche industries, we anticipate that travel and marketing costs will increase, but all other expenses will remain stable for the balance of the year. The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Three Months Ended September 30,
	2013	2012	Change
Employee Benefits	$49,950	$59,832	$(9,882)
Travel & Marketing	55,640	53,225	2,415
Depreciation & Amortization	5,045	8,385	(3,340)
Engineering	1,414	9,413	(7,999)
Professional Fees	47,030	76,316	(29,286)
Investor Relations	1,401	1,326	75
Occupancy Expense	26,928	28,695	(1,767)
Patent Expense	20,739	19,582	1,157
Stock Compensation	1,103	1,455	(352)
Bad Debts	412	(1,999)	2,411
Other Expenses	22,877	15,737	7,140

Total	$235,539	$271,967	$(39,428)

Reduced medical insurance premiums and stock option costs contributed to the decrease in employee benefits for the three months ending September 30, 2013 compared to the three months ending September 30, 2012.

Professional fees decreased during the three months ended September 30, 2013 compared to 2012 primarily due to reduced fees paid to consultants which were associated with SEC filings.

Interest Expense

Interest expense increased 23% for the three months ending September 30, 2013 as compared to the three months ending September 30, 2012 and was incurred primarily on the outstanding balance of the stockholder notes payable. The increase was due to higher borrowings.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Net Sales

Net sales decreased 14.3% in the nine months ending September 30, 2013 compared to the nine months ending September 30, 2012.  The majority of our sales decrease in the 2013 period resulted from reduced orders from four customers of approximately $425,000 or 24% which was partially offset by increased sales of approximately $216,000 or 12% from two customers.  Replacement filter sales have accounted for 66% of net sales in 2013 compared to 57% for the same time period in 2012.

Sales to two customers individually accounted for 15%, and 14% (for a total of 29%) for the nine months ending September 30, 2013. Sales to four customers individually accounted for 15%, 13%, 12% and 10% (for a total of 50%) for the nine months ending September 30, 2012.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased 1% from27% in the nine months ending September 30, 2012 to 26% in the nine months ending September 30, 2013. The increase in cost of goods sold, which generates a lower gross profit, is primarily attributable to the reserve for slow moving inventory of $42,702 recorded during the nine months ended September 30, 2013 and increased allocation of manufacturing overhead due to lower than expected sales, which was partially offset by lower costs for certain materials as we changed suppliers and reduced charges for scrap materials.

Salaries and Wages

Salaries and wages decreased by 1% for the nine months ending September 30, 2013 compared to the nine months ending September 30, 2012.

Salaries and wages, as a percentage of net sales, were 47% for the nine months ending September 30, 2013 and 41% for the nine months ending September 30, 2012. The increase in salaries and wages as a percentage of net sales was due primarily to the decrease in net sales for the nine months ending September 30, 2013 compared to the same period in 2012.

Selling and Administrative Expenses

Selling and administrative expenses decreased 2% for the nine months ending September 30, 2013 compared to the nine months ending September 30, 2012. The following table represents the major components of Selling and Administrative expenses for the nine months ended September 30, 2013 and 2012 and the change of those components over their respective periods:

	Nine Months Ended September 30,
	2013	2012	Change
Employee Benefits	$162,688	$192,158	$(29,470)
Travel & Marketing	175,972	143,144	32,828
Depreciation & Amortization	16,313	26,806	(10,493)
Engineering	18,910	8,206	10,704
Professional Fees	153,852	182,893	(29,041)
Investor Relations	3,995	2,844	1,151
Occupancy Expense	81,306	83,750	(2,444)
Patent Expense	64,332	62,535	1,797
Stock Compensation	3,526	4,319	(793)
Bad Debts	803	(1,103)	1,906
Other Expenses	59,027	53,443	5,584

Total	$740,724	$758,995	$(18,271)

The changes in most components of selling and administrative expenses for the nine months ended September 30, 2013 from the comparable period in 2012 are the result of the same factors which impacted period to period changes described earlier in this section.

Professional fees decreased during the three months ended September 30, 2013 compared to 2012 primarily due to reduced fees paid to consultants which were associated with SEC filings.

Our outreach to international markets and additional trade show participation resulted in the increase in travel and marketing expenses in the 2013 period. As we extend our reach to international customers and continue to develop more specialized products for niche industries, we anticipate that travel and marketing costs will increase, but we expect all other expenses will remain stable for the balance of the year.

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

Interest Expense

Interest expense increased for the period ending September 30, 2013 as compared to the period ending September 30, 2012 and was incurred primarily on the outstanding balance of the stockholder notes payable. The increase was due to higher borrowings. The Company pays interest monthly on the notes payable to the stockholder at the LIBOR Daily Floating Rate plus 1.4%, which was a weighted average of 2.28% as of September 30, 2013 as compared to 2.03% as of September 30, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its ongoing operations. As of September 30, 2013, the Company had cash of $103,639, as compared to $114,512 at December 31, 2012. At September 30, 2013, we had negative working capital of ($823,659) and our current ratio (current assets to current liabilities) was 0.57 to 1.  At December 31, 2012 we had negative working capital of ($821,616) and our current ratio was 0.57 to 1.  The decrease in working capital deficit is primarily attributable to the increase in cash, and prepaid expenses offset by increased deferred compensation and satisfaction of a note payable to one of our stockholders who is also a member of our Board of Directors.

We have incurred net losses each year since inception and at September 30, 2013 we had an accumulated deficit of $57,079,488. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from related parties to fund our operations. During the nine months ended September 30, 2013 we raised an additional $898,076 from stockholder loans.  During 2012, we raised $795,000 from stockholder loans, together with $4,808 from the exercise of options and collection on notes receivable for options and $12,743, net, from a capital lease. As of September 30, 2013, we owe our principal stockholder who is also an executive officer and director of the Company $9.6 million for funds he has advanced to us from time to time for working capital.  Interest expense on our loans was $159,810 for the nine months ended September 30, 2013.

We do not currently have any commitments for capital expenditures.  Our current cash position is insufficient to cover our current operating needs for the next twelve months, and we do not have any external sources of working capital.  Additional cash is needed to support operations, meet our working capital needs and satisfy our obligations as they become due.  Although we are actively seeking additional equity investments, we have no firm commitments from any third parties and there are no assurances we will be successful in attracting additional capital.  In addition, as set forth above, we owe our stockholder $9.6 million which is due on December 31, 2014 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs.  During the first quarter of 2013, the due date of this note was extended from December 31, 2013 to the current due date of December 31, 2014.  We do not have sufficient funds to pay the loan when due and there are no assurances the note holder will extend the due date.

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

Cash Flows

Operating activities

For the nine-month period ended September 30, 2013 net cash used in operating activities was $836,923, which primarily resulted from the net loss of $1,125,762  in addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the decrease in accounts receivable of $84,285, inventory of $45,552, and deferred compensation of $147,200, which were partially offset by decreased  prepaid expenses of $34,937.

For the nine-month period ended September 30, 2012 net cash used in operating activities was $723,956, which primarily resulted from the net loss of $1,625,809. In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to compensation expense of $168,585, a loss on note receivable of $611,250, increased accounts receivable of $195,405 and deferred compensation of $87,451, which were partially offset by a decreased realized gain on foreign transactions of $146,255 and reduced prepaid expenses of $103,566.

Investing activities

For the nine months ending September 30, 2013, $58,593 was used in investing activities for the purchase of software and capitalized patent costs. For the nine months ending September 30, 2012, $79,888 was used in investing activities for the purchase of equipment.

Financing activities

Net cash provided by financing activities was $884,643 for the nine months ended September 30, 2013, which was composed of $898,076 in loans from our stockholders as described above, offset by $13,433 in payments of capital lease obligations.

Net cash provided by financing activities was $843,843 for the nine months ending September 30, 2012, composed of borrowings on capital leases, proceeds from a stockholder note receivable related to warrants exercised, proceeds from the exercise of warrants and $795,000 of advances under the line of credit from our stockholder as described above less $4,748 in payment of capital lease obligations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 1, 2013 we issued 28,572 shares of our common stock valued at $4,000 to Monarch Communications, Inc. as partial compensation for services to us under the terms of a consulting agreement.  On August 1, 2013 we issued Monarch Communications, Inc. an additional 25,000 shares of our common stock valued at $4,000 as partial compensation for services to us under the terms of a consulting agreement. On September 3, 2013 we issued 23,529 shares of our common stock valued at $4,000 to Monarch Communications, Inc. as partial compensation for services to us under the terms of a consulting agreement. On October 1, 2013 we issued an additional 22,222 shares of our common stock valued at $4,000 to Monarch Communications, Inc. as partial compensation for services to us under the terms of a consulting agreement. On November 1, 2013 we issued and additional 21,053 shares of our common stock valued at $4,000 to Monarch Communications, Inc. as partial compensation for services to us under the terms of a consulting agreement. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

On July 24, 2013, with an effective date of May 1, 2013, we renewed a consulting agreement with Monarch Communications, Inc. for services rendered as public relations firm and media relations consultants for the Company. The term of the agreement is for 12 months. As compensation for their services, Monarch will receive a fee of $7,000, payable as $3,000 in cash and $4,000 in shares of common stock per month.  Either party may terminate the agreement with 30 days’ notice.

On August 22, 2013  and September 19, 2013, the Company received $125,000 and $100,000 from the Company’s Chairman and CEO as an advance for working capital needs. The loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002.  We are using the funds for general working capital.

ITEM 6.

EXHIBITS.

10.14	Public Relations Agreement with Monarch Communications dated July 24, 2013*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial and accounting officer *
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*

filed herewith.

**

In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: November 14, 2013	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: November 14, 2013	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial and principal accounting officer