Form 10-K
period 2013-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2014-03-27
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Yes ☐   No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,767,529 on June 27, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 48,707,106 shares of common stock are outstanding as of March 26, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of approximately $10.0 million due our Chairman and CEO.

•

our reliance on sales to a limited number of customers,

•

the likelihood net sales to two new distributors announced in 2013 will not reach expected levels,

•

our ability to protect our intellectual property,

•

potential dilution to our stockholders from the exercise of outstanding options and warrants, and

•

the application of penny stock rules to the trading in our stock.

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

When used in this annual report, the terms "Puradyn", the “Company,” "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation, and our subsidiary. “2013” refers to the year ended December 31, 2013, “2012” refers to the year ended December 31, 2012 and “2014” refers to the year ending December 31, 2014.

PART I

ITEM 1.

BUSINESS.

The Company

We design, manufacture, market and distribute worldwide the puraDYN® bypass oil filtration system (the "Puradyn") for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. Working in conjunction with the equipment’s full-flow oil filter, the Puradyn system cleans oil by continually removing solid, liquid and gaseous contaminants from the oil through a sophisticated and unique filtration and evaporation process. For engine lubricating oil, our filters are unique in that it incorporates an additive package. Because Puradyn filtered lubricating oil is kept in a continually clean state, our system has been used effectively to safely extend oil-drain intervals and to extend the time between engine overhauls. We are the exclusive manufacturer of the disposable replacement filter elements ("Element") for the Puradyn system.

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

The Puradyn system is currently manufactured in six different sizes suitable for placement on engines or equipment with oil sump capacities ranging from a minimum of eight quarts to a maximum of 85 gallons (322 liters)  By utilizing multiple systems, sump capacities up to 510 gallons (1,931 liters) can be serviced. The PFT model uses the same filter and offers the same benefits and features of the TF model, with the added enhancements of easier serviceability and the main component of the system being more corrosion-resistant.

All Puradyn systems are compatible with virtually all standard and synthetic oils on the market and they work with engines using gasoline, diesel, propane or natural gas. The Puradyn system, ordinarily, cannot be used on engines that do not have a pressurized lubricating system.

We also manufacture and distribute replacement filter Elements for the Puradyn system. Depending upon the application, we generally recommend that the Element be replaced at the engine manufacturer's recommended/approved periodic oil change interval or as oil analysis dictates. The type of Element used also depends upon the specific type of engine or hydraulic application. A customer can change the Element and take the required oil sample in approximately five to 10 minutes.

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

We rely on management's ability to determine the existence and extent of available markets for our product. Company management has considerable sales and marketing backgrounds and devotes a significant portion of their time to sales-related activities.

Distribution

We currently have over 100 domestic and international active distributors. Currently, international sales are administered by Puradyn from the United States. The international distributors are located primarily in South America, Europe, and Asia. Our international distributors purchase product directly from the Company and sell to their existing or new customers.

Sales

Direct Sales

The Company directly and/or with the assistance of its manufacturer's representatives, distributors or other agents, markets its products directly to OEMs, other distributors and national accounts. We are dependent upon sales to a limited number of customers. During 2013 six customers together accounted for 53.5% of the Company’s net sales and during 2012 four customers together accounted for 50% of the Company’s net sales. There were four customers at December 31, 2013, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 37.1%, 12.0%, 10.7%, and 7.1% respectively of total receivables. There were four customers at December 31, 2012, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 33.9%, 17.2%, 16.9%, and 16.9% of total receivables. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

International Sales

The Company, directly and/or with the assistance of commission-based manufacturer's representatives, has established primarily non-exclusive distributors and sales representation in various countries, including Germany, South Africa, Turkey, United Kingdom, Thailand, Colombia, and others. The ultimate success of these and other distributors depends upon, among other things, their abilities to successfully introduce and sell the product in their territories including obtaining local evaluations, establishing distribution and other factors similar to those faced by the Company in the United States. Unlike domestic sales, the Company has a policy on international sales for them to be paid in advance before shipping or secured by a letter of credit. The Company’s credit risk is minimal with international sales as a result of this policy. Total international sales amounted to approximately 10.2% and 16.7% of consolidated net sales in 2013 and 2012, respectively.

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

The company has achieved ISO 9001:2008 registration from the International Organization for Standardization, validating its Quality Management Standards process for ‘design, manufacture, sales and distribution of bypass oil filtration systems and replacement filters for various industries.’

Engineering and development costs are expensed as incurred. During the years ended December 31, 2013 and 2012, we incurred engineering and development costs in the amount of $26,280 and $21,238, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

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

•

Effectively removing harmful gaseous and liquid contaminants through a heated evaporation chamber  or patented chemical formulation; and

•

Replenishing the base additives so as to maintain proper oil total base number (TBN) and viscosity

The proper use of our products reduces the need for oil maintenance services, replacement parts, original oil sales and consumption and waste oil disposal.

Some of our competitors may have more capital, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do.  Our competitors' products may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations.

Intellectual Property

The Company owns patents for the Puradyn system; filter Elements, oil flow meter, and two patents for technology, in the U.S. and certain other countries. The expiration dates of these patents range from May 2014 to August 2028. The following table provides information on our current U.S. patents.

Patent No.	Description	Date Issued
5,630,912	oil reclamation device with evaporator base and head mounted filter	May 20, 1997
5,591,330	oil filter containing a soluble thermoplastic additive material therein	July 7, 1997
5,639,965	oil reclamation system flow meter	July 17, 1997
5,718,258	releasing additives into engine oil	February 17, 1998
6,139,725	oil reclamation device with vaporization chamber	October 31, 2000
8,002,973	lubricant purification system	August 23,2011
8,298,419	multi-filter lubricant purification system	October 31, 2012
8,308,941	oil soluble additive injection apparatus	November 13, 2012
8,529,755	oil soluble additive injection apparatus	September 10, 2013
8,573,407	air and contaminant isolation and removal apparatus and method	November 5, 2013

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

During 2013 and 2012 we spent $25,955 and $20,263, respectively, on research and development.

Employees

At March 26, 2014, the Company had 22 full-time employees, including our executive officers.

None of the employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

History of our Company

The company has been incorporated in the State of Delaware since February 1988.  On February 4, 1998, the company filed a Certificate of Amendment to its Certificate of Incorporation, changing its name to Puradyn Filter Technologies Incorporated.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2013. For the years ended December 31, 2013 and 2012, we reported net losses of $1,332,292 and $2,227,473, respectively. Our net sales declined 1.2% for 2013 from 2012. At December 31, 2013, we had an accumulated deficit of approximately $57 million. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder who is also an executive officer and director of our company have led our independent registered public accounting firm to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2013 and 2012 expressing substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

OUR NET SALES ARE NOT SUFFICIENT TO FUND OUR OPERATING EXPENSES. THERE ARE NO ASSURANCES WE WILL BE ABLE TO INCREASE OUR SALES, IN THE NEAR FUTURE, TO A LEVEL WHICH WILL FUND OUR OPERATING EXPENSES.

We used cash in operations of approximately $1.0 million and approximately $1.1 million in 2013 and 2012, respectively. Our net sales have never been sufficient to fund our operating expenses and we are dependent on loans from our principal stockholder who is also an executive officer and director of our company.  During 2013 this stockholder advanced us an additional $1.1 million and an additional $150,000 to date during 2014. We continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these cost reductions will continue to assist us in future periods to reduce our cash used in operations. However, as long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources, which are extremely limited. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company.

WE NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through a credit line from one of our principal stockholder, as well as the issuance of equity and short-term loans, primarily from other affiliates. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. At December 31, 2013, we had a working capital deficit of $769,904 as compared to a working capital deficit of $821,615 at December 31, 2012. We need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. We do not have any commitments for additional capital and we cannot assure you that any additional capital will be available to us in the future upon terms acceptable to us. Given our history of losses, debt levels and general uncertainties of the capital markets, we face a number of challenges in our ability to raise capital. If we do not raise funds as needed, our ability to provide for current working capital needs, pay our obligations as they become due, grow our company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our company.

WE OWE APPROXIMATELY $ 10.0 MILLION WHICH IS DUE BY DECEMBER 31, 2015.

Since March 2002, our principal stockholder has been providing funding to us for working capital on an unsecured basis. The original amount of the credit line extended to us in 2002 was $2.5 million.  At December 31, 2013, we owed him approximately $9.8 million and he has advanced us an additional $150,000 in 2014. As extended, this loan is due on December 31, 2015 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due. Although he has continually extended the due date of this obligation since the credit line was first extended to us in 2002, most recently extending the maturity date from December 31, 2014 to December 31, 2015, there are no assurances this stockholder will continue to provide extensions to us indefinitely.  While the loan is unsecured, the repayment terms of this obligation makes it more difficult for us to secure the additional financing we need to fund our operations.

WE RELY ON SALES TO A LIMITED NUMBER OF CUSTOMERS AND THERE ARE NO ASSURANCES THAT THESE CUSTOMERS WILL CONTINUE TO PURCHASE PRODUCTS FROM US.

We are dependent upon sales to a limited number of customers. During 2013 six customers individually accounted for approximately 13.9%, 13.4%, 7.7%, 7.4%, 6.0% and 5.1% respectively (for a total of 53.5%) of our net sales. During 2012 four customers individually accounted for approximately 15%, 13%, 11% and 11% respectively (for a total of 50%) of our net sales. We do not have contracts with our customers and the loss of sales from one or more of these customers could materially impact our results of operations in future periods.

THERE ARE NO ASSURANCES OUR AGREEMENTS WITH HONGHUA AMERICA LLC (HHA) OR MER EQUIPMENT, INC. (MER) WILL ACHIEVE ESTIMATED NET SALES.

In December 2012 we entered into a one year exclusive distribution agreement with MER Equipment, Inc. (MER) for the commercial marine industry on the West Coast of the United States, including Alaska and Hawaii, which has now been extended for an additional two years.  While we initially estimated that the agreement represented potential orders of $2.6 million over a three year period, sales through the end of 2013 were approximately $61,000.  In addition, in April 2013 we entered into a three year exclusive distribution agreement with Honghua America LLC (HHA) in the territories of mainland China, Hong Kong, Macau, and Taiwan.  We initially estimated that the agreement could possibly represent $5.75 million in sales through 2015 however, sales through the end of 2013 were approximately $80,000.  Although based upon our ongoing discussions with both MER and HHA we believe both companies have demonstrated a commitment to the program, there are no assurances that our initial estimates of sales under one or both of these agreements will ever been achieved.

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

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At December 31, 2013, we had 48,632,481 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, were outstanding:

•

3,899,758 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.167 to $1.25 per share; and

•

4,194,972 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $0.11 per share to $2.60 per share.

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

ITEM 2.

PROPERTIES.

We lease approximately 25,500 square feet of office and warehouse space in Boynton Beach, Florida which serves as our principal executive offices, from an unrelated third party. Under the terms of the prior lease, which expired on July 31, 2013, we paid an average rent of approximately $188,000 per year.   On September 27, 2012 we entered into a new lease for the same facility. Effective August 1, 2013, our average annual rent will be approximately $151,564, for the six year term of the lease which expires on July 31, 2019.  In addition, we are responsible for all operating expenses and utilities.

ITEM 3.

LEGAL PROCEEDINGS.

None.

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

	High	Low
Fiscal 2012
First quarter ended March 31, 2012	$0.18	$0.06
Second quarter ended June 30, 2012	$0.20	$0.10
Third quarter ended September 30, 2012	$0.17	$0.10
Fourth quarter ended December 31, 2012	$0.28	$0.10

Fiscal 2013
First quarter ended March 31, 2013	$0.19	$0.11
Second quarter ended June 30, 2013	$0.18	$0.13
Third quarter ended September 30, 2013	$0.18	$0.14
Fourth quarter ended December 31, 2013	$0.21	$0.10

On March 26, 2014, the last sale price of our common stock as reported on the OTC Bulletin Board was $0.21. As of March 26, 2014, there were 299 record owners of our common stock. The transfer agent for the Company’s common stock is ClearTrust LLC, 16540 Pointe Village Drive, Suite 201, Lutz, Florida 33558.

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

Recent Sales of Unregistered Securities

On July 24, 2013 with an effective date of May 1, 2013, we renewed a consulting agreement with Monarch Communications, Inc. for services rendered as public relations firm and media relations consultants for the Company. The term of the agreement is for twelve months. As compensation for their services, Monarch will receive a fee of $7,000 per month, payable as $3,000 in cash and $4,000 in shares of common stock.  Either party may terminate the agreement with 30 days’ notice. As partial compensation per the agreement for consultant work, the Company issued to Monarch Communications, Inc. the following shares during the fourth quarter of 2013 and subsequent to December 31, 2013:

•

On October 1, 2013, 22,222 shares of common stock valued at $0.18 per share.

•

On November 5, 2013, 21,053 shares of common stock valued at $0. 19 per share.

•

On December 2, 2013, 25,000 shares of common stock valued at $0.16 per share.

•

On January 6, 2014, 28,571 shares of common stock valued at $0.14 per share.

•

On February 7, 2014, 25,000 shares of common stock valued at $0.16 per share.

•

On March 5, 2014, 21,053 shares of common stock valued at $0.19 per share.

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

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

Sales of the Company’s products, the puraDYN® bypass oil filtration system and replaceable filter elements depend principally upon end user demand for such products and acceptance of the Company’s products by OEMs.  Developing market acceptance for the Company’s existing and proposed products requires substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products. As a result of our limited resources in the past few years, we have not had adequate funds available to undertake these necessary marketing efforts.

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a nationwide distribution network that will not only sell but also install and support our product. We currently have approximately 100 distributors in the U.S. and internationally.

We focus our sales and marketing efforts to target industries open to innovative methods to reduce oil maintenance operating costs. We believe that these industries are searching for new and progressive ways to maintain their equipment, including bypass oil filtration. While this is a long-term and ongoing commitment, we believe we have achieved a limited amount of product acceptance based on recent accomplishments:

•

Expansion of existing strategic relationships we have with Nabors Industries, Inc., Deere & Company, and others

•

Three year exclusive distribution agreement with Honghua America LLC (HHA) in the territories of mainland China, Hong Kong, Macau, and Taiwan.  Senior management at Honghua Group Ltd, the parent company to HHA, announced it will standardize the Puradyn System on all new rig production as well as incorporate the Puradyn System throughout their drilling division.  Engineering has been completed on the incorporation of the Puradyn Systems on new rig designs.  Sales through the end of 2013 were approximately $80,000, which is under the forecasted amounts provided by HHA. Management believes that, based on:

•

Recent purchase of oil analysis equipment to provide the necessary oil analysis for safe extension of oil drains,

•

Installation of evaluation systems on government owned and operated rigs,

•

Addition of sales and support personnel, that HHA has satisfactorily demonstrated to Puradyn its commitment to the purchase, sales and service of the Puradyn System.

•

One year exclusive distribution agreement with MER Equipment, Inc. (MER) for the commercial marine industry on the West Coast of the United States, including Alaska and Hawaii, which has now been extended for an additional two years. MER issued a $500,000 blanket purchase order for Puradyn products to be purchased during the first year of the agreement in accordance with periodic forecasts based upon a three-year sales forecast. Sales through the end of 2013 were approximately $61,000 which is under the initial forecast. An increased number of international evaluations initiated in 2012-2013 may are beginning to successfully conclude. Management believes that, based on:

•

MER-sponsored extended seminars, advertising, and marketing of the product.

•

Investment in private labeling of the product to MER customers,

•

Addition of sales personnel by MER, that MER has satisfactorily demonstrated to Puradyn its commitment to the purchase sales and service of the Puradyn System.

We continue to address our liquidity and working capital issues as we seek to raise additional capital. During 2013 we borrowed an additional $1,115,205 from our principal stockholder and at December 31, 2013 we owed this stockholder approximately $9.8 million. He advanced us an additional $150,000 to date during 2014. We are materially dependent upon him continuing to provide working capital to us. We continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing and we anticipate these cost reductions will impact our results of operations during the balance of 2014 and beyond. During 2013 we improved our gross margins by 4.7% while maintaining our operating expenses at approximate 2012 levels. We also continue to review cost of material increases, some of which were passed through to our customers as product price increases in the past few years.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder, as set forth above, have led our independent registered public accounting firm Liggett, Vogt & Webb, P.A. to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2013 and 2012 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Results of Operations

Net Sales. Net sales decreased by 1.2% in 2013 compared to 2012.  Domestic sales, which represented 89.8% of net revenues in 2013, increased approximately 6.5% compared to 2012 when domestic sales represented approximately 83.3% of net sales. During 2013 the Company received increased domestic orders from a large customer. In 2013, international sales were 10.2% of the Company’s consolidated net sales. For 2012, international sales were 16.7% of the Company’s consolidated net sales. International sales declined in 2013 compared to 2012 due to one major customer’s reduction in filter purchases by 41%.

Cost of Sales. Cost of products sold, as a percentage of sales, improved slightly, to approximately 71% for 2013 from approximately 76% for 2012. The following table sets forth the components of cost of sales:

	2013	2012	% Change
Materials and Overhead	$964,894	$1,091,868	(11.6%)
Freight Out and Fees	116,889	90,348	29.4%
Scrap, Rework and Warranty adjustment	19,248	41,695	(53.8%)
Adjustment to Inventory Reserves	68,343	50,302	35.9%
Manufacturing Wages and Benefits	328,576	332,985	(1.3%)
Occupancy Expense	268,321	299,190	(10.3%)
Depreciation and Amortization	6,168	9,933	(37.9%)
Other Expenses	32,829	31,163	5.3%
	$1,805,268	$1,947,484	(7.3%)

Materials and Overhead applied along with scrap, rework and warranty adjustment expense decreased in 2013 as compared to 2012 as a result of lower overhead costs resulting from a one-time allowance payment by our landlord. The increase in freight out and fees for 2013 was due to a change in allocations. Increases to inventory reserves in 2013 was due to an increase for slow moving inventory during the year ended 2013.  Manufacturing wages and benefits decreased 10.3% primarily due to an allocation of costs. During 2013 the cost of an employee who provided administrative support in addition to manufacturing support was allocated to the cost centers as appropriate.

Salaries and Wages Salaries and wages decreased approximately 0.3% in 2013 as compared to 2012. This slight increase resulted from vested benefit accruals. Salaries and wages, as a percentage of sales, were constant at 43% for 2013 and 2012. Management anticipates minimal hiring if the OEM and niche industry targets increase sales. Otherwise, management does not anticipate any changes to our salaries and wages at our current sales volume.

Selling and Administrative Expenses Selling and administrative expenses decreased by approximately 1.0% in 2013 from 2012. The following table sets forth the components of selling and administrative expenses:

	2013	2012	% Change
Employee Benefits	$225,396	$254,044	(11.3%)
Travel & Marketing	223,952	197,940	13.1%
Depreciation/Amortization	21,354	34,390	(37.9%)
Engineering	19,955	8,874	124.9%
Professional Fees	192,512	229,836	(16.2%)
Investor Relations	4,556	4,280	6.4%
Occupancy Expense	103,446	112,331	(7.9%)
Patent Expense	87,556	80,655	8.6%
Bad Debts	(249)	(7,870)	(96.8%)
Other Expenses	79,524	53,180	49.5%
Total	$958,002	$967,660	(1.0%)

The decrease in employee benefits resulted from the impact of vested employee stock option expenses. Travel and marketing expenses increased due to the increased international travel and increased fees for marketing. Engineering expense increased in response to additional outside testing requested by a customer in their trial process. Professional fees decreased as a result of reduced accounting costs. The decrease in investor relations was due to the termination of our contract with an investment relations firm, which was replaced with a public relations firm whose expense is a part of marketing expenses. We anticipate that our selling and administration expenses will remain at the same level in 2014 as 2013. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses. The decrease was primarily due to an allowance payment received from the Company’s landlord.

Interest Expense Interest expense increased 24% in 2013 as compared to 2012 as a result of increased borrowings in 2013. The Company pays interest monthly on the notes payable to our principal stockholder at prime rate less .5%, with rates reset as often as the Federal Reserve changes interest rates, which was a weighted average of 2.305% for 2013, as compared to an average of 2.067% for 2012.

Loss on impairment of fixed assets Loss on impairment of fixed assets was $29,284 for the year ended December 31, 2013. The Company determined that certain dyes will not be used and fully impaired the value.

Gain / (loss) on note receivable On July 1, 2013 the Company received $136,273 from Richard C. Ford as payment of the balance remaining on the default final judgment in the amount of $146,273. These amounts are recorded as other income. During the year ended December 31, 2012 the Company recorded a loss of $755,350 on the Judgment due from Mr. Ford.

Miscellaneous income Miscellaneous income for the year ended December 31, 2013 represents a one-time non cash item related to certain customer credit amounts that reached the five year statute of limitations and were written off.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2013, we had cash of $161,503 as compared to cash of $114,512 at December 31, 2012. At December 31 2013, we had negative working capital of $769,904 and our current ratio (current assets to current liabilities) was .57 to 1. At December 31, 2012 we had negative working capital of approximately $821,616 and our current ratio was .57 to 1. The decrease in working capital is primarily attributable to a decrease in accounts receivable offset by an increase in cash, inventories and prepaid expenses.

We have incurred net losses each year since inception and at December 31, 2013 we had an accumulated deficit of $57,287,018. Our net sales are not sufficient to fund our operating expenses. We do not have any external sources of liquidity. Historically, from time to time we have relied on loans from related parties to fund our operations. During 2013 and 2012, we did not raise any capital. During 2013 we borrowed an additional $1,115,205 from our principal stockholder and at December 31, 2013, we owed this stockholder approximately $9.83 million for funds he has advanced to us from time to time for working capital. Interest expense on this loan was $215,696 for the year ended December 31, 2013.

We do not currently have any commitments for capital expenditures. Our current cash position is insufficient to cover our current operating needs. While we anticipate cash flows from 2014 sales activity, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. In addition, as set forth above, we owe our principal stockholder approximately $9.83 million on December 31, 2013 and he has advanced us an additional $150,000 during 2014. These amounts are due on December 31, 2015 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our stockholder will extend the due date.

We continue to address liquidity concerns because of inadequate revenue growth. As a result, cash flow from operations is insufficient to cover our liquidity needs for the immediate future. We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2014. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our company.

Operating activities

Net cash used in operating activities during 2013 was $957,941, as compared to $1,144,327 for 2012, which went primarily to fund the operating losses. During 2013, the effect of the net loss on working capital is decreased by lower inventories, prepaid expense and lower accounts payable which we partial offset by increased deferred compensation and accrued liabilities and an increase in accounts receivable. During 2012, the effect of the net loss on working capital was increased by higher accounts receivable and offset by an increase in the provision for obsolete and slow moving inventory, deferred compensation and compensation expense paid in stock based arrangements.

Investing activities

Net cash used in investing activities during 2013 was $127,845, as compared to $148,540 for 2012. The majority of the 2013 and 2012 investment activity related to capitalized patent costs and the purchase of computer equipment.

Financing activities

Net cash provided by financing activities was $1,132,777 for 2013, as compared to $1,356,227 for 2012. During 2013 $1,115,205 was received from a note payable due to our primary stockholder and another $25,000 was received from a stockholder who is also a director and the sole owner of Boxwood Associates, Inc. These amounts were offset by payment of $7,248 on capital leases.  During 2012, $1,310,020 was received from the shareholder credit line, $4,807 was received from the exercise of warrants, and $35,436 was received from the payment of a shareholder receivable.  These amounts in 2012 were offset by net proceeds from capital leases of $5,964.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained later in this report beginning on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our Chief Executive Officer and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and our Vice President who serves as our principal financial officer, concluded that as of December 31, 2013, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Vice President who serves as our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and/or members of our Board of Directors:

Name	Age	Positions
Joseph V. Vittoria	78	Chairman of the Board of Directors and Chief Executive Officer
Kevin G. Kroger	61	President, Chief Operating Officer and Director
John S. Caldwell (2)	68	Director
Forrest D. Hayes (1), (2)	81	Director
Dominick Telesco	82	Director
Charles W. Walton (1)	81	Director
Alan J. Sandler	74	Principal Financial Officer, Vice President, Chief Administrative
		Officer and Corporate Secretary

———————

(1)

Audit Committee member

(2)

Compensation Committee member

Joseph V. Vittoria was appointed to the Puradyn Board of Directors as Chairman on February 8, 2000 and to the office of Chief Executive Officer on October 24, 2006. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. from 1997 until it was sold in 2000. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc., and was its President and Chief Operating Officer from 1982 to 1987. Mr. Vittoria also serves on the Boards of Blackjets and City Car Services, Inc.

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

Dominick Telesco was appointed to the Puradyn Board of Directors on December 19, 2006. In addition to Puradyn, Mr. Telesco also serves on the Boards of the Palm Beach County Cultural Council and the United Way of Palm Beach. Mr. Telesco is Chairman of the Board of 3 Logistics Corporation and Datelco, Inc. Mr. Telesco is also President of Boxwood Association, Inc.

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2013 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2013, as well as any written representation from a reporting person that no Form 5 is required, we are aware of no officer, director or 10% or greater stockholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2013.

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

Role of our Board in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Mr. Vittoria serves as both our Chief Executive Officer and Chairman of the Board.  Messrs. Caldwell, Hayes, Telesco and Walton are considered independent directors, but we do not have a “lead” independent director.  The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management. In their roles and as independent directors, Messrs. Caldwell, Hayes, Telesco and Walton meets regularly with management to discuss strategy and risks we face and to address any questions or concerns he may have on risk management and any other matters.

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

•

understands audit committee functions.

The audit committee met four times in 2013.

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

The Compensation Committee met one time in 2013.  The Compensation Committee did not engage a compensation consultant or similar consultant nor did it consult with any third parties regarding compensation matters during 2013.

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for:

•

our principal executive officer or other individual serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 as that term is defined under Rule 3b-7 of the Exchange Act

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with FASB ASC 718, Compensation-Stock Compensation. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2013 appearing elsewhere in this report. During fiscal 2012, two of the executive officers listed below deferred approximately 50% of their base wages and/or annual increases. During 2013, one executive deferred 45% of base wages and one executive received a payout of accrued salary totaling approximately $71,000. The amounts included below reflect wages actually earned during the respective periods.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph V. Vittoria [1]	2013	—	—	—	2,726	—	—	—	2,726
	2012	—	—	—	—	—	—	—	—
Kevin Kroger [2]	2013	186,000			21,828			18,378	226,206
	2012	186,000	—	—	26,728	—	—	17,883	230,611
Alan Sandler [3]	2013	112,000			11,423			2,610	126,033
	2012	112,000	—	—	16,034	—	—	1,157	129,191

———————

1.

Mr. Vittoria, who is also the Chairman of our Board of Directors, serves as our Chief Executive Officer. Mr. Vittoria’s compensation excludes interest paid to him under the working capital loan he provides to our company. See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report.

2.

Mr. Kroger serves as our President and Chief Operating Officer. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Kroger during each fiscal year and disability and life insurance premiums we pay on his behalf. Annual salary deferral of $77,598 and $102,920, which is included in his salary for 2013 and 2012 in the foregoing table, is payable at such time as the company achieves a positive cash flow or on an emergency basis, as approved by the CEO and 150,000 employee stock options, exercisable at $.14 per share, with a four-year vesting period from date of grant.

3.

Mr. Sandler serves as our principal financial officer, Vice President, and Chief Administrative Officer. All Other Compensation in the foregoing table represents the amounts for reimbursement of Social Security and Medicare premiums. Annual salary deferral of $62,000 in 2012, which is included in his salary in the foregoing table, is payable at such time as the company achieves positive cash flow or on an emergency basis, as approved by the CEO and 75,000 employee stock options, exercisable at $.14 per share, with a four-year vesting period from date of grant.

How our Executive Officers Compensation is Determined

Mr. Vittoria, who has served as our Chief Executive Officer since October 2006, is not a party to an employment agreement with the Company. He receives no compensation and does not participate in any of the Company’s insurance plans.

On July 3, 2000, the Company entered into an employment agreement, with an initial term of three years, with Mr. Kroger, who serves as our President and Chief Operating Officer. Thereafter, the contract was amended on December 23, 2002 and July 3, 2003. The contract provided for an annual salary of $166,000, minimum bonuses of $50,000, $80,000 and $80,000, respectively, for the years 2000 through 2002; 300,000 qualified stock options; a one-year salary severance clause, and certain insurance and auto allowance compensations. On December 23, 2002, it was agreed that the President receive 100,000 shares of common stock in lieu of the $80,000 bonus due to be paid. Mr. Kroger is also entitled to paid health insurance, a life insurance and disability policy, a $1,000 per month car allowance, five weeks paid vacation and other executive benefits which may be made available from time to time. Upon entering into the agreement we granted Mr. Kroger 10-year options to purchase 300,000 shares of our common stock at the then fair market value of our common stock which vested in equal installments on the first, second, third and fourth anniversary date of the agreement. The agreement also contains customary indemnification, non-compete, confidentiality and invention assignment clauses. The term of the agreement continues on a year-to-year basis on the same terms and conditions as were in effect at the time of renewal. The agreement may be terminated by us upon Mr. Kroger’s death or disability, by us for good cause as defined in the agreement, or by either party without cause. In the event the agreement is terminated on Mr. Kroger’s death, by us for cause or by him without cause, we do not owe any severance benefits. If the agreement is terminated as a result of his disability, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year.  If the agreement is terminated by us without cause or by Mr. Kroger in the event of a change of control of our company, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year, together with any declared but unpaid bonus. The addendum dated July 3, 2003 discontinued the bonus provision of the contract but all other terms and conditions of the contract remain in effect. During the fiscal year 2013, Mr. Kroger’s base annual salary was $185,920 with approximately $77,598 deferred annually.

Mr. Sandler, who has served as our principal financial officer since April 2010 and Vice President and Chief Administrative Officer since January 2000, is not a party to an employment agreement with the Company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Sandler’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in determining the amount of Mr. Sandler’s compensation. During fiscal year 2013 Mr. Sandler’s compensation package included a base annual salary of $112,000, with a portion deferred until such time as the company reaches positive cash flow, and company-provided insurance benefits and reimbursement of his Social Security and Medicare premiums. The amount payable to Mr. Sandler can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2013:

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Joseph V. Vittoria						—	—	—	—
						—	—	—	—
	92,593	—	—	.50	7/17/14	—	—	—	—
	21,008	—	—	.50	8/6/15	—	—	—	—
	20,492			.50	1/10/16
		500,000		.18	11/22/18
Kevin Kroger	100,000	—	—	0.26	06/10/18	—	—	—	—
	100,000		—	0.21	9/8/20	—	—	—	—
	37,500	112,500	—	0.28	02/04/21	—	—	—	—
	—	150,000	—	0.14	3/30/22	—	—	—	—
Alan Sandler	100,000	—	—	0.26	06/10/18	—	—	—	—
	100,000	—	—	0.30	08/05/18	—	—	—	—
	75,000		—	0.21	09/08/20	—	—	—	—
	18,750	56,250	—	0.28	02/04/21	—	—	—	—
	25,000	50,000	—	0.14	3/30/22	—	—	—	—

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

As of December 31, 2013, under the Directors’ Plan, options to purchase 170,000 shares of common stock were outstanding. As of December 31, 2013, under the 1996 Plan, there were no non-qualified options outstanding, under the 1999 Plan, incentive stock options to purchase 1,417,583 shares of common stock were outstanding and, under the 2010 Plan, incentive stock options to purchase 2,771,389 shares of common stock were outstanding.

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

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2013. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2013 appearing elsewhere in this report.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation earnings ($)	All other compensation ($)	Total ($)
Joseph V. Vittoria	—	—	—	—	—	—	—
John S. Caldwell (2)	—	—	1,191	—	—	—	1,191
Forrest D. Hayes (3)	—	—	1,841	—	—	—	1,841
Kevin G. Kroger	—	—	—	—	—	—	—
Dominick Telesco (4)	24,000	—	822	—	—	—	24,822
Charles W. Walton (5)	—	—	1,303	—	—	—	1,303

———————

(1)

On August 27, 2013, General Caldwell was granted options to purchase 7,500 shares of common stock at an exercise price of $0.18 per share, vesting on August 27, 2015 and expiring on August 27, 2018.

(2)

On November 11, 2013, Mr. Hayes was granted options to purchase 10,000 shares of common stock at an exercise price of $0.18 per share, vesting on November 11, 2015 and expiring on November 11, 2018.

(3)

On December 20, 2013, Mr. Telesco was granted options to purchase 5,000 shares of common stock at an exercise price of $0.13 per share, vesting on December 18, 2015 and expiring on December 18, 2018. On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco is President of Boxwood Associates, Inc.

(4)

On August 27, 2013, Dr. Walton was granted options to purchase 7,500 shares of common stock at an exercise price of $0.18 per share, vesting on August 27, 2015 and expiring on August 27, 2018.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 26, 2014 we had 48,707,106 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2014 by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Joseph V. Vittoria (1)	5,565,410	11.4%
Kevin G. Kroger (2)	1,142,709	2.3%
Alan J. Sandler (3)	435,892	*
Lieutenant General John S. Caldwell, Jr. US Army (retired)(4)	72,500	*
Forrest D. Hayes (5)	40,000	*
Dominick Telesco (6)	6,843,648	14.0%
Dr. Charles W. Walton (7)	401,428	*
All officers and directors as a group (eight persons) (1)(2)(3)(4)(5)(6)(7)	14,501,587	30.1%
Quantum Industrial Partners, LDC (8)	4,570,000	9.5%
Glenhill Capital Management, LP (9)	3,773,808	7.8%

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

The number of shares beneficially owned by Mr. Vittoria excludes:

•

unvested options to purchase 500,000 shares of common stock at $.18 per share through November 22, 2018.

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

The address for Quantum Industrial Partners, LTDC is c/o Curacao Corporation Company, N.V., Kaya Flamboyan, Willenstad Curacao, Netherlands, Antilles.

(9)

The address for Glenhill Capital Management, LP is 598 Madison Avenue, 12th Floor, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
1999 Stock Option Plan	1 ,273,583	.35	—
2010 Stock Option Plan	2,796,389.20		1,203,611
2000 Non-Employee Directors Plan	150,000.20		250,000

Plans not approved by stockholders	N/A	N/A	N/A

A description of each of these plans is contained earlier in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

On March 28, 2002, we executed a letter agreement with Mr. Joseph Vittoria, our CEO and Chairman, whereby he agreed to initially fund up to $2.5 million. The letter agreement, as currently amended, provides that he will fund up to $6.1 million to us on an unsecured basis. During March of each year, 2006 through 2013, the maturity date for the agreement was extended annually from December 31, 2007 to December 31, 2015.  At December 31, 2013 we owed Mr. Vittoria approximately $9.8 million. In 2014, the Company has received additional advances from Mr. Vittoria totaling $150,000 for working capital needs.

Amounts drawn bear interest at the prime rate per annum payable monthly and are due December 31, 2015 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of 2013 and 2012 we paid Boxwood Associates, Inc. $24,000 under this agreement. Mr. Dominick Telesco, a member of our board of directors, is President of Boxwood Associates, Inc.

On December 12, 2012, the Company received a loan from Mr. Telesco in the amount of $25,000. On February 13, 2013, Mr. Telesco accepted 882,353 shares of common stock as payment for the loan balance of $150,000, which included an additional loan of $25,000 received by the Company in 2013. On April 8, 2013 the Company issued 50,656 shares of common stock valued at $0.18 per share as payment for the interest, in the amount of $9,118, on the above-mentioned loan balance. The proceeds were used for working capital.

Director Independence

John S. Caldwell, Forrest D. Hayes, Dominick Telesco and Charles W. Walton are considered "independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Liggett, Vogt & Webb, P.A., formerly Webb and Company, P.A. served as our independent registered public accounting firm for fiscal 2013 and fiscal 2012. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2013 and fiscal 2012.

	Fiscal 2013	Fiscal 2012

Audit Fees	$46,000	$40,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$46,000	$40,000

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated December 30, 1996 (2)
3.2	Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (3)
3.3	Bylaws (1)
3.4	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011 (14)
4.1	Form of common stock certificate (8)
4.2	Form of Class A Warrant issued to Mr. Vittoria (9)
4.3	Form of $1.25 common stock purchase warrant (7)
4.4	Form of Warrant Amendment (15)
10.1	Agreement dated June 8, 2012 by and between Puradyn Filter Technologies Incorporated and Monarch Communications, Inc. (17)
10.2	1999 Stock Option Plan (4)
10.3	2000 Non-Employee Directors’ Plan (5)
10.4	2002 Audit Committee Charter (6)
10.5	Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (1)
10.6	Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995 (1)
10.7	Lease Amendment #2 between Puradyn Filter Technologies, Inc. and Premier Gateway Center at Quantum LLP (10)
10.8	Master Distributor Agreement dated February 18, 2008 by and between Puradyn Filter Technologies Incorporated and Filter Solutions Ltd. (11)
10.9	Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger, as amended (11)
10.10	Standby Commitment Agreement Amendment No. 16 dated March 5, 2014*
10.11	Consulting Agreement dated October 20, 2009 between Puradyn Filter Technologies Incorporated and Boxwood Associates, Inc.(16)
10.12	2010 Stock Option Plan (13)
10.13	Lease between Puradyn Filter Technologies, Inc. and Duke PBC At Quantum I-9, LLC (18)
10.14	Public Relations Agreement with Monarch Communications dated July 24, 2013 (19)
14.1	Business Ethics and Conflicts of Interest Statement (6)
21.1	Subsidiaries of the registrant (11)
31.1	Section 302 certification of Chief Executive Officer *
31.2	Section 302 certification of Principal financial and accounting officer*
32.1	Section 906 certification of Chief Executive Officer *
32.2	Section 906 certification of Principal financial and accounting officer*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

(19)

Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puradyn Filter Technologies Incorporated (Registrant)

By:	/s/ Joseph V. Vittoria
Chairman and Chief Executive Officer
Date: March 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

March 27, 2014

By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria Chief Executive Officer and Chairman of the Board, principal executive officer

By:	/s/ Alan J. Sandler
Alan J. Sandler principal financial and principal accounting officer, Vice President, Chief Administrative Officer and Secretary to the Board

By:	/s/ Kevin G. Kroger
Kevin G. Kroger, President and Chief Operating Officer and Director

By:	/s/ John S. Caldwell
John S. Caldwell, Director

By:	/s/ Forrest D. Hayes
Forrest D. Hayes, Director

By:	/s/ Charles W. Walton
Charles W. Walton, Director

By:	/s/ Dominick Telesco
Dominick Telesco, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Puradyn Filter Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Puradyn Filter Technologies Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puradyn Filter Technologies Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the consolidated financial statements, the Company has a net loss of $1,333,292, negative cash flow from operations of $957,941, a working capital deficiency of $769,907 and a stockholders' deficiency of $10,227,875. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

Liggett, Vogt & Webb, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 27, 2014

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$161,503	$114,512
Accounts receivable, net of allowance for uncollectible accounts of $16,236 and $16,485, respectively	182,143	140,117
Inventories, net	593,783	717,795
Prepaid expenses and other current assets	84,279	98,319
Total current assets	1,021,708	1,070,743

Property and equipment, net	57,046	78,343
Other noncurrent assets	317,508	233,189
Deferred financing costs, net	—	503
Total assets	$1,396,262	$1,382,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$103,252	$195,898
Accrued liabilities	279,470	288,645
Current portion of capital lease obligation	8,097	7,428
Deferred compensation	1,400,796	1,275,388
Notes Payable - stockholders	—	125,000
Total current liabilities	1,791,615	1,892,359

Capital lease obligation, less current portion	3,280	11,377
Notes Payable - stockholders	9,829,242	8,714,037
Total Long Term Liabilities	9,832,522	8,725,414
Total Liabilities	11,624,137	10,617,773

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding – 48,632,482 and 47,399,233, respectively	48,632	47,399
Additional paid-in capital	47,010,511	46,671,332
Accumulated deficit	(57,287,018)	(55,953,726)
Total stockholders’ deficit	(10,227,875)	(9,234,995)
Total liabilities and stockholders’ deficit	$1,396,262	$1,382,778

See accompanying notes to consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2013	2012

Net sales	$2,538,613	$2,569,499
Cost of sales	1,805,268	1,947,484
Gross profit	733,345	622,015

Costs and expenses:
Salaries and wages	1,092,529	1,096,814
Selling and administrative	958,002	967,660
Total Operating Costs	2,050,531	2,064,474

Loss from operations	(1,317,186)	(1,442,459)

Other (expense) income:
Realized gain on foreign currency translation adjustment	—	146,255
Loss on impairment of fixed assets	(29,284)	—
Settlement income	146,273	—
Gain / (loss) on note receivable	—	(755,350)
Miscellaneous income	85,719	—
Interest expense	(218,814)	(175,919)
Total other expense	(16,106)	(785,014)

Provision for income taxes	—	—

Net loss	$(1,333,292)	$(2,227,473)

Basic and diluted loss per common share	$(.03)	$(.05)

Basic and diluted weighted average common shares Outstanding	48,373,044	47,221,186

See accompanying notes to consolidated financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2013	2012
Operating activities
Net loss	$(1,333,292)	$(2,227,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,539	45,265
Realized gain on foreign currency adjustment	—	(146,255)
Impairment of fixed assets	29,284	—
Gain on customer credits	(85,719)	—
Provision for bad debts	(249)	(7,870)
Provision for obsolete and slow moving inventory	68,343	50,302
Amortization of deferred financing costs included in interest expense	503	2,442
Compensation expense on stock-based arrangements with employees, consultants, vendors and investors	181,297	207,719
Loss on notes receivable	—	755,350
Changes in operating assets and liabilities:
Accounts receivable	(41,777)	177,715
Inventories	55,669	(90,971)
Prepaid expenses and other current assets	14,040	(51,782)
Other noncurrent assets		—
Accounts payable	(6,930)	(8,523)
Accrued liabilities	22,381	47,747
Deferred compensation	102,970	102,007
Net cash used in operating activities	(957,941)	(1,144,327)

Investing activities
Capitalized patent costs	(92,337)	(122,887)
Purchases of equipment	(35,508)	(25,653)
Net cash used in investing activities	(127,845)	(148,540)

Financing activities
Proceeds from exercise of warrants	—	4,807
Proceeds from issuance of notes payable to stockholders	1,115,205	1,310,020
Proceeds from stockholder receivable	25,000	35,436
Proceeds of capital lease	—	12,474
Payment of capital lease obligations	(7,428)	(6,510)
Net cash provided by financing activities	1,132,777	1,356,227

Net increase in cash	46,991	63,360

Cash at beginning of year	114,512	51,152

Cash at end of year	$161,503	$114,512

Supplemental cash flow information
Cash paid for interest	$202,665	$157,032
Cash paid for taxes	—	—

Noncash investing and financing activities
Stock options issued in lieu of payment, for accrued interest	$9,118	$—

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Notes		Accumulated
			Additional	Receivable		Other	Total
	Common Stock		Paid-in	From	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stockholders	Deficit	Income (Loss)	Deficit

Balance at December 31, 2011	46,830,504	$46,830	$46,459,374	$(790,785)	$(53,726,253)	$146,255	$(7,864,579)

Net loss	—	—	—	—	(2,227,473)	—	(2,227,473)
Realized gain on foreign currency adjustment	—	—	—	—	—	(146,255)	(146,255)
Interest and notes receivable related to cancelled stockholder notes	—	—	—	34,535	—	—	34,535
Correction of prior private placement	(361)	—	—	—	—	—	—
Cancelled stock certificate	(6,000)	(6)	(894)	756,250	—	—	755,350
Exercise of Stock Options and Warrants	236,060	236	4,571	—	—	—	4,807
Issuance of shares to vendors	339,030	339	49,141	—	—	—	49,480
Compensation expense associated with unvested option awards	—	—	159,140	—	—	—	159,140

Balance at December 31, 2012	47,399,233	$47,399	$46,671,332	$—	$(55,953,726)	$—	$(9,234,995)

Net loss	—	—	—	—	(1,333,292)	—	(1,333,292)
Common Stock issued in satisfaction of notes payable and accrued interest	933,069	933	158,185	—	—	—	159,118
Common stock issued to consultants	300,240	300	47,700	—	—	—	48,000
Compensation expense associated with unvested option awards	—	—	133,294	—	—	—	133,294

Balance at December 31, 2013	48,632,482	$48,632	$47,010,511	$—	$(57,287,018)	$—	$(10,227,875)

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2013 and December 31, 2012, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2013 and December 31, 2012, respectively, because of their short-term natures.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

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

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $503 and $2,442 for the years ended December 31, 2013 and 2012, respectively. Accumulated amortization of deferred financing costs as of December 31, 2013 and December 31, 2012 was $681,150 and $683,096, respectively.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2013 and December 31, 2012, respectively:

	2013	2012
Balance as of beginning of year	$20,000	$20,000
Less: Payments made	(6,094)	—
Add: Provision for current years warranty	6,094	—

Balance as of end of year	$20,000	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2013 and 2012, advertising costs incurred by the Company totaled approximately $1,283 and $7,031, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2013 and 2012, engineering and development costs incurred by the Company totaled $26,280 and $21,238, respectively, and are included in selling and administrative expenses in the accompanying consolidated statements of operations.

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

In 2013 and 2012, respectively, 530,000 and 935,000 options were granted at fair market value on the date of grant pursuant to the Stock Option Plan.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2013 and December 31, 2012, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 15 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 6,466,455 in 2013 and 7,763,730 in 2012.

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

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from a current stockholder have led the Company’s management to conclude there is substantial doubt about the Company’s ability to continue as a going concern.

3. Inventories

At December 31, 2013 and December 31, 2012 inventories consisted of the following:

	2013	2012

Raw materials	$953,575	$981,458
Work In Process	5,988	409
Finished goods	98,757	132,122
Valuation allowance	(464,537)	(396,194)
	$593,783	$717,795

4. Prepaid Expenses and Other Current Assets

At December 31, 2013 and December 31, 2012, prepaid expenses and other current assets consisted of the following:

	2013	2012

Prepaid expenses	$61,399	$79,523
Deposits	22,880	17,840
Other receivables	—	956
	$84,279	$98,319

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

5. Property and Equipment

At December 31, 2013 and December 31, 2012, property and equipment consisted of the following:

	2013	2012

Machinery and equipment	$998,973	$1,011,307
Furniture and fixtures	56,558	55,828
Leasehold improvements	129,722	129,722
Software and website development	88,842	82,766
Computer hardware and software	143,886	132,134
	1,417,981	1,411,757
Less accumulated depreciation and amortization	(1,360,935)	(1,333,414)
	$57,046	$78,343

Depreciation and amortization expense of property and equipment for the years ended December 31, 2013 and 2012 is $27,521 and $44,323, respectively, of which $6,168 and $9,933 is included in cost of products sold and $21,353 and $34,390 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations. During the year ended December 31, 2013 the Company impaired $29,284 of machinery and equipment that was determined to have no future economic value.

6. Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of December 31, 2013, $34,970 is included in noncurrent assets in the accompanying consolidated balance sheet. During 2008, this lease was renewed effective August 1, 2008 and expired on July 31, 2013 and contained an annual increase of 3%. During June 2009, an amendment to the lease agreement was reached, temporarily reducing the monthly rent. The total minimum lease payments over the term of the lease were reduced from an aggregate of approximately $956,000 to approximately $925,000, or approximately 3%. On September 27, 2012 the Company entered into a non-cancellable lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the lease signed on September 27, 2012 amount to $909,383. See note 10.

The Company leases a condominium in Ocean Ridge, Florida, on an annual basis, to provide accommodations for Company use, primarily for Mr. Alan Sandler and Mr. Kevin Kroger, the Company’s Principal Financial Officer and Chief Operating Officer, respectively. The lease has an annual expense of $6,450. Rent expense under all operating leases for the years ended December 31, 2013 and 2012 totaled $282,576 and $325,588, respectively, of which $222,105 and $250,694 is included in cost of products sold and $60,471 and $74,894 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

In January 2012 and August 2011, the Company entered into capital lease obligations for the purchase of $15,383 and $13,681, respectively of office equipment, which is included in property and equipment.  As of December 31, 2013 and 2012 the office equipment was recorded net of $12,196 and $5,128, respectively, of accumulated depreciation, in the accompanying consolidated balance sheets.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

Future minimum lease commitments due for facilities and equipment leases under non-cancellable capital and operating leases at December 31, 2013 are as follows:

	Capital Leases	Operating Leases
2014	$8,970	$147,403
2015	3,458	151,766
2016	—	156,259
2017 and thereafter	—	454,029
Total minimum lease payments	12,428	$909,457
Less amount representing interest	(1,051)
Present value of minimum lease payments	$11,377

7. Accrued Liabilities

At December 31, 2013 and December 31, 2012, accrued liabilities consisted of the following:

	2013	2012
Accrued wages and benefits	$53,034	$87,867
Accrued expenses relating to vendors and others	139,654	140,290
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	44,401	40,488
Deferred rent	22,381	—
	$279,470	$288,645

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

At December 31, 2013 the Company had drawn the full funding amount under the agreement of $6.1 million plus an additional $3,729,242. At December 31, 2012 the Company had drawn the full funding amount under the agreement of $6.1 million plus an additional $2,614,037.Additionally, the Company had loans outstanding from one board member, who is also a significant stockholder, totaling $0 and $150,000 at December 31, 2013 and 2012. During 2012 this board member loaned the Company $25,000,000 respectively and forgave $25,000 in 2011. The forgiven obligations were reclassified to additional paid in capital, due to the related party nature. On February 13, 2013 the Company issued 882,353 shares of its common stock valued at $0.17 per share as payment for the note payable in the amount of $150,000 from a stockholder who is also a director. On April 8, 2013 the Company issued 50,656 shares of its common stock valued at $0.18 per share as payment for the interest, in the amount of $9,118, on the note payable in the amount of $150,000 from the stockholder who is also a director.

During the years ended December 31, 2013 and 2012, the Company incurred interest expense of $215,696 and $165,070, respectively, on its loans from the stockholder who is also a director, which is included in interest expense in the accompanying consolidated statements of operations. Also included in interest expense at December 31, 2013 and 2012 were $3,118 and $10,849 of interest related to capital lease obligations and loans from a stockholder.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

Notes payable and capital leases consisted of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Notes payable to stockholders	$9,829,242	$8,839,037
Capital lease obligation	11,377	18,805
	9,840,619	8,857,842
Less: current maturities	(8,097)	(132,428)
	$9,832,522	$8,725,414

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2013 were:

2012
2014	$8,097
2015	9,832,522
2016	—
2017 and thereafter	—
$9,840,619

9. Income Taxes

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$18,136,610	$17,613,225
Depreciation and amortization	53,214	55,369
Accrued expenses and reserves	188,441	162,817
Impairment loss	89,323	78,304
Compensatory stock options and warrants	76,871	136,756
Capital Loss Carryover	44,739	44,739
Other	18,864	18,863
Total deferred tax assets	18,608,062	18,110,073
Valuation allowance	(18,608,062)	(18,110,073)
Net deferred tax assets	$—	$—

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $18,608,062 and $18,110,073 against its net deferred taxes is necessary as of December 31, 2013 and December 31, 2012, respectively. The change in valuation allowance for the years ended December 31, 2013 and 2012 is $497,989 and $839,078 respectively.

At December 31, 2013 and December 31, 2012, respectively, the Company had $48,197,208 and $48,317,850, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2021.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2013	2012

Federal statutory taxes	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)
Nondeductible items	0.11	0.11
Change in valuation allowance	37.54	37.54
Other	(0.02)	(0.02)
	—%	—%

10. Commitments and Contingencies

Agreements

On September 27, 2012, the Company entered into a 72 month lease for its corporate offices and warehouse facility in Boynton Beach, Florida. The renewed lease commences August 1, 2013 and requires an initial rent of $12,026 per month beginning in the second month for the first year, increasing in varying amounts to $13,941 per month in the sixth year. In addition, the Company is responsible for all operating expenses and utilities.

On July 24, 2013 with an effective date of May 1, 2013, we renewed a consulting agreement with Monarch Communications, Inc. for services rendered as public relations firm and media relations consultants for the Company. The term of the agreement is for twelve months. As compensation for their services, Monarch will receive a fee of $7,000, payable as $3,000 in cash and $4,000 in shares of common stock.  Either party may terminate the agreement with 30 days’ notice. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities.  The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

On July 1, 2013 the Company received $136,273 from our former CEO as payment of the balance remaining on the default final judgment in the amount of $146,273. These amounts are recorded as settlement income.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

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

On August 28, 2013, the Company granted two directors options to purchase 15,000 shares of the Company’s common stock, at an exercise price of $0.18 per share. The options vest over a two year period and expire August 27, 2018. The quoted market price of the common stock at the time of issuance of the options was $0.18 per share. The fair value of the options totaled $723 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.07%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 201%.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

On November 22, 2013, the Company, upon recommendation and approval by the compensation committee of the board of directors, granted an employee options to purchase 500,000 shares of the Company’s common stock, at an exercise price of $0.18 per share.  The options vest over a three-year period and expire November 22, 2018.  As the employee also owns stock representing more than 10% of voting power of all stock outstanding, option exercise price is 110% of the fair market value based on the closing price of a share of common stock on November 22, 2013. The fair value of the options totaled $77,702 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.63%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 197%.

On December 19, 2013, the Company granted one director options to purchase 5,000 shares of the Company’s common stock, at an exercise price of $0.15 per share. The options vest over a two year period and expire November 11, 2018. The quoted market price of the common stock at the time of issuance of the options was $0.18 per share. The fair value of the options totaled $2,619 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.58%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 186%.

At December 31, 2013 there was $917,403 of unrecognized compensation cost related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of .93 years.  At December 31, 2012 there was $193,806 of unrecognized compensation cost related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of .93 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the closing price. As of December 31, 2013 and 2012, the Company had options outstanding to purchase an aggregate of 4,194,972 and 3,863,972 shares respectively, with an exercise price above the quoted price of the Company’s stock, resulting in no intrinsic value.

Additional information concerning the activity in the three option plans is as follows:

	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,863,972	$.32	2,993,972	$.37
Granted	530,000.18		935,000.14
Exercised	—	—	—	—
Cancelled	(25,000)	.28	(25,000)	.14
Expired	(174,000)	1.62	(40,000)	.39
Outstanding, end of year	4,194,972.25		3,863,972.32
Exercisable, end of year	2,847,048.28		2,176,972.41
Options available for future grant, end of year	1,488,611		1,703,611

Additional information concerning the unvested options is as follows:

	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Non-Vested options at beginning of year	1,687,000.13		1,561,699	$.25
Granted	530,000.18		935,000.14
Vested	(880,326)	.22	(784,699)	.24
Cancelled	(25,000)	.14	(25,000)	.14
Non- Vested options end of year	1,311,674.18		1,687,000.13

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

Summarized information with respect to options outstanding under the three option plans at December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.17 – 1.70	4,194,972	5.61	$.25	2,847,048	$.28

	4,194,972	5.61	.25	2,847,048	. 28

The estimated fair value of each stock option grant on the date of grant was computed using the following weighted-average assumptions:

December 31,
	2013	2012
Risk-free interest rate	0.58%-0.64%	0.7%-2.33%
Expected term (life) of options (in years)	4.66-4.909	4.97-9.25
Expected dividends	—	—
Expected volatility	187.59%-210.00%	243.1%-259.16%

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

•

On September 3, 2013, 23,529 shares of its common stock valued at $0.17 per share

•

On October 1, 2013, 22,222 shares of its common stock valued at $0.18 per share

•

On November 5, 2013, 21,053 shares of common stock valued at $0.19 per share

•

On December 2, 2013, 25,000 shares of common stock valued at $0.16 per share

On February 13, 2013 the Company issued 882,353 shares of its common stock valued at $0.17 per share as payment for the note payable in the amount of $150,000 from a stockholder who is also a director. On April 8, 2013 the Company issued 50,656 shares of its common stock valued at $0.18 per share as payment for the interest, in the amount of $9,118, on the $150,000 note payable.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

13. Warrants

At December 31, 2013 and 2012, 2,271,483 and 3,899,758 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and began expiring on March 24, 2013 with the remaining warrants expiring at various dates through July 31, 2016. Information concerning the Company’s warrant activity is as follows:

	2013		2012
	Weighted Average Exercise		Weighted Average Exercise
	Warrants	Price	Warrants	Price
Outstanding, at the beginning of year	3,899,758	$.77	4,096,476	$.73
Granted	—	—	—	—
Exercised	—	—	196,718.35
Expired	(1,628,275)	1.20	—	—
Outstanding, at the end of year	2,271,483	$.46	3,899,758	$.77

	Warrants Outstanding – December 31, 2013
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.35 - $0.75	2,271,483	.89	.46
Totals	2,271,483	.89	.46

The Company granted 39,342 bonus shares in connection with a warrant modification agreement on November 21, 2011 for warrants exercised in January, 2012.

14. Related Party Transactions

In March 2002 the Company executed a binding agreement with its CEO, who is also a principal stockholder, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.305% per annum at December 31, 2013), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended from December 31, 2007 to December 31, 2013.  Refer to Note 8.

The Company has loans outstanding from one board member, who is also a significant stockholder, totaling $0 and $125,000 at December 31, 2013 and 2012. During both 2013 and  2012,  this board member loaned the Company $25,000.  On February 13, 2013 the Company issued 882,353 shares of its common stock valued at $0.17 per share as payment for the outstanding balance of $150,000 due from this stockholder,  who is also a director. On April 8, 2013 the Company issued 50,656 shares of its common stock valued at $0.18 per share as payment for the interest, in the amount of $9,118, on the $150,000 note payable  This stockholder and board member is also the President of a separate entity that provided consulting services to the Company in 2013 and 2012.  Please refer to Notes 8 and 10.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

15. Major Customers

There are concentrations of credit risk with respect to trade receivables due to the amounts owed by four customers at December 31, 2013 whose balances each represented approximately 37.1%, 12.3%, 10.7%, and 7.1% for a total of 67.2% of total trade receivables. There are concentrations of credit risk with respect to trade receivables due to the amounts owed by four customers at December 31, 2012 whose balances each represented approximately 33.9%, 17.2%, 16.9% and 16.9% for a total of 84.9% of total trade receivables.  The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

16. Subsequent Events

As partial compensation per an agreement dated May 19, 2011, and subsequently renewed on June 8, 2012 and July 24, 2013, for consultant work, the Company issued to Monarch Communications, Inc. the following:

•

On January 6, 2014, 28,571 shares of its common stock valued at $0.14 per share

•

On February 7, 2014, 25,000 shares of common stock valued at $0.16 per share.

•

On March 5, 2014, 21,053 shares of common stock valued at $0.19 per share.

In January 2014, the Company renewed the lease at an annual expense of $8,500, on a condominium in Ocean Ridge, Florida until December 31, 2014.

Between January 1, 2014 2014 and March 24, 2014, 2014, the Company received loans in various amounts totaling $150,000, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points.