Form 10-Q
period 2014-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2014-05-14
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014
or

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

☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 48,745,288 shares of common stock are issued and outstanding as of May 13, 2014.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $10.2 million at May 13, 2014 due our Chairman and CEO,

•

our reliance on sales to a limited number of customers,

•

our dependence on a limited number of distributors,

•

our ability to compete,

•

our ability to protect our intellectual property and

•

the application of penny stock rules to the trading in our stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review our Annual Report on Form 10-K for the year ended December 31, 2013 including the risks described in Part I. Item 1A. Risk Factors, and this report together with our subsequent filings with the Securities and Exchange Commission in their entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$125,085	$161,503
Accounts receivable, net of allowance for uncollectible accounts of $17,294 and $16,236, respectively	362,058	182,143
Inventories, net	603,153	593,783
Prepaid expenses and other current assets	81,851	84,279
Total current assets	1,172,147	1,021,708

Property and equipment, net	60,276	57,046
Other noncurrent assets	328,907	317,508
Total assets	$1,561,330	$1,396,262

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$149,435	$103,252
Accrued liabilities	288,719	279,470
Current portion of capital lease obligation	7,558	8,097
Deferred compensation	1,441,121	1,400,796
Total current liabilities	1,886,833	1,791,615

Capital lease obligation, less current portion	1,861	3,280
Notes Payable - stockholders	10,079,292	9,829,242
Total Long Term Liabilities	10,081,153	9,832,522
Total Liabilities	11,967,986	11,624,137

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding – 48,707,106 and 48,632,482, respectively	48,707	48,632
Additional paid-in capital	47,049,741	47,010,511
Accumulated deficit	(57,505,104)	(57,287,018)
Total stockholders’ deficit	(10,406,656)	(10,227,875)
Total liabilities and stockholders’ deficit	$1,561,330	$1,396,262

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
Net sales	$894,303	$574,488
Cost of products sold	537,770	403,533
Gross profit	356,533	170,955

Costs and expenses:
Salaries and wages	277,969	279,825
Selling and administrative	237,933	257,701
Total Operating Costs	515,902	537,526

Loss from operations	(159,369)	(366,571)

Other income (expense):
Interest expense	(58,717)	(50,114)

Net loss before income tax expense	(218,086)	(416,685)

Income tax expense	—	—

Net loss	$(218,086)	$(416,685)

Loss per share – basic and diluted:	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	48,679,675	47,896,035

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(218,086)	$(416,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,593	8,861
Provision for bad debts	1,058	217
Amortization of deferred financing costs included in interest expense	—	63
Compensation expense on stock-based arrangements with employees and consultants	39,305	51,478
Changes in operating assets and liabilities:
Accounts receivable	(180,976)	(8,011)
Inventories	(9,369)	(26,869)
(Increase) / decrease in prepaid expenses and other current assets	2,223	(26,638)
Accounts payable	46,186	39,754
Deferred compensation	40,325	30,092
Accrued liabilities	9,247	28,248
Net cash used in operating activities	(260,494)	(319,490)

Investing activities
Purchases of property and equipment	(9,999)	(4,480)
Capitalized patent costs	(14,017)	(14,292)
Net cash used in investing activities	(24,016)	(18,772)

Financing activities
Proceeds from issuance of notes payable to stockholders	250,050	375,080
Payment of capital lease obligations	(1,958)	(1,799)
Net cash provided by financing activities	248,092	373,281

Net Increase (decrease) in cash and cash equivalents	(36,418)	35,019

Cash and cash equivalents at beginning of period	161,503	114,512

Cash and cash equivalents at end of period	$125,085	$149,531

Supplemental cash flow information:
Cash paid for interest	$55,629	$46,140
Common Stock issued in satisfaction of note payable	$—	$150,000

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(UNAUDITED)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

	Common Stock
	Shares	Amount
Balance at December 31, 2013	48,632,482	$48,632	$47,010,511	$(57,287,018)	$(10,227,875)
Common Stock to consultant	74,624	75	11,925	—	12,000
Compensation expense associated with option awards	—	—	27,305	—	27,305
Net loss	—	—	—	(218,086)	(218,086)
Balance at March 31, 2014	48,707,106	$48,707	$47,049,741	$(57,505,104)	$(10,406,656)

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.

Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2014.

For further information, refer to Puradyn Filter Technologies Incorporated’s (the “Company”) financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share 5,941,455 and 7,763,730 for the three months ended March 31, 2014 and 2013, respectively.

Stock Compensation

The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award.  We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense for the periods ended March 31, 2014 and March 31, 2013 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Condensed Financial Statements.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Inventories consisted of the following at March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013
	(unaudited)
Raw materials	$977,605	$953,575
Work In Progress	276	5,988
Finished goods	89,809	98,757
Valuation allowance	(464,537)	(464,537)
Inventory, net	$603,153	$593,783

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured in accordance with FASB ASC 605, Revenue Recognition, as amended and interpreted. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying condensed financial statements.

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the three months ended March 31, 2014, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2014:

Balance as of December 31, 2013	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of March 31, 2014 (unaudited)	$20,000

New Accounting Pronouncements

During the three months ended March 31, 2014 there were no new accounting pronouncements that were deemed to have a material impact on the Company’s financial results.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $260,494 and $319,490 during the three-months ended March 31, 2014 and 2013, respectively. As a result, the Company has had to rely principally on the conversion of debt into stock as well as stockholder loans to fund its activities to date.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from two stockholders led the Company’s independent registered public accounting firm, Liggett, Vogt & Webb, P.A., to include a statement in its audit report relating to the Company’s audited financial statements for the year ended December 31, 2013 expressing substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3.

Common Stock

As partial compensation per an agreement dated May 19, 2011, and subsequently renewed on June 8, 2012 and July 24, 2013, for consultant work, the Company issued to Monarch Communications, Inc. the following:

•

On January 6, 2014, 28,571 shares of its common stock valued at $0.14 per share

•

On February 7, 2014, 25,000 shares of its common stock valued at $0.16 per share.

•

On March 5, 2014, 21,053 shares of its common stock valued at $0.19 per share.

4.

Stock Options and Warrants

For the three months ended March 31, 2014 and March 31, 2013, respectively, the Company recorded stock-based compensation expense of $27,305 and $39,478, relating to employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at March 31, 2014 and 2013 for the options is $115,744 and $175,857, respectively, and will be recognized through March 30, 2018.

A summary of the Company’s stock option plans as of March 31, 2014, and changes during the three month period then ended is presented below:

	Three Months Ended March 31,
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2013	4,194,972	$.25
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options expired	—	—
Options at end of period	4,194,972	.25
Options exercisable at March 31, 2014	3,280,374	$.27

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in the Company’s nonvested options for the three months ended March 31, 2014 are summarized as follows:

	Three Months Ended March 31, 2014
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2013	1,311,674	$.18
Options granted	—	.18
Options forfeited	(397,076)	—
Nonvested options at March 31, 2014	914,598	$.18

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.17 - 1.70	4,194,972	5.22	$.25	3,280,374	$.27
Totals	4,194,972	5.22	$.25	3,280,374	$.27

A summary of the Company’s warrant activity as of March 31, 2014 and changes during the three month period then ended is presented below:

	Three months ended March 31, 2014
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2013	2,271,483	$.46
Granted	—	—
Exercised	—	—
Expired	(525,000)	.50
Warrants outstanding at March 31, 2014	1,746,483	$.45

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.35 – 0.75	1,746,483	.86	$.45
Totals	1,746,483	.86	$.45

5.

Notes Payable to Stockholder

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.658% per annum at March 31, 2014), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through March 2014, the maturity date for the agreement was extended annually from December 31, 2007 to December 31, 2015.

Between January 1, 2014 and March 31, 2014, the Company received loans in various amounts totaling $250,050, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

At March 31, 2014 the Company had drawn the full funding amount under the agreement of $6.1 million plus an additional $3,465,275 plus direct loans of $250,000 for a total amount due of $10,079,292.

For the three-months ended March 31, 2014 and 2013, the Company recorded $58,403 and $50,114, respectively, of interest expense related to the notes payable, as noted above, which is included in interest expense in the accompanying condensed statements of operations.

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

On July 24, 2013 with an effective date of May 1, 2013, we renewed a consulting agreement with Monarch Communications, Inc. for services rendered as public relations firm and media relations consultants for the Company. The term of the agreement is for twelve months. As compensation for their services, Monarch will receive a monthly fee of $7,000, payable as $3,000 in cash and $4,000 in shares of common stock.  Either party may terminate the agreement with 30 days’ notice. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities.  The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

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

7.

Subsequent Events

As partial compensation per an agreement dated May 19, 2011, and subsequently renewed on June 8, 2012 and July 24, 2013, for consultant work, the Company issued to Monarch Communications, Inc. the following:

•

On April 1, 2014, 18,182 shares of its common stock valued at $0.22 per share

•

On May 1, 2014, 20,000 shares of its common stock valued at $0.20 per share.

On April 30, 2014, the Company received a loan in the amount of $100,000, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

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

We also focus our sales and marketing efforts to target industries open to innovative methods to reduce oil maintenance operating costs and overhaul cycles. These industries are also searching for new and progressive technologies to optimize their equipment use, including bypass oil filtration. While this is a long-term and ongoing process, we believe we have achieved a degree of product acceptance based on recent accomplishments, including:

•

Expansion of existing strategic relationships we have with Nabors Industries, Inc., Deere & Company, and others:

•

Three-year exclusive distribution agreement with Honghua America LLC (HHA) in the territories of mainland China, Hong Kong, Macau, and Taiwan.  Senior management at Honghua Group Ltd, the parent company to HHA, announced it will standardize the Puradyn System on all new rig production as well as incorporate the Puradyn System throughout their drilling division.  Engineering has been completed on the incorporation of the Puradyn Systems on new rig designs.  Puradyn was recently notified by HHA that two contracts for new rigs were recently signed, all of which will include the Puradyn System as standard equipment.  These are the first new rig contracts since announcing the Puradyn Systems will be standard on all new rigs.  Total sales to date were approximately $81,000, including $80,000 in 2013 and $1,000 in the first quarter of 2014, which is under the forecasted amounts provided by HHA. Management believes that, based on the following that HHA has satisfactorily demonstrated to Puradyn its commitment to the purchase, sales and service of the Puradyn System.

o

Recent purchase of oil analysis equipment to provide the necessary oil analysis data for safe extension of oil drains,

o

Purchase and installation of our  systems for evaluation on government owned and operated rigs,

o

Addition of sales and support personnel,

•

One year exclusive distribution agreement with MER Equipment, Inc. (MER) for the commercial marine industry on the West Coast of the United States, including Alaska and Hawaii, which has now been extended for an additional two years. MER issued a $500,000 blanket purchase order for Puradyn products to be purchased during the first year of the agreement in accordance with periodic forecasts based upon a three-year sales forecast. Total sales to date were approximately $67,000, including $61,000 in 2013 and $6,000 in the first quarter of 2014, which is under the initial forecast. An increased number of evaluations initiated in 2012 and 2013 are beginning to successfully conclude. Management believes, based on the following that MER has satisfactorily demonstrated to Puradyn its commitment to the purchase sales and service of the Puradyn System:

o

MER-sponsored extended seminars, advertising, and marketing of the product,

o

Investment in private labeling of the product to MER customers,

o

Addition of sales personnel by MER, and

o

Installation of private-labeled Puradyn Systems on all generator sets assembled at MER for their customers,

•

On April 9, management announced the receipt of an initial order from one of its distributors for Puradyn Systems for a military contract planned for 750 generator sets to be built by a major military contractor utilizing John Deere engines starting in October of 2014 and concluding in September of 2017. Following receipt of this initial order, we expect to receive future orders through our distributor to supply Puradyn systems for this military contract in accordance with military build requirement over this period.  Puradyn is a second tier supplier to this military contractor and as such does not have a separate contract with the military for this order.  If the military carries out its contract in full, it is estimated to generate around $300,000 in revenue over the three years.

Our net sales for the first quarter of 2014 increased 56% from the comparable period in 2013.  This increase is attributable to increased activity from a number of our accounts at the beginning of the third quarter of 2013.  We believe that industry acceptance will grow in fiscal 2014 based in part upon the above-mentioned exclusive arrangements we have entered into as well as sales leads attributable to several articles promoting the benefits of using Puradyn filtration systems appearing in various industrial publications.  However, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in an increase in our revenues.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the financial statements appearing elsewhere in this report affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Results of Operations for the Three-months Ended March 31, 2014 Compared to the Three-months Ended March 31, 2013

Net Sales

Net sales increased 56% in the first quarter of 2014 as compared to the first quarter of 2013. The increase in sales was primarily due to eight customers who increased purchases accounted for 78% of the increase in sales.  In addition a couple of our new distributors are beginning to generate sales in their areas, and helped to contribute to the increase in the first quarter.

We are dependent upon sales to a limited number of customers. Sales to eight customers accounted for approximately 18%. 16%, 10%, 9%, 8%, 6%, 6% and 5%, respectively (for a total of 78%), of the  net sales for the three-months ended March 31, 2014.  While we remain dependent upon sales to a limited number of customers, our sales dependence is now on a larger group of customers. Sales to four customers accounted for approximately 15%, 12%, 10% and 9%, respectively (for a total of 46%), of the net sales for the three-months ended March 31, 2013.

Cost of Products Sold

Gross profit, as a percentage of sales, increased from 30% in the first quarter of 2013 to 40% in the first quarter of 2014.  The increase in gross profit was also attributable to sales of higher margin products and sales to customers in higher margin price categories. The last area that contributed to the increase in gross profit resulted from better pricing in the cost of cotton, purchased during the period. We have obtained alternative sources for cotton and this has contributed to improved margins.

Salaries and Wages

Salaries and wages were substantially the same for the quarter ended March 31, 2014 compared to March 31, 2013.

Selling and Administrative Expenses

Selling and administrative expenses decreased by 7.7% for the three months ended March 31, 2014 from the comparable period in 2013. This decrease was due to a decrease in travel, marketing expense and professional fees to outside consultants. As we extend our reach to international customers and develop more specialized products for niche industries, we anticipate that travel and marketing costs will increase, but all other expenses will remain stable for the balance of the year. The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Three Months Ended March 31, (unaudited)
	2014	2013	Change
Employee Benefits & Payroll	$54,772	$58,349	$(3,577)
Travel & Marketing	61,397	64,027	(2,630)
Depreciation & Amortization	5,252	5,462	(210)
Engineering	(1,865)	4,065	(5,930)
Professional Fees	48,493	55,961	(7,468)
Occupancy Expense	24,463	26,459	(1,996)
Patent Expense	24,038	22,387	1,651
Stock Compensation	993	1,164	(171)
Bad Debts	1,058	217	841
Other Expenses	19,332	19,610	(278)

Total	$237,933	$257,701	$(19,768)

Interest Expense

Interest expense increased 17% for the period ending March 31, 2014 as compared to the period ending March 31, 2013 and was incurred primarily on the outstanding balance of the stockholder notes payable. The increase was due to higher borrowings. The Company pays interest monthly on the notes payable to the stockholder at the LIBOR Daily Floating Rate plus 1.4%, which was a weighted average of 2.658% as of March 31, 2014 as compared to 2.198% as of March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, the Company had cash of $125,085, as compared to $161,503 at December 31, 2013. At March 31, 2014, we had negative working capital of ($714,686) and our current ratio (current assets to current liabilities) was 0.6 to 1.  At December 31, 2013 we had negative working capital of ($769,907) and our current ratio was 0.57 to 1.  The decrease in working capital deficit and increase in current ratio is primarily attributable to the increase in cash, inventories and prepaid expenses offset by a satisfaction of a note payable to one of our stockholders who is also a member of our Board of Directors.

We have incurred net losses each year since inception and at March 31, 2014 we had an accumulated deficit of $57,505,104. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During the first quarter of 2014 we raised an additional $250,050 from stockholder loans.  During the three months ended March 31, 2013, we raised $375,080 from stockholder loans.  As of March 31, 2014, we owe our principal stockholder who is also an executive officer and director of the Company $10.1 million for funds he has advanced to us from time to time for working capital and we borrowed an additional $100,000 from him in the second quarter of 2014.  Interest expense on our loans was $58,403 for the three months ended March 31, 2014.

We do not currently have any commitments for capital expenditures.  Our current cash position is insufficient to cover our current operating needs for the next twelve months, and we do not have any external sources of working capital.  While we anticipate an increase in cash flows from 2014 sales activity, we expect additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due this year.  Although we are actively seeking additional equity investments, we have no firm commitments from any third parties and there are no assurances we will be successful in attracting additional capital.  In addition, as set forth above, we owe our stockholder $10.2 million which is due on December 31, 2015 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our stockholder will extend the due date.

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

Cash Flows

Operating activities

For the three-month period ended March 31, 2014 net cash used in operating activities was $260,494, which primarily resulted from the net loss of $218,086. In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $180,976 as a result of our increased sales.  For the three-month period ended March 31, 2013 net cash used in operating activities was $319,490, which primarily resulted from the net loss of $416,685.

Investing activities

For the three months ending March 31, 2014, $24,016 was used in investing activities for the purchase of software and capitalized patent costs. For the three months ending March 31, 2013, $18,772 was used in investing activities for the purchase of equipment.

Financing activities

Net cash provided by financing activities was $248,092 for the three months ended March 31, 2014, which was composed of $250,050 in loans from our stockholders as described above, offset by $1,958 in payments of capital lease obligations.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 1, 2014, we issued 18,182 shares of our common stock valued at $4,000 to Monarch Communications, Inc. as partial compensation for services to us under the terms of a consulting agreement.  On May 1, 2014, we issued an additional 20,000 shares of our common stock valued at $4,000 to Monarch Communications, Inc. as partial compensation for services to us under the terms of a consulting agreement. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The issuances of the shares were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

On April 30, 2014, the Company received a loan in the amount of $100,000 from the Company’s Chairman and CEO, as an advance for working capital needs. The loans bear interest at the same rate of interest as the credit facility provided by the stockholder under the note dated March 28, 2002.  We are using the funds for general working capital.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: May 14, 2014	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: May 14, 2014	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer