Form 10-Q
period 2014-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2014-08-12
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014
or

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

☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 48,866,870 shares of common stock are issued and outstanding as of August 11, 2014.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $10.4 million at June 30, 2014 and any future loans due our Chairman and CEO,

•

our reliance on sales to a limited number of customers,

•

our dependence on a limited number of distributors,

•

our ability to compete,

•

our ability to protect our intellectual property, and

•

the application of penny stock rules to the trading in our stock.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$99,007	$161,503
Accounts receivable, net of allowance for uncollectible accounts of $17,262 and $16,236, respectively	400,367	182,143
Inventories, net	568,037	593,783
Prepaid expenses and other current assets	125,717	84,279
Total current assets	1,193,128	1,021,708

Property and equipment, net	57,682	57,046
Other noncurrent assets	333,571	317,508
Total assets	$1,584,381	$1,396,262

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$103,049	$103,252
Accrued liabilities	278,185	279,470
Current portion of capital lease obligation	6,659	8,097
Deferred compensation	1,444,384	1,400,796
Total current liabilities	1,832,277	1,791,615

Capital lease obligation, less current portion	759	3,280
Notes Payable - stockholders	10,379,342	9,829,242
Total Long Term Liabilities	10,380,101	9,832,522
Total Liabilities	12,212,378	11,624,137

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding – 48,764,336 and 48,632,482, respectively	48,764	48,632
Additional paid-in capital	47,079,860	47,010,511
Accumulated deficit	(57,756,621)	(57,287,018)
Total stockholders’ deficit	(10,627,997)	(10,227,875)
Total liabilities and stockholders’ deficit	$1,584,381	$1,396,262

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$772,880	$600,390	$1,667,182	$1,174,878
Cost of products sold	491,046	506,030	1,028,816	909,563
Gross Profit	281,834	94,360	638,366	265,315

Costs and expenses:
Salaries and wages	258,781	274,313	536,750	554,138
Selling and administrative	212,269	250,484	450,201	508,184
Total operating costs	471,050	524,797	986,951	1,062,322
Loss from operations	(189,216)	(430,437)	(348,585)	(797,007)

Other income (expense):
Other income	—	10,000	—	10,000
Interest expense	(62,301)	(53,778)	(121,018)	(103,892)
Total other expense, net	(62,301)	(43,778)	(121,018)	(93,892)
Loss before income taxes	(251,517)	(474,215)	(469,603)	(890,899)
Income tax expense	—	—	—	—

Net loss	$(251,517)	$(474,215)	$(469,603)	$(890,899)

Basic and diluted loss per common share
	$(.01)	$(.01)	$(.01)	$(.01)
Weighted average common shares outstanding (basic and diluted)	48,743,498	48,441,050	48,771,763	48,170,048

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2014	2013
Operating activities
Net loss	$(469,603)	$(890,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,010	18,210
Provision for slow moving inventory	1,053	42,702
Amortization of deferred financing costs included in interest expense	—	125
Deferred compensation	—	40,533
Compensation expense on stock-based arrangements with employees and consultants	69,477	95,629
Changes in operating assets and liabilities:
Accounts receivable	(218,133)	(27,902)
Inventories	24,693	93,872
Prepaid expenses and other current assets	(41,732)	(69,799)
Accounts payable	(201)	(18,284)
Accrued liabilities	42,303	31,572
Net cash used in operating activities	(572,133)	(684,241)

Investing activities
Capitalized patent costs	(21,505)	(25,421)
Purchases of property and equipment	(14,999)	(17,411)
Net cash used in investing activities	(36,504)	(42,832)

Financing activities
Proceeds from issuance of notes payable to stockholders	550,100	665,155
Payment of capital lease obligations	(3,959)	(3,636)
Net cash provided by financing activities	546,141	661,519

Net (decrease) in cash	(62,496)	(65,554)
Cash at beginning of period	161,503	114,512
Cash at end of period	$99,007	$48,958

Supplemental cash flow information:
Cash paid for interest	$114,789	$115,598
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed financial statements

 PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(UNAUDITED)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

	Common Stock
	Shares	Amount
Balance at December 31, 2013	48,632,482	$48,632	$47,010,511	$(57,287,018)	$(10,227,875)
Common Stock to consultant	131,854	132	23,868	—	24,000
Compensation expense associated with option awards	—	—	45,481	—	45,481
Net loss	—	—	—	(469,603)	(469,603)
Balance at June 30, 2014	48,764,336	$48,764	$47,079,860	$(57,756,621)	$(10,627,997)

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.

Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2014 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2014.

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

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share were 5,421,818 and 6,695,260 for the three and six months ended June 30, 2014 and 2013, respectively.

Stock Compensation

The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended June 30, 2014 and June 30, 2013 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Condensed Financial Statements.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Inventories consisted of the following at June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013
	(unaudited)
Raw materials	$951,691	$953,575
Work In Progress	157	5,988
Finished goods	81,779	98,757
Valuation allowance	(465,590)	(464,537)
Inventory, net	$568,037	$593,783

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. As of June 30, 2014, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the six-months ended June 30, 2014:

Balance as of December 31, 2013	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of June 30, 2014 (unaudited)	$20,000

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

New Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $572,133 and $684,241 during the six-months ended June 30, 2014 and 2013, respectively. As a result, the Company has had to rely principally on the conversion of debt into stock as well as stockholder loans to fund its activities to date.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.

Common Stock

As partial compensation per an agreement dated May 19, 2011, and subsequently renewed on June 8, 2012 and July 24, 2013, for consultant work, the Company issued to Monarch Communications, Inc. the following:

•

On April 1, 2014, 18,182 shares of its common stock valued at $0.22 per share.

•

On May 2, 2014, 20,000 shares of its common stock valued at $0. 20 per share.

•

On June 4, 2014, 19,048 shares of its common stock valued at $0.21 per share.

4.

Stock Options and Warrants

For the three months and six months ended June 30, 2014 and June 30, 2013, respectively, the Company recorded stock-based compensation expense of $18,176, $45,481, $32,151, and $44,518, respectively, relating to employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at June 30, 2014 and 2013 for the options is $115,744 and $175,857, respectively, and will be recognized through June 30, 2018.

On June 24, 2014, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission amending the shares of Common Stock included within its 2010 Stock Option from 2,000,000 shares to 4,000,000 shares.

On June 20, 2014 the Company’s board of directors resolved to extend an expiration date of June 22, 2014 by an additional 30 days for 66,666 options previously awarded to an employee. The new expiration date was extended to July 21, 2014. The Company determined the value of $388 incurred by the change in the expiration date was not material.

A summary of the Company’s stock option plans as of June 30, 2014, and changes during the six-month period then ended is presented below:

	Six Months Ended June 30,
	Number of Options	Weighted Average Exercise Price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2013	4,194,972	$.25
Options granted	—	—
Options exercised	—	—
Options forfeited	(37,084)	.15
Options expired	(171,250)	.24
Options at end of period	3,986,638	.25
Options exercisable at June 30, 2014	3,161,624	.24	6.01	$820,014

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in the Company’s nonvested options for the six months ended June 30, 2014 are summarized as follows:

	Six Months Ended June 30, 2014
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2013	1,311,674	$.18
Options vested	(486,660)	.19
Options forfeited	—	—
Nonvested options at June 30, 2014	825,014	$.18

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.17 - 1.70	3,986,638	5.03	$.25	3,161,624	$.27
Totals	3,986,638	5.03	$.25	3,161,624	$.27

A summary of the Company’s warrant activity as of June 30, 2014 and changes during the six month period then ended is presented below:

	Six Months Ended June 30,
	Warrants	Weighted Average Exercise Price	Weighted- average remaining contractual terms (in years)	Aggregate intrinsic value
Warrants outstanding at December 31, 2013	2,271,483	$.46
Granted	—	—
Exercised	—	—
Expired	(836,303)	.50
Warrants outstanding at June 30, 2014	1,435,180	$.43	.80	$—

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.35 – 0.75	1,435,180	1.58	$.43
Totals	1,435,180	1.58	$.43

5.

Notes Payable to Stockholder

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.658% per annum at June 30, 2014), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through March 2014, the maturity date for the agreement was extended annually from December 31, 2007 to December 31, 2015.

Between January 1, 2014 and June 30, 2014, the Company received loans in various amounts totaling $550,100, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

At June 30, 2014 the Company had drawn the full funding amount under the agreement of $6.1 million plus an additional $4,029,342, plus direct loans of $250,000 for a total amount due of $10,379,342.

For the three and six months ended June 30, 2014 and 2013, the Company recorded $61,580, $119,983, $52,306 and $102,420,respectively, of interest expense related to the notes payable, as noted above, which is included in interest expense in the accompanying condensed statements of operations.

6.

Commitments and Contingencies

On September 27, 2012, the Company entered into a 72 month lease for its corporate offices and warehouse facility in Boynton Beach, Florida. The lease commenced August 1, 2013 and required an initial rent of $12,026 per month beginning in the second month for the first year, increasing in varying amounts to $13,941 per month in the sixth year. In addition, the Company is responsible for all operating expenses and utilities.

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

7.

Subsequent Events

As partial compensation per an agreement dated May 19, 2011, and subsequently renewed on June 8, 2012 and July 24, 2013, for consultant work, the Company issued to Monarch Communications, Inc. the following:

•

On July 1, 2014, 21,053 shares of its common stock valued at $0.19 per share.

•

On August 1, 2014, 14,815 shares of its common stock valued at $0.27 per share.

In July 2014 a total of 66,666 employee stock options were exercised at an average price of $0.22 with the following dates and amounts:

•

options exercised on July 15, 2014 for 29,200 shares of common stock valued at $0.23 per share.

•

options exercised on July 16, 2014 for 18,632 shares of common stock valued at $0.21 per share.

•

options exercised on July 17, 2014 for 5,000 shares of common stock valued at $0.20 per share.

•

options exercised on July 18, 2014 for 13,834 shares of common stock valued at $0.21 per share.

On July 11, 2014, the Company board of directors resolved to extend the expiration date by an additional two years of 637,360 Class A warrants to purchase common stock at a price of $.35 per share, which were previously awarded to certain stockholder as part of private offerings.

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

We also focus our sales and marketing efforts to target industries open to innovative methods to reduce oil maintenance operating costs and overhaul cycles. These industries are also searching for new and progressive technologies to optimize their equipment use, including bypass oil filtration. While this is a long-term and ongoing process, we believe we have achieved a degree of product acceptance based on the expansion of existing strategic relationships we have with Nabors Industries, Inc. and other end-users and distributors, including:

•

On April 9, 2014, management announced the receipt of an initial order from one of its distributors for Puradyn Systems for a military contract planned for 750 generator sets to be built by a major military contractor utilizing John Deere engines starting in October of 2014 and concluding in September of 2017. Following receipt of this initial order, we expect to receive future orders through our distributor to supply Puradyn systems for this military contract in accordance with military build requirement over this period. Puradyn is a second tier supplier to this military contractor and as such does not have a separate contract with the military for this order. If the military carries out its contract in full, it is estimated to generate around $300,000 in revenue over the three years. Sales for first six months of 2014 were approximately $9,600.

Our net sales for the second quarter of 2014 increased 29% from the comparable period in 2013. This increase is attributable to sustained increased activity from a number of our larger accounts at the beginning of the third quarter of 2013. We believe that industry acceptance will grow in fiscal 2014 based in part upon our progress this year. However, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in an increase in our revenues.

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

Results of Operations for the Three-months Ended June 30, 2014 Compared to the Three-months Ended June 30, 2013

Net Sales

Net sales increased 29% in the second quarter of 2014 as compared to the second quarter of 2013. The increase in sales was primarily due to two customers who increased purchases accounted for 69% of the increase in sales. In addition a couple of our new distributors are beginning to generate sales in their areas, and helped to contribute to the increase in the second quarter.

We are dependent upon sales to a limited number of customers. Sales to three customers accounted for approximately 16%, 12%, and 10%, respectively, for a total of 38% of the net sales for the three-months ended June 30, 2014, or 65% of the increase over net sales in the same period in 2013. While we remain dependent upon sales to a limited number of customers, our sales dependence is now on a larger group of customers. Sales to three customers accounted for approximately 20%, 19%, and 15%, respectively (for a total of 54%), of the net sales for the three-months ended June 30, 2013.

Cost of Products Sold

Gross profit, as a percentage of sales, increased from 16% in the second quarter of 2013 to 36% in the second quarter of 2014. The increase in gross profit was also attributable to sales of higher margin products, sales to customers in higher margin price categories and reduced charges for slow moving inventory. The last area that contributed to the increase in gross profit resulted from better pricing in the cost of a few of our key components, purchased during the period. We have obtained alternative sources for some of these components and this has contributed to improved margins.

Salaries and Wages

Salaries and wages were decreased by 6% for the quarter ended June 30, 2014 compared to June 30, 2013 as a result of reduced expenses for employee benefits, primarily stock option expense.

Selling and Administrative Expenses

Selling and administrative expenses decreased by 15% for the three months ended June 30, 2014 from the comparable period in 2013. This decrease was due to a decrease in travel, marketing expense and professional fees to outside consultants. As we extend our reach to international customers and develop more specialized products for niche industries, we anticipate that travel and marketing costs will increase, but all other expenses will remain stable for the balance of the year. The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Three Months Ended June 30,
	2014	2013	Change
Employee Benefits	$43,655	$54,390	$(10,735)
Travel & Marketing	50,515	56,305	(5,790)
Depreciation & Amortization	5,892	5,805	87
Engineering	191	13,431	(13,240)
Professional Fees	38,510	50,861	(12,351)
Investor Relations	302	1,841	(1,539)
Occupancy Expense	24,757	27,920	(3,162)
Patent Expense	22,772	21,206	1,566
Stock Compensation	1,139	1,260	(120)
Bad Debts	(32)	174	(206)
Other Expenses	24,568	17,291	7,275

Total	$212,269	$250,484	$(38,215)

Interest Expense

Interest expense increased 16% for the three months ending June 30, 2014 as compared to the three months ending June 30, 2013 and was incurred primarily on the outstanding balance of the stockholder notes payable. The increase was due to higher borrowings. The Company pays interest monthly on the notes payable to the stockholder at the LIBOR Daily Floating Rate plus 1.4%, which was a weighted average of 2.66% as of June 30, 2014 as compared to 2.24% as of June 30, 2013.

Results of Operations for the Six-months Ended June 30, 2014 Compared to the Six-months Ended June 30, 2013

Net Sales

Net sales increased 42 % in the six months ending June 30, 2014 compared to the six months ending June 30, 2013. The majority of our sales increase in the 2014 period resulted from orders from two customers in the amount of approximately $197,000, or 17%.

Sales to two customers individually accounted for 18% and 14% (for a total of 32%) for the six months ending June 30, 2014. Sales to two customers individually accounted for 16%, and 12% (for a total of 28%) for the six months ending June 30, 2013.

Cost of Products Sold

Gross profit, as a percentage of sales, increased from 23% in the six months ending June 30, 2013 to 38% in the six months ending June 30, 2014. The decrease in cost of goods sold, which generates a higher gross profit, is primarily attributable to the reserve for slow moving inventory of $42,702 recorded during the six months ended June 30, 2013 and decreased allocation of manufacturing overhead due to lower than expected sales.

Salaries and Wages

Salaries and wages decreased by 3% for the six months ending June 30, 2014 compared to the six months ending June 30, 2013. This decrease was primarily due to decreased expenses associated with employee benefits. Salaries and wages, as a percentage of sales are 47% for the six months ending June 30, 2013 and 32% for the six months ending June 30, 2014.

Selling and Administrative Expenses

Selling and administrative expenses decreased 11% for the six months ending June 30, 2014 compared to the six months ending June 30, 2013. The following table represents the major components of Selling and Administrative expenses for the six months ended June 30, 2014 and 2013, and the change of those components over their respective periods:

	Six Months Ended June 30,
	2014	2013	Change
Employee Benefits	$98,426	$112,739	$(14,313)
Travel & Marketing	111,912	120,332	(8,420)
Depreciation & Amortization	11,143	11,267	(124)
Engineering	(1,673)	17,496	(19,169)
Professional Fees	87,004	106,821	(19,817)
Investor Relations	908	2,594	(1,686)
Occupancy Expense	49,220	54,378	(5,158)
Patent Expense	46,810	43,593	3,217
Stock Compensation	2,132	2,424	(292)
Bad Debts	1,026	391	635
Other Expenses	43,293	36,149	7,144

Total	$450,201	$508,184	$(57,983)

The changes in most components of selling and administrative expenses for the six months ended June 30, 2014 from the comparable period in 2013 are the result of the same factors which impacted period to period changes described earlier in this section.

Our investor relations expense increased as a result of the cancellation of our contract with Emerging Markets. We anticipate that our expenses for investor relations will remain at or below 2013 levels for the remainder of the current year.

In May 2011 we entered into an agreement with Monarch Communications, Inc., to pay a portion of our public relations firm fees in stock. This agreement was renewed in May of 2012 and 2013. This amount has been reported as a marketing expense. Amounts reported as stock compensation for 2014 and 2013 represent the value of options issued to Directors pursuant to our 2000 Non-Employee Directors Stock Option Plan.

We anticipate expenses for the remainder of 2014 should be similar to those incurred in the six months ending June 30, 2013.

Interest Expense

Interest expense increased for the six months ending June 30, 2014 as compared to the six months ending June 30, 2013 and was incurred primarily on the outstanding balance of the stockholder notes payable. The increase was due to higher borrowings.

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash of $99,077, as compared to $161,503 at December 31, 2013. At June 30, 2014, we had negative working capital of ($639,149) and our current ratio (current assets to current liabilities) was 0.65 to 1. At December 31, 2013 we had negative working capital of ($769,907) and our current ratio was 0.57 to 1. The decrease in working capital deficit and increase in current ratio is primarily attributable to decrease in cash and inventories, offset by an increase in accounts receivable and prepaid expenses.

We have incurred net losses each year since inception and at June 30, 2014 we had an accumulated deficit of $57,756,621. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from related parties to fund our operations. During the six months ended June 30, 2014 we raised an additional $550,100 from stockholder loans. During the six months ended June 30, 2013, we raised $665,155 from stockholder loans. As of June 30, 2014, we owe our principal stockholder who is also an executive officer and director of the Company $10.4 million for funds he has advanced to us from time to time for working capital, which includes an additional $550,100 advanced during the six months ended June 30, 2014. Interest expense on our loans was $119,982 for the six months ended June 30, 2014.

We do not currently have any commitments for capital expenditures. Our current cash position is insufficient to cover our current operating needs for the next twelve months, and we do not have any external sources of working capital. While we anticipate an increase in cash flows from 2014 sales activity, we expect additional cash will still be needed to support operations, meet our working capital needs, and satisfy our obligations as they become due this year. Although we are actively seeking additional equity investments, we have no firm commitments from any third parties and there are no assurances we will be successful in attracting additional capital. In addition, as set forth above, we owe our stockholder $10.4 million which is due on December 31, 2015 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our stockholder will extend the due date.

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

Cash Flows

Operating activities

For the six-month period ended June 30, 2014 net cash used in operating activities was $572,133, which primarily resulted from the net loss of $469,603. In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $218,133 as a result of our increased sales. For the six-month period ended June 30, 2013 net cash used in operating activities was $684,241, which primarily resulted from the net loss of $890,899.

Investing activities

For the six months ending June 30, 2014, $36,504 was used in investing activities for the purchase of software and capitalized patent costs. For the six months ending June 30, 2013, $42,832 was used in investing activities for the purchase of equipment.

Financing activities

Net cash provided by financing activities was $546,141 for the six months ended June 30, 2014, which was composed of $550,100 in loans from our stockholders as described above, offset by $3,959 in payments of capital lease obligations. Net cash provided by financing activities was $661,519 for the six months ended June 30, 2013, which was composed of $665,155 in loans from our stockholders as described above, offset by $3,636 in payments of capital lease obligations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 4, 2014 we issued an additional 19,048 shares of our common stock valued at $4,000 to Monarch Communications, Inc. as partial compensation for services to us under the terms of a consulting agreement. On each of July 1, 2014 and August 1, 2014 we issued Monarch Communications, Inc. an additional 21,053 shares of our common stock valued at $4,000 and 14,815 shares of our common stock valued at $4,000 as compensation under the terms of the consulting agreement. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The issuances of the shares were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: August 12, 2014	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: August 12, 2014	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer