Form 10-Q
period 2014-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2014-11-13
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014
or

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

☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 48,933,920 shares of common stock are issued and outstanding as of November 13, 2014.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $10.4 million at September 30, 2014 and any future loans due our Chairman and CEO,

•

our reliance on sales to a limited number of customers,

•

our dependence on a limited number of distributors,

•

our ability to compete,

•

our ability to protect our intellectual property, and

•

the application of penny stock rules to the trading in our stock.

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

ii

PART I - FINANCIAL INFORMATION

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$133,580	$161,503
Accounts receivable, net of allowance for uncollectible accounts of $16,990 and $16,236, respectively	298,947	182,143
Inventories, net	519,108	593,783
Prepaid expenses and other current assets	121,547	84,279
Total current assets	1,073,182	1,021,708

Property and equipment, net	49,393	57,046
Other noncurrent assets	344,585	317,508
Total assets	$1,467,160	$1,396,262

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$142,279	$103,252
Accrued liabilities	290,505	279,470
Current portion of capital lease obligation	5,372	8,097
Deferred compensation	1,512,366	1,400,796
Total current liabilities	1,950,522	1,791,615

Capital lease obligation, less current portion	—	3,280
Notes Payable – related party	10,379,342	9,829,242
Total Long Term Liabilities	10,379,342	9,832,522
Total Liabilities	12,329,864	11,624,137

Commitments and contingencies (See Note 6)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding – 48,933,921 and 48,632,482, respectively	48,934	48,632
Additional paid-in capital	47,127,056	47,010,511
Accumulated deficit	(58,038,694)	(57,287,018)
Total stockholders’ deficit	(10,862,704)	(10,227,875)
Total liabilities and stockholders’ deficit	$1,467,160	$1,396,262

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Net sales	$829,402	$564,294	$2,496,584	$1,739,172
Cost of products sold	523,083	383,291	1,551,899	1,292,854
Gross profit	306,319	181,003	944,685	446,318

Costs and expenses:
Salaries and wages	293,295	263,680	830,045	817,819
Selling and administrative	230,262	232,539	680,463	740,724
	523,557	496,219	1,510,508	1,558,543

Loss from operations	(217,238)	(315,216)	(565,823)	(1,112,225)

Other income (expense):
Other income	—	136,273	—	146,273

Interest expense	(64,835)	(55,918)	(185,853)	(159,810)

Total other expense, net	(64,835)	80,355	(185,853)	(13,537)

Loss before income taxes	(282,073)	(234,861)	(751,676)	(1,125,762)

Income tax expense	—	—	—	—

Net loss	$(282,073)	$(234,861)	$(751,676)	$(1,125,762)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	48,856,195	48,538,577	48,760,436	48,294,241

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014		2013

Operating activities
Net loss		$(751,676)	$(1,125,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		31,123	26,588
Provision for bad debts		754	803
Provision for obsolete and slow moving inventory		(4,522)	42,702
Amortization of deferred financing costs included in interest expense			189
Compensation expense on stock-based arrangements with employees, consultants		98,531	137,265
Changes in operating assets and liabilities:
Accounts receivable		(117,558)	(84,285)
Inventories		79,197	45,552
Prepaid expenses and other current assets		(37,268)	(34,937)
Accounts payable		39,027	3,632
Accrued liabilities		11,035	4,130
Deferred compensation		111,570	147,200
Net cash used in operating activities		(539,787)	(836,923)

Investing activities
Capitalized patent costs		(35,343)	(35,231)
Security deposits		(205)	—
Purchases of property and equipment		(14,999)	(23,362)
Net cash used in investing activities		(50,547)	(58,593)

Financing activities
Proceeds from exercise of stock options		18,316	—
Proceeds from issuance of notes payable to related party		550,100	898,076
Payment of capital lease obligations		(6,005)	(13,433)
Net cash provided by financing activities		562,411	884,643

Net (decrease) increase in cash		(27,923)	(10,873)
Cash at beginning of period		161,503	114,512
Cash at end of period		$133,580	$103,639

Supplemental cash flow information:
Cash paid for interest		$176,408	$157,297
Cash paid for taxes	$		$—

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2013	48,632,482	$48,632	$47,010,511	$(57,287,018)	$(10,227,875)
Common Stock to consultant	183,107	184	35,816	—	36,000
Exercise of Stock Options	118,332	118	18,198	—	18,316
Compensation expense associated with option awards	—	—	62,531	—	62,531
Net loss	—	—	—	(751,676)	(751,676)
Balance at September 30, 2014	48,933,921	48,934	47,127,056	(58,038,694)	(10,862,704)

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.

Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2014 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2014.

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

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share were 4,613,482, and 6,539,788 for the three and nine months ended September 30, 2014 and 2013, respectively.

Stock Compensation

The Company adopted FASB ASC 718, Compensation – Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended September 30, 2014 and September 30, 2013 have been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying Condensed Financial Statements.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Inventories consisted of the following at September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013
	(unaudited)
Raw materials	$853,869	$953,575
Work In Progress	1,090	5,988
Finished goods	124,164	98,757
Valuation allowance	(460,015)	(464,537)
Inventory, net	$519,108	$593,783

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. As of September 30, 2014, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the nine-months ended September 30, 2014:

Balance as of December 31, 2013	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of September 30, 2014 (unaudited)	$20,000

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. As of September 30, 2014, we have adopted the provisions of this ASU.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $539,787 during the nine-months ended September 30, 2014. As a result, the Company has had to rely principally on stockholder loans to fund its activities to date.

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

•

On September 17, 2014, 15,385 shares of its common stock valued at $0.26 per share.

•

In July 2014 an employee  exercised a total of 66,666 employee stock options with an exercise price of $0.14 per share The Company received net proceeds of $9,333 upon the exercise.

•

In September 2014 an employee  exercised a total 25,000 employee stock options with an exercise price of $0.21 per share The Company received net proceeds of $5,250 upon the exercise.

•

In September 2014 an employee  exercised a total 26,666 employee stock options with an exercise price of $0.14 per share The Company received net proceeds of $3,733 upon the exercise.

4.

Stock Options and Warrants

For the three months and nine months ended September 30, 2014 and September 30, 2013, respectively, the Company recorded stock-based compensation expense of $17,050, $29,636, $62,531, and $101,265, respectively, relating to employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at September 30, 2014 and 2013 for the options is $132,794 and $146,221, respectively, and will be recognized through September 30, 2018.

•

In July 2014 an employee  exercised a total of 66,666 employee stock options with an exercise price of $0.14 per share The Company received net proceeds of $9,333 upon the exercise.

•

In September 2014 an employee exercised a total 25,000 employee stock options with an exercise price of $0.21 per share The Company received net proceeds of $5,250 upon the exercise.

•

In September 2014 an employee  exercised a total 26,666 employee stock options with an exercise price of $0.14 per share The Company received net proceeds of $3,733 upon the exercise.

On July 11, 2014, the Company board of directors resolved to extend the expiration date by an additional two years past the original individual expiration dates of 482,830 Class A warrants to purchase common stock at a price of $.35 per share, which were previously awarded to certain stockholder as part of private offerings.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s stock option plans as of September 30, 2014, and changes during the nine-month period then ended is presented below:

	Nine Months Ended September 30,
	Number of Options	Weighted Average Exercise Price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at December 31, 2013	4,194,972	$.25
Options granted	30,000	.27
Options exercised	(118,332)	.15
Options forfeited	(45,418)	.15
Options expired	(452,825)	.33
Options at end of period	3,608,397	.24
Options exercisable at September 30, 2014	2,776,717	.26	5.07	$721,946

Changes in the Company’s nonvested options for the nine months ended September 30, 2014 are summarized as follows:

	Nine Months Ended September 30, 2014
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2013	1,311,674	$.18
Options granted	30,000	.27
Options vested	(464,576)	.19
Options forfeited	(45,418)	.15
Nonvested options at September 30, 2014	831,680	.16

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.17 - 1.70	3,608,397	5.07	.24	2,776,717	.26
Totals	3,608,397	5.07	.24	2,776,717	.26

A summary of the Company’s warrant activity as of September 30, 2014 and changes during the nine month period then ended is presented below:

	Nine Months Ended September 30,
	Warrants	Weighted Average Exercise Price	Weighted- average remaining contractual terms (in years)	Aggregate intrinsic value
Warrants outstanding at December 31, 2013	2,271,483	$.46
Granted
Exercised
Expired	1,266,398	.50
Warrants outstanding at September 30, 2014	1,005,085	.40	1.53	$

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.35 – 0.75	1,005,085	1.53	$.40
Totals	1,005,085	1.53	$.40

5.

Notes Payable to Related Party

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.417% per annum at September 30, 2014), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through March 2014, the maturity date for the agreement was extended annually from December 31, 2007 to December 31, 2015.

Between January 1, 2014 and September 30, 2014, the Company received loans in various amounts totaling $550,100, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points.

At September 30, 2014 the Company had drawn the full funding amount under the agreement of $6.1 million plus an additional $4,029,342, plus direct loans of $250,000 for a total amount due of $10,379,342.

For the three and nine months ended September 30, 2014 and 2013, the Company recorded $64,239, $53,619, $184,222 and $156,666,respectively, of interest expense related to the notes payable, as noted above, which is included in interest expense in the accompanying condensed statements of operations.

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

On September 30, 2014, the Company exercised the option to terminate the consulting agreement with Monarch Communications, Inc. for services rendered as public relations firm and media relations consultants for the Company. As compensation for their services, Monarch had received a monthly fee of $7,000, payable as $3,000 in cash and $4,000 in shares of common stock. Either party may terminate the agreement with 30 days’ notice. The recipient is an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

7.

Subsequent Events

On October 1, 2014, the Company entered into a one-year agreement with Catalyst Global LLC to provide services rendered as investor relations counsel for the Company. As compensation for their services, Catalyst will receive a monthly service fee of $4,000 in addition to warrants to purchase 635,000 shares of common stock, in lots of 52,917 warrants per month, priced at $0.25 per share. Either party may terminate the agreement with 30 days’ notice.

On October 24, 2014, the Company received a loan in the amount of $95,000, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

On October 1, 2014, as partial compensation for consultant work, the Company issued to Catalyst Global LLC, warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share.

 On November 3, 2014, as partial compensation for consultant work, the Company issued to Catalyst Global LLC, warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share.

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

Sales of the Company’s products depend principally upon acceptance and demand by end-user customers and OEMs. We primarily focus our sales strategy on the development of individual end user relationships, along with building distributor sales efforts to continue expansion of a nationwide distribution network that will not only sell but also install and support our product. We currently have approximately 100 active distributors in the U.S. and internationally. This distribution network is comprised of direct distributors with signed agreements as well as dealers associated with OEMs.

We also focus our sales and marketing efforts to target industries open to innovative methods to reduce oil maintenance operating costs and overhaul cycles. These industries are also searching for new and progressive technologies to optimize their equipment use, including bypass oil filtration. While this is a long-term and ongoing process, we believe we have achieved a degree of product acceptance based on the expansion of existing strategic relationships with key accounts such as those that support sales and service at Nabors Industries, Inc., and with John Deere dealers.

Our net sales for the third quarter and first nine months of 2014 increased 47% and 44%, respectively, from the comparable periods in 2013. These increases are attributable to sustained increased activity from a number of our larger accounts at the beginning of the third quarter of 2014. We believe that industry acceptance will continue to grow in the remainder of fiscal 2014 based in part upon our progress this year. However, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in an increase in our revenues.

In October 2014, we released two new additions to our line of bypass filtration products:

•

Millennium Technology System (MTS), which operates within a closed lubricating system, removing, as do all the Puradyn products, solid contaminant down to below one micron while safely extending the equipment oil's useful life. However, the MTS technology eliminates the legacy TF and PFT models’ electric evaporation plate, bringing the product into compliance with all new emission standards specified by Tier 4 engines. The MTS also offers the added benefits of reduced mechanical complexity and a smaller profile for a simpler, faster, and lower cost installation. The MTS can be used on all engine types and configurations using any fuel type, including natural gas and biofuels.

•

Polydry™, patented replacement filter element, specifically designed for use with the MTS. Polydry incorporates polymer-based technology formulated specifically to remove water contamination occurring naturally through condensation and the combustion process of engine oil and hydraulic systems.

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

Results of Operations for the Three-months Ended September 30, 2014 Compared to the Three-months Ended September 30, 2013

Net Sales

Net sales increased 47% in the third quarter of 2014 as compared to the third quarter of 2013. The increase in sales was primarily due to three customers who increased purchases accounted for 43% of the increase in sales. In addition several of our new distributors are beginning to generate sales in their areas, and helped to contribute to the increase in the third quarter.

We are dependent upon sales to a limited number of customers. Sales to four customers accounted for approximately 18%, 16%, 12% and 11%, respectively, for a total of 57% of the net sales for the three-months ended September 30, 2014, or 65% of the increase over net sales in the same period in 2013. While we remain dependent upon sales to a limited number of customers, our sales dependence is now on a larger group of customers. Sales to three customers accounted for approximately 22%, 14%, and 11%, respectively (for a total of 47%), of the net sales for the three-months ended September 30, 2013.

Cost of Products Sold

Gross profit, as a percentage of sales, increased from 32% in the third quarter of 2013 to 37% in the third quarter of 2014. The increase in gross profit was also attributable to sales of higher margin products, sales to customers in higher margin price categories and reduced charges for slow moving inventory. The last area that contributed to the increase in gross profit resulted from better pricing in the cost of a few of our key components, purchased during the period. We have obtained alternative sources for some of these components and this has contributed to improved margins.

Salaries and Wages

Salaries and wages were increased by 11% for the quarter ended September 30, 2014 compared to September 30, 2013 as a result of increased salaries which was partially offset by reduced expenses for employee benefits, primarily stock option expense. Salaries and wages, as a percentage of sales, were 35% for the third quarter of 2014 as compared to 47% for the third quarter of 2013.

Selling and Administrative Expenses

Selling and administrative expenses decreased slightly by less than 1% for the three months ended September 30, 2014 from the comparable period in 2013. This decrease was due to a decrease in travel, marketing expense and the allocation of engineering fees and was partially offset by increased professional fees to costs associated with patents.  As we extend our reach to international customers and develop more specialized products for niche industries, we anticipate that travel and marketing costs will increase, but all other expenses will remain stable for the balance of the year. The following table lists the major categories of expenses included in Selling and Administrative expenses:

	Three Months Ended September 30,
	2014	2013	Change
Employee Benefits	$49,678	$49,950	$(272)
Travel & Marketing	54,876	55,640	(764)
Depreciation & Amortization	6,431	5,045	1,386
Engineering	(2,935)	1,414	(4,349)
Professional Fees	51,145	47,030	4,115
Investor Relations	982	1,401	(419)
Occupancy Expense	25,453	26,928	(1,475)
Patent Expense	26,799	20,739	6,060
Stock Compensation	1,050	1,103	(53)
Bad Debts	(272)	412	(684)
Other Expenses	17,055	22,877	(5,822)

Total	$230,262	$232,539	$(2,277)

Interest Expense

Interest expense increased 16% for the three months ending September 30, 2014 as compared to the three months ending September 30, 2013 and was incurred primarily on the outstanding balance of the stockholder notes payable. The increase was due to higher borrowings. The Company pays interest monthly on the notes payable to the stockholder at the LIBOR Daily Floating Rate plus 1.4%, which was a weighted average of 2.417% as of September 30, 2014 as compared to 2.28% as of September 30, 2013.

Results of Operations for the Nine-months Ended September 30, 2014 Compared to the Nine-months Ended September 30, 2013

Net Sales

Net sales increased 44% in the nine months ending September 30, 2014 compared to the nine months ending September 30, 2013. The majority of our sales increase in the 2014 period resulted from orders from three customers in the amount of approximately $361,000, or 48%.

Sales to two customers individually accounted for 17% and 15% (for a total of 32%) for the nine months ending September 30, 2014. Sales to two customers individually accounted for 15%, and 14% (for a total of 29%) for the nine months ending September 30, 2013.

Cost of Products Sold

Gross profit, as a percentage of sales, increased from 26% in the nine months ending September 30, 2013 to 38% in the nine months ending September 30, 2014. The decrease in cost of goods sold as a percentage of sales, which generates a higher gross profit, is primarily attributable to the reserve for slow moving inventory of $42,702 recorded during the nine months ended September 30, 2013 and decreased allocation of manufacturing overhead due to lower than expected sales.

Salaries and Wages

Salaries and wages increased slightly by 1.5% for the nine months ending September 30, 2014 compared to the nine months ending September 30, 2013. This increase was primarily due to increased salaries which were partially offset by decreased expenses associated with employee benefits. Salaries and wages, as a percentage of sales, were 47% for the nine months ending September 30, 2013 and 33% for the nine months ending September 30, 2014.

Selling and Administrative Expenses

Selling and administrative expenses decreased 8% for the nine months ending September 30, 2014 compared to the nine months ending September 30, 2013. The following table represents the major components of Selling and Administrative expenses for the nine months ended September 30, 2014 and 2013, and the change of those components over their respective periods:

	Nine Months Ended September 30,
	2014	2013	Change
Employee Benefits	$148,105	$162,688	$(14,583)
Travel & Marketing	166,788	175,972	(9,184)
Depreciation & Amortization	17,575	16,313	1,262
Engineering	(4,609)	18,910	(23,519)
Professional Fees	138,149	153,852	(15,703)
Investor Relations	1,890	3,995	(2,105)
Occupancy Expense	74,673	81,306	(6,633)
Patent Expense	73,609	64,332	9,277
Stock Compensation	3,182	3,526	(344)
Bad Debts	754	803	(49)
Other Expenses	60,347	59,027	1,320

Total	$680,463	$740,724	$(60,261)

The changes in most components of selling and administrative expenses for the nine months ended September 30, 2014 from the comparable period in 2013 are the result of the same factors which impacted period to period changes described earlier in this section:

o

Reduced employee benefit was primarily the result of employee stock options becoming fully vested;

o

Engineering decreased due to an increase in the allocation of overhead applied;

o

Professional fees were reduced due to a change in outside consultants; and

o

Occupancy expense decreases as the Company was able to renew it lease on its facility with a reduction in costs

Interest Expense

Interest expense increased for the nine months ending September 30, 2014 as compared to the nine months ending September 30, 2013 and was incurred primarily on the outstanding balance of the stockholder notes payable. The increase was due to higher borrowings.

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash of $133,580, as compared to $161,503 at December 31, 2013. At September 30, 2014, we had negative working capital of ($877,340) and our current ratio (current assets to current liabilities) was 0.55 to 1. At December 31, 2013 we had negative working capital of ($769,907) and our current ratio was 0.57 to 1. The decrease in working capital deficit and increase in current ratio is primarily attributable to decrease in cash and inventories, offset by an increase in accounts receivable and prepaid expenses.

We have incurred net losses each year since inception and at September 30, 2014 we had an accumulated deficit of $58,038,694. Our net sales are not sufficient to fund our operating expenses.  We are primarily dependent upon loans from related parties to provide funds for working capital. During the nine months ended September 30, 2014 we raised an additional $550,100 from stockholder loans. During the nine months ended September 30, 2013, we raised $898,076 from stockholder loans. In addition during the nine months ended September 30, 2014 we received proceeds of $18,316 from the exercise of employee stock options. As of September 30, 2014, we owe our principal stockholder who is also an executive officer and a director of the Company $10.4 million for funds he has advanced to us from time to time for working capital. Interest expense on our loans was $184,222 for the nine months ended September 30, 2014.

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

Cash Flows

Operating activities

For the nine-month period ended September 30, 2014 net cash used in operating activities was $539,787, which primarily resulted from the net loss of $751,676. In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $117,558 as a result of our increased sales. For the nine-month period ended September 30, 2013 net cash used in operating activities was $836,923, which primarily resulted from the net loss of $1,125,762.

Investing activities

For the nine months ending September 30, 2014, $50,547 was used in investing activities for the purchase of software and capitalized patent costs. For the nine months ending September 30, 2013, $58,593 was used in investing activities for the purchase of equipment.

Financing activities

Net cash provided by financing activities was $562,411 for the nine months ended September 30, 2014, which was composed of $550,100 in loans from our stockholders as described, proceeds of $18,316 from the exercise of employee stock options, which were partially offset by $6,005 in payments of capital lease obligations. Net cash provided by financing activities was $884,643 for the nine months ended September 30, 2013, which was composed of $898,076 in loans from our stockholders as described above, offset by $13,433 in payments of capital lease obligations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 3, 2014, the Company issued Catalyst Global LLC a warrant to purchase 52,917 shares of its common stock with an exercise price of $0.25 per share under the terms of the agreement described later in this report.  The recipient was an accredited or other sophisticated investor who had access to business and financial information on the Company.  The issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) of that act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

On October 1, 2014, the Company entered into a one-year agreement with Catalyst Global LLC to provide services rendered as investor relations counsel for the Company. As compensation for their services, Catalyst will receive a monthly service fee of $4,000 in addition to warrants to purchase 635,000 shares of common stock, in lots of a warrant to purchase 52,917 shares per month, priced at $0.25 per share. Either party may terminate the agreement with 30 days’ notice. The description of the agreement is qualified in its entirety by reference to the agreement and form of warrant which are filed as Exhibits 10.15 and 4.5, respective, to this report.

ITEM 6.

EXHIBITS.

4.5	Form of Common Stock Purchase Warrant to be issued to Catalyst Global LLC *
10.15	Investors Relations Agreement with Catalyst Global LLC dated October 1, 2014*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of principal financial officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

———————

*

filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: November 13, 2014	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: November 13, 2014	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer