Form 10-K
period 2014-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2015-03-31
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,808,014 on June 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 48,683,135 shares of common stock are outstanding as of March 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of approximately $10.6 million due our Chairman and CEO,

•

our reliance on sales to a limited number of customers,

•

the significant amount of deferred compensation owed two of our executive officers and other employees and our ability to pay these amounts,

•

our ability to protect our intellectual property and the potential impact of expiring patents on our business in future periods,

•

anti-takeover provisions of Delaware law and our Board's ability to issue preferred stock without stockholder consent,

•

potential dilution to our stockholders from the exercise of outstanding options and warrants,

•

the lack of sufficient liquidity in the market for our common stock, and

•

the application of penny stock rules to the trading in our common stock.

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

When used in this annual report, the terms "Puradyn", the “Company,” "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation, and our subsidiary. “2014” refers to the year ended December 31, 2014, “2013” refers to the year ended December 31, 2013 and “2015” refers to the year ending December 31, 2015.

PART I

ITEM 1.

BUSINESS.

The Company

We design, manufacture, market and distribute worldwide the Puradyn® bypass oil filtration system (the "Puradyn" system) for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. Working in conjunction with the equipment’s full-flow oil filter, the Puradyn system cleans oil by providing a second circuit of oil filtration and treatment to continually remove solid, liquid and gaseous contaminants from the oil through a sophisticated and unique filtration and evaporation or absorption process. The Puradyn system consists of a base filtration unit or housing that is connected via hoses to the engine or hydraulic system, along with filter elements that reside inside the filtration unit and are replaced periodically to maintain top performance. Our filter is unique in that it incorporates an additive package to replenish depleted base additive levels in engine lubricating oil. Because Puradyn filtered lubricating oil is kept in a continually clean state, our system has been used effectively to safely and significantly extend oil-drain intervals and to extend the time between engine overhauls. We are the exclusive manufacturer of our unique disposable replacement filter elements ("Element") for the Puradyn system.

Products

The core product, the patented Puradyn bypass oil filtration system, is offered in three families of models, MTS, TF, and PFT, which can be attached to almost any engine or hydraulic system. The Puradyn bypass filtration system is similar to a kidney dialysis machine that provides an additional filtration circuit outside the body/engine to filter blood/oil and rid it of impurities, keeping the blood/oil continually clean. Whenever the engine or machinery is operating, the Puradyn is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as gaseous and liquid contaminants, protecting the engine or hydraulic equipment from harmful wear and less efficient operation caused by these contaminants. Puradyn replacement filter elements may contain an additive package that serves to replenish base additives (in engine lube oil only) in the oil during the filtration process, helping to maintain the oil’s proper chemical balance and viscosity.

Oil condition is monitored through periodic analysis of small oil samples. If the sample results show that the condition of the oil is considered good for continued use, the Puradyn filter element is changed in lieu of performing a scheduled oil change.

Consequently, the Puradyn system significantly reduces maintenance costs by decreasing oil consumption, engine wear and certain other types of general maintenance as well as reducing environmental impact and concerns and costs associated with the storage and disposal of waste oil. Depending on the application, potential savings from utilizing the Puradyn system generally provide a relatively short average payback period of 3 to 12 months, during which time the customer’s oil and labor savings more than recoup the cost of the filtration unit and expended filter elements.

The Puradyn system is currently manufactured in six different sizes suitable for placement on engines or equipment with oil sump capacities ranging from a minimum of 1 gallon (3.8 liters) to a maximum of 85 gallons (322 liters). Sump capacities up to 510 gallons (1,931 liters) can be serviced by utilizing multiple systems. The recently released, next generation MTS model offers the same filtration benefits and features of the TF and PFT models, with the added enhancements of greater simplicity (no electrical connection is required) and easier serviceability as water contaminant removal is achieved through the Company’s patented recently introduced Polydry® polymer technology embedded in each filter element, all encompassed in a similar footprint.

All Puradyn systems are compatible with virtually all standard and synthetic oils on the market, and they work with engines using gasoline, diesel, propane or natural gas. The Puradyn system, ordinarily, cannot be used on engines that do not have a pressurized lubricating system.

We also manufacture and distribute replacement filter elements for the Puradyn system. Depending upon the application, we generally recommend that the element be replaced at the engine manufacturer's recommended/approved periodic oil change interval or as oil analysis dictates. The type of element used also depends upon the specific type of engine or hydraulic application. A customer can change the filter element and take the required oil sample in approximately five to 10 minutes.

The Puradyn system has no moving parts and consequently requires no significant ongoing maintenance. As long as filter elements are changed at the recommended intervals and other standard preventive maintenance procedures such as changing factory full-flow oil filters and air filters and completing regular oil analyses, the Company believes the Puradyn system will perform as designed; such belief is established and supported by independent lab tests and historical field performance over more than a decade.

Warranties

The Puradyn system carries a six-month ‘money-back’ performance guarantee and is currently warrantied to the original user to be free of defects in material and workmanship for five years from date of purchase, with a one-year limited warranty on the heating element contained in the TF and PFT models. The Company will accept returns of products that are defective at the time of sale or prove to be defective during the limited warranty period. Returns are subject to specific conditions.

For the Company’s performance guarantee and warranty to remain in effect, users must, among other things, maintain a record of the laboratory oil analysis results and use Puradyn filter elements and replacement parts. The Company has received letters from numerous OEMs which have all stated that the installation and use of the Puradyn system does not void their manufacturer warranties if there is no oil related engine failure or malfunction attributed to the Puradyn system. To date, there have been no significant warranty claims, although there can be no assurances that such a trend will continue.

Marketing

The Company has established an in-house marketing department comprised of two employees, with various projects outsourced on an as-needed basis.

The Company’s products are marketed to numerous industries that include a multitude of hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication.

We rely on management's ability to determine the existence and extent of available markets for our product. Company management has considerable sales and marketing backgrounds and devotes a significant portion of their time to sales-related activities.

Distribution

We currently have over 100 active domestic and international distributors and dealers that sell and/or service the Puradyn system. Currently, international sales are administered by Puradyn from the United States. The international distributors are located primarily in South America, Europe, Africa, India, and Asia. Our international distributors purchase product directly from the Company and sell to their existing or new customers. All distributor agreements can be terminated by either party with a 30-60 day written notice.

Sales

Direct Sales

The Company directly and/or with the assistance of its manufacturer's representatives, distributors or other agents, markets its products directly to OEMs, other distributors and national accounts. We are dependent upon sales to a limited number of customers. During 2014 five customers together accounted for 57.8% of the Company’s net sales and during 2013 six customers together accounted for 53.5% of the Company’s net sales. There were two customers at December 31, 2014, whose trade receivable balances equaled or exceeded 10% of total receivables, representing approximately 40%, and 20%, respectively of total receivables. There were three customers at December 31, 2013, whose accounts receivable balances equaled or exceeded 10% of total receivables, representing approximately 37%, 12%, and 10%, respectively of total receivables. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

International Sales

The Company, directly and/or with the assistance of commission-based manufacturer's representatives, has established primarily non-exclusive distributors and sales representation in various countries, including Germany, South Africa, Turkey, United Kingdom, Thailand, Colombia, and others. The ultimate success of these and other distributors primarily depends upon their ability to successfully introduce and sell the product in their respective territories, including obtaining local evaluations, establishing distribution, and other factors similar to those faced by the Company in the United States. Unlike domestic sales, the Company has a policy that international sales be paid in advance or secured by a letter of credit before shipping. The Company’s credit risk is minimal with international sales as a result of this policy. Total international sales amounted to approximately 13% and 10% of net sales in 2014 and 2013, respectively.

Manufacturing and Production

The Company purchases component parts for unit housings and filter elements. The component parts are assembled, packed and shipped from our facility in Boynton Beach, Florida.

We currently source substantially all of our raw materials and component parts from various vendors in the United States. Substantially all the tools and dies used by certain of our vendors are owned by the Company. We have researched alternative sources of supply and do not anticipate that the loss of any single supplier would have a material long-term adverse effect on our business, operations or financial condition. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers which could result in a loss of sales revenue in future periods.

The Company has achieved ISO 9001:2008 registration from the International Organization for Standardization, validating its Quality Management Standards process for ‘design, manufacture, sales and distribution of bypass oil filtration systems and replacement filters for various industries.’

Engineering and development costs are expensed as incurred. During the years ended December 31, 2014 and 2013, we incurred engineering and development costs in the amount of $14,517 and $26,280, respectively, which are included in selling and administrative expenses in the accompanying statements of operations.

Competition

Bypass oil filtration systems produced by other companies in varying degrees address the issues of solid or liquid contaminant filtration through centrifugal design, media filtration or evaporation. However, Puradyn believes that its solution is the only bypass oil filtration system that simultaneously incorporates all of the following features, which we believe provide us with a competitive advantage:

•

Filtering solid contaminants to below one micron, including enhanced soot retention through the use of a patent-pending process for chemical grafting;

•

Effectively removing harmful gaseous and liquid contaminants through a heated evaporation chamber or patented polymer formulation; and

•

Replenishing the base additives in engine oil so as to maintain proper oil viscosity and total base number (TBN) rating.

The proper use of our products reduces the need for oil-related maintenance services, replacement parts, original oil sales and consumption and waste oil disposal.

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

Intellectual Property

Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights.

These patents and trademarks have been of value in the growth of our business and will continue to be of value in the future.

We currently own several patents for technology which we have obtained over a period of years and relate to the products we manufacture. Additionally, we have a number of patent applications in process in multiple countries including the United States, Australia, Canada, Europe, China, India and South Korea. These patents and applications cover all of our technologies.

The expected life of each patent is approximately 17-20 years.

We have registered the product trademark “Puradyn®” in the United States and other countries where the "Purifiner®" trademark was registered, and have registered the product trademarks “Polydry®”, “CGP®” and “Keep It Clean!® ” in the United States.

We have also obtained the rights to the domain name www.puradyn.com as well as the domain names puradyn.asia, puradyn.ro, puradyn.com.tr, puradyn.org, puradyn.us, puradyn.info and puradyn.biz.  As with telephone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use these Internet addresses; however, there can be no assurance in this regard.

Employees

At March 26, 2015, the Company had 21 full-time employees, including our executive officers.

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

Risks Related to our Business

WE HAVE A HISTORY OF LOSSES AND OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS SUBSTANTIAL DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2014. For the years ended December 31, 2014 and 2013, we reported net losses of $1,156,860 and $1,332,292, respectively, and at December 31, 2014 we had a working capital deficit of $1,043,010. At December 31, 2014, we had an accumulated deficit of approximately $58 million. These recurring losses, working capital deficit and the reliance on cash inflows from our principal stockholder who is also an executive officer and director of our Company have led our independent registered public accounting firm to include a statement in its audit report relating to our audited financial statements for the years ended December 31, 2014 and 2013 expressing substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our Company.

OUR NET SALES ARE NOT SUFFICIENT TO FUND OUR OPERATING EXPENSES. THERE ARE NO ASSURANCES WE WILL BE ABLE TO INCREASE OUR SALES, IN THE NEAR FUTURE, TO A LEVEL WHICH WILL FUND OUR OPERATING EXPENSES.

Although our net sales increased 23% in 2014 from 2013, our net sales are not sufficient to fund our operating expenses.  We used cash in operations of approximately $823,000 and approximately $957,000 in 2014 and 2013, respectively. We do not have any external sources of liquidity and we are dependent on loans from our principal stockholder who is also an executive officer and director of our Company.  During 2014 this stockholder advanced an additional $745,125 to the Company and at December 31, 2014 we owe him $10,574,367.  We continue to implement cost reductions in an effort to improve margins, including securing alternative suppliers for raw materials and manufacturing, and we anticipate these cost reductions will continue to assist us in future periods to reduce our cash used in operations. However, as long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources, which are extremely limited. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our Company.

WE NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through a credit line from one of our principal stockholder, as well as the issuance of equity and short-term loans, primarily from other affiliates. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. We need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our Company. We do not have any commitments for additional capital, and we cannot assure you that any additional capital will be available to us in the future upon terms acceptable to us. Given our history of losses, debt levels and general uncertainties of the capital markets, we face a number of challenges in our ability to raise capital. If we do not raise funds as needed, our ability to provide for current working capital needs, pay our obligations as they become due, grow our Company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our Company.

WE OWE APPROXIMATELY $10.6 MILLION WHICH IS DUE BY DECEMBER 31, 2016.

Since March 2002, our principal stockholder has been providing funding to us for working capital on an unsecured basis. The original amount of the credit line extended to us in 2002 was $2.5 million.  At December 31, 2014, we owed him approximately $10.6 million, and he has advanced us an additional $400,000 in 2015. As extended, this loan is due on December 31, 2016 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our Company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due. Although he has continually extended the due date of this obligation since the credit line was first extended to us in 2002, most recently extending the maturity date from December 31, 2015 to December 31, 2016, there are no assurances this stockholder will continue to provide extensions to us indefinitely.  While the loan is unsecured, the repayment terms of this obligation makes it more difficult for us to secure the additional financing we need to fund our operations.

WE RELY ON SALES TO A LIMITED NUMBER OF CUSTOMERS AND THERE ARE NO ASSURANCES THAT THESE CUSTOMERS WILL CONTINUE TO PURCHASE PRODUCTS FROM US.

We are dependent upon sales to a limited number of customers. During 2014 two customers individually accounted for approximately 17% and 16.6%, respectively (for a total of 33.6%) of our net sales. During 2013 two customers individually accounted for approximately 13.9%, and 13.4%, respectively (for a total of 27.3%), of our net sales. We do not have contracts with our customers and the loss of sales from one or more of these customers could materially impact our results of operations in future periods.

AT DECEMBER 31, 2014 OUR CURRENT LIABILITIES INCLUDE $1,513,931 OF DEFERRED COMPENSATION.  WE DO NOT HAVE THE FUNDS TO PAY THESE AMOUNTS.

Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and two other employees, have elected to defer a portion of the cash compensation due them to assist us in managing our cash flow and working capital needs.  As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. We do not have the funds to pay these amounts in entirety, and any demand by these officers and employees for full payment would reduce the amount of funds we have available for our operations.  We could be required to pay these obligations at a time when it is disadvantageous for us, and could result in our inability to satisfy our other obligations as they become due.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY OUR ABILITY TO CONDUCT OUR BUSINESS AS IT IS PRESENTLY CONDUCTED IS IN JEOPARDY.

Our success is heavily dependent on our proprietary technology and we rely on a combination of contractual rights, patents, trade secrets, trademarks and non-disclosure agreements to establish and protect our proprietary rights. There can be no assurances that the steps we take to protect our proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of products with features based upon, or otherwise similar to, our products. In addition, although we believe that any new technology currently in development or patent pending has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that we are correct or that third parties will not assert infringement claims against us in the future. If instituted, there can be no assurances we will have adequate resources to defend a patent infringement or other proprietary rights infringement action. If we are unable to adequately protect our proprietary rights or if other products should be developed which are substantially similar to ours, our ability to continue our operations as they are presently conducted could be in jeopardy and we could be forced to cease operations. The Company believes it will have future benefits from current patent awards and applications and does not regard our business as being dependent upon any single patent or group of patents that may expire in the near-term.

Risk Related to our Common Stock

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Delaware General Corporation Law also may be deemed to have certain anti-takeover effects. Further, our certificate of incorporation authorizes the issuance of up to 500,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Although, to date, we have never issued preferred stock, our board of directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At December 31, 2014, we had 48,683,135 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, were outstanding:

•

1,068,280 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.25 to $.50 per share; and

•

3,560,065 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $0.17 per share to $0.34 per share.

The issuance of these shares will be dilutive to our existing stockholders.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTCQB® MARKETPLACE, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

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

THERE MAY NOT BE SUFFICIENT LIQUIDITY IN THE MARKET FOR OUR SECURITIES IN ORDER FOR INVESTORS TO SELL THEIR SECURITIES. THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

While our common stock is quoted on the OTCQB Tier of the OTC Markets, our common stock is thinly traded and should be considered an illiquid investment. The market price of our common stock will likely be highly volatile, as is the stock market in general, and the market for over the counter quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDERS ABILITY TO BUY AND SELL OUR STOCK.

In addition to the penny stock rules promulgated by the SEC, which are discussed earlier in this section, the rules of the Financial Industry Regulatory Authority, Inc. (FINRA) require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must have reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

PROPERTIES.

We lease approximately 25,500 square feet of office and warehouse space in Boynton Beach, Florida which serves as our principal executive offices, from an unrelated third party under a lease which expires on July 31, 2019. We pay a base rental of $12,386, which escalates to $13,940 in 2018 and we are responsible for all operating expenses and utilities.

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our Company.

PART II

ITEM 5.

STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB® marketplace under the symbol PFTI. The reported high and low sales prices for the common stock as reported on the OTCQB® marketplace are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2013
First quarter ended March 31, 2013	$0.19	$0.11
Second quarter ended June 30, 2013	$0.18	$0.13
Third quarter ended September 30, 2013	$0.18	$0.14
Fourth quarter ended December 31, 2013	$0.21	$0.10

Fiscal 2014
First quarter ended March 31, 2014	$0.22	$0.14
Second quarter ended June 30, 2014	$0.25	$0.18
Third quarter ended September 30, 2014	$0.33	$0.19
Fourth quarter ended December 31, 2014	$0.24	$0.15

On March 26, 2015, the last sale price of our common stock as reported on the OTCQB® marketplace was $0.19. As of March 26, 2015, there were 321 record owners of our common stock. The transfer agent for the Company’s common stock is ClearTrust LLC, 16540 Pointe Village Drive, Suite 201, Lutz, Florida 33558.

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

Recent Sales of Unregistered Securities

Under the terms of the consulting agreement with Catalyst Global LLC, the Company is required to issue it warrants on a monthly basis as partial compensation for its services.  On each of December 1, 2014, January 1, 2015, February 1, 2015 and March 1, 2015 we issued the firm five year warrants to purchase 52,917 shares of the Company's common stock with an exercise price of $0.25 per share.  The recipient is a sophisticated investor with access to business and financial information on the Company and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(a)(2) of that act.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with our audited financial statements and the related notes appearing elsewhere in this report. In addition to historical financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under “Cautionary Statement Regarding Forward-Looking Information” and Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

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

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a nationwide distribution network that will not only sell but also install and support our product. We currently have approximately 100 distributors and dealers that sell and/or service the Puradyn system in the U.S. and internationally.

In October 2014, we released two new additions to our line of bypass filtration products:

•

Puradyn Millennium Technology System (MTS) which utilizes a closed lubricating system to remove, as do all the Puradyn products, solid contaminants down to less than one micron while safely extending the lubrication or hydraulic oil's useful life. The MTS technology eliminates the legacy electrical power connection and electric evaporation plate, required for liquid contamination removal in the TF and PFT models, thus bringing the product into compliance with all new emission standards required for Tier 4 engines. The MTS also offers the added benefits of reduced mechanical complexity and a smaller profile for a simpler, faster, and lower cost installation. The MTS can be used on all engine types and configurations using any fuel type, including natural gas and biofuels, where the incidence of water formation during combustion can be more prevalent.

•

Puradyn Polydry® patented replacement filter element, specifically designed for use with the MTS. Polydry filter elements incorporate polymer-based technology formulated specifically to absorb water contamination occurring naturally in engine oil and hydraulic systems through condensation or the combustion process. Water trapped in the polymer-based material within Polydry filter elements is eliminated with each filter element replacement.

Our sales and marketing efforts target industries and potential customers open to innovative methods to reduce oil maintenance costs. We believe that these businesses are searching for new and progressive ways to maintain their equipment, including bypass oil filtration. While this is a long-term and ongoing process, we believe we have achieved a degree of product acceptance based on the expansion of existing strategic relationships we have with Nabors Industries, Inc. and other end-users and distributors, including:

•

The recent and successful completion of a four-year evaluation by a major global oil and gas industry contractor in Italy.

•

A six-month evaluation initiated with a major offshore drilling contractor.

•

New distributor relationships established in Africa, Asia, Europe, and South America to bolster international sales.

We continue to address our liquidity and working capital issues as we seek to raise additional capital. During 2014 we borrowed an additional $745,125 from our principal stockholder, and at December 31, 2014 we owed this stockholder approximately $10.6 million. He has also advanced us an additional $400,000 during 2015. We are materially dependent upon him continuing to provide working capital to us.

During 2014 we improved our gross margins by 6.7% while maintaining our operating expenses at approximate 2013 levels which, coupled with the increase in our net sales, had the impact of reducing our operating loss in 2014. We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. We also continue to review cost of material increases, some of which were passed through to our customers as product price increases in the past few years.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on loans from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder, as set forth above, have led our independent registered public accounting firm Liggett, Vogt & Webb, P.A. to include a statement in its audit report relating to our audited financial statements for the years ended December 31, 2014 and 2013 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited financial statements appearing elsewhere in this report.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 1 of our Notes to Financial Statements appearing elsewhere in this report.

Results of Operations

Net Sales. Net sales increased by 23% in 2014 compared to 2013. Domestic sales represented 87% of net revenues in 2014, compared to 2013 when domestic sales represented approximately 90% of net sales. In 2014, international sales increased to 13% of the Company’s net sales compared to 10% of the Company’s net sales in 2013, due to increased purchases by two major customers.

Cost of Products Sold. Gross profit, as a percentage of sales, increased from 29% for 2013 to 36% for 2014. The increase in gross profit was also attributable to sales of higher margin products, sales to customers in higher margin price categories and reduced charges for slow moving inventory. Gross profit also benefitted in 2014 from reduced costs of a few of our key components purchased during the period. We have obtained alternative sources for some of these components and this has contributed to improved margins.

Total Operating Costs. Total operating costs remained relatively consistent between 2014 and 2013. Salaries and wages decreased approximately 0.2% in 2014 as compared to 2013. This slight decrease resulted from a reduction in vested benefit accruals from prior periods. Salaries and wages, as a percentage of sales, declined to 35% in 2014 compared to 43% in 2013.  Management does not anticipate any material changes in salaries and wages at the current level of sales and anticipates only nominal hiring would be required to support increased sales to OEM and niche industry targets.

Selling and administrative expenses decreased by approximately 4% in 2014 from 2013. The following table sets forth the components of selling and administrative expenses:

	2014	2013	% Change
Employee Benefits	$199,875	$225,396	(11.3%	)
Travel & Marketing	200,086	223,952	(10.7%	)
Depreciation/Amortization	21,976	21,354	2.9%
Engineering	(4,189)	19,955	(121%	)
Professional Fees	174,665	192,512	(9.3%	)
Investor Relations	47,180	4,556	935.5%
Occupancy Expense	102,322	103,446	(1.1%	)
Patent Expense	100,217	87,556	14.5%
Bad Debts	1,140	(249)	(557.4%	)
Other Expenses	79,264	79,524	(0.3%	)
Total	$922,536	$958,002	(3.7%	)

The decrease in employee benefits resulted from the impact of vested employee stock option expenses. Travel and marketing expenses decreased due to the reduced international travel. Professional fees decreased as a result of reduced accounting costs. The increase in investor relations was due to our new arrangement with an outside investor relation firm. The increase in patent costs was due to filing costs for patents associated with our MTS and future products. We anticipate that our selling and administration expenses will remain at the same level in 2015 as 2014. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses.

Interest Expense Interest expense increased 15% in 2014 as compared to 2013 as a result of increased borrowings in 2014. The Company pays interest monthly on the notes payable to our principal stockholder at prime rate less 0.5%, with rates reset as often as the Federal Reserve changes interest rates, which was a weighted average of 2.431% for 2014, as compared to an average of 2.305% for 2013.

Loss on impairment of fixed assets Loss on impairment of fixed assets was $29,284 for the year ended December 31, 2013. The Company determined that certain dies will not be used and fully impaired the value.

Gain / (loss) on note receivable On July 1, 2013 the Company received $136,273 from Richard C. Ford as payment of the balance remaining on the default final judgment in the amount of $146,273. These amounts are recorded as other income.

Miscellaneous income Miscellaneous income for the year ended December 31, 2013 represents a one-time non-cash item related to certain customer credit amounts that reached the five year statute of limitations and were written off.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2014, we had cash of $53,288 as compared to cash of $161,503 at December 31, 2013. At December 31 2014, we had negative working capital of $1,043,010 and our current ratio (current assets to current liabilities) was .47 to 1. At December 31, 2013 we had negative working capital of approximately $769,907 and our current ratio was .57 to 1. The decrease in working capital is primarily attributable to decreases in accounts receivable and cash, offset by an increase in inventories and prepaid expenses.

We have incurred net losses each year since inception and at December 31, 2014 we had an accumulated deficit of $58,443,878. Our net sales are not sufficient to fund our operating expenses. We do not have any external sources of liquidity. Historically, we have relied on loans from related parties to fund our operations. During 2014 we borrowed an additional $745,125 from our principal stockholder, and at December 31, 2014, we owed this stockholder approximately $10.6 million for funds advanced to us for working capital. Interest expense on this loan was $249,134 for the year ended December 31, 2014.

We do not currently have any commitments for capital expenditures. Our current cash position is insufficient to cover our current operating needs. While we anticipate cash flows from 2015 sales activity, additional cash will still be needed to support operations, meet our working capital needs and satisfy our obligations as they become due. In addition, as set forth above, we owed our principal stockholder approximately $10.6 million on December 31, 2014 and he has advanced us an additional $400,000 during 2015. These amounts are due on December 31, 2016 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our Company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due and there are no assurances our stockholder will extend the due date.

We continue to address liquidity concerns because of inadequate revenue growth. Our cash flow from operations is insufficient to cover our liquidity needs for the immediate future. We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2015. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event, it is possible that stockholders could lose their entire investment in our Company.

Operating activities

Net cash used in operating activities during 2014 was $823,704, as compared to $957,941 for 2013, which went primarily to fund the operating losses. During 2014, the effect of the net loss on working capital is decreased by lower inventories which were partially offset by increased accounts payable, deferred compensation and accrued liabilities and a decrease in accounts receivable. During 2013, the effect of the net loss on working capital is decreased by lower inventories, prepaid expense and lower accounts payable which were partially offset by increased deferred compensation and accrued liabilities and an increase in accounts receivable.

Investing activities

Net cash used in investing activities during 2014 was $70,927, as compared to $127,845 for 2013. The majority of the 2014 and 2013 investment activity related to capitalized patent costs and the purchase of computer equipment.

Financing activities

Net cash provided by financing activities was $786,411 for 2014, as compared to $1,132,777 for 2013. During 2014, $745,125 was received from a note payable due to our primary stockholder and another $25,000 was received from a stockholder who is also a director and the sole owner of Boxwood Associates, Inc. as well as $24,383 from the exercise of employee stock options.  These amounts were offset by payment of $8,097 on capital leases.  During 2013, $1,115,205 was received from a note payable due to our primary stockholder and another $25,000 was received from a stockholder who is also a director and the sole owner of Boxwood Associates, Inc. These amounts were offset by payment of $7,248 on capital leases.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our Chief Executive Officer, and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and our Vice President who serves as our principal financial officer, concluded that as of December 31, 2014,  our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and/or members of our Board of Directors:

Name	Age	Positions
Joseph V. Vittoria	79	Chairman of the Board of Directors and Chief Executive Officer
Kevin G. Kroger	63	President, Chief Operating Officer and Director
John S. Caldwell (2)	69	Director
Forrest D. Hayes (1), (2)	82	Director
Dominick Telesco	83	Director
Charles W. Walton (1)	82	Director
Alan J. Sandler	75	Principal Financial Officer, Vice President, Chief Administrative
		Officer and Corporate Secretary

———————

(1)

Audit Committee member

(2)

Compensation Committee member

Joseph V. Vittoria was appointed to the Puradyn Board of Directors as Chairman on February 8, 2000 and to the office of Chief Executive Officer on October 24, 2006. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. from 1997 until it was sold in 2000. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc., and was its President and Chief Operating Officer from 1982 to 1987. Mr. Vittoria also serves on the Boards of City Car Services, Inc. and Lenger Financial.

Mr. Vittoria’s extensive management, banking, organizational growth and experience brings oversight and guidance to the Company’s entire organization. The Board believes that Mr. Vittoria has the experience, qualifications, attributes and skills necessary to serve as a Director.

Kevin G. Kroger joined Puradyn July 3, 2000 as President and Chief Operating Officer and was appointed to the Board of Directors in November 2000. He was also appointed to the Board of Ltd. In December 2000, Mr. Kroger was with Detroit Diesel Corporation from 1989 to the time he joined our Company, serving in various executive and Board positions prior to his appointment in 1998 to the position of Vice President and General Manager of Series 55/40/30/Cento Industrial product line. From 1987 to 1989 he was Vice President of R.E.S. Leasing and of VE Corporation. From 1971 to 1987, he held several management positions with Caterpillar Corporation.

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2014 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2014, as well as any written representation from a reporting person that no Form 5 is required, we are aware of no officer, director or 10% or greater stockholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2014, other than Mr. Hayes who failed to timely file one Form 4 reporting two transactions. The delinquent report was subsequent filed.

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

Nominees the Board of Directors

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

Committees of the Board of Directors

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

•

understands audit committee functions.

The audit committee met four times in 2014.

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

The Compensation Committee met in discrete session in the context of a full board meeting. The Compensation Committee did not engage a compensation consultant or similar consultant nor did it consult with any third parties regarding compensation matters during 2014.

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for:

•

our principal executive officer or other individual serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 as that term is defined under Rule 3b-7 of the Exchange Act

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with FASB ASC 718, Compensation-Stock Compensation. The assumptions made in the valuations of the option awards are included in Note 13 of the Notes to our Financial Statements for the year ended December 31, 2014 appearing elsewhere in this report. During 2014, two executives deferred 35% and 15% of base wages. During 2013, one executive deferred 45% of base wages and one executive received a payout of accrued salary totaling approximately $71,000. The amounts included below reflect wages actually earned during the respective periods.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph V. Vittoria [1]	2014	—	—	—	—	—	—	—	—
	2013	—	—	—	2,726	—	—	—	2,726
Kevin Kroger [2]	2014	186,000	—	—	—	—	—	16,165	202,165
	2013	186,000	—	—	21,828	—	—	18,378	226,206
Alan Sandler [3]	2014	112,000	—	—		—	—	1,453	113,453
	2013	112,000	—	—	11,423	—	—	2,610	126,033

———————

1.

Mr. Vittoria, who is also the Chairman of our Board of Directors, serves as our Chief Executive Officer. Mr. Vittoria’s compensation excludes interest paid to him under the working capital loan he provides to our Company. See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report.

2.

Mr. Kroger serves as our President and Chief Operating Officer. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Kroger during each fiscal year and disability and life insurance premiums we pay on his behalf. Annual salary deferral of $65,255 and $77,598, which is included in his salary for 2014 and 2013 in the foregoing table, and 150,000 employee stock options, exercisable at $0.14 per share, with a four-year vesting period from date of grant. As there is no written agreement with Mr. Kroger which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that he could demand payment in full at any time.

3.

Mr. Sandler serves as our principal financial officer, Vice President, and Chief Administrative Officer. All Other Compensation in the foregoing table represents the amounts for reimbursement of Social Security and Medicare premiums. Annual salary deferral of $16,852 in his salary for 2014 in the foregoing table, and 75,000 employee stock options, exercisable at $0.14 per share, with a four-year vesting period from date of grant. As there is no written agreement with Mr. Sandler which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that he could demand payment in full at any time.

How our Executive Officers Compensation is Determined

Mr. Vittoria, who has served as our Chief Executive Officer since October 2006, is not a party to an employment agreement with the Company. He receives no compensation and does not participate in any of the Company’s insurance plans.

On July 3, 2000, the Company entered into an employment agreement, with an initial term of three years, with Mr. Kroger, who serves as our President and Chief Operating Officer. Thereafter, the contract was amended on December 23, 2002 and July 3, 2003. The term of the agreement automatically renews on a year to year basis on the same terms and conditions contained herein in effect as of the time of renewal.  The contract provided for an annual salary of $166,000, minimum bonuses of $50,000, $80,000 and $80,000, respectively, for the years 2000 through 2002; 300,000 qualified stock options; a one-year salary severance clause, and certain insurance and auto allowance compensations. On December 23, 2002, it was agreed that the President receive 100,000 shares of common stock in lieu of the $80,000 bonus due to be paid. Mr. Kroger is also entitled to paid health insurance, a life insurance and disability policy, a $1,000 per month car allowance, five weeks paid vacation and other executive benefits which may be made available from time to time. Upon entering into the agreement we granted Mr. Kroger 10-year options to purchase 300,000 shares of our common stock at the then fair market value of our common stock which vested in equal installments on the first, second, third and fourth anniversary date of the agreement. The agreement also contains customary indemnification, non-compete, confidentiality and invention assignment clauses. The term of the agreement continues on a year-to-year basis on the same terms and conditions as were in effect at the time of renewal. The agreement may be terminated by us upon Mr. Kroger’s death or disability, by us for good cause as defined in the agreement, or by either party without cause. In the event the agreement is terminated on Mr. Kroger’s death, by us for cause or by him without cause, we do not owe any severance benefits. If the agreement is terminated as a result of his disability, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year.  If the agreement is terminated by us without cause or by Mr. Kroger in the event of a change of control of our Company, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year, together with any declared but unpaid bonus. The addendum dated July 3, 2003 discontinued the bonus provision of the contract but all other terms and conditions of the contract remain in effect. During the fiscal year 2014, Mr. Kroger’s base annual salary was $186,000 with approximately $65,225 deferred annually. As there is no written agreement with Mr. Kroger which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that he could demand payment in full at any time.

Mr. Sandler, who has served as our principal financial officer since April 2010 and Vice President and Chief Administrative Officer since January 2000, is not a party to an employment agreement with the Company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Sandler’s compensation including the scope of his duties and responsibilities to our Company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in determining the amount of Mr. Sandler’s compensation. During fiscal year 2014 and 2013 Mr. Sandler’s compensation package included a base annual salary of $112,000, with approximately $16,852 deferred in 2014, and company-provided insurance benefits and reimbursement of his Social Security and Medicare premiums. As there is no written agreement with Mr. Sandler which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that he could demand payment in full at any time. The amount payable to Mr. Sandler can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2014:

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Joseph V. Vittoria	21,008	—	—	.50	8/6/15	—	—	—	—
	20,492	—	—	.50	1/10/16	—	—	—	—
	166,666	333,334		.18	11/22/18	—	—	—	—
Kevin Kroger	100,000	—	—	0.26	06/10/18	—	—	—	—
	100,000	—	—	0.21	9/8/20	—	—	—	—
	150,000	—	—	0.28	02/04/21	—	—	—	—
	100,000	50,000	—	0.14	3/30/22	—	—	—	—
Alan Sandler	100,000	—	—	0.26	06/10/18	—	—	—	—
	100,000	—	—	0.30	08/05/18	—	—	—	—
	75,000	—	—	0.21	09/08/20	—	—	—	—
	75,000	—	—	0.28	02/04/21	—	—	—	—
	50,000	25,000	—	0.14	3/30/22	—	—	—	—

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

As of December 31, 2014, under the Directors’ Plan, options to purchase 150,000,000 shares of common stock were outstanding. As of December 31, 2014, under the 1996 Plan, there were no non-qualified options outstanding, under the 1999 Plan, incentive stock options to purchase 992,008 shares of common stock were outstanding and, under the 2010 Plan, incentive stock options to purchase 2,418,057 shares of common stock were outstanding.

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

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2014. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 13 of the Notes to our Financial Statements for the year ended December 31, 2014 appearing elsewhere in this report.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation earnings ($)	All other compensation ($)	Total ($)
Joseph V. Vittoria	—	—	—	—	—	—	—
John S. Caldwell (1)	—	—	1,928	—	—	—	1,928
Forrest D. Hayes (2)	—	—	2,303	—	—	—	2,303
Kevin G. Kroger	—	—	—	—	—	—	—
Dominick Telesco (3)	24,000	—	1,044	—	—	—	25,044
Charles W. Walton (4)	—	—	1,928	—	—	—	1,928

———————

(1)

On August 25, 2014, General Caldwell was granted options to purchase 7,500 shares of common stock at an exercise price of $0.27 per share, vesting on August 25, 2016 and expiring on August 25, 2019.

(2)

On November 10, 2014, Mr. Hayes was granted options to purchase 10,000 shares of common stock at an exercise price of $0.21 per share, vesting on November 10, 2016 and expiring on November 10, 2019.

(3)

On December 19, 2014, Mr. Telesco was granted options to purchase 5,000 shares of common stock at an exercise price of $0.22 per share, vesting on December 19, 2016 and expiring on December 19, 2019. On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco is President of Boxwood Associates, Inc.

(4)

On August 25, 2014, Dr. Walton was granted options to purchase 7,500 shares of common stock at an exercise price of $0.27 per share, vesting on August 25, 2016 and expiring on August 25, 2019.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 26, 2015 we had 48,683,135 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2015 by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Joseph V. Vittoria (1)	5,472,586	11.4%
Kevin G. Kroger (2)	1,142,709	2.3%
Alan J. Sandler (3)	454,938	*
Lieutenant General John S. Caldwell, Jr. US Army (retired)(4)	22,500	*
Forrest D. Hayes (5)	30,000	*
Dominick Telesco (6)	6,261,297	14.0%
Dr. Charles W. Walton (7)	401,428	*
All officers and directors as a group (eight persons) (1)(2)(3)(4)(5)(6)(7)	13,384,030	30.1%

———————

*

represents less than 1%

(1)

The number of shares beneficially owned by Mr. Vittoria includes:

•

warrants to purchase 21,008 shares of common stock at $.50 per share through August 6, 2015; and

•

warrants to purchase 20,492 shares of common stock at $.50 per share through January 10, 2016.

•

options to purchase 166,666 shares of common stock at $.18 per share through November 22, 2018.

The number of shares beneficially owned by Mr. Vittoria excludes:

•

unvested options to purchase 333,334 shares of common stock at $.18 per share through November 22, 2018.

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

The number of shares beneficially owned by General Caldwell excludes:

•

unvested options to purchase 7,500 shares of common stock at $0.18 per share through August 25, 2018; and

•

unvested options to purchase 7,500 shares of common stock at $0.27 per share through August 25, 2019.

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

The number of shares beneficially owned by Mr. Hayes excludes:

•

unvested options to purchase 10,000 shares of common stock at $.18 per share through November 10, 2018; and

•

unvested options to purchase 10,000 shares of common stock at $.21 per share through November 10, 2019.

(6)

The number of shares beneficially owned by Mr. Telesco includes:

•

warrants to purchase 18,727 shares of common stock at $.50 per share through January 24, 2016;

•

options to purchase 5,000 shares of common stock at $.28 per share through December 18, 2015.

•

options to purchase 5,000 shares of common stock at $0.11 per share through December 19, 2016; and

•

options to purchase 5,000 shares of common stock at $0.13 per share through December 19, 2017.

The number of shares beneficially owned by Mr. Telesco excludes:

•

unvested options to purchase 5,000 shares of common stock at $0.15 per share through December 19, 2018; and

•

unvested options to purchase 5,000 shares of common stock at $0.22 per share through December 19, 2019.

(7)

The number of shares beneficially owned by Dr. Walton includes:

•

options to purchase 7,500 shares of common stock at $0.23 per share through August 25, 2015; and

•

options to purchase 7,500 shares of common stock at $0.18 per share through August 25, 2016; and

•

options to purchase 7,500 shares of common stock at $0.145 per share through August 25, 2017.

The number of shares beneficially owned by Dr. Walton excludes:

•

unvested options to purchase 7,500 shares of common stock at $0.18 per share through August 25, 2018; and

•

unvested options to purchase 7,500 shares of common stock at $0.27 per share through August 25, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
1999 Stock Option Plan	992,008.35		—
2010 Stock Option Plan	2,418,057.20		1,430,279
2000 Non-Employee Directors Plan	150,000.20		250,000

Plans not approved by stockholders	N/A	N/A	N/A

A description of each of these plans is contained earlier in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

Please see Note 16 to the Company's audited financial statements appearing elsewhere in this report for a description of transactions with related parties during 2014 and 2013.

Director Independence

John S. Caldwell, Forrest D. Hayes, Dominick Telesco and Charles W. Walton are considered "independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Liggett, Vogt & Webb, P.A., formerly Webb and Company, P.A. served as our independent registered public accounting firm for fiscal 2014 and fiscal 2013. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2014 and fiscal 2013.

	Fiscal 2014	Fiscal 2013

Audit Fees	$46,000	$46,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$46,000	$46,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2014 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated December 30, 1996 (2)
3.2	Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (3)
3.3	Bylaws (1)
3.4	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011 (14)
4.1	Form of common stock certificate (8)
4.2	Form of Class A Warrant issued to Mr. Vittoria (9)
4.3	Form of $1.25 common stock purchase warrant (7)
4.4	Form of Warrant Amendment (15)
4.5	Form of Common Stock Purchase Warrant to be issued to Catalyst Global LLC (22)
10.1	Agreement dated June 8, 2012 by and between Puradyn Filter Technologies Incorporated and Monarch Communications, Inc. (17)
10.2	1999 Stock Option Plan (4)
10.3	2000 Non-Employee Directors’ Plan (5)
10.4	2002 Audit Committee Charter (6)
10.5	Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (1)
10.6	Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995 (1)
10.7	Lease Amendment #2 between Puradyn Filter Technologies, Inc. and Premier Gateway Center at Quantum LLP (10)
10.8	Master Distributor Agreement dated February 18, 2008 by and between Puradyn Filter Technologies Incorporated and Filter Solutions Ltd. (11)
10.9	Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger, as amended (11)
10.10	Standby Commitment Agreement Amendment No. 16 dated March 5, 2014
10.11	Consulting Agreement dated October 20, 2009 between Puradyn Filter Technologies Incorporated and Boxwood Associates, Inc.(16)
10.12	2010 Stock Option Plan (13) (20)
10.13	Lease between Puradyn Filter Technologies, Inc. and Duke PBC At Quantum I-9, LLC (18)
10.14	Public Relations Agreement with Monarch Communications dated July 24, 2013 (19)
10.15	Investors Relations Agreement with Catalyst Global LLC dated October 1, 2014 (21)
10.16	Standby Commitment Agreement Amendment No. 17 dated March 19, 2014*
14.1	Business Ethics and Conflicts of Interest Statement (6)
21.1	Subsidiaries of the registrant (11)
23.1	Consent of Liggett, Vogt & Webb, P.A.*
31.1	Section 302 certification of Chief Executive Officer*
31.2	Section 302 certification of Principal financial and accounting officer*
32.1	Section 906 certification of Chief Executive Officer*
32.2	Section 906 certification of Principal financial and accounting officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(20)

Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-197098, as filed with the Securities and Exchange Commission on June 27, 2014.

(21)

Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puradyn Filter Technologies Incorporated (Registrant)

By:	/s/ Joseph V. Vittoria
Chairman and Chief Executive Officer
Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

March 30, 2015

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
Dominick Telesco, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Puradyn Filter Technologies Inc.

We have audited the accompanying balance sheets of Puradyn Filter Technologies Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puradyn Filter Technologies Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the financial statements, the Company has incurred net losses each year since inception and has relied on the sale of its stock and loans from third parties and related parties to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

Liggett, Vogt & Webb, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 30, 2015

PURADYN FILTER TECHNOLOGIES INCORPORATED

BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$53,288	$161,503
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $16,236, respectively	205,314	182,143
Inventories, net	587,690	593,783
Prepaid expenses and other current assets	91,893	84,279
Total current assets	938,185	1,021,708

Property and equipment, net	57,891	57,046
Other noncurrent assets	347,836	317,508
Total assets	$1,343,912	$1,396,262

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$130,597	$103,252
Accrued liabilities	308,387	279,470
Current portion of capital lease obligation	3,280	8,097
Deferred compensation	1,513,931	1,400,796
Notes Payable - stockholders	25,000	—
Total current liabilities	1,981,195	1,791,615

Capital lease obligation, less current portion	—	3,280
Notes Payable - stockholders	10,574,367	9,829,242
Total Long Term Liabilities	10,574,367	9,832,522
Total Liabilities	12,555,562	11,624,137

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 48,683,135 and 48,632,482, respectively	48,683	48,632
Additional paid-in capital	47,183,545	47,010,511
Accumulated deficit	(58,443,878)	(57,287,018)
Total stockholders’ deficit	(11,211,650)	(10,227,875)
Total liabilities and stockholders’ deficit	$1,343,912	$1,396,262

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013

Net sales	$3,112,636	$2,538,613
Cost of sales	2,005,500	1,805,268
Gross profit	1,107,136	733,345

Costs and expenses:
Salaries and wages	1,090,329	1,092,529
Selling and administrative	922,536	958,002
Total Operating Costs	2,012,865	2,050,531

Loss from operations	(905,729)	(1,317,186)

Other (expense) income:
Loss on impairment of fixed assets	—	(29,284)
Settlement income	—	146,273
Miscellaneous income	—	85,719
Interest expense	(251,131)	(218,814)
Total other expense	(251,131)	(16,106)

Provision for income taxes	—	—

Net loss	$(1,156,860)	$(1,333,292)

Basic and diluted loss per common share	$(.02)	$(.03)

Basic and diluted weighted average common shares Outstanding	48,809,135	48,373,044

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Operating activities
Net loss	$(1,156,860)	$(1,333,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,754	35,539
Impairment of fixed assets	—	29,284
Gain on customer credits	—	(85,719)
Provision for bad debts	764	(249)
Provision for obsolete and slow moving inventory	1,727	68,343
Amortization of deferred financing costs included in interest expense	—	503
Compensation expense on stock-based arrangements with employees, consultants, vendors and investors	148,702	181,297
Changes in operating assets and liabilities:
Accounts receivable	(23,935)	(41,777)
Inventories	4,366	55,669
Prepaid expenses and other current assets	(7,819)	14,040
Other noncurrent assets	10,147	—
Accounts payable	27,345	(6,930)
Accrued liabilities	18,770	22,381
Deferred compensation	113,135	102,970
Net cash used in operating activities	(823,904)	(957,941)

Investing activities
Capitalized patent costs	(41,553)	(92,337)
Purchases of equipment	(29,169)	(35,508)
Net cash used in investing activities	(70,722)	(127,845)

Financing activities
Proceeds from exercise of stock options	24,383	—
Proceeds from issuance of notes payable to stockholders	745,125	1,115,205
Proceeds from stockholder loan	25,000	25,000
Payment of capital lease obligations	(8,097)	(7,428)
Net cash provided by financing activities	786,411	1,132,777

Net increase / (decrease) in cash	(108,215)	46,991

Cash at beginning of year	161,503	114,512

Cash at end of year	$53,288	$161,503

Supplemental cash flow information
Cash paid for interest	$237,377	$202,665
Cash paid for taxes	—	—

Noncash investing and financing activities
Common stock issued in lieu of payment, for accrued interest	$—	$9,118
Common stock returned by related party	$294	$—

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2012	—	$—	47,399,233	$47,399	$46,671,332	$(55,953,726)	$(9,234,995)

Net loss	—	—	—	—	—	(1,333,292)	(1,333,292)
Common Stock issued in satisfaction of notes payable and accrued interest	—	—	933,069	933	158,185	—	159,118
Common stock issued to consultants	—	—	300,240	300	47,700	—	48,000
Compensation expense associated with unvested option awards	—	—	—	—	133,294	—	133,294

Balance at December 31, 2013	—	—	48,632,482	48,632	47,010,511	(57,287,018)	(10,227,875)

Net loss	—	—	—	—	—	(1,156,860)	(1,156,860)
Exercise of employee stock options	—	—	161,664	162	24,221	—	24,383
Common stock issued to consultants	—	—	183,107	183	35,817	—	36,000
Common stock retired	—	—	(294,118)	(294)	294	—	—
Warrants issued to consultants	—	—	—	—	32,846	—	32,846
Compensation expense associated with unvested option awards	—	—	—	—	79,856	—	79,856
Balance at December 31, 2014	—	$—	48,683,135	$48,683	$47,183,545	$(58,443,878)	$(11,211,650)

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1. Significant Accounting Policies

Organization

Puradyn Filter Technologies Incorporated (the “Company”), a Delaware corporation, is engaged in the manufacturing, distribution and sale of bypass  oil filtration systems under the trademark Puradyn® primarily to companies within targeted industries. The Company holds the exclusive worldwide manufacturing and marketing rights for the Puradyn products pursuant to licenses for two patents and through direct ownership of various other patents.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about allowances for inventory obsolescence, warranty reserves and bad-debt reserves, valuation allowance on the deferred tax asset, and the assumptions used in Black-Scholes valuation models related to stock options and warrants.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2014 and December 31, 2013, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2014 and December 31, 2013, respectively, because of their short-term natures.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2014 AND 2013

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

Deferred Financing Costs

The Company capitalizes financing costs and amortizes them using the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $0 and $503 for the years ended December 31, 2014 and 2013, respectively. Accumulated amortization of deferred financing costs as of December 31, 2014 and December 31, 2013 was $681,150 and $681,150 respectively.

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

Patents

Patents are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the patents. The estimated useful lives of patents are 20 years. Upon retirement, the cost and related accumulated amortization are eliminated from their respective accounts, and the resulting gain or loss is included in results of operations.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2014 AND 2013

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2014 and December 31, 2013, respectively:

	2014	2013
Balance as of beginning of year	$20,000	$20,000
Less: Payments made	—	(6,094)
Add: Provision for current years warranty	—	6,094

Balance as of end of year	$20,000	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2014 and 2013, advertising costs incurred by the Company totaled approximately $5,795 and $1,283, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2014 and 2013, engineering and development costs incurred by the Company totaled $14,192 and $26,280, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2014 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements.

In 2014 and 2013, respectively, 60,000 and 530,000 options were granted at fair market value on the date of grant pursuant to the Stock Option Plan.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2014 AND 2013

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2014 and December 31, 2013, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 17 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 4,628,345 in 2014 and 6,466,455 in 2013.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

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

In June 2014, ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2014 AND 2013

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This Update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. We are currently assessing the impact of the adoption of ASU 2014-15, and we have not yet determined the effect of the standard on our ongoing financial reporting.

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

3. Inventories

At December 31, 2014 and December 31, 2013 inventories consisted of the following:

	2014	2013

Raw materials	$961,313	$953,575
Work In Process	986	5,988
Finished goods	91,655	98,757
Valuation allowance	(466,264)	(464,537)
	$587,690	$593,783

4. Prepaid Expenses and Other Current Assets

At December 31, 2014 and December 31, 2013, prepaid expenses and other current assets consisted of the following:

	2014	2013

Prepaid expenses	$52,893	$61,399
Deposits	39,000	22,880
	$91,893	$84,279

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2014 AND 2013

5. Property and Equipment

At December 31, 2014 and December 31, 2013, property and equipment consisted of the following:

	2014	2013

Machinery and equipment	$1,023,143	$998,973
Furniture and fixtures	56,558	56,558
Leasehold improvements	129,722	129,722
Software and website development	88,842	88,842
Computer hardware and software	148,885	143,886
	1,447,150	1,417,981
Less accumulated depreciation and amortization	(1,389,259)	(1,360,935)
	$57,891	$57,046

Depreciation and amortization expense of property and equipment for the years ended December 31, 2014 and 2013 is $28,324 and $27,251, respectively, of which $6,347 and $6,168 is included in cost of products sold and $21,977 and $21,353 is included in selling and administrative costs, respectively, in the accompanying statements of operations. During the year ended December 31, 2014 the Company impaired $29,284 of machinery and equipment that was determined to have no future economic value.

6. Patents

Included in other assets at December 31, 2014 and 2013 are capitalized patent costs as follows:

	2014	2013

Patent costs	$332,406	$290,853
Less accumulated amortization	(20,390)	(8,960)
	$312,016	$281,893

Amortization expense for the year ended December 31, 2014 and 2013 amounted to $11,430 and $8,288, respectively.

7. Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of December 31, 2014, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. During 2008, this lease was renewed effective August 1, 2008 and expired on July 31, 2013 and contained an annual increase of 3%. During June 2009, an amendment to the lease agreement was reached, temporarily reducing the monthly rent. The total minimum lease payments over the term of the lease were reduced from an aggregate of approximately $956,000 to approximately $925,000, or approximately 3%. On September 27, 2012 the Company entered into a non-cancellable lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the lease signed on September 27, 2012 amount to $909,383. See Note 10.

The Company leases a condominium in Ocean Ridge, Florida, on an annual basis, to provide accommodations for Company use, primarily for Mr. Alan Sandler and Mr. Kevin Kroger, the Company’s Principal Financial Officer, Vice President and Chief Administrative Officer, and Chief Operating Officer, respectively. The lease has an annual expense of $8,500. Rent expense under all operating leases for the years ended December 31, 2014 and 2013 totaled $268,759 and $282,576, respectively, of which $204,568 and $222,105 is included in cost of products sold and $64,191 and $60,471 is included in selling and administrative costs, respectively, in the accompanying statements of operations.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2014 AND 2013

In January 2012 and August 2011, the Company entered into capital lease obligations for the purchase of $15,383 and $13,681, respectively of office equipment, which is included in property and equipment.  As of December 31, 2014 and 2013 the office equipment was recorded net of $24,732 and $12,196 respectively, of accumulated depreciation, in the accompanying balance sheets.

Future minimum lease commitments due for facilities and equipment leases under non-cancellable capital and operating leases at December 31, 2014 are as follows:

	Capital Leases	Operating Leases
2015	$3,458	$151,766
2016	—	156,259
2017 and thereafter	—	454,029
Total minimum lease payments	3,458	$762,054
Less amount representing interest	(178)
Present value of minimum lease payments	$3,280

8. Accrued Liabilities

At December 31, 2014 and December 31, 2013, accrued liabilities consisted of the following:

	2014	2013
Accrued wages and benefits	$61,178	$53,034
Accrued expenses relating to vendors and others	138,523	139,654
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	56,158	44,401
Deferred rent	32,528	22,381
	$308,387	$279,470

9. Deferred Compensation

Deferred compensation represents amounts owed to four employees for salary. As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. As of December 31, 2014 and 2013 the Company recorded deferred compensation of $1,513,931 and $1,400,796 respectively.

10. Notes Payable to Stockholders and Capital Leases

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an Executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.431% per annum at December 31, 2014), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2016. Refer to Note 16.

At December 31, 2014 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $4,474,367. At December 31, 2013 the Company had drawn the full funding amount under the agreement of $6.1 million plus an additional $3,729,242. Additionally, the Company has unsecured loans outstanding from one board member, who is also a significant stockholder, totaling $25,000 and $0 at December 31, 2014 and 2013. The note bears interest at a rate of 5% per annum and is due November 22, 2015. On February 13, 2013 the Company issued 882,353 shares of its common stock valued at $0.17 per share as payment for the note payable in the amount of $150,000 from a stockholder who is also a director. On April 8, 2013 the Company issued 50,656 shares of its common stock valued at $0.18 per share as payment for the interest, in the amount of $9,118, on the note payable in the amount of $150,000 from the stockholder who is also a director. See Note 14 and 16.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2014 AND 2013

During the years ended December 31, 2014 and 2013, the Company incurred interest expense of $249,134 and $215,696, respectively, on its loans from the stockholder who is also a director, which is included in interest expense in the accompanying statements of operations. Also included in interest expense at December 31, 2014 and 2013 were $1,997 and $3,118 of interest related to capital lease obligations, financing and loans from a stockholder.

Notes payable and capital leases consisted of the following at December 31, 2014 and December 31, 2013:

	2014	2013
Notes payable to stockholders	$10,574,367	$9,829,242
Capital lease obligation	3,280	11,377
	10,577,647	9,840,619
Less: current maturities	(3,280)	(8,097)
	$10,574,367	$9,832,522

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2014 were:

2015	$3,280
2016	10,574,367
2017	—
2018 and thereafter	—
$10,577,647

11. Income Taxes

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$17,317,362	$18,136,610
Depreciation and amortization	—	53,214
Accrued expenses and reserves	188,626	188,441
Impairment loss	—	89,323
Compensatory stock options and warrants	147,712	76,871
Capital Loss Carryover	1,549	44,739
Other	2,308	18,864
Total deferred tax assets	17,657,557	18,608,062
Valuation allowance	(17,657,557)	(18,608,062)
Net deferred tax assets	$—	$—

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $17,657,557 and $18,608,062 against its net deferred taxes is necessary as of December 31, 2014 and December 31, 2013, respectively. The change in valuation allowance for the years ended December 31, 2014 and 2013 is $950,505 and $497,989 respectively.

At December 31, 2014 and December 31, 2013, respectively, the Company had 46,924,149 and $49,450,072, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2017.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2014 AND 2013

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended December 31, 2014, 2013, 2012 and 2011 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2014	2013

Federal statutory taxes	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)
Nondeductible items	0.72	0.92
Change in valuation allowance	36.91	36.68
Other	—	(0.03)
	—%	—%

12. Commitments and Contingencies

Agreements

On September 30, 2014, the Company exercised the option to terminate the consulting agreement with Monarch Communications, Inc. for services rendered as public relations firm and media relations consultants for the Company. As compensation for their services, Monarch had received a monthly fee of $7,000, payable as $3,000 in cash and $4,000 in shares of common stock. Either party had the option to terminate the agreement with 30 days’ notice.

On October 1, 2014, the Company entered into a one-year agreement with Catalyst Global LLC to provide services rendered as investor relations consultant for the Company. As compensation for their services, Catalyst receives a monthly service fee of $4,000 in addition to warrants to purchase 635,000 shares of common stock, in lots of 52,917 warrants per month, exercisable at $0.25 per share. Either party may terminate the agreement with 30 days’ notice.

In January 2014, the Company renewed the lease at an annual expense of $8,500, on a condominium in Ocean Ridge, Florida until December 31, 2014.  In December 2014, the Company renewed the lease at an annual expense of $11,336 on a condominium in Ocean Ridge, Florida until December 31, 2015.

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

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco, a member of our board of directors, and a significant stockholder, is President of Boxwood Associates, Inc.  Refer to Note 16.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2014 AND 2013

13. Stock Options

The Company has three stock option plans, one adopted in September 1999 and amended in June 2000 (the “1999 Option Plan”), one adopted on November 8, 2000 (the “Directors’ Plan”), and one adopted in July 2010 (the “2010 Option Plan”). The 1999 Option Plan provides for the granting of up to 3,000,000 options, the Directors’ Plan provides for the granting of up to 400,000 options, and the 2010 Option Plan provides for the granting of 4,000,000 options.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2014 AND 2013

On August 25, 2014, the Company granted two directors options to purchase 15,000 shares of the Company’s common stock, at an exercise price of $0.27 per share. The options vest over a two year period and expire August 25, 2019. The quoted market price of the common stock at the time of issuance of the options was $0.27 per share. The fair value of the options totaled $3,856 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.0097%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 176%.

On September 3, 2014, the Company granted an employee options to purchase 30,000 shares of the Company’s common stock, at an exercise price of $0.27 per share. The options vest over a four-year period and expire May 22, 2024. The fair value of the options totaled $8,049 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.63%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 174%.

On November 10, 2014, the Company granted one director options to purchase 10,000 shares of the Company’s common stock, at an exercise price of $0.21 per share. The options vest over a two year period and expire November 10, 2019. The quoted market price of the common stock at the time of issuance of the options was $0.21 per share. The fair value of the options totaled $2,030 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.088%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 175%.

On December 19, 2014, the Company granted one director options to purchase 5,000 shares of the Company’s common stock, at an exercise price of $0.22 per share. The options vest over a two year period and expire December 18, 2019. The quoted market price of the common stock at the time of issuance of the options was $0.22 per share. The fair value of the options totaled $1,044 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.96%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 174%.

At December 31, 2014 there was $72,820 of unrecognized compensation cost related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of 1.72 years. At December 31, 2013 there was $138,414 of unrecognized compensation cost related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of 2.10 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the closing price. As of December 31, 2014 and 2013, the Company had options outstanding to purchase an aggregate of 3,560,065 and 4,194,972 shares respectively, with an exercise price above the quoted price of the Company’s stock, resulting in no intrinsic value.

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

•

In November  2014 an employee exercised a total 43,332 employee stock options with an exercise price of $0.14 per share The Company received net proceeds of $6,067 upon the exercise.

On July 11, 2014, the Company board of directors resolved to extend the expiration date by an additional two years past the original individual expiration dates of 482,830 Class A warrants to purchase common stock at a price of $0.35 per share, which were previously awarded to certain stockholder as part of private offerings. The Company did not incur a charge for the extension of the warrants.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2014 AND 2013

Additional information concerning the activity in the three option plans is as follows:

	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,194,972	0.25	3,863,972	$0.32
Granted	60,000	0.26	530,000	0.18
Exercised	(161,664)	0.15	—	—
Cancelled	(45,418)	0.15	(25,000)	0.28
Expired	(487,825)	0.32	(174,000)	1.62
Outstanding, end of year	3,560,065	0.24	4,194,972	0.25
Exercisable, end of year	2,885,051	0.19	2,847,048	0.28
Options available for future grant, end of year	834,943	0.16	1,488,611

Additional information concerning the unvested options is as follows:

	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Non-Vested options at beginning of year	1,311,674	0.18	1,687,000	0.13
Granted	60,000	0.26	530,000	0.18
Vested	(691,242)	0.18	(880,326)	0.22
Cancelled	(5,418)	0.15	(25,000)	0.14
Non- Vested options end of year	675,014	0.16	1,311,674	0.18

Summarized information with respect to options outstanding under the three option plans at December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.17 – .34	3,560,065	4.8	0.24	2,885,051	0.19

	3,560,065	4.8	0.24	2,885,051	0.19

The estimated fair value of each stock option grant on the date of grant was computed using the following weighted-average assumptions:

December 31,
	2014	2013
Risk-free interest rate	0.88%-1.63%	0.58%-0.64%
Expected term (life) of options (in years)	4.65-9.40	4.66-4.909
Expected dividends	—	—
Expected volatility	173.78%-176.67%	187.59%-210.00%

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2014 AND 2013

14. Common Stock

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

On February 13, 2013 the Company issued 882,353 shares of its common stock valued at $0.17 per share as payment for the note payable in the amount of $150,000 from a stockholder who is also a director. On April 8, 2013 the Company issued 50,656 shares of its common stock valued at $0.18 per share as payment for the interest, in the amount of $9,118, on the $150,000 note payable. On February 4, 2015 the Company received from the abovementioned stockholder who is also a director, a certificate in the amount of 882,353 shares of its common stock valued at $0.17 per share which had been issued in error as payment for the note payable in the amount of $150,000.  The certificate was reissued in the amount of 588,235 in exchange for the note payable in the amount of $100,000 the remaining $50,000 was recorded as a capital contribution in the year ended December 31, 2014. The Company recorded the transaction retroactive to December 31, 2014.  See Notes 10 and 16.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2014 AND 2013

15. Warrants

At December 31, 2014 and 2013, 1,068,280 and 2,271,483 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and began expiring on March 24, 2013 with the remaining warrants expiring at various dates through October 1, 2019. Information concerning the Company’s warrant activity is as follows:

	2014		2013
	Weighted Average Exercise		Weighted Average Exercise
	Warrants	Price	Warrants	Price
Outstanding, at the beginning of year	2,271,483	$0.46	3,899,758	$0.77
Granted	158,751	0.25	—	—
Exercised	—	—	—	—
Expired	(1,361,954)	0.50	(1,628,275)	1.20
Outstanding, at the end of year	1,068,280	$0.37	2,271,483	$0.46

	Warrants Outstanding – December 31, 2014
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.25 - $0.50	1,068,280	2.44	0.37
Totals	1,068,280	2.44	0.37

As partial compensation per an agreement dated October 1, 2014, for consultant work, the Company issued to Catalyst Global LLC the following:

On October 1, 2014, warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share. The warrants vest immediately and expire October 1, 2019. The quoted market price of the common stock at the time of issuance of the options was $0.23 per share. The fair value of the options totaled $11,179 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.93%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 176%.

On November 1, 2014, warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share. The warrants vest immediately and expire October 1, 2019. The quoted market price of the common stock at the time of issuance of the options was $0.20 per share. The fair value of the options totaled $10,792 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.05%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 177%.

On December 1, 2014, warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share. The warrants vest immediately and expire October 1, 2019. The quoted market price of the common stock at the time of issuance of the options was $0.22 per share. The fair value of the options totaled $10,875 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.96%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 174%.

16. Related Party Transactions

In March 2002 the Company executed a binding agreement with its CEO, who is also a principal stockholder, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.305% per annum at December 31, 2013), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended from December 31, 2007 to December 31, 2016.  Refer to Note 10.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2014 AND 2013

On February 13, 2013 the Company issued 882,353 shares of its common stock valued at $0.17 per share as payment for the note payable in the amount of $150,000 from a stockholder who is also a director. On April 8, 2013 the Company issued 50,656 shares of its common stock valued at $0.18 per share as payment for the interest, in the amount of $9,118, on the $150,000 note payable. Additionally, the Company has unsecured loans outstanding from one board member, who is also a significant stockholder, totaling $25,000 and $0 at December 31, 2014 and 2013. The note bears interest at a rate of 5% per annum and is due November 22, 2015. On February 4, 2015 the Company received from the abovementioned stockholder who is also a director, a certificate in the amount of 882,353 shares of its common stock valued at $0.17 per share which had been issued in error as payment for the note payable in the amount of $150,000. The certificate was reissued in the amount of 588,235 in exchange for the note payable in the amount of $100,000, the remaining $50,000 was recorded as a capital contribution in the year ended December 31, 2014. The Company recorded the transaction retroactive to December 31, 2014. See Notes 10 and 14.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of 2014 and 2013 we paid Boxwood Associates, Inc. $24,000 under this agreement. Mr. Dominick Telesco, a member of our board of directors, is President of Boxwood Associates, Inc.

17. Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2014 whose balances each represented approximately 40%, and 20%, for a total of 60% of total accounts receivables. There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by three customers at December 31, 2013 whose balances each represented approximately 37%, 12%, and 11%,  for a total of 60% of total accounts receivables. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

18. Subsequent Events

As partial compensation per an agreement dated October 1, 2014, for consultant work, the Company issued to Catalyst Global LLC the following:

•

On January 1, 2015, warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share.

•

On February 3, 2015, warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share.

•

March 1, 2015, warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share.

From January 1, 2015 through March 27, 2015, the Company received additional loans in the amount of $400,000, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.