Form 10-Q
period 2015-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2015-05-13
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015
or

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

☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 48,683,135 shares of common stock are issued and outstanding as of May 11, 2015.

i

OTHER PERTINENT INFORMATION

Our web site is www.puradyn.com.  The information which appears on our web site is not part of this report.

When used in this report, the terms "Puradyn," the "Company," "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $11.1 million at May 11, 2015 due our Chairman and CEO,

•

our reliance on sales to a limited number of customers,

•

our dependence on a limited number of distributors,

•

our ability to compete,

•

our ability to protect our intellectual property and

•

the application of penny stock rules to the trading in our stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review our Annual Report on Form 10-K for the year ended December 31, 2014 including the risks described in Part I. Item 1A. Risk Factors, and this report together with our subsequent filings with the Securities and Exchange Commission in their entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$213,696	$53,288
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	231,680	205,314
Inventories, net	737,621	587,690
Prepaid expenses and other current assets	50,597	91,893
Total current assets	1,233,594	938,185

Property and equipment, net	81,535	57,891
Other noncurrent assets	357,946	347,836
Total assets	$1,673,075	$1,343,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$224,425	$130,597
Accrued liabilities	300,385	308,387
Current portion of capital lease obligation	7,035	3,280
Deferred compensation	1,564,284	1,513,931
Notes Payable - stockholders	25,000	25,000
Total current liabilities	2,121,129	1,981,195

Capital lease obligation, less current portion	6,734	—
Notes Payable - stockholders	10,974,442	10,574,367
Total Long Term Liabilities	10,981,176	10,574,367
Total Liabilities	13,102,305	12,555,562

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 48,683,135 and 48,683,135, respectively	48,683	48,683
Additional paid-in capital	47,231,948	47,183,545
Accumulated deficit	(58,709,861)	(58,443,878)
Total stockholders’ deficit	(11,429,230)	(11,211,650)
Total liabilities and stockholders’ deficit	$1,673,075	$1,343,912

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Net sales	$706,629	$894,303
Cost of products sold	441,023	537,770
Gross profit	265,606	356,533

Costs and expenses:
Salaries and wages	225,602	277,969
Selling and administrative	239,088	237,933
Total Operating Costs	464,690	515,902

Loss from operations	(199,084)	(159,369)

Other income (expense):
Interest expense	(66,899)	(58,717)

Net loss before income tax expense	(265,983)	(218,086)

Income tax expense	—	—

Net loss	$(265,983)	$(218,086)

Loss per share – basic and diluted:	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	48,683,135	48,679,675

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(265,983)	$(218,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,958	9,593
Provision for bad debts	—	1,058
Loss on disposal of fixed asset	4,332	—
Gain on extinguishment of lease	(3,280)	—
Compensation expense on stock-based arrangements with employees and consultants	48,403	39,305
Changes in operating assets and liabilities:
Accounts receivable	(26,367)	(180,976)
Inventories	(149,930)	(9,369)
(Increase) / decrease in prepaid expenses and other current assets	41,296	2,223
Accounts payable	93,828	46,186
Deferred compensation	50,353	40,325
Accrued liabilities	(8,002)	9,247
Net cash used in operating activities	(204,392)	(260,494)

Investing activities
Purchases of property and equipment	(20,735)	(9,999)
Capitalized patent costs	(13,289)	(14,017)
Net cash used in investing activities	(34,024)	(24,016)

Financing activities
Proceeds from issuance of notes payable to stockholders	400,075	250,050

Payment of capital lease obligations	(1,251)	(1,958)
Net cash provided by financing activities	398,824	248,092

Net Increase (decrease) in cash and cash equivalents	160,408	(36,418)

Cash and cash equivalents at beginning of period	53,288	161,503

Cash and cash equivalents at end of period	$213,696	$125,085

Supplemental cash flow information:
Cash paid for interest	$68,887	$55,629
Assets acquired from capital lease	15,020	—

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.

Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Organization

Puradyn Filter Technologies Incorporated (the “Company”), a Delaware corporation, is engaged in the manufacturing, distribution and sale of bypass  oil filtration systems under the trademark Puradyn® primarily to companies within targeted industries. The Company holds the exclusive worldwide manufacturing and marketing rights for the Puradyn products through direct ownership of various other patents.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to Puradyn Filter Technologies Incorporated’s (the “Company”) financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2015 and December 31, 2014, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of March  31, 2015 and December 31, 2014, respectively, because of their short-term natures.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the three months ended March 31, 2015, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2015:

Balance as of December 31, 2014	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of March 31, 2015 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2015 and March 31, 2104, advertising costs incurred by the Company totaled approximately $1,155 and $0, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the three months ended March 31, 2015 and 2014, engineering and development costs incurred by the Company totaled $2,119 and $2,751, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At March 31, 2015 and December 31, 2014, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 14 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share 4,482,969 and 5,941,455 for the three months ended March 31, 2015 and 2014, respectively.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $204,392 and $260,494 during the three-months ended March 31, 2015 and 2014, respectively. As a result, the Company has had to rely principally on the conversion of debt into stock as well as stockholder loans to fund its activities to date.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from two stockholders led the Company’s independent registered public accounting firm, Liggett, Vogt & Webb, P.A., to include a statement in its audit report relating to the Company’s audited financial statements for the year ended December 31, 2014 expressing substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.

Inventories

Inventories consisted of the following at March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014
	(Unaudited)
Raw materials	$1,065,920	$961,313
Work In Progress	8,501	986
Finished goods	129,464	91,655
Valuation allowance	(466,264)	(466,264)
Inventory, net	$737,621	$587,690

4.

Prepaid Expenses and Other Current Assets

At March 31, 2015 and December 31, 2014, prepaid expenses and other current assets consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Prepaid expenses	$37,862	$52,893
Deposits	12,735	39,000
	$50,597	$91,893

5.

Property and Equipment

At March  31, 2015 and December 31, 2014, property and equipment consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Machinery and equipment	$1,045,216	$1,023,143
Furniture and fixtures	56,558	56,558
Leasehold improvements	129,722	129,722
Software and website development	88,842	88,842
Computer hardware and software	148,885	148,885
	1,469,223	1,447,150
Less accumulated depreciation and amortization	(1,387,688)	(1,389,259)
	$81,535	$57,891

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2015 and 2014 is $7,778 and $6,769, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6.

Patents

Included in other assets at March 31, 2015 and December 31, 2014 are capitalized patent costs as follows:

	March 31, 2015	December 31, 2014

Patent costs	$345,695	$332,406
Less accumulated amortization	(23,593)	(20,390)
	$322,102	$312,016

Amortization expense for the three months ended March 31, 2015 and 2014 amounted to $3,180 and $2,824, respectively.

7.

Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of March 31, 2015, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the current lease amount to $909,383.

8.

Accrued Liabilities

At March  31, 2015 and December 31, 2014, accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Accrued vacation and benefits	$56,578	$61,178
Accrued expenses relating to vendors and others	131,412	138,523
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	59,135	56,158
Deferred rent	33,260	32,528
	$300,385	$308,387

9.

Deferred Compensation

Deferred compensation represents amounts owed to four employees for salary. As there is no written agreement with these employees which memorializes the terms of the salary deferral, only a voluntary election to do so. It is possible that the employees could demand payment in full at any time. As of March 31, 2015 and December 31, 2014 the Company recorded deferred compensation of $1,564,284 and $1,513,931, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

10.

Notes Payable to Stockholders – Related Party

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an Executive officer, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.431% per annum at December 31, 2014), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006 and through February 2012, the maturity date for the agreement was extended annually from December 31, 2007 to the agreements current maturity date of December 31, 2016. Refer to Note 13.

At March 31, 2015 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional advances of $4,874,442. At December 31, 2014 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $4,474,367. Additionally, the Company has an unsecured loan outstanding from a member of the Board of Directors who is also a significant stockholder, totaling $25,000 and $25,000 at March 31, 2015 and December 31, 2014, respectively. The note bears interest at a rate of 5% per annum and is due November 22, 2015. Refer to Note 13.

During the three months ended March 31, 2015 and 2014, the Company incurred interest expense of $66,556 and $58,402, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $308 for the three months ended March 31, 2015 related to the loan from one if its other Board members. These amounts, in addition to interest expense of $35 and $315 for the three months ended March 31, 2015 and 2014, respectively, related to capital lease obligations, financing and loans from a stockholder.

11.

Commitments and Contingencies

Agreements

On October 1, 2014, the Company entered into a one-year agreement with Catalyst Global LLC to provide services rendered as investor relations consultant for the Company. As compensation for their services, Catalyst receives a monthly service fee of $4,000 in addition to warrants to purchase 635,000 shares of common stock exercisable at $0.25 per share, which warrants vest in lots of 52,917 warrants per month. Either party may terminate the agreement with 30 days’ notice.

In January 2014, the Company renewed the lease at an annual expense of $8,500, on a condominium in Ocean Ridge, Florida until December 31, 2014.  In December 2014, the Company renewed the lease at an annual expense of $8,500 on a condominium in Ocean Ridge, Florida until December 31, 2015.

On September 27, 2012, the Company entered into a 72 month lease for its corporate offices and warehouse facility in Boynton Beach, Florida. The renewed lease commences August 1, 2013 and requires an initial rent of $12,026 per month beginning in the second month of the first year, increasing in varying amounts to $13,941 per month in the sixth year. In addition, the Company is responsible for all operating expenses and utilities.

On October 20, 2009, the Company entered into a consulting agreement for management and strategic development services with Boxwood Associates, Inc., pursuant to which the Company pays a $2,000 monthly service fee. The contract remains in effect until terminated by either party providing 30 days written notice. A member of our board of directors and a significant stockholder, is President of Boxwood Associates, Inc.  Refer to Note 13.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

12.

Stock Options and Warrants

For the three months ended March 31, 2015 and March 31, 2014, respectively, the Company recorded non-cash stock-based compensation expense of $48,403 and $39,305, relating to employee stock options and warrants issued for consulting services.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at March 31, 2015 and 2014 for the options is $55,374 and $115,744, respectively, and will be recognized through March 30, 2018.

A summary of the Company’s stock option plans as of March 31, 2015, and changes during the three month period then ended is presented below:

	Three Months Ended March 31, 2015
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2014	3,560,065	$0.24
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options expired	(256,508)	.45
Options at end of period	3,303,557	.23
Options exercisable at March 31, 2015	2,880,223	$.23

Changes in the Company’s nonvested options for the three months ended March 31, 2015 are summarized as follows:

	Three Months Ended March 31, 2015
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2014	675,014	$0.16
Granted	—	—
Vested	(251,680)	0.14
Forfeited	—	—
Nonvested options at March 31, 2015	423,334	$0.17

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.17 – 0.34	3,303,557	1.72	0.23	2,880,223	0.23
Totals	3,303,557	1.72	0.23	2,880,223	0.23

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s warrant activity as of March 31, 2015 and changes during the three month period then ended is presented below:

	Three months ended March 31, 2015
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2014	1,068,280	$0.37
Granted	158,751	0.25
Exercised	—	—
Expired	(47,619)	0.50
Warrants outstanding at March 31, 2015	1,179,412	$0.35

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.25 - $0.50	1,179,412	2.6	$0.35
Totals	1,179,412	2.6	$0.35

13.

Related Party Transactions

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

At March 31, 2015 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $4,874,442. At December 31, 2014 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $4,474,367. Additionally, the Company has unsecured loans outstanding from one board member, who is also a significant stockholder, totaling $25,000 and $25,000 at March 31, 2015 and December 31, 2014, respectively. The note bears interest at a rate of 5% per annum and is due November 22, 2015.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of 2014 and 2013 we paid Boxwood Associates, Inc. $24,000 under this agreement. A member of our board of directors is President of Boxwood Associates, Inc.

14.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at March 31, 2015 whose balances each represented approximately 32%, and 17%,  for a total of 49% of total accounts receivables. There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2014 whose balances each represented approximately 40%, and 20%, for a total of 60% of total accounts receivables. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

15.

Subsequent Events

From April 1, 2015 through May 11, 2015, the Company received additional loans in the amount of $150,025 from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a nationwide distribution network that will sell, install and support our product. We currently have approximately 100 distributors and dealers that sell and/or service the Puradyn system in the U.S. and internationally.

In October 2014, we released two new additions to our line of bypass filtration products:

•

Puradyn Millennium Technology System (MTS) which removes solid contaminants - down to less than one micron in size - from engine lubrication oil or hydraulic oil – to safely extend the oil's useful life. The MTS technology utilizes new polymer technology that eliminates the legacy electrical power connection and electric evaporation plate required for liquid contamination removal in the TF and PFT models, thus bringing the product into compliance with new emission standards for Tier 4 engines. The reduced mechanical complexity and smaller profile of the MTS enable simpler, faster and lower cost installation. The MTS can be used on all engine types and configurations using any fuel type, including natural gas and biofuels, where the incidence of water formation during combustion can be more prevalent.

•

Puradyn Polydry® patented replacement filter element was specifically designed for use with the MTS. Polydry filter elements incorporate polymer-based technology formulated specifically to absorb water contamination occurring naturally in engine oil and hydraulic systems through condensation or the combustion process. Water trapped in the polymer-based material within Polydry filter elements is eliminated with each filter element replacement.

Sales of the Company’s products, the Puradyn® bypass oil filtration system and replaceable filter elements depend principally upon end user demand for such products and acceptance of the Company’s products by OEMs.  Developing market acceptance for the Company’s existing and new products requires substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the benefits and cost advantages of its products. As a result of our limited resources in the past few years, we have not had adequate funds available to fully undertake these necessary marketing efforts.

Our marketing efforts target industries and potential customers willing to consider innovative methods to protect their high-value engine assets, to reduce oil maintenance costs, to reduce engine overhaul costs and to reduce engine downtime.  We believe that many businesses, such as one customer who recently specified our systems for all their drill rig engines, will be receptive to new and progressive ways to better maintain their equipment using bypass oil filtration. In addition, due to the positive systems performance regarding engine oil, we have been asked to assist a couple of major customers to expand their filtration efficiency to hydraulics.  This expanded activity for hydraulic filtration should begin in late second quarter to early third quarter of 2015.  While this is a long-term and ongoing process, we believe we have achieved a degree of product acceptance based on the expansion of existing strategic relationships we have with Nabors Industries, Inc. and other end-users and distributors, including:

•

The recent successful completion of evaluations by a global oil and gas industry contractor in Italy;

•

A six-month evaluation initiated in June 2014, and systems installed in late January 2015 with an offshore drilling contractor;

•

New relationships established over the past twelve months in Africa, Asia, Europe, and South America to bolster international sales; and

•

Evaluations underway with commercial marine applications.

During 2015 we borrowed an additional $400,075 from our Chairman, and at March 31, 2015 we owed our Chairman $10,974,442. Subsequent to March 31, 2015, our Chairman has advanced an additional $150,025 in working capital funding. We are materially dependent upon our Chairman and his continuing to provide working capital to us.

Net sales for the first quarter of 2015 decreased 21% from first quarter 2014.  This decrease is attributable to decreased purchases by several accounts during 2015 first quarter period primarily as a result of the decline in oil prices which led to a reduction in repeat orders, and congestion at an international port, which delayed our shipments to a customer until April.  While we continue to seek to expand our customer base in an effort to continually increase our product population, we have experienced, on occasion, a long sales cycle and the process of converting leads into sales involves a number of variables, some of which are beyond our control. Nonetheless, we believe that industry acceptance will grow in fiscal 2015 based in part upon strategic arrangements with certain customers and increased interest shown from both domestic and international territories which has led to an increase in our distributor network and may lead to new business. Additionally, we have experienced positive sales leads attributable to several articles in industry publications highlighting the benefits of Puradyn filtration systems.  However, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in an increase in our fiscal 2015 revenues.

Our revenues historically have not been sufficient to fund our operating expenses.  During the first quarter of 2015 we maintained our operating expenses at approximate 2014 levels; however, as a result of certain fixed operating expenses, the decline in sales and lower gross margins during the quarter led to an increase in our operating loss in 2015. We continue to implement measures to preserve our ability to operate, including organizational changes and reductions in personnel.  In addition, as described below, certain of our employees continue to defer a portion of their cash compensation.

We continue to address our liquidity and working capital issues through the utilization of the borrowing agreement with the Company’s Chairman. During the quarter ended March 31, 2015 we borrowed an additional $400,075 from him, and at March 31, 2015 we owed our Chairman $10,974,442 which represented approximately 84% of our total liabilities. Subsequent to March 31, 2015, he has advanced an additional $150,025 in working capital funding. While he has continued to fund our working capital needs and extend the due date of the $6.1 million credit agreement, he is under no contractual obligation to do so and there are no assurances he will continue to make funds available to us or extend the due date of the obligations.  We also owe certain of our employees $1,564,284 in deferred cash compensation at March 31, 2015, which represents 74% of our current liabilities on that date.  Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and two other employees, have elected to defer a portion of the compensation due them to assist us in managing our cash flow and working capital needs.  As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. We do not have the funds to pay these amounts in entirety, and any demand by these officers and employees for full payment would reduce the amount of funds we have available for our operations.  We could be required to pay these obligations at a time when it is disadvantageous for us, and could result in our inability to satisfy our other obligations as they become due.

If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to borrow or raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2015. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In that event we unable to secure needed capital, it is possible that stockholders could lose their entire investment in our company.

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

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 1 of our notes to condensed financial statements appearing elsewhere in this report.

Results of Operations for the Three-months Ended March 31, 2015 Compared to the Three-months Ended March 31, 2014

Net Sales

Net sales decreased 21% in the first quarter of 2015 as compared to the first quarter of 2014 due to a number of customers that have purchased and we believe will purchase again, the larger product models, and who have been negatively impacted by the downturn in oil prices.  In addition, we had experienced congestion at a major port of entry, causing a delay in shipment of product to a customer until April. These customers in our effected by the downturn in oil prices may have either postponed ordering additional systems until oil pricing begins to stabilize and again rise, or have temporarily interrupted production on their end, slowing replacement filter sales.  The decrease in sales was primarily due to reduced orders from six customers whose reduced activity accounted for a 17% decrease in sales.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased slightly by 2.3%, from 40% in the first quarter of 2014 to 38% in the first quarter of 2015 due to reduced sales that resulted in increased overhead allocations. We continue to review cost of materials increases, some of which were passed through to our customers as product price increases in the past few years.

Total Operating Costs

Our total operating costs declined 10% in the first quarter of 2015 from the comparable period in 2014 primarily as a result of a decrease in salaries and wages and the termination of a service agreement with an outside public relations firm.

Salaries and wages decreased 19% from the first quarter of 2014. compared to March 31, 2015. The reduction was attributable to reduction in staffing during fourth quarter of 2014.

Selling and administrative expenses remained constant between March 31, 2015 and 2014. The following table sets forth the components of selling and administrative expenses:

	Three Months Ended March 31, (unaudited)
	2015	2014	Change
Employee Benefits & Payroll Processing	$44,836	$54,772	$(9,936)
Travel & Marketing	24,708	61,397	(36,689)
Depreciation & Amortization	6,035	5,252	783
Engineering	(7,134)	(1,865)	(5,269)
Professional Fees	56,536	48,493	8,043
Investor Relations	43,258	606	42,652
Occupancy Expense	24,744	24,463	281
Patent Expense	25,765	24,038	1,727
Stock Compensation	1,503	993	510
Bad Debts	—	1,058	(1,058)
Other Expenses	18,837	18,726	(111)

Total	$239,088	$237,933	$1,155

The decrease in employee benefits resulted from the impact of vested employee stock option expenses. Travel and marketing expenses decreased due to reduced international travel and termination of a service agreement with an outside public relations firm. Professional fees increased as a result of outsourcing IT as well as increased legal and accounting fees associated with our year-end SEC filings. The increase in investor relations was due to our new arrangement with an outside investor relation firm. The increase in patent costs was due to patent filings associated with our MTS and future products. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses. We anticipate that our selling and administration expenses will remain at the same level in 2015 as for the full year 2014.

Interest Expense

Interest expense increased 14% for the period ending March 31, 2015 as compared to the period ending March 31, 2014 primarily due to higher borrowings and an increase in the weighted average interest rate. The Company pays interest monthly on the Chairman note at the LIBOR Daily Floating Rate plus 1.4%, which was a weighted average of 2.74% as of March 31, 2015 as compared to 2.658% as of March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, the Company had cash of $213,696, as compared to $53,288 at December 31, 2014. At March 31, 2015, we had negative working capital of ($887,535) and our current ratio (current assets to current liabilities) was 0.58 to 1.  At December 31, 2014 we had negative working capital of ($1,043,010) and our current ratio was 0.47 to 1. The decrease in working capital deficit and increase in current ratio is primarily attributable to the increase in cash and inventories, offset by increases in accounts payable and deferred compensation.

We have incurred net losses each year since inception and at March 31, 2015 we had an accumulated deficit of $58,709,861. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During the three months ended March 31, 2015 we raised an additional $400,075 from stockholder loans.  During the three months ended March 31, 2014, we raised $250,050 from stockholder loans.  As of March 31, 2015, we owe our Chairman $10,974,422 for funds advanced to us over time to fund working capital needs, and we borrowed an additional $150,025 from him to date in the second quarter of 2015.  Interest expense on our loans was $66,899 for the three months ended March 31, 2015.

Cash Flows

Operating activities

For the three-month period ended March 31, 2015 net cash used in operating activities was $204,392, which primarily resulted from the net loss, after taxes, of $265,983, as found in the Condensed Statement of Operations.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $26,367 and increased inventory of $149,930 as a result of purchases related to our new MTS product line. These amounts were partially offset by a decrease in prepaid expenses of $41,296 as well as reduced accounts receivable of $26,367, increased accounts payable of $93,828, and increased deferred compensation of $50,353. For the three-month period ended March 31, 2014, net cash used in operating activities was $260,494, which primarily resulted from the net loss, after taxes, of $218,086, as found in the Condensed Statement of Operations. In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $180,976 as a result of our increased sales.

Investing activities

For the three months ending March 31, 2015, $34,024 was used in investing activities for the purchase of software and capitalized patent costs. For the three months ending March 31, 2014, $24,016 was used in investing activities for the purchase of software and capitalized patent costs.

Financing activities

Net cash provided by financing activities was $398,824 for the three months ended March 31, 2015, which was composed of $400,075 in loans from our stockholders as described above, offset by $1,251 in payments of capital lease obligations.Net cash provided by financing activities was $248,092 for the three months ended March 31, 2014, which was composed of $250,050 in loans from our stockholders as described above, offset by $1,958 in payments of capital lease obligations.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO, and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II.   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Under the terms of the consulting agreement with Catalyst Global LLC, the Company is required to issue it warrants on a monthly basis as partial compensation for its services.  On each of January 1, 2015, February 1, 2015 and March 1, 2015 we issued the firm five year warrants to purchase 52,917 shares of the Company's common stock with an exercise price of $0.25 per share.  The recipient is a sophisticated investor with access to business and financial information on the Company and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(a)(2) of that act.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: May 11, 2015	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: May 11, 2015	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer