Form 10-Q
period 2015-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2015-08-14
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015
or

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

☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 48,683,135 shares of common stock are issued and outstanding as of August 11, 2015.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $11,499,542 million due our Chairman and CEO,

•

our reliance on sales to a limited number of customers,

•

our dependence on a limited number of distributors,

•

our ability to compete,

•

our ability to protect our intellectual property and

•

the application of penny stock rules to the trading in our stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review our Annual Report on Form 10-K for the year ended December 31, 2014 including the risks described in Part I. Item 1A. Risk Factors and this report together with our subsequent filings with the Securities and Exchange Commission in their entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$119,692	$53,288
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	242,811	205,314
Inventories, net	771,069	587,690
Prepaid expenses and other current assets	95,687	91,893
Total current assets	1,229,259	938,185

Property and equipment, net	74,376	57,891
Other noncurrent assets	368,078	347,836
Total assets	$1,671,713	$1,343,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$104,408	$130,597
Accrued liabilities	312,939	308,387
Current portion of capital lease obligation	3,755	3,280
Deferred compensation	1,559,820	1,513,931
Notes Payable - stockholders	25,000	25,000
Total current liabilities	2,005,922	1,981,195

Capital lease obligation, less current portion	9,075	—
Notes Payable - stockholders	11,374,517	10,574,367
Total Long Term Liabilities	11,383,592	10,574,367
Total Liabilities	13,389,514	12,555,562

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 48,683,135 and 48,683,135, respectively	48,683	48,683
Additional paid-in capital	47,265,536	47,183,545
Accumulated deficit	(59,032,020)	(58,443,878)
Total stockholders’ deficit	(11,717,801)	(11,211,650)
Total liabilities and stockholders’ deficit	$1,671,713	$1,343,912

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$519,700	$772,880	$1,226,329	$1,667,182
Cost of products sold	369,906	491,046	810,929	1,028,816
Gross Profit	149,794	281,834	415,400	638,366

Costs and expenses:
Salaries and wages	207,455	258,781	433,057	536,750
Selling and administrative	192,592	212,269	431,680	450,201
Total operating costs	400,047	471,050	864,737	986,951
Loss from operations	(250,253)	(189,216)	(449,337)	(348,585)

Other income (expense):
Interest expense	(71,906)	(62,301)	(138,805)	(121,018)
Total other expense, net	(71,906)	(62,301)	(138,805)	(121,018)
Loss before income taxes	(322,159)	(251,517)	(588,142)	(469,603)
Income tax expense	—	—	—	—

Net loss	$(322,159)	$(251,517)	$(588,142)	$(469,603)

Basic and diluted loss per common share
	$(.01)	$(.01)	$(.01)	$(.01)
Weighted average common shares outstanding (basic and diluted)	48,683,135	48,743,498	48,683,135	48,771,763

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2015	2014
Operating activities
Net loss	$(588,142)	$(469,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,456	20,010
Provision for slow moving inventory	912	1,053
Loss on disposal of fixed asset	4,322	—
Gain on extinguishment of lease	(3,307)	—
Compensation expense on stock-based arrangements with employees and consultants	81,992	69,477
Changes in operating assets and liabilities:
Accounts receivable	(37,498)	(218,133)
Inventories	(184,290)	24,693
Prepaid expenses and other current assets	(3,794)	(41,732)
Accounts payable	(26,192)	(201)
Deferred compensation	45,889	—
Accrued liabilities	4,552	42,303
Net cash used in operating activities	(684,100)	(572,133)

Investing activities
Capitalized patent costs	(26,749)	(21,505)
Purchases of property and equipment	(20,735)	(14,999)
Net cash used in investing activities	(47,484)	(36,504)

Financing activities
Proceeds from issuance of notes payable to stockholders	800,150	550,100
Payment of capital lease obligations	(2,162)	(3,959)
Net cash provided by financing activities	797,988	546,141

Net increase / (decrease) in cash	66,404	(62,496)
Cash at beginning of period	53,288	161,503
Cash at end of period	$119,692	$99,007

Supplemental cash flow information:
Cash paid for interest	$132,391	$114,789
Assets acquired from capital lease	$15,020	$—

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.

Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Organization

Puradyn Filter Technologies Incorporated (the “Company”), a Delaware corporation, is engaged in the manufacturing, distribution and sale of bypass  oil filtration systems under the trademark Puradyn® primarily to companies within targeted industries. The Company holds the exclusive worldwide manufacturing and marketing rights for the Puradyn products through direct ownership of various patents.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2015 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2015 and December 31, 2014, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of June 30, 2015 and December 31, 2014, respectively, because of their short-term natures.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the six months ended June 30, 2015, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the six -months ended June 30, 2015:

Balance as of December 31, 2014	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of June 30, 2015 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three and six months ended June, 2015 and 2014, advertising costs incurred by the Company totaled approximately $0, $1,115 and $0 and $0, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the three and six months ended June 30, 2015 and 2014, engineering and development costs incurred by the Company totaled $2,113, $4,223, $3,764 and $6,515, respectively and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2014 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements for the three and six months ended June 30.

The Company leases its employees from a payroll leasing company. The Company’s leased employees meet the definition of employees as specified by FASB Interpretation No. 44 for purposes of applying FASB ASC 718.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At June 30, 2015 and December 31, 2014, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 14 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share were 5,187,135 and 5,421,818 for the three and six months ended June 30, 2015 and 2014, respectively.

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

In August 2014, the FASB issued ASU No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This Update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. We are currently assessing the impact of the adoption of ASU No. 2014-15, and we have not yet determined the effect of the standard on our ongoing financial reporting.

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $684,100 and $572,133 during the six-months ended June 30, 2015 and 2014, respectively. As a result, the Company has had to rely principally on stockholder loans to fund its activities to date.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.

Inventories

Inventories consisted of the following at June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
	(Unaudited)
Raw materials	$1,133, 699	$961,313
Work In Progress	634	986
Finished goods	103,912	91,655
Valuation allowance	(467,176)	(466,264)
Inventory, net	$771,069	$587,690

4.

Prepaid Expenses and Other Current Assets

At June 30, 2015 and December 31, 2014, prepaid expenses and other current assets consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Prepaid expenses	$58,952	$52,893
Deposits	36,735	39,000
	$95,687	$91,893

5.

Property and Equipment

At June 30, 2015 and December 31, 2014, property and equipment consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Machinery and equipment	$1,045,217	$1,023,143
Furniture and fixtures	56,558	56,558
Leasehold improvements	129,722	129,722
Software and website development	88,842	88,842
Computer hardware and software	148,885	148,885
	1,469,224	1,447,150
Less accumulated depreciation and amortization	(1,394,848)	(1,389,259)
	$74,376	$57,891

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2015 and 2014 is $7,159, $14,948, $7,593 and $14,363, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6.

Patents

Included in other assets at June 30, 2015 and December 31, 2014 are capitalized patent costs as follows:

	June 30, 2015	December 31, 2014

Patent costs	$359,155	$332,406
Less accumulated amortization	(26,898)	(20,390)
	$332,257	$312,016

Amortization expense for the three and six months ended June 30, 2015 and 2014 amounted to $3,328, $6,508, $2,824 and $5,647, respectively.

7.

Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of June 30, 2015, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the current lease amount to $909,383.

8.

Accrued Liabilities

At June 30, 2015 and December 31, 2014, accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Accrued vacation and benefits	$50,155	$61,178
Accrued expenses relating to vendors and others	146,689	138,523
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	62,103	56,158
Deferred rent	33,992	32,528
	$312,939	$308,387

9.

Deferred Compensation

Deferred compensation represents amounts owed to four employees for salary. As there is no written agreement with these employees which memorializes the terms of the salary deferral, only a voluntary election to do so. It is possible that the employees could demand payment in full at any time. As of June 30, 2015 and December 31, 2014 the Company recorded deferred compensation of $1,559,820 and $1,513,931, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

10.

Notes Payable to Stockholders – Related Party

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and Chief Executive Officer, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.431% per annum at December 31, 2014), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006 and through February 2012, the maturity date for the agreement was extended annually from December 31, 2007 to the agreements current maturity date of December 31, 2016. Refer to Note 13.

At June 30, 2015, 2015 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional advances of $5,274,517. At December 31, 2014 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $4,474,367. Additionally, the Company has an unsecured loan outstanding from a member of the board of directors who is also a significant stockholder, totaling $25,000 and $25,000 at June 30, 2015 and December 31, 2014, respectively. The note bears interest at a rate of 5% per annum and is due November 22, 2015. Refer to Note 13.

During the three and six months ended June 30, 2015 and 2014, the Company incurred interest expense of $70,615, $137,171, $61,580 and $119,983, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $585 and $620 for the three and six months ended June 30, 2015 related to the loan from one if its other Board members. These amounts, in addition to interest expense of $409 and $444 for the three and six months ended June 30, 2015 and 2014, respectively, related to capital lease obligations, financing and loans from a stockholder.

11.

Commitments and Contingencies

Agreements

On October 1, 2014, the Company entered into a one-year agreement with Catalyst Global LLC to provide services rendered as investor relations consultant for the Company. As compensation for their services, Catalyst receives a monthly service fee of $4,000 in addition to warrants to purchase 635,000 shares of common stock exercisable at $0.25 per share, which warrants vest in lots of 52,917 warrants per month. Either party may terminate the agreement with 30 days’ notice. The Company suspended the agreement on May 31, 2015 with plans to resume at a later date.

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

On October 20, 2009, the Company entered into a consulting agreement for management and strategic development services with Boxwood Associates, Inc., pursuant to which the Company pays a $2,000 monthly service fee. The contract remains in effect until terminated by either party providing 30 days written notice. A member of our board of directors and a significant stockholder is President of Boxwood Associates, Inc.  Refer to Note 13.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

12.

Stock Options and Warrants

For the three and six months ended June 30, 2015 and June 30, 2014, respectively, the Company recorded non-cash stock-based compensation expense of $33,588, $81,992, $30,172 and $69,477, relating to employee stock options and warrants issued for consulting services.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at June 30, 2015 and 2014 for the options is $163,571 and $115,744, respectively, and will be recognized through June 30, 2018.

A summary of the Company’s stock option plans as of June 30, 2015, and changes during the six month period then ended is presented below:

	Six Months Ended June 30, 2015
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2014	3,560,065	$0.24
Options granted	755,000	0.16
Options exercised	—	—
Options cancelled	—	—
Options expired	(413,176)	0.36
Options at end of period	3,901,889	$0.21
Options exercisable at June 30, 2015	2,731,055	$0.23

Changes in the Company’s nonvested options for the six months ended June 30, 2015 are summarized as follows:

	Six Months Ended June 30, 2015
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2014	675,014	$0.16
Granted	755,000	0.16
Vested	(259,180)	0.14
Forfeited	—	—
Nonvested options at June 30, 2015	1,170,834	$0.17

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.16 – $0.34	3,901,889	5.63	$0.21	2,731,055	$0.23
Totals	3,901,889	5.63	$0.21	2,731,055	$0.23

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s warrant activity as of June 30, 2015 and changes during the six month period then ended is presented below:

	Six months ended June 30, 2015
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2014	1,068,280	$0.37
Granted	264,585	0.25
Exercised	—	—
Expired	(47,619)	0.50
Warrants outstanding at June 30, 2015	1,285,246	$0.34

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.25 - $0.50	1,285,246	2.51	$0.34
Totals	1,285,246	2.51	$0.34

13.

Related Party Transactions

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and Chief Executive Officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.431% per annum at December 31, 2014), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2016.

At June 30, 2015 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $5,274,517. At December 31, 2014 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $4,474,367. Additionally, the Company has unsecured loans outstanding from one Board member, who is also a significant stockholder, totaling $25,000 and $25,000 at June 30, 2015 and December 31, 2014, respectively. The note bears interest at a rate of 5% per annum and is due November 22, 2015.

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

14.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at June 30, 2015 whose balances each represented approximately 39%, and 39%, for a total of 78% of total accounts receivables. There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2014 whose balances each represented approximately 40%, and 20%, for a total of 60% of total accounts receivables. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

15.

Subsequent Events

From July 1, 2015 through August 11, 2015, the Company received additional loans in the amount of $125,025 from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

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

In October 2014, we released two new additions to our line of bypass filtration products:

•

Puradyn Millennium Technology System (MTS) which removes solid contaminants - down to less than one micron in size - from engine lubrication oil or hydraulic oil – to safely extend the oil's useful life. The MTS technology utilizes new polymer technology that eliminates the need for electrical power connection required for liquid contamination removal in the TF and PFT models. The reduced mechanical complexity and smaller profile of the MTS enable simpler, faster and lower cost installation. The MTS can be used on all engine types and configurations using any fuel type, including natural gas and biofuels, where the incidence of water formation during combustion can be more prevalent.

•

Puradyn Polydry® patented replacement filter element was specifically designed for use with the MTS. Polydry filter elements incorporate polymer-based technology formulated specifically to absorb water contamination occurring naturally in engine oil and hydraulic systems.  Water trapped in the polymer-based material within Polydry filter elements is eliminated with each filter element replacement.

Sales of the Company’s products, the Puradyn® bypass oil filtration system and replaceable filter elements, depend principally upon end user demand for such products and acceptance of the Company’s products by OEMs.  Developing market acceptance for the Company’s existing and new products requires substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the benefits and cost advantages of its products. As a result of our limited resources in the past few years, we have not had adequate funds available to fully undertake these necessary marketing efforts.

Our marketing efforts target industries and potential customers willing to consider innovative methods to protect their high-value engine assets, to reduce oil maintenance costs, to reduce engine overhaul costs and to reduce engine downtime.  We believe that many businesses, such as one customer who recently specified our systems for all their drill rig engines, has been receptive to new and progressive ways to better maintain their equipment using bypass oil filtration. In addition, due to the positive systems performance regarding engine oil, we have been asked to assist a couple of customers to expand their filtration efficiency to hydraulics.  Based upon the present status of this project, we believe that this expanded activity for hydraulic filtration is anticipated to begin in late third quarter to early fourth quarter of 2015. While this is a long-term and ongoing process, we believe we have achieved a degree of product acceptance based on the expansion of existing strategic relationships we have with Nabors Industries, Inc. and other end-users and distributors, including:

•

The recent successful completion of evaluations by a global oil and gas industry contractor in Italy which transitioned to an initial purchase order in early 2nd quarter 2015.

•

New relationships established over the past twelve months in Africa, Asia, Europe, and South America to bolster international sales; and

•

Several evaluations targeted or underway with commercial marine, construction, transportation, and mining applications.

Net sales for the second quarter of 2015 decreased 33% from second quarter 2014 and 26% for the comparable six month period.  These decreases are attributable to decreased purchases by several accounts during the 2015 periods primarily as a result of the decline in oil prices and general business conditions inside and outside the U.S., which led to a reduction in orders.  Efforts to diversify our sales activities to other industries heavily dependent on high annual hours of equipment operation, which started in the latter half of the last year, have generated some initial positive responses from this targeted sales focus.  While we continue to seek to expand our customer base in an effort to continually increase our product population, we have experienced, on occasion, a long sales cycle and the process of converting leads into sales involves a number of variables, some of which are beyond our control. In addition, due to the volatility of crude oil prices, and the uncertainty of world economy, many businesses are reluctant to invest in new technology, even if the return on investment is relatively short. Nonetheless, we believe that industry acceptance will grow in the long run based in part upon strategic arrangements with certain customers and increased interest shown from both domestic and international territories. Additionally, we have experienced positive sales leads attributable to several articles in industry publications highlighting the benefits of Puradyn filtration systems.  However, there can be no assurance that any of our sales efforts or strategic relationships will meet management’s expectations or result in an increase in our fiscal 2015 revenues.

Our revenues historically have not been sufficient to fund our operating expenses.  During the second quarter of 2015 we implemented steps to reduce our operating expenses to amounts below 2014 levels; however, as a result of certain fixed operating expenses, and the decline in sales and lower gross margins during the quarter have led to an increase in our operating loss in 2015. We continue to implement measures to preserve our ability to operate, including organizational changes and reductions in personnel.  In addition, as described below, certain key employees continue to defer a portion of their cash compensation in an effort to conserve our cash resources.

We continue to address our liquidity and working capital issues through the utilization of the borrowing agreement with the Company’s Chairman. During the quarter ended June 30, 2015 we borrowed an additional $800,150 from him, and at June 30, 2015 we owed our Chairman $11,374,517 which represented approximately 85% of our total liabilities. Subsequent to June 30, 2015, he has advanced an additional $125,025 in working capital funding. While he has continued to fund our working capital needs and extend the due date of the $6.1 million credit agreement, he is under no contractual obligation to do so and there are no assurances he will continue to make funds available to us or extend the due date of the obligations.

We also owe certain of our employees $1,559,820 in deferred cash compensation at June 30, 2015, which represents 78% of our current liabilities on that date.  Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and two other employees have deferred a portion of the compensation due them to assist us in managing our cash flow and working capital needs.  As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible the employees could demand payment in full at any time. We do not have the funds to pay these amounts in entirety, and any demand by these officers and employees for full payment would reduce the amount of funds we have available for our operations.  We could be required to pay these obligations at a time when it is disadvantageous for us, and could result in our inability to satisfy our other obligations as they become due.

If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to borrow or raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2015. There can be no assurance we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In the event we are unable to secure needed capital, it is possible that stockholders could lose their entire investment in our company.

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

Results of Operations for the Three-months Ended June 30, 2015 Compared to the Three-months Ended June 30, 2014

Net Sales

Net sales decreased 33% in the second quarter of 2015 as compared to the second quarter of 2014 due to a number of customers that have purchased the larger product models, and who continue to be negatively impacted by the volatility in oil prices.  We believe certain customers and potential customers of ours in targeted markets continue to internally adapt to volatile oil prices and are reluctant to enter into new purchases or evaluations until a certain measure of stability is achieved.  These customers in our targeted markets effected by the downturn in oil prices may have either postponed ordering additional systems until oil pricing begins to stabilize and again rise, or have temporarily interrupted production on their end, slowing replacement filter sales.  The decrease in sales was primarily due to reduced orders from several customers.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased by 7%, from 36% in the second quarter of 2014 to 29% in the second quarter of 2015 due to reduced sales that resulted in increased overhead allocations. We continue to review cost of materials increases, some of which were passed through to our customers as product price increases in the past few years.

Total Operating Costs

Our total operating costs declined 15% in the second quarter of 2015 from the comparable period in 2014 primarily as a result of a decrease in salaries and wages and the termination of a service agreement with an outside public relations firm.

Salaries and wages decreased 20% from the second quarter of 2014 compared to June 30, 2015. The reduction was attributable to reduction in staffing during fourth quarter of 2014.

Selling and administrative expenses decreased slightly between June 30, 2015 and 2014. The following table sets forth the components of selling and administrative expenses:

	Three Months Ended June 30, (unaudited)
	2015	2014	Change
Employee Benefits & Payroll Processing	$32,135	$43,655	$(11,520)
Travel & Marketing	27,029	50,515	(23,486)
Depreciation & Amortization	5,555	5,892	(237)
Engineering	(2,238)	191	(2,429)
Professional Fees	38,778	38,510	268
Investor Relations	26,552	302	26,250
Occupancy Expense	26,598	24,757	1,841
Patent Expense	9,029	22,772	(13,743)
Stock Compensation	1,503	1,139	364
Bad Debts	256	(32)	288
Other Expenses	27,395	24,568	2,827

Total	$192,592	$212,269	$(19,677)

The decrease in employee benefits resulted from the impact of vested employee stock option expenses. Travel and marketing expenses decreased due to reduced international travel and termination of a service agreement with an outside public relations firm. The increase in investor relations was due to our arrangement with an outside investor relation firm; the agreement was suspended in May 2015. The decrease in patent costs was due to certain patent annuities reaching full-term and additional patent filings associated with our MTS and future products filed in 2014. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses. We anticipate that our selling and administration expenses for the full year 2015 will remain at the same as for the full year 2014.

Interest Expense

Interest expense increased 17% for the period ending June 30, 2015 as compared to the period ending June 30, 2014 primarily due to higher borrowings. The Company pays interest monthly on the Chairman note at the LIBOR Daily Floating Rate plus 1.4%, which was a weighted average of 2.67% as of June 30, 2015 as compared to 2.66% as of June 30, 2014.

Results of Operations for the Six-months Ended June 30, 2015 Compared to the Six-months Ended June 30, 2014

Net Sales

Net sales decreased 26% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to a number of customers that have purchased the larger product models, and who continue to be negatively impacted by the volatility in oil prices. These customers in our targeted markets affected by the downturn in oil prices may have either postponed ordering additional systems until oil pricing begins to stabilize and again rise, or have temporarily interrupted production on their end, slowing replacement filter sales. The decrease in sales was primarily due to reduced orders from several customers.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased by 4%, from 38% in the six months ended June 30, of 2014 to 34% in the six months ended June 30, 2015 which was also due to reduced sales that resulted in increased overhead allocations.

Total Operating Costs

Our total operating costs declined 12% in the six months ended June 30, 2015 from the comparable period in 2014 primarily as a result of a decrease in salaries and wages and the termination of a service agreement with an outside public relations firm.

Salaries and wages decreased 19% from six months ended June 30, 2014 compared to June 30, 2015. The reduction was attributable to reduction in staffing during fourth quarter of 2014.

Selling and administrative expenses remained constant between June 30, 2015 and 2014. The following table sets forth the components of selling and administrative expenses:

	Six Months Ended June 30, (unaudited)
	2015	2014	Change
Employee Benefits & Payroll Processing	$76,971	$98,426	$(21,455)
Travel & Marketing	51,737	111,912	(60,175)
Depreciation & Amortization	11,590	11,143	477
Engineering	(9.372)	(1,673)	(7,699)
Professional Fees	95,314	87,004	8,310
Investor Relations	69,810	908	68,902
Occupancy Expense	51,342	49,220	2,122
Patent Expense	34,794	46,810	(12,016)
Stock Compensation	3,007	2,132	875
Bad Debts	256	1,026	(770)
Other Expenses	46,231	43,293	2,938

Total	$431,680	$450,201	$(18,521)

The decrease in employee benefits resulted from the impact of vested employee stock option expenses. Travel and marketing expenses decreased due to reduced international travel and termination of a service agreement with an outside public relations firm. Professional fees increased as a result of outsourcing IT as well as increased legal and accounting fees associated with our year-end SEC filings. The increase in investor relations was due to an agreement with an outside investor relation firm, the agreement was suspended in May 2015. The increase in patent costs was due to certain patent annuities reaching full-term and additional patent filings associated with our MTS and future products filed in 2014. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses. We anticipate that our selling and administration expenses for the full year 2015 will remain at the same level as for the full year 2014.

Interest Expense

Interest expense increased 16% for the period ending June 30, 2015 as compared to the period ending June 30, 2014 primarily due to higher borrowings and an increase in the weighted average interest rate.

Liquidity and Capital Resources

As of June 30, 2015, the Company had cash of $119,692, as compared to $53,288 at December 31, 2014. At June 30, 2015, we had negative working capital of ($776,663) and our current ratio (current assets to current liabilities) was 0.61 to 1.  At December 31, 2014 we had negative working capital of ($1,043,010) and our current ratio was 0.47 to 1. The decrease in working capital deficit and increase in current ratio is primarily attributable to the increase in cash and inventories, offset by increases in accounts payable and deferred compensation.

We have incurred net losses each year since inception and at June 30, 2015 we had an accumulated deficit of $59,032,020. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on loans from related parties to fund our operations. During the six months ended June 30, 2015 we raised an additional $800,150 from stockholder loans. As of June 30, 2015, we owe our Chairman $11,374,517 for funds advanced to us over time to fund working capital needs, and we borrowed an additional $125,025 from him to date in the third quarter of 2015.  Interest expense on our loans was $138,805 for the six months ended June 30, 2015.

Cash Flows

Operating activities

For the six month period ended June 30, 2015 net cash used in operating activities was $684,100, which primarily resulted from the net loss, after taxes, of $588,142, as found in the Condensed Statement of Operations.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $37,498and increased inventory of $184,290 as a result of purchases related to our new MTS product line, an increase in prepaid expenses of $3,794, as well as reduced accounts payable of $26,192. The amounts were partially offset by increased deferred compensation of $45,889and increased accrued liabilities of $4,552. For the six-month period ended June 30, 2014 net cash used in operating activities was $572,133, which primarily resulted from the net loss of $469,603. In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $218,133 as a result of our increased sales.

Investing activities

For the six months ending June 30, 2015, $47,484 was used in investing activities for the purchase of software and capitalized patent costs. For the six months ending June 30, 2014, $36,504 was used in investing activities for the purchase of software and capitalized patent costs.

Financing activities

Net cash provided by financing activities was $797,988 for the six months ended June 30, 2015, which was composed of $800,150 in loans from our stockholders as described above, offset by $2,162 in payments of capital lease obligations. Net cash provided by financing activities was $546,141 for the six months ended June 30, 2014, which was composed of $550,100 in loans from our stockholders as described above, offset by $3,959 in payments of capital lease obligations.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO, and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Under the terms of the consulting agreement with Catalyst Global LLC, the Company is required to issue it warrants on a monthly basis as partial compensation for its services.  On each of April 1, 2015 and May 1, 2015 we issued the firm five year warrants to purchase 52,917 shares of the Company's common stock with an exercise price of $0.25 per share.  The recipient is a sophisticated investor with access to business and financial information on the Company and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(a)(2) of that act.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: August 14, 2015	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: August 14, 2015	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer