Form 10-Q
period 2015-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2015-11-13
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015
or

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

☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 48,683,135 shares of common stock are issued and outstanding as of November 10, 2015.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $11,574,542 million due our Chairman and CEO,

•

our reliance on sales to a limited number of customers,

•

our dependence on a limited number of distributors,

•

our ability to compete,

•

our ability to protect our intellectual property and

•

the application of penny stock rules to the trading in our stock.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$99,720	$53,288
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	165,958	205,314
Inventories, net	799,999	587,690
Prepaid expenses and other current assets	70,248	91,893
Total current assets	1,135,925	938,185

Property and equipment, net	68,609	57,891
Other noncurrent assets	367,799	347,836
Total assets	$1,572,333	$1,343,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$120,580	$130,597
Accrued liabilities	319,901	308,387
Current portion of capital lease obligation	3,755	3,280
Deferred compensation	1,605,935	1,513,931
Notes Payable – stockholders	25,000	25,000
Total current liabilities	2,075,171	1,981,195

Capital lease obligation, less current portion	8,137	—
Notes Payable – stockholders	11,574,542	10,574,367
Total Long Term Liabilities	11,582,679	10,574,367
Total Liabilities	13,657,850	12,555,562

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 48,683,135 and 48,683,135, respectively	48,683	48,683
Additional paid-in capital	47,284,343	47,183,545
Accumulated deficit	(59,418,543)	(58,443,878)
Total stockholders’ deficit	(12,085,517)	(11,211,650)
Total liabilities and stockholders’ deficit	$1,572,333	$1,343,912

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Net sales	$413,359	$829,402	$1,639,688	$2,496,584
Cost of products sold	323,452	523,083	1,134,381	1,551,899
Gross profit	89,907	306,319	505,307	944,685

Costs and expenses:
Salaries and wages	227,711	293,295	660,768	830,045
Selling and administrative	172,422	230,262	604,102	680,463
	400,133	523,557	1,264,870	1,510,508

Loss from operations	(310,226)	(217,238)	(759,563)	(565,823)

Other income (expense):
Interest expense	(76,297)	(64,835)	(215,102)	(185,853)

Total other expense, net	(76,297)	(64,835)	(215,102)	(185,853)

Loss before income taxes	(386,523)	(282,073)	(974,665)	(751,676)

Income tax expense	—	—	—	—

Net loss	$(386,523)	$(282,073)	$(974,665)	$(751,676)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	48,683,135	48,856,195	48,683,135	48,760,436

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2015	2014
Operating activities
Net loss	$(974,665)	$(751,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,658	31,123
Provision for slow moving inventory	912	754
Loss on disposal of fixed asset	4,322	(4,522)
Gain on extinguishment of lease	(3,307)	—
Compensation expense on stock-based arrangements with employees and consultants	100,798	98,531
Changes in operating assets and liabilities:
Accounts receivable	39,355	(117,558)
Inventories	(213,220)	79,197
Prepaid expenses and other current assets	21,645	(37,268)
Accounts payable	(10,017)	39,027
Deferred compensation	92,004	11,035
Accrued liabilities	11,514	111,570
Net cash used in operating activities	(899,001)	(539,787)

Investing activities
Capitalized patent costs	(29,722)	(35,343)
Security deposits	—	(205)
Purchases of property and equipment	(21,919)	(14,999)
Net cash used in investing activities	(51,641)	(50,547)

Financing activities
Proceeds from the exercise of stock option	—	18,316
Proceeds from issuance of notes payable to stockholders	1,000,175	550,100
Payment of capital lease obligations	(3,101)	(6,005)
Net cash provided by financing activities	997,074	562,411

Net increase / (decrease) in cash	46,432	(27,923)
Cash at beginning of period	53,288	161,503
Cash at end of period	$99,720	$133,580

Supplemental cash flow information:
Cash paid for interest	$205,951	$176,408
Assets acquired from capital lease	$15,020	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2015 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2015 and December 31, 2014, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of September 30, 2015 and December 31, 2014, respectively, because of their short-term natures.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Product Warranty Costs

As required by FASB ASC 460, Guarantor’s Guarantees, the Company is including the following disclosure applicable to its product warranties.

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the nine months ended September 30, 2015, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the nine -months ended September 30, 2015:

Balance as of December 31, 2014	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of September 30, 2015 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three and nine months ended September, 2015 and 2014, advertising costs incurred by the Company totaled approximately $318, $1,433 and $291 and $291, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the three and nine months ended September 30, 2015 and 2014, engineering and development costs incurred by the Company totaled $1,647, $5,870, $2,505 and $9,020, respectively and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2014 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements for the three and nine months ended September 30, 2015.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At September 30, 2015 and December 31, 2014, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 14 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share were 4,970,415 and 4,613,482 for the three and nine months ended September 30, 2015 and 2014, respectively.

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

In July 2015, FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2015, FASB issued ASU No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $899,001 and $539,787 during the nine-months ended September 30, 2015 and 2014, respectively. As a result, the Company has had to rely principally on stockholder loans to fund its activities to date.

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

3.

Inventories

Inventories consisted of the following at September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
	(Unaudited)
Raw materials	$1,125,098	$961,313
Work In Progress	2,700	986
Finished goods	139,377	91,655
Valuation allowance	(467,176)	(466,264)
Inventory, net	$799,999	$587,690

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4.

Prepaid Expenses and Other Current Assets

At September 30, 2015 and December 31, 2014, prepaid expenses and other current assets consisted of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Prepaid expenses	$40,018	$52,893
Deposits	30,230	39,000
	$70,248	$91,893

5.

Property and Equipment

At September 30, 2015 and December 31, 2014, property and equipment consisted of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Machinery and equipment	$1,045,217	$1,023,143
Furniture and fixtures	56,558	56,558
Leasehold improvements	129,722	129,722
Software and website development	88,842	88,842
Computer hardware and software	150,069	148,885
	1,470,408	1,447,150
Less accumulated depreciation and amortization	(1,401,799)	(1,389,259)
	$68,609	$57,891

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2015 and 2014 is $6,491, $21,899, $8,289 and $22,652, respectively.

6.

Patents

Included in other assets at September 30, 2015 and December 31, 2014 are capitalized patent costs as follows:

	September 30, 2015	December 31, 2014

Patent costs	$362,128	$332,406
Less accumulated amortization	(30,149)	(20,390)
	$331,979	$312,016

Amortization expense for the three and nine months ended September 30, 2015 and 2014 amounted to $3,251, $9,759, $2,824 and $8,471, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

7.

Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of September 30, 2015, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the current lease amount to $909,383.

8.

Accrued Liabilities

At September 30, 2015 and December 31, 2014, accrued liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Accrued vacation and benefits	$59,572	$61,178
Accrued expenses relating to vendors and others	141,882	138,523
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	64,466	56,158
Deferred rent	33,981	32,528
	$319,901	$308,387

9.

Deferred Compensation

Deferred compensation represents amounts owed to four employees for salary. As there is no written agreement with these employees which memorializes the terms of the salary deferral, only a voluntary election to do so. It is possible that the employees could demand payment in full at any time. As of September 30, 2015 and December 31, 2014 the Company recorded deferred compensation of $1,605,935 and $1,513,931, respectively.

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

At September 30, 2015, 2015 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional advances of $5,474,542. At December 31, 2014 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $4,474,367. Additionally, the Company has an unsecured loan outstanding from a member of the board of directors who is also a significant stockholder, totaling $25,000 and $25,000 at September 30, 2015 and December 31, 2014, respectively. The note bears interest at a rate of 5% per annum and is due November 22, 2015. Refer to Note 13.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and nine months ended September 30, 2015 and 2014, the Company incurred interest expense of $75,606, $213,324, $61,580 and $119,983, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $315 and $935 for the three and nine months ended September 30, 2015 related to the loan from one if its other Board members. These amounts, in addition to interest expense of $376 and $843 for the three and nine- months ended September 30, 2015 and 2014, respectively, related to capital lease obligations, financing and loans from a stockholder.

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

12.

Stock Options and Warrants

For the three and nine months ended September 30, 2015 and September 30, 2014, respectively, the Company recorded non-cash stock-based compensation expense of $18,806, $100,798, $29,054 and $98,531, relating to employee stock options and warrants issued for consulting services.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at September 30, 2015 and 2014 for the options is $146,554 and $132,794, respectively, and will be recognized through September 30, 2018.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s stock option plans as of September 30, 2015, and changes during the nine month period then ended is presented below:

	Nine Months Ended September 30, 2015
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2014	3,560,065	$0.24
Options granted	770,000	0.16
Options exercised	—	—
Options cancelled	—	—
Options expired	(459,565)	0.34
Options at end of period	3,870,500	$0.21
Options exercisable at September 30, 2015	2,699,666	$0.23

Changes in the Company’s nonvested options for the nine months ended September 30, 2015 are summarized as follows:

	Nine Months Ended September 30, 2015
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2014	675,014	$0.16
Granted	770,000	0.16
Vested	(274,180)	0.15
Forfeited	—	—
Nonvested options at September 30, 2015	1,170,834	$0.16

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.16 – $0.34	3,870,500	5.44	$0.21	2,669,666	$0.23
Totals	3,870,500	5.44	$0.21	2,669,666	$0.23

A summary of the Company’s warrant activity as of September 30, 2015 and changes during the nine month period then ended is presented below:

	Nine months ended September 30, 2015
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2014	1,068,280	$0.37
Granted	264,585	0.25
Exercised	—	—
Expired	(232,950)	0.50
Warrants outstanding at September 30, 2015	1,099,915	.32

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.25 - $0.50	1,099,915	1.56	$0.32
Totals	1,099,915	1.56	$0.32

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

At September 30, 2015, 2015 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional advances of $5,474,542. At December 31, 2014 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $4,474,367. Additionally, the Company has an unsecured loan outstanding from a member of the board of directors who is also a significant stockholder, totaling $25,000 and $25,000 at September 30, 2015 and December 31, 2014, respectively. The note bears interest at a rate of 5% per annum and is due November 22, 2015.

During the three and nine months ended September 30, 2015 and 2014, the Company incurred interest expense of $75,606, $213,324, $61,580 and $119,983, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $315 and $935 for the three and nine months ended September 30, 2015 related to the loan from one if its other Board members. These amounts, in addition to interest expense of $376 and $843 for the three and nine- months ended September 30, 2015, respectively, related to capital lease obligations, financing and loans from a stockholder.

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

14.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by three customers at September 30, 2015 whose balances each represented approximately 39%, 21% and 15%, for a total of 75% of total accounts receivables. There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2014 whose balances each represented approximately 40%, and 20%, for a total of 60% of total accounts receivables. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

15.

Subsequent Events

From October 1, 2015 through November 13, 2015, the Company received additional loans in the amount of $250,050 from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a nationwide distribution network that will sell, install and support our product. We currently have approximately 100 distributors and dealers that could sell and/or service the Puradyn system in the U.S. and internationally.

In October 2014, we released two new technologies to our new line of bypass filtration products:

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

•

Puradyn Polydry® patented replacement filter element was specifically designed for use with the MTS. Polydry filter elements incorporate polymer-based technology formulated specifically to absorb water contamination occurring naturally in engine oil and hydraulic systems.  Water trapped in the polymer-based material within Polydry filter element is removed with each filter element replacement.

Sales of the Company’s products, the Puradyn® bypass oil filtration system and replaceable filter elements, depend principally upon end-user demand for such products.  Developing market acceptance for the Company’s existing and new products requires substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the benefits and cost advantages of its products. As a result of our limited resources in the past few years, we have not had adequate funds available to fully undertake these necessary marketing efforts.

Our marketing efforts target industries and potential customers willing to consider innovative methods to protect their high-value engine assets, to reduce oil maintenance costs, to reduce engine overhaul costs and to reduce engine downtime.  We believe that many businesses, such as several customers who earlier specified our systems for all their drill rig engines, have been receptive to new and progressive ways to better maintain equipment using bypass oil filtration. In addition, due to the positive system performance regarding engine oil in addition to our ability to safely extend oil drain intervals, we have been asked to assist a couple of customers to expand their filtration efficiency to hydraulics.  Previously postponed due to ongoing economic conditions, these customers are now installing initial systems in the fourth quarter of 2015 to determine new maintenance practices based on Puradyn product performance.  We anticipate these programs to be underway during the first quarter 2016. While this is a long-term and ongoing process, we believe we have achieved a degree of product acceptance based on the expansion of existing relationships we have with Nabors Industries, Inc. and other end-users and distributors, including:

•

A couple of existing customers that have placed orders for our new hydraulic filtration packages.

•

New relationships established over the past twelve months in Africa, Asia, Europe, Mexico, and South America to bolster international sales, some of which have entered into evaluations; and

•

Several evaluations targeted or underway with commercial marine, construction, transportation, and mining applications.

Net sales for the third quarter of 2015 decreased 50% from third quarter 2014 and 44% for the comparable nine month period.  These decreases are attributable to decreased purchases by several accounts during the 2015 periods primarily as a result of the continuing decline in oil prices during the current quarter and general business conditions inside and outside the U.S., which led to a reduction in orders.  While we continue our efforts to expand our customer base in an effort to continually increase our product population, we have experienced, on occasion, a long sales cycle.  The process of converting leads into sales involves a number of variables, some of which are beyond our control. In addition, due to the volatility of crude oil prices and the uncertainty of world economy, many businesses are reluctant to invest in new technology, even if the return on investment is relatively short. Nonetheless, we believe that industry acceptance will grow in the long run based in part upon strategic arrangements with certain customers and increased interest shown from both domestic and international territories.  However, there can be no assurance that any of our sales efforts or relationships will meet management’s expectations or result in an increase in our fiscal 2015 revenues.

Our revenues historically have not been sufficient to fund our operating expenses.  During the third quarter of 2015 we continued to implement steps designed to reduce operating expenses to amounts below 2014 levels without impacting the quality of operations.  Certain fixed operating expenses coupled with the decline in sales and lower gross margins during the quarter have led to an increase in our operating loss in the 2015 periods. We continue to implement measures to preserve our ability to operate effectively.  In addition, as described below, certain key employees continue to defer a portion of their cash compensation in an effort to conserve our cash resources.

We continue to address our liquidity and working capital issues through the utilization of the borrowing agreement with the Company’s Chairman. During the quarter ended September 30, 2015 we borrowed an additional $200,025 from him, and at September 30, 2015 we owed our Chairman $11,574,542 which represented approximately 85% of our total liabilities. Subsequent to September 30, 2015, he has advanced an additional $250,050 in working capital funding. While he has continued to fund our working capital needs and extend the due date of the $6.1 million credit agreement, he is under no contractual obligation to do so and there are no assurances he will continue to make funds available to us or extend the due date of the obligations.

We also owe certain of our employees $1,605,935 in deferred cash compensation at September 30, 2015, which represents 77% of our current liabilities on that date.  Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and two other employees have deferred a portion of the compensation due them to assist us in managing our cash flow and working capital needs.  As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible the employees could demand payment in full at any time. We do not have the funds to pay these amounts in entirety, and any demand by these officers and employees for full payment would reduce the amount of funds we have available for our operations.  We could be required to pay these obligations at a time when it is disadvantageous for us, and could result in our inability to satisfy our other obligations as they become due.

If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to borrow or raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2015. There can be no assurance we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations and provide positive cash flow. In the event we are unable to secure needed capital, it is possible that stockholders could lose their entire investment in our company.

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

Results of Operations for the Three-months Ended September 30, 2015 Compared to the Three-months Ended September 30, 2014

Net Sales

Net sales decreased 50% in the third quarter of 2015 as compared to the third quarter of 2014 due to a number of customers that have purchased the larger product models, and who continue to be negatively impacted by the volatility in oil prices.  We believe certain customers and potential customers of ours in targeted markets continue to internally adapt to volatile oil prices and are reluctant to enter into new purchases or evaluations until a certain measure of stability is achieved.  These customers in these markets affected by the downturn in oil prices may have either postponed ordering additional systems until oil pricing begins to stabilize and again rise, or have temporarily interrupted production on their end, slowing replacement filter sales.  The decrease in sales was primarily due to reduced orders from several customers.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased by 14%, from 36% in the third quarter of 2014 to 22% in the third quarter of 2015 due to reduced sales that resulted in increased overhead allocations. We continue to review cost of materials increases, some of which were passed through to our customers as product price increases in the past few years.

Total Operating Costs

Our total operating costs declined 24% in the third quarter of 2015 from the comparable period in 2014 primarily as a result of a decrease in salaries and wages and the suspension of a service agreement with an outside investor relations firm.

Salaries and wages decreased 22% from the third quarter of 2014 compared to September 30, 2015. The reduction was attributable to reduction in staffing.

Selling and administrative expenses decreased slightly between September 30, 2015 and 2014. The following table sets forth the components of selling and administrative expenses:

	Three Months Ended September 30, (unaudited)
	2015	2014	Change
Employee Benefits & Payroll Processing	$34,883	$49,678	$(14,795)
Travel & Marketing	29,804	54,876	(25,072)
Depreciation & Amortization	5,394	6,431	(1,037)
Engineering	1,032	(2,935)	3,967
Professional Fees	41,644	51,145	(9,501)
Investor Relations	60	982	(922)
Occupancy Expense	26,248	25,453	795
Patent Expense	9,692	26,799	(17,107)
Stock Compensation	1,528	1,050	478
Bad Debts		(272)	272
Other Expenses	22,137	17,055	5,082

Total	$172,422	$230,262	$(57,840)

The decrease in employee benefits resulted from the impact of vested employee stock option expenses. Travel and marketing expenses decreased due to reduced international travel and termination of a service agreement with an outside public relations firm.. The decrease in patent costs was due to certain patent annuities reaching full-term and additional patent filings associated with our MTS and future products filed in 2014. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses. We anticipate that our selling and administration expenses for the full year 2015 will remain lower than for the full year 2014.

Interest Expense

Interest expense increased 17% for the period ending September 30, 2015 as compared to the period ending September 30, 2014 primarily due to higher borrowings. The Company pays interest monthly on the Chairman note at the LIBOR Daily Floating Rate plus 1.4%, which was a weighted average of 2.58% as of September 30, 2015 as compared to 2.66% as of September 30, 2014.

Results of Operations for the Nine-months Ended September 30, 2015 Compared to the Nine-months Ended September 30, 2014

Net Sales

Net sales decreased 34% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to the factors described earlier in this report.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased by 7%, from 38% in the nine months ended September 30, of 2014 to 31% in the nine months ended September 30, 2015 which was also due to reduced sales that resulted in increased overhead allocations.

Total Operating Costs

Our total operating costs declined 16% in the nine months ended September 30, 2015 from the comparable period in 2014 primarily as a result of a decrease in salaries and wages and the suspension of a service agreement with an outside investor relations firm.

Salaries and wages decreased 20% from nine months ended September 30, 2014 compared to September 30, 2015. The reduction was attributable to reduction in staffing during fourth quarter of 2014.

Selling and administrative expenses declined between September 30, 2015 and 2014. The following table sets forth the components of selling and administrative expenses:

	Nine Months Ended September 30, (unaudited)
	2015	2014	Change
Employee Benefits & Payroll Processing	$111,854	$148,105	$(36,251)
Travel & Marketing	81,541	166,788	(85,247)
Depreciation & Amortization	16,984	17,575	(592)
Engineering	(8,340)	(4,609)	(3,732)
Professional Fees	136,958	138,149	(1,191)
Investor Relations	69,870	1,890	67,980
Occupancy Expense	77,590	74,673	2,917
Patent Expense	44,486	73,609	(29,123)
Stock Compensation	4,536	3,182	1,354
Bad Debts	256	754	(497)
Other Expenses	68,367	60,347	8,020

Total	$604,102	$680,463	$(76,362)

The decrease in employee benefits resulted from the impact of vested employee stock option expenses. Travel and marketing expenses decreased due to reduced international travel and termination of a service agreement with an outside public relations firm. Professional fees increased as a result of outsourcing IT as well as increased legal and accounting fees associated with our year-end SEC filings. The increase in investor relations was due to an agreement with an outside investor relation firm, the agreement was suspended in May 2015. The increase in patent costs was due to certain patent annuities reaching full-term and additional patent filings associated with our MTS and future products filed in 2014. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses. We anticipate that our selling and administration expenses for the full year 2015 will remain lower than for the full year 2014.

Interest Expense

Interest expense increased 16% for the period ending September 30, 2015 as compared to the period ending September 30, 2014 primarily due to higher borrowings and an increase in the weighted average interest rate.

Liquidity and Capital Resources

As of September 30, 2015, the Company had cash of $99,720, as compared to $53,288 at December 31, 2014. At September 30, 2015, we had negative working capital of ($939,246) and our current ratio (current assets to current liabilities) was 0.55 to 1.  At December 31, 2014 we had negative working capital of ($1,043,010) and our current ratio was 0.47 to 1. The decrease in working capital deficit and increase in current ratio is primarily attributable to the increase in cash and inventories, offset by increases in accounts payable and deferred compensation.

We have incurred net losses each year since inception and at September 30, 2015 we had an accumulated deficit of $59,418,543. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on loans from related parties to fund our operations. During the nine months ended September 30, 2015 we raised an additional $1,000,175 from stockholder loans. As of September 30, 2015, we owe our Chairman $11,574,542 for funds advanced to us over time to fund working capital needs, and we borrowed an additional $250,050 from him to date in the third quarter of 2015.  Interest expense on our loans was $212,324 for the nine months ended September 30, 2015.

Cash Flows

Operating activities

For the nine month period ended September 30, 2015 net cash used in operating activities was $899,001, which primarily resulted from the net loss of $974,665.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the reduction in accounts receivable of $39,355 and increased inventory of $213,220 as a result of purchases related to our new MTS product line, an increase in prepaid expenses of $21,645, as well as reduced accounts payable of $10,017. The amounts were partially offset by increased deferred compensation of $92,004 and increased accrued liabilities of $11,514. For the nine-month period ended September 30, 2014 net cash used in operating activities was $539,787, which primarily resulted from the net loss of $751,676. In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $117,558 as a result of our increased sales.

Investing activities

For the nine months ending September 30, 2015, $51,641 was used in investing activities for the purchase of software and capitalized patent costs. For the nine months ending September 30, 2014, $50,547 was used in investing activities for the purchase of software and capitalized patent costs.

Financing activities

Net cash provided by financing activities was $997,074 for the nine months ended September 30, 2015, which was primarily composed of $1,000,175 in loans from our stockholders as described above, which were partially offset by $3,101 in payments of capital lease obligations. Net cash provided by financing activities was $562,411 for the nine months ended September 30, 2014, which was composed of $550,100 in loans from our stockholders as described, proceeds of $18,316 from the exercise of employee stock options, which were partially offset by $6,005 in payments of capital lease obligations.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO, and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

None.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: November 13, 2015	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: November 13, 2015	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer