Form 10-K
period 2015-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2016-03-30
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,195,394 on June 30, 2015.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 48,683,135 shares of common stock are outstanding as of March 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of approximately $12.3 million due our Chairman and CEO,

•

our reliance on sales to a limited number of customers,

•

the significant amount of deferred compensation owed to two of our executive officers and other employees and our ability to pay these amounts,

•

our ability to protect our intellectual property and the potential impact of expiring patents on our business in future periods,

•

anti-takeover provisions of Delaware law and our Board's ability to issue preferred stock without stockholder consent,

•

potential dilution to our stockholders from the exercise of outstanding options and warrants,

•

the lack of sufficient liquidity in the market for our common stock, and

•

the application of penny stock rules to the trading in our common stock.

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

When used in this annual report, the terms "Puradyn", the “Company,” "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation. “2015” refers to the year ended December 31, 2015, “2014” refers to the year ended December 31, 2014 and “2016” refers to the year ending December 31, 2016.

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

The Puradyn system is currently manufactured in seven different sizes suitable for placement on engines or equipment with oil sump capacities ranging from a minimum of 1 gallon (3.8 liters) to a maximum of 85 gallons (322 liters). Sump capacities up to 510 gallons (1,931 liters) can be serviced by utilizing multiple systems. The recently released, next generation MTS model offers the same filtration benefits and features of the TF and PFT models, with the added enhancements of greater simplicity (no electrical connection is required) and easier serviceability as water contaminant removal is achieved through the Company’s patented recently introduced Polydry® polymer technology embedded in each filter element, all encompassed in a similar footprint.

All Puradyn systems are compatible with virtually all standard and synthetic oils on the market, and they work with engines using gasoline, diesel, propane or natural gas. The Puradyn system, ordinarily, cannot be used on engines that do not have a pressurized lubricating system.

We also manufacture and distribute replacement filter elements for the Puradyn system. Depending upon the application, we generally recommend that the element be replaced at the engine manufacturer's recommended/approved periodic oil change interval or current service interval. The type of element used also depends upon the specific type of engine or hydraulic application. A customer can change the filter element and take the required oil sample in approximately five to 10 minutes.

The Puradyn system has no moving parts and consequently requires no significant ongoing maintenance. As long as filter elements are changed at the recommended intervals and other standard preventive maintenance procedures are completed, such as changing factory full-flow oil filters and air filters and completing regular oil analyses, the Company believes the Puradyn system will perform as designed; such belief is established and supported by independent lab tests and historical field performance over more than a decade.

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

Distribution

We currently have 75 active domestic and international distributors and dealers that sell and/or service the Puradyn system; however, the majority of our products are sold through a limited number of distributors. Currently, international sales are administered by Puradyn from the United States. The international distributors are located primarily in South America, Europe, Africa, India, and Asia. Our international distributors purchase product directly from the Company and sell to their existing or new customers. All distributor agreements can be terminated by either party with a 30 to 60 day written notice.

Sales

Direct Sales

The Company directly and/or with the assistance of its manufacturer's representatives, distributors or other agents, markets its products directly to OEMs, other distributors and national accounts. We are dependent upon sales to a limited number of customers. During 2015 three customers together accounted for 53.5% of the Company’s net sales and during 2014 five customers together accounted for 57.8% of the Company’s net sales. There were two customers at December 31, 2015, whose trade receivable balances equaled or exceeded 10% of total receivables, representing approximately 47%, and 32%, respectively of total receivables. There were two customers at December 31, 2014, whose accounts receivable balances equaled or exceeded 10% of total receivables, representing approximately 40%, and 20%, respectively of total receivables. Additionally, contractual agreements previously announced with two current distributors Marine Equipment Repair, Inc. in the commercial marine industry and HongHua America for the territory of China, have not fully materialized with the agreed-upon sales volume.

The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

International Sales

The Company, directly and/or with the assistance of commission-based manufacturer's representatives, has established primarily non-exclusive distributors and sales representation in various countries, including Germany, South Africa, Turkey, United Kingdom, Thailand, Colombia, and others. The ultimate success of these and other distributors primarily depends upon their ability to successfully introduce and sell the product in their respective territories, including obtaining local evaluations, establishing distribution, and other factors similar to those faced by the Company in the United States. Unlike domestic sales, the Company has a policy that international sales be paid in advance or secured by a letter of credit before shipping. The Company’s credit risk is minimal with international sales as a result of this policy. Total international sales amounted to approximately 13% of net sales in both 2015 and 2014.

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

Engineering and development costs are expensed as incurred. During the years ended December 31, 2015 and 2014, we incurred engineering and development costs, excluding payroll and benefit expenses for engineering, in the amount of $9,210 and $14,517, respectively, which are included in selling and administrative expenses in the accompanying statements of operations.

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

We rely on a combination of trade secrets, patents and trademarks to establish and protect our intellectual property rights. As of December 31, 2015, we had issued nine U.S. patents and 24 issued international patents that directly relate to our technology that expire between 2016 and 2033, as well as two pending patent applications in the U.S. and 27 pending patent applications internationally.

We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

In 2015 and 2014 we spent $9,210 and $14,192, respectively, on research and development.

We have registered the product trademark “Puradyn®” in the United States and other countries where the "Purifiner®" trademark was registered, and have registered the product trademarks “Polydry®”, “CGP®” and “Keep It Clean!® ” in the United States. In addition, we have applied for various pending trending trademarks.

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

Employees

At March 26, 2016, the Company had 21 full-time employees, including our executive officers.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2015. For the years ended December 31, 2015 and 2014, we reported net losses of $1,446,090 and $1,156,860, respectively, and at December 31, 2015 we had a working capital deficit of $1,016,765. At December 31, 2015, we had an accumulated deficit of approximately $60 million. These recurring losses, working capital deficit and the reliance on cash inflows from our principal stockholder who is also an executive officer and director of our Company have led our independent registered public accounting firm to include a statement in its audit report relating to our audited financial statements for the years ended December 31, 2015 and 2014 expressing substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our Company.

OUR NET SALES DECLINED IN 2015 FROM 2014 AND ARE NOT SUFFICIENT TO FUND OUR OPERATING EXPENSES. THERE ARE NO ASSURANCES WE WILL BE ABLE TO INCREASE OUR SALES, IN THE NEAR FUTURE, TO A LEVEL WHICH WILL FUND OUR OPERATING EXPENSES.

Our net sales decreased 37% in 2015 from 2014, and our current operations are not sufficient to fund our operating expenses.  We used cash in operations of approximately $1,303,000 and approximately $823,000 in 2015 and 2014, respectively. We do not have any external sources of liquidity and we are dependent on loans from our principal stockholder who is also an executive officer and director of our Company.  During 2015 this stockholder advanced an additional $1,350,250 to the Company and at December 31, 2015 we owe him $11,924,617.  Our gross margins have declined due to our decrease in sales as a result of certain fixed costs which are included in our cost of sales.  However, as long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources, which are extremely limited. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our Company.

WE NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through a credit line from one of our principal stockholders, as well as short-term loans from other affiliates. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. We need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our Company. We do not have any commitments for additional capital, and we cannot assure you that any additional capital will be available to us in the future upon terms acceptable to us. We owe our principal stockholder who is an executive and director of our company approximately $12.3 million.  There are no assurances he will continue to advance funds to us for our operating expenses.  Given our history of losses, debt levels and general uncertainties of the capital markets, we face a number of challenges in our ability to raise capital. If we do not raise funds as needed, or if our principal stockholder should discontinue his practice of advancing funds to us to pay our operating expenses, our ability to provide for current working capital needs, pay our obligations as they become due, grow our Company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our Company.

WE OWE APPROXIMATELY $12.3 MILLION WHICH IS DUE BY DECEMBER 31, 2016.

Since March 2002, our principal stockholder has been providing funding to us for working capital on an unsecured basis. The original amount of the credit line extended to us in 2002 was $2.5 million.  At December 31, 2015, we owed him approximately $11.9 million, and he has advanced us an additional $400,075 in 2016. As extended, this loan is due on December 31, 2017 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our Company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due. Although he has continually extended the due date of this obligation since the credit line was first extended to us in 2002, most recently extending the maturity date from December 31, 2016 to December 31, 2017, there are no assurances this stockholder will continue to provide extensions to us indefinitely.  While the loan is unsecured, the repayment terms of this obligation makes it more difficult for us to secure the additional financing we need to fund our operations.

WE RELY ON SALES TO A LIMITED NUMBER OF CUSTOMERS AND THERE ARE NO ASSURANCES THAT THESE CUSTOMERS WILL CONTINUE TO PURCHASE PRODUCTS FROM US.

We are dependent upon sales to a limited number of customers. During 2015 three customers individually accounted for approximately 28%, 13.5% and 12%, respectively (for a total of 53.5%) of our net sales. During 2014 two customers individually accounted for approximately 17%, and 16.6%, respectively (for a total of 33.6%), of our net sales. We do not have contracts with our customers and the loss of sales from one or more of these customers could materially impact our results of operations in future periods.

AT DECEMBER 31, 2015 OUR CURRENT LIABILITIES INCLUDE $1,609,585 OF DEFERRED COMPENSATION.  WE DO NOT HAVE THE FUNDS TO PAY THESE AMOUNTS.

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

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At December 31, 2015, we had 48,683,135 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, were outstanding:

•

1,099,915 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.25 to $0.50 per share; and

•

3,858,000 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $0.17 per share to $0.94 per share.

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

ITEM 2.

PROPERTIES.

We lease approximately 25,500 square feet of office and warehouse space in Boynton Beach, Florida which serves as our principal executive offices, from an unrelated third party under a lease which expires on July 31, 2019. We pay a base rental of $12,386, which escalates to $13,940 in 2018 and we are responsible for all operating expenses and utilities.  The Company leases a condominium in Ocean Ridge, Florida, on an annual basis, to provide accommodations for Company use, primarily for Mr. Alan Sandler and Mr. Kevin Kroger, executive officers of the Company. The lease, which expires in December 2016, has an annual expense of $8,500.

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our Company.

PART II

ITEM 5.

STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB® Tier of the OTC Markets under the symbol PFTI. The reported high and low sales prices for the common stock as reported on the OTCQB® are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2014
First quarter ended March 31, 2014	$0.22	$0.14
Second quarter ended June 30, 2014	$0.25	$0.18
Third quarter ended September 30, 2014	$0.33	$0.19
Fourth quarter ended December 31, 2014	$0.24	$0.15

2015
First quarter ended March 31, 2015	$0.22	$0.15
Second quarter ended June 30, 2015	$0.20	$0.10
Third quarter ended September 30, 2015	$0.20	$0.06
Fourth quarter ended December 31, 2015	$0.15	$0.03

On March 28, 2016, the last sale price of our common stock as reported on the OTCQB® was $0.19.  As of March 26, 2016, there were 322 record owners of our common stock. The transfer agent for the Company’s common stock is ClearTrust LLC, 16540 Pointe Village Drive, Suite 201, Lutz, Florida 33558.

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

Recent Sales of Unregistered Securities

In March 2016 we entered into an Advisory Agreement with an outside consultant pursuant to which he will provide management and advisory services to us for a six-month term.  As compensation for those services, we issued him a five-year common stock purchase warrant to purchase 350,000 shares of our common stock at an exercise price of $0.05 per share.  The recipient was a sophisticated investor who had access to business and financial information on our company and the issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) of that act.

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

General

Sales of the Company’s products, the Puradyn® bypass oil filtration system and replaceable filter elements depend principally upon end user demand for such products and acceptance of the Company’s products by OEMs.  Developing market acceptance for the Company’s existing and proposed products requires substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the perceived benefits and cost advantages of its products. We continue to market our product and its benefits through direct contact efforts with our distributors, direct customers, and original equipment manufacturers.

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a nationwide distribution network that will not only sell but also install and support our product. We currently have approximately 75 distributors and dealers that sell and/or service the Puradyn system in the U.S. and internationally.

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

Our sales and marketing efforts target industries and potential customers open to innovative methods to reduce oil maintenance costs. We believe that these businesses are searching for new and progressive ways to better maintain their equipment, including bypass oil filtration. While this is a long-term and ongoing process, we believe we have achieved a degree of product acceptance based on the expansion of existing relationships we have with Nabors Industries, Inc., Scandrill, Inc and other end-users and distributors, including:

•

A recent announcement that DistributionNOW (DNOW) is now the distributor for Puradyn bypass oil filtration products in the oil and gas, downstream & industrial, and manufacturing services industries. DNOW adds 300 outlets for the Puradyn product worldwide.  The addition of DNOW as our new distributor for the industries they serve increases our worldwide coverage and brings with them immediate name recognition of quality products and a dedication to customer service.  DNOW has already demonstrated its ability to establish contact with potential customers.  These opportunities have led to new orders in 2016, and evaluations.

•

Evaluations begun in 2015 in Africa, Asia, Europe, and South America are still currently underway with commercial marine, construction, transportation, and mining applications.

Net sales decreased due to a number of customers that have purchased the larger product models, and who continue to be negatively impacted by the volatility in oil prices.  We believe certain customers and potential customers of ours in targeted markets continue to internally adapt to volatile oil prices and are reluctant to enter into new purchases or evaluations until a certain measure of stability is achieved.  These customers in these markets affected by the downturn in oil prices may have either postponed ordering additional systems until oil pricing begins to stabilize and again rise, or have temporarily interrupted production on their end, slowing replacement filter sales.]

We continue to address our liquidity and working capital issues as we seek to raise additional capital. During 2015 we borrowed an additional $1,350,250 from our principal stockholder, and at December 31, 2015 we owed this stockholder approximately $11.9 million. He has also advanced us an additional $400,075 during 2016. These amounts are due in December 2017 and we do not have the funds to satisfy these obligations.  We are materially dependent upon him continuing to provide working capital to us to pay our operating expenses. As discussed elsewhere in this report, there are no assurances he will continue to advance funds to us.

We continue to address liquidity concerns because of inadequate revenue growth. Our cash flow from operations is insufficient to cover our liquidity needs for the immediate future. We have implemented measures to preserve our ability to operate, including organizational changes, a reduction and/or deferral of salaries, reduction in personnel and renegotiating creditor and collection arrangements. If we are unable to borrow any additional funds from our principal stockholder, and as we do not have any other sources of capital and our ability to raise equity capital has not been successful in the past few years, absent a significant increase in our net sales it is likely we would be unable to continue our business and operations.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on loans from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder, as set forth above, have led our independent registered public accounting firm Liggett & Webb, P.A. to include a statement in its audit report relating to our audited financial statements for the years ended December 31, 2015 and 2014 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Results of Operations

Net Sales. Net sales decreased by 37% in 2015 compared to 2014. Domestic sales represented 87% of net revenues in each of 2015 and 2014, and in 2015 and 2014, international sales remained constant 13% of the Company’s net sales.

Net sales decreased due to a number of customers that have purchased the larger product models, and who continue to be negatively impacted by the volatility in oil prices.

Cost of Products Sold. Gross profit, as a percentage of sales, decreased from 36% for 2014 to 26% for 2015. The decrease in gross profit was attributable to reduced sales.

Total Operating Costs. Total operating costs decreased between 2015 and 2014. Salaries and wages decreased approximately 17.7% in 2015 as compared to 2014. This decrease resulted from a reduction in vested benefit accruals from prior periods as well as a reduction in staffing. Salaries and wages, as a percentage of sales, increased to 45% in 2015 compared to 35% in 2014 as a result of declining sales in 2015.  Management does not anticipate any material changes in salaries and wages at the current level of sales and anticipates only nominal hiring would be required to support increased sales to OEM and niche industry targets.

Selling and administrative expenses decreased by approximately 17% in 2015 from 2014. The following table sets forth the components of selling and administrative expenses:

	2015	2014	% Change
Employee Benefits	$151,493	$199,875	(24.2%	)
Travel & Marketing	119,950	200,086	(40.1%	)
Depreciation/Amortization	22,174	21,976.9%
Engineering	(10,257)	(4,189)	144.8%
Professional Fees	162,871	174,665	(6.8%	)
Investor Relations	69,870	47,180	48.1%
Occupancy Expense	104,110	102,322	1.7%
Patent Expense	58,013	100,217	(42.1%	)
Bad Debts	257	1,140	(77.5%	)
Other Expenses	91,167	79,264	(15.0%	)
Total	$769,648	$922,536	(16.5%	)

The decrease in employee benefits resulted from the impact of vested employee stock option expenses. Travel and marketing expenses decreased due to the reduced international travel. Professional fees decreased as a result of reduced accounting costs. The increase in investor relations was due to our new arrangement with an outside investor relation firm. The decrease in patent costs was due to filing costs for patents associated with our MTS and future products in 2014. We anticipate that our selling and administration expenses will remain at the same level in 2016 as 2015. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses.

Interest Expense Interest expense increased 17% in 2015 as compared to 2014 as a result of increased borrowings in 2015. The Company pays interest monthly on the notes payable to our principal stockholder at prime rate less 0.5%, with rates reset as often as the Federal Reserve changes interest rates, which was a weighted average of 2.586% for 2015, as compared to an average of 2.431% for 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2015, we had cash of $34,471 as compared to cash of $53,288 at December 31, 2014. At December 31 2015, we had negative working capital of $1,016,765 and our current ratio (current assets to current liabilities) was .49 to 1. At December 31, 2014 we had negative working capital of approximately $1,043,010 and our current ratio was .47 to 1. The decrease in working capital is primarily attributable to decreases in accounts receivable, prepaid expense, accounts payable and cash, offset by an increase in inventories, accrued liabilities and deferred compensation. The 39% increase in inventories at December 31, 2015 as compared to December 31, 2014 reflects inventory increases in the fourth quarter of 2015 in anticipation of several large orders.  During the first quarter of 2016 we utilized the majority of that inventory to fulfill a large order.

We have incurred net losses each year since inception and at December 31, 2015 we had an accumulated deficit of $59,889,968. Our net sales are not sufficient to fund our operating expenses. We do not have any external sources of liquidity. Historically, we have relied on loans from related parties to fund our operations. During 2015 we borrowed an additional $1,350,250 from our principal stockholder, and at December 31, 2015, we owed this stockholder approximately $11.9 million for funds advanced to us for working capital. Interest expense on this loan was $292,393 for the year ended December 31, 2015.  This loan matures on December 31, 2017 and we do not have sufficient funds to repay it.

We do not currently have any commitments for capital expenditures.

Operating activities

Net cash used in operating activities during 2015 was $1,303,075, as compared to $823,904 for 2014, which went primarily to fund the operating losses. During 2015, the effect of the net loss on working capital is decreased by higher inventories which were partially offset by increased accounts payable, deferred compensation and accrued liabilities and a decrease in accounts receivable. During 2014, the effect of the net loss on working capital is decreased by lower inventories, prepaid expense and lower accounts payable which were partially offset by increased deferred compensation and accrued liabilities and an increase in accounts receivable.

Investing activities

Net cash used in investing activities during 2015 was $61,924, as compared to $70,722 for 2014. The majority of the 2015 and 2014 investment activity related to capitalized patent costs and the purchase of computer equipment.

Financing activities

Net cash provided by financing activities was $1,346,182 for 2015, as compared to $786,411 for 2014. During 2015, $1,350,250 was received from a note payable due to our primary stockholder.  These amounts were offset by payment of $4,068 on capital leases.  During 2014, $745,125 was received from a note payable due to our primary stockholder and another $25,000 was received from a stockholder who is also a director and the sole owner of Boxwood Associates, Inc. as well as $24,383 from the exercise of employee stock options.  These amounts were offset by payment of $8,097 on capital leases.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our Chief Executive Officer, and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and our Vice President who serves as our principal financial officer, concluded that as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework “2013”.  Based on this assessment, our management has concluded that as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

On November 3, 2015 the Company announced the death of long-time Board member, Dr. Charles W. Walton.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and/or members of our Board of Directors:

Name	Age	Positions
Joseph V. Vittoria	80	Chairman of the Board of Directors and Chief Executive Officer
Kevin G. Kroger	64	President, Chief Operating Officer and Director
John S. Caldwell (1)	71	Director
Forrest D. Hayes (1)	83	Director
Dominick Telesco	84	Director
Alan J. Sandler	76	Principal Financial Officer, Vice President, Chief Administrative Officer and Corporate Secretary

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

Mr. Vittoria’s extensive management, banking, organizational growth and experience bring oversight and guidance to the Company’s entire organization. The Board believes that Mr. Vittoria has the experience, qualifications, attributes and skills necessary to serve as a Director.

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

With significant experience in the heavy-duty engine industry, Mr. Kroger provides our company with operations oversight and guidance in sales and marketing. Mr. Kroger also holds a degree in engineering which facilitates our research and development area, along with a deeper understanding in configuring our products to the customer’s needs. The Board believes that Mr. Kroger has the experience, qualifications, attributes and skills necessary to serve as a Director.

Lieutenant General (Retired) John S. Caldwell, Jr. was appointed to the Puradyn Board of Directors on August 25, 2005 and is also the Chairman of the Compensation Committee.  Gen. Caldwell served as the Army’s top ranking officer for Acquisition, Logistics and Technology when he retired in January 2004. Also served as Director of the 50,000-person Army Acquisition Workforce, responsible for personnel development and training policy and key assignment recommendations. Prior to these positions, Gen. Caldwell served as the Commanding General of the US Army Tank-Automotive and Armaments Command (TACOM), in which capacity he developed, fielded and supported lethality, survivability and mobility capabilities for approximately 70% of the Army’s ground force. He served 4 years as the Project Manager, Abrams Tank System, leading R&D, production, quality assurance, procurement and logistical support of the Army’s tank program, a $600 million R&D, $15 billion procurement program with major international components.  General Caldwell currently consults in various capacities, including Senior Vice President, The Spectrum Group. General Caldwell holds the degrees of Bachelor of Science from the US Military Academy, West Point, in New York; Master in Mechanical Engineering from Georgia Institute of Technology in Atlanta, GA, and the Industrial College of the Armed Forces. General Caldwell has been a member of the board of Taser International since 2007.

Gen. Caldwell’s logistic and military background brings to our organization oversight and guidance in the planning and execution of our financial and operational growth plan. The Board believes that Gen. Caldwell has the experience, qualifications, attributes and skills necessary to serve as a Director.

Forrest D. Hayes was appointed to the Board of Directors in 2005.  He is a member of the Compensation Committee of the Board and served as a member of the Audit Committee until it was disbanded in March 2016. Mr. Hayes served as Vice President and CFO of Wastequip, Inc., a privately owned manufacturer of waste equipment in 1990 and 1991, and from 1992 to 2000, as a member of the Wastequip Board of Directors. Mr. Hayes was President and CEO of Brittany Corporation, a privately owned manufacturer of auto/truck parts and HVAC parts from 1992 to 2000, and as Vice-Chairman through 2003. Prior to this, Mr. Hayes served as a CPA with Arthur Andersen from 1954 to 1990 in various capacities including Managing Partner of Cleveland and Cincinnati, Ohio offices. Mr. Hayes was a member of the board of The Town and Country Trust from 2005-2006 and currently serves on the board of Polychem Corporation and Brittany Stamping, LLC.

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the year ended December 31, 2015 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2015, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any officer, director or 10% or greater stockholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2015.

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

Role of our Board in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Mr. Vittoria serves as both our Chief Executive Officer and Chairman of the Board.  Messrs. Caldwell, Hayes, and Telesco are considered independent directors, but we do not have a “lead” independent director.  The business and operations of our Company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our Company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management. In their roles and as independent directors, Messrs. Caldwell, Hayes, and Telesco meet regularly with management to discuss strategy and risks we face and to address any questions or concerns they may have on risk management and any other matters.

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

Committees of the Board of Directors

Audit Committee

The Audit Committee of the Board of Directors, which operated under a written charter, reviewed our financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the system of internal controls. Until November 3, 2015 the Audit Committee of the Board of Directors was composed of two independent directors, Mr. Forrest D. Hayes (Chairperson) and Dr. Charles W. Walton. The Audit Committee met four times in 2015.  Following Dr. Walton’s death in November 2015, Mr. Hayes remained the sole member of the committee until March 2016 when the committee was disbanded. The functions of the Audit Committee are now being undertaken by the entire Board.

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

The Compensation Committee met in discrete session in the context of a full board meeting. The Compensation Committee did not engage a compensation consultant or similar consultant nor did it consult with any third parties regarding compensation matters during 2015.

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for:

•

our principal executive officer or other individual serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 as that term is defined under Rule 3b-7 of the Exchange Act

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with FASB ASC 718, Compensation-Stock Compensation. The assumptions made in the valuations of the option awards are included in Note 13 of the Notes to our Financial Statements for the year ended December 31, 2015 appearing elsewhere in this report. During 2015, two executives deferred 11% and 48% of base wages. During 2014, two executives deferred 35% and 15% of base wages. The amounts included below reflect wages actually earned during the respective periods.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph V. Vittoria [1]	2015	—	—	—	—	—	—	—	—
	2014	—	—	—	—	—	—	—	—
Kevin Kroger [2]	2015	186,000	—	16,370	—	—	—	16,165	218,535
	2014	186,000	—	—	—	—	—	16,165	202,165
Alan Sandler [3]	2015	112,000	—	16,370	—	—	—	1,453	129,823
	2014	112,000	—	—	—	—	—	1,453	113,453

———————

1.

Mr. Vittoria, who is also the Chairman of our Board of Directors, serves as our Chief Executive Officer. Mr. Vittoria’s compensation excludes interest paid to him under the working capital loan he provides to our Company. See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report.

2.

Mr. Kroger serves as our President and Chief Operating Officer. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Kroger during each fiscal year and disability and life insurance premiums we pay on his behalf. Annual salary deferral of $21,185 and $65,255, which is included in his salary for 2015 and 2014 in the foregoing table, and 100,000 employee stock options, exercisable at $0.16 per share, with a four-year vesting period from date of grant As there is no written agreement with Mr. Kroger which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that he could demand payment in full at any time.

3.

Mr. Sandler serves as our principal financial officer, Vice President, and Chief Administrative Officer. All Other Compensation in the foregoing table represents the amounts for reimbursement of Social Security and Medicare premiums. Annual salary deferral of $53,760 and $16,852 in his salary for 2015 and 2014, respectively in the foregoing table, and 100,000 employee stock options, exercisable at $0.16 per share, with a four-year vesting period from date of grant. As there is no written agreement with Mr. Sandler which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that he could demand payment in full at any time.

How our Executive Officers Compensation is Determined

Mr. Vittoria, who has served as our Chief Executive Officer since October 2006, is not a party to an employment agreement with the Company. He receives no compensation and does not participate in any of the Company’s insurance plans.

On July 3, 2000, the Company entered into an employment agreement, with an initial term of three years, with Mr. Kroger, who serves as our President and Chief Operating Officer. Thereafter, the contract was amended on December 23, 2002 and July 3, 2003. The term of the agreement automatically renews on a year to year basis on the same terms and conditions contained herein in effect as of the time of renewal.  The contract provided for an annual salary of $166,000, minimum bonuses of $50,000, $80,000 and $80,000, respectively, for the years 2000 through 2002; 300,000 qualified stock options; a one-year salary severance clause, and certain insurance and auto allowance compensations. On December 23, 2002, it was agreed that the President receive 100,000 shares of common stock in lieu of the $80,000 bonus due to be paid. Mr. Kroger is also entitled to paid health insurance, a life insurance and disability policy, a $1,000 per month car allowance, five weeks paid vacation and other executive benefits which may be made available from time to time. Upon entering into the agreement we granted Mr. Kroger 10-year options to purchase 300,000 shares of our common stock at the then fair market value of our common stock which vested in equal installments on the first, second, third and fourth anniversary date of the agreement. The agreement also contains customary indemnification, non-compete, confidentiality and invention assignment clauses. The term of the agreement continues on a year-to-year basis on the same terms and conditions as were in effect at the time of renewal. The agreement may be terminated by us upon Mr. Kroger’s death or disability, by us for good cause as defined in the agreement, or by either party without cause. In the event the agreement is terminated on Mr. Kroger’s death, by us for cause or by him without cause, we do not owe any severance benefits. If the agreement is terminated as a result of his disability, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year.  If the agreement is terminated by us without cause or by Mr. Kroger in the event of a change of control of our Company, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year, together with any declared but unpaid bonus. The addendum dated July 3, 2003 discontinued the bonus provision of the contract but all other terms and conditions of the contract remain in effect. During 2015, Mr. Kroger’s base annual salary was $186,000 with approximately $21,185 deferred annually. As there is no written agreement with Mr. Kroger which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that he could demand payment in full at any time.

Mr. Sandler, who has served as our principal financial officer since April 2010 and Vice President and Chief Administrative Officer since January 2000, is not a party to an employment agreement with the Company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Sandler’s compensation including the scope of his duties and responsibilities to our Company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in determining the amount of Mr. Sandler’s compensation. During 2015 and 2014 Mr. Sandler’s compensation package included a base annual salary of $112,000, with approximately $53,760 and $16,852 deferred in 2015 and 2014, respectively, and company-provided insurance benefits and reimbursement of his Social Security and Medicare premiums. As there is no written agreement with Mr. Sandler which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that he could demand payment in full at any time. The amount payable to Mr. Sandler can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2015:

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Joseph V. Vittoria	20,492	—	—	.50	1/10/16	—	—	—	—
	166,666	333,334		.18	11/22/18	—	—	—	—
Kevin Kroger	100,000	—	—	0.26	06/10/18	—	—	—	—
	100,000	—	—	0.21	9/8/20	—	—	—	—
	150,000	—	—	0.28	02/04/21	—	—	—	—
	150,000		—	0.14	3/30/22	—	—	—	—
	100,000	100,000	—	0.16	5/26/25
Alan Sandler	100,000	—	—	0.26	06/10/18	—	—	—	—
	100,000	—	—	0.30	08/05/18	—	—	—	—
	75,000	—	—	0.21	09/08/20	—	—	—	—
	75,000	—	—	0.28	02/04/21	—	—	—	—
	75,000		—	0.14	3/30/22	—	—	—	—
	100,000	100,000	—	0.16	5/26/25

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

As of December 31, 2015, under the Directors’ Plan, options to purchase 150,000 shares of common stock were outstanding. As of December 31, 2015, under the 1996 Plan, there were no non-qualified options outstanding, under the 1999 Plan, incentive stock options to purchase 715,500 shares of common stock were outstanding and, under the 2010 Plan, incentive stock options to purchase 2,992,500 shares of common stock were outstanding.

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

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2015. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 13 of the Notes to our Financial Statements for the year ended December 31, 2015 appearing elsewhere in this report.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation earnings ($)	All other compensation ($)	Total ($)
Joseph V. Vittoria	—	—	—	—	—	—	—
John S. Caldwell (1)	—	—	895	—	—	—	895
Forrest D. Hayes (2)	—	—	1,306	—	—	—	1,306
Kevin G. Kroger	—	—	—	—	—	—	—
Dominick Telesco (3)	24,000	—	330	—	—	—	24,330
Charles W. Walton (4)	—	—	895	—	—	—	895

———————

(1)

On August 25, 2015, General Caldwell was granted options to purchase 7,500 shares of common stock at an exercise price of $0.13 per share, vesting on August 25, 2017 and expiring on August 25, 2020.

(2)

On November 10, 2015, Mr. Hayes was granted options to purchase 10,000 shares of common stock at an exercise price of $0.11 per share, vesting on November 10, 2017 and expiring on November 10, 2020; and options to purchase 2,500 shares of common stock at an exercise price of $0.11 per share, vesting on November 10, 2017 and expiring on November 10, 2025.

(3)

On December 19, 2015, Mr. Telesco was granted options to purchase 5,000 shares of common stock at an exercise price of $0.22 per share, vesting on December 19, 2017 and expiring on December 19, 2020. On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco is President of Boxwood Associates, Inc.

(4)

On August 25, 2015, Dr. Walton was granted options to purchase 7,500 shares of common stock at an exercise price of $0.13 per share, vesting on August 25, 2017 and expiring on August 25, 2020.  Pursuant to our Non-Employee Directors’ Stock Plan, Dr. Walton’s options will expire one following the date of his death.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 26, 2016 we had 48,683,135 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2016 by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Joseph V. Vittoria (1)	5,597,753	11.4%
Kevin G. Kroger (2)	1,226,041	2.3%
Alan J. Sandler (3)	513,270	*
Lieutenant General John S. Caldwell, Jr. US Army (retired)(4)	22,500	*
Forrest D. Hayes (5)	30,000	*
Dominick Telesco (6)	6,242,570	14.0%
All officers and directors as a group (six persons) (1)(2)(3)(4)(5)(6)	13,605,134	27.7%

———————

*

represents less than 1%

(1)

The number of shares beneficially owned by Mr. Vittoria includes:

•

options to purchase 333,334 shares of common stock at $0.18 per share through November 22, 2018.

The number of shares beneficially owned by Mr. Vittoria excludes:

•

unvested options to purchase 166,666 shares of common stock at $0.18 per share through November 22, 2018.

(2)

The number of shares beneficially owned by Mr. Kroger includes:

•

options to purchase 100,000 shares of common stock at $0.26 per share through June 10, 2018;

•

options to purchase 100,000 shares of our common stock at an exercise price of $0.21 per share through September 8, 2020;

•

options to purchase 150,000 shares of our common stock at an exercise price of $0.28 per share through February 4, 2021;

•

options to purchase 150,000 shares of our common stock  at an exercise price of $0.14 per share through March 30, 2022; and

•

options to purchase 33,332 shares of our common stock at an exercise price of $0.16 per share through May 26, 2025.

The number of shares beneficially owned by Mr. Kroger excludes:

•

unvested options to purchase 66,668 shares of common stock at $0.16 per share through May 26, 2025; and

(3)

The number of shares beneficially owned by Mr. Sandler includes:

•

options to purchase 100,000 shares of common stock at $0.26 per share through June 10, 2018;

•

options to purchase 100,000 shares of common stock at $0.30 per share through August 5, 2018;

•

options to purchase 75,000 shares of our common stock at an exercise price of $0.21 per share through September 8, 2020;

•

options to purchase 75,000 shares of our common stock at an exercise price of $0.28 per share through February 4, 2021;

•

options to purchase 75,000 shares of our common stock  at an exercise price of $0.14 per share through March 30, 2022; and

•

options to purchase 33,332 shares of our common stock at an exercise price of $0.16 per share through May 26, 2025.

The number of shares beneficially owned by Mr. Sandler excludes:

•

unvested option to purchase 66,668 shares of common stock at $0.16 per share through May 26, 2025; and

(4)

The number of shares beneficially owned by General Caldwell includes:

•

options to purchase 7,500 shares of common stock at $0.18 per share through August 25, 2016;

•

options to purchase 7,500 shares of common stock at $0.15 per share through August 25, 2017; and

•

options to purchase 7,500 shares of common stock at $0.18 per share through August 25, 2018.

The number of shares beneficially owned by General Caldwell excludes:

•

unvested options to purchase 7,500 shares of common stock at $0.27 per share through August 25, 2019; and

•

unvested options to purchase 7,500 shares of common stock at $0.13 per share through August 25, 2020.

(5)

The number of shares beneficially owned by Mr. Hayes includes:

•

options to purchase 10,000 shares of common stock at $0.18 per share through November 10, 2016;

•

options to purchase 10,000 shares of common stock at $0.12 per share through November 10, 2017; and

•

options to purchase 10, 000 shares of common stock at $0.18 per share through November 10, 2018.

The number of shares beneficially owned by Mr. Hayes excludes:

•

unvested options to purchase 10,000 shares of common stock at $.21 per share through November 10, 2019;

•

unvested options to purchase 10,000 shares of common stock at $0.11 per share through December 9, 2020; and

•

unvested options to purchase 2,500 shares of common stock at 40.11 per share through December 9, 2025.

(6)

The number of shares beneficially owned by Mr. Telesco includes:

•

options to purchase 5,000 shares of common stock at $0.11 per share through December 19, 2016;

•

options to purchase 5,000 shares of common stock at $0.13 per share through December 19, 2017; and

•

vested options to purchase 5,000 shares of common stock at $0.15 per share through December 19, 2018; and

The number of shares beneficially owned by Mr. Telesco excludes:

•

unvested options to purchase 5,000 shares of common stock at $0.22 per share through December 19, 2019; and

•

unvested options to purchase 5,000 shares of common stock at $0.07 per share through December 18, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2015.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

Please see Note 16 to the Company's audited financial statements appearing elsewhere in this report for a description of transactions with related parties during 2015 and 2014.

Director Independence

John S. Caldwell, Forrest D. Hayes, and Dominick Telesco are considered "independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Liggett & Webb, P.A., served as our independent registered public accounting firm for 2015 and 2014. The following table shows the fees that were billed for the audit and other services provided by such firm for 2015 and 2014.

	2015	2014

Audit Fees	$45,000	$46,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$45,000	$46,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2015 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated December 30, 1996 (2)
3.2	Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (3)
3.3	Bylaws (1)
3.4	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011 (14)
4.1	Form of common stock certificate (8)
4.2	Form of Class A Warrant issued to Mr. Vittoria (9)
4.3	Form of $1.25 common stock purchase warrant (7)
4.4	Form of Warrant Amendment (15)
4.5	Form of Common Stock Purchase Warrant to be issued to Catalyst Global LLC (22)
10.1	Agreement dated June 8, 2012 by and between Puradyn Filter Technologies Incorporated and Monarch Communications, Inc. (17)
10.2	1999 Stock Option Plan (4)
10.3	2000 Non-Employee Directors’ Plan (5)
10.4	[intentionally left blank]
10.5	Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (1)
10.6	Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995 (1)
10.7	Lease Amendment #2 between Puradyn Filter Technologies, Inc. and Premier Gateway Center at Quantum LLP (10)
10.8	Master Distributor Agreement dated February 18, 2008 by and between Puradyn Filter Technologies Incorporated and Filter Solutions Ltd. (11)
10.9	Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger, as amended (11)
10.10	Standby Commitment Agreement Amendment No. 16 dated March 5, 2014
10.11	Consulting Agreement dated October 20, 2009 between Puradyn Filter Technologies Incorporated and Boxwood Associates, Inc.(16)
10.12	2010 Stock Option Plan (13) (20)
10.13	Lease between Puradyn Filter Technologies, Inc. and Duke PBC At Quantum I-9, LLC (18)
10.14	Public Relations Agreement with Monarch Communications dated July 24, 2013 (19)
10.15	Investors Relations Agreement with Catalyst Global LLC dated October 1, 2014 (21)
10.16	Standby Commitment Agreement Amendment No. 17 dated March 19, 2014 (22)
10.17	Standby Commitment Agreement Amendment No. 18 dated March 20, 2016*
10.18	Promissory Note dated July 6, 2016 with Dominick A. Telesco *
10.19	Advisory Agreement dated March 7, 2016 by and between Puradyn Filter Technologies Incorporated and Rainerio Reyes*
14.1	Business Ethics and Conflicts of Interest Statement (6)
21.1	Subsidiaries of the registrant (11)
23.1	Consent of Liggett & Webb, P.A.*
31.1	Section 302 certification of Chief Executive Officer*
31.2	Section 302 certification of Principal financial and accounting officer*
32.1	Section 906 certification of Chief Executive Officer*
32.2	Section 906 certification of Principal financial and accounting officer*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

(5)

Incorporated by reference from the exhibits to the Annual Report on Form 10-KSB/A for the year ended December 31, 2000.

(6)

[intentionally left blank].

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

(12)

Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008.

(13)

Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-169441, as filed with the Securities and Exchange Commission on September 16, 2010.

(14)

Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2011.

(15)

Incorporated by reference to the Current Report on Form 8-K as filed on November 28, 2012

(16)

Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.

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

(22)

Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puradyn Filter Technologies Incorporated (Registrant)

By:	/s/ Joseph V. Vittoria
Chairman and Chief Executive Officer
Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

March 30, 2016

/s/ Joseph V. Vittoria
Joseph V. Vittoria Chief Executive Officer and Chairman of the Board, principal executive officer

/s/ Alan J. Sandler
Alan J. Sandler principal financial and principal accounting officer, Vice President, Chief Administrative Officer and Secretary to the Board

/s/ Kevin G. Kroger
Kevin G. Kroger, President and Chief Operating Officer and Director

/s/ John S. Caldwell
John S. Caldwell, Director

/s/ Forrest D. Hayes
Forrest D. Hayes, Director

/s/ Dominick Telesco
Dominick Telesco, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Puradyn Filter Technologies, Inc.

We have audited the accompanying balance sheets of Puradyn Filter Technologies, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in shareholders’ deficit and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Puradyn Filter Technologies, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced net losses since inception and negative cash flows from operations and has relied on loans from related parties to fund its operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 30, 2016

PURADYN FILTER TECHNOLOGIES INCORPORATED

BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$34,471	$53,288
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	116,425	205,314
Inventories, net	817,437	587,690
Prepaid expenses and other current assets	23,594	91,893
Total current assets	991,927	938,185

Property and equipment, net	61,919	57,891
Other noncurrent assets	374,720	347,836
Total assets	$1,428,566	$1,343,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$73,844	$130,597
Accrued liabilities	321,508	308,387
Current portion of capital lease obligation	3,755	3,280
Deferred compensation	1,609,585	1,513,931
Notes Payable - stockholders	—	25,000
Total current liabilities	2,008,692	1,981,195

Capital lease obligation, less current portion	7,198	—
Notes Payable - stockholders	11,924,617	10,574,367
Total Long Term Liabilities	11,931,815	10,574,367
Total Liabilities	13,940,507	12,555,562

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 48,683,135 and 48,683,135, respectively	48,683	48,683
Additional paid-in capital	47,329,344	47,183,545
Accumulated deficit	(59,889,968)	(58,443,878)
Total stockholders’ deficit	(12,511,941)	(11,211,650)
Total liabilities and stockholders’ deficit	$1,428,566	$1,343,912

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014

Net sales	$1,974,799	$3,112,636
Cost of sales	1,459,308	2,005,500
Gross profit	515,491	1,107,136

Costs and expenses:
Salaries and wages	897,247	1,090,329
Selling and administrative	769,648	922,536
Total Operating Costs	1,666,895	2,012,865

Loss from operations	(1,151,404)	(905,729)

Other (expense):
Interest expense	(294,686)	(251,131)
Total other expense	(294,686)	(251,131)

Provision for income taxes	—	—

Net loss	$(1,446,090)	$(1,156,860)

Basic and diluted loss per common share	$(.03)	$(.02)

Basic and diluted weighted average common shares Outstanding	48,683,135	48,809,135

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Operating activities
Net loss	$(1,446,090)	$(1,156,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,700	39,754
Loss on disposal of fixed assets	4,332	—
Gain on extinguishment of lease	(3,279)	—
Provision for bad debts	—	764
Provision for obsolete and slow moving inventory	21,211	1,727
Compensation expense on stock-based arrangements with employees, consultants, vendors and investors	119,413	148,702
Changes in operating assets and liabilities:
Accounts receivable	88,889	(23,935)
Inventories	(250,958)	4,366
Prepaid expenses and other current assets	68,299	(7,819)
Other noncurrent assets		10,147
Accounts payable	(56,753)	27,345
Accrued liabilities	14,507	18,770
Deferred compensation	95,654	113,135
Net cash used in operating activities	(1,303,075)	(823,904)

Investing activities
Capitalized patent costs	(40,005)	(41,553)
Purchases of equipment	(21,919)	(29,169)
Net cash used in investing activities	(61,924)	(70,722)

Financing activities
Proceeds from exercise of stock options	—	24,383
Proceeds from issuance of notes payable to stockholders	1 ,350,250	745,125
Proceeds from stockholder loan	—	25,000
Payment of capital lease obligations	(4,068)	(8,097)
Net cash provided by financing activities	1,346,182	786,411

Net decrease in cash	(18,817)	(108,215)

Cash at beginning of year	53,288	161,503

Cash at end of year	$34,471	$53,288

Supplemental cash flow information
Cash paid for interest	$278,996	$237,377
Cash paid for taxes	—	—

Noncash investing and financing activities
Forgiveness of note payable and accrued interest – related party	$26,386	$—
Common stock returned by related party	$—	$294
Assets acquired from capital lease	$15,020	$—

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2013	—	$—	48,632,482	$48,632	$47,010,511	$(57,287,018)	$(10,227,875)

Net loss	—	—	—	—	—	(1,156,860)	(1,156,860)
Exercise of employee stock options	—	—	161,664	162	24,221	—	24,383
Common stock issued to consultants	—	—	183,107	183	35,817	—	36,000
Common stock retired	—	—	(294,118)	(294)	294	—	—
Warrants issued to consultants	—	—	—	—	32,486	—	32,846
Compensation expense associated with unvested option awards	—	—	—	—	79,856	—	79,856

Balance at December 31, 2014	—	—	48,683,135	48,683	47,183,545	(58,443,878)	(11,211,650)

Net loss	—	—	—	—	—	(1,446,090)	(1,446,090)
Forgiveness of note payable and accrued interest – related party	—	—	—	—	26,386	—	26,386
Warrants issued to consultants	—	—	—	—	49,153	—	49,153
Compensation expense associated with unvested option awards	—	—	—	—	70,260	—	70,260
Balance at December 31, 2015	—	$—	48,683,135	$48,683	$47,329,344	$(59,889,968)	$(12,511,941)

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1. Significant Accounting Policies

Organization

Puradyn Filter Technologies Incorporated (the “Company”), a Delaware corporation, is engaged in the manufacturing, distribution and sale of bypass oil filtration systems under the trademark Puradyn® primarily to companies within targeted industries. The Company holds the exclusive worldwide manufacturing and marketing rights for the Puradyn through direct ownership of various other patents.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about allowances for inventory obsolescence, useful life of fixed assets, warranty reserves and bad-debt reserves, valuation allowance on the deferred tax asset, and the assumptions used in Black-Scholes valuation models related to stock options and warrants.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2015 and December 31, 2014, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2015 and December 31, 2014, respectively, because of their short-term natures.

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

DECEMBER 31, 2015 AND 2014

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2015 and December 31, 2014, respectively:

	2015	2014
Balance as of beginning of year	$20,000	$20,000
Less: Payments made	—	—
Add: Provision for current years warranty	—	—

Balance as of end of year	$20,000	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2015 and 2014, advertising costs incurred by the Company totaled approximately $7,951 and $5,795, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2015 and 2014, engineering and development costs incurred by the Company totaled $9,210 and $14,192, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2015 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements.

In 2015 and 2014, respectively, 787,500 and 60,000 options were granted at fair market value on the date of grant pursuant to the Stock Option Plan.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2015 and December 31, 2014, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 17 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 4,957,915 in 2015 and 4,628,345 in 2014.

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

DECEMBER 31, 2015 AND 2014

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

2. Going Concern

The Company’s financial statements have been prepared on the basis that it will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses each year since inception, negative cash flows, and has relied on  loans from related parties to fund its operations.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from a current stockholder have led the Company’s management to conclude there is substantial doubt about the Company’s ability to continue as a going concern.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

3. Inventories

At December 31, 2015 and December 31, 2014 inventories consisted of the following:

	2015	2014

Raw materials	$1,145,452	$961,313
Work In Process	—	986
Finished goods	159,460	91,655
Valuation allowance	(487,475)	(466,264)
	$817,437	$587,690

4. Prepaid Expenses and Other Current Assets

At December 31, 2015 and December 31, 2014, prepaid expenses and other current assets consisted of the following:

	2015	2014

Prepaid expenses	$23,594	$52,893
Deposits	—	39,000
	$23,594	$91,893

5. Property and Equipment

At December 31, 2015 and December 31, 2014, property and equipment consisted of the following:

	2015	2014

Machinery and equipment	$1,045,217	$1,023,143
Furniture and fixtures	56,558	56,558
Leasehold improvements	129,722	129,722
Software and website development	88,842	88,842
Computer hardware and software	150,069	148,885
	1,470,408	1,447,150
Less accumulated depreciation and amortization	(1,408,489)	(1,389,259)
	$61,919	$57,891

Depreciation and amortization expense of property and equipment for the years ended December 31, 2015 and 2014 is $28,579 and $28,324, respectively, of which $6,404 and $6,347 is included in cost of products sold and $25,947 and $21,977 is included in selling and administrative costs, respectively, in the accompanying statements of operations. During the year ended December 31, 2014 the Company impaired $29,284 of machinery and equipment that was determined to have no future economic value.

6. Patents

Included in other assets at December 31, 2015 and 2014 are capitalized patent costs as follows:

	2014	2014

Patent costs	$372,411	$332,406
Less accumulated amortization	(33,512)	(20,390)
	$338,899	$312,016

Amortization expense for the year ended December 31, 2015 and 2014 amounted to $13,122 and $11,430, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

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

The Company leases a condominium in Ocean Ridge, Florida, on an annual basis, to provide accommodations for Company use, primarily for Mr. Alan Sandler and Mr. Kevin Kroger, the Company’s Principal Financial Officer, Vice President and Chief Administrative Officer, and Chief Operating Officer, respectively. The lease has an annual expense of $8,500. In December 2015, the Company renewed the lease at an annual expense of $8,500 until December 21, 2016.

Rent expense under all operating leases for the years ended December 31, 2015 and 2014 totaled $268,759 and $268,759, respectively, of which $204,568 and $204,568 is included in cost of products sold and $64,191 and $64,191 is included in selling and administrative costs, respectively, in the accompanying statements of operations.

In January 2012 and August 2011, the Company entered into capital lease obligations for the purchase of $15,383 and $13,681, respectively of office equipment, which is included in property and equipment.  As of December 31, 2015 and 2014 the office equipment was recorded net of $12,016 and $24,732 respectively, of accumulated depreciation, in the accompanying balance sheets.  In January 2015 the Company entered into a new capital lease for office equipment in the amount of $15,020. The Company recorded a loss on extinguishment of previous capital lease of $3,279.

Future minimum lease commitments due for facilities and equipment leases under non-cancellable capital and operating leases at December 31, 2015 are as follows:

	Capital Leases	Operating Leases
2016	$10,952	$155,008
2017	—	159,659
2018		164,448
2019 and thereafter		97,586
Total minimum lease payments	10,952	$576,701
Less amount representing interest	—
Present value of minimum lease payments	$10,952

8. Accrued Liabilities

At December 31, 2015 and December 31, 2014, accrued liabilities consisted of the following:

	2015	2014
Accrued wages and benefits	$64,844	$61,178
Accrued expenses relating to vendors and others	133,646	138,523
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	69,419	56,158
Deferred rent	33,599	32,528
	$321,508	$308,387

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

9. Deferred Compensation

Deferred compensation represents amounts owed to four employees for salary. As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. As of December 31, 2015 and 2014 the Company recorded deferred compensation of $1,609,585 and $1,513,931 respectively.

10. Notes Payable to Stockholders and Capital Leases

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an Executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.5865% and 2.431% per annum at December 31, 2015 and 2014, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2017. Refer to Note 16.

At December 30, 2015, the Company had drawn the full funding amount under the initial agreement of $6.1 million plus additional advances of $5,824,614. At December 31, 2014 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $4,474,367. Additionally, the Company had an unsecured loan outstanding from a member of the board of directors who is also a significant stockholder, totaling $0 and $25,000 at December 31, 2015 and December 31, 2014, respectively. The note bears interest at a rate of 5% per annum and was due November 22, 2015. On November 21, 2015 the board of director member forgave the principal amount of $25,000 and accrued interest of $1,386. The Company recorded the forgiveness as a capital contribution.  See Note 14 and 16.

On February 13, 2013 the Company issued 882,353 shares of its common stock valued at $0.17 per share as payment for the note payable in the amount of $150,000 from a stockholder who is also a director. On April 8, 2013 the Company issued 50,656 shares of its common stock valued at $0.18 per share as payment for the interest, in the amount of $9,118, on the $150,000 note payable. On February 4, 2015 the Company received from the abovementioned stockholder who is also a director, a certificate in the amount of 882,353 shares of its common stock valued at $0.17 per share which had been issued in error as payment for the note payable in the amount of $150,000.  The certificate was reissued in the amount of 588,235 the company recorded a reduction of $294 for the par value of the common stock with on a corresponding offset to additional paid in capital as of December 31, 2014. See Notes 14 and 16.

During the years ended December 31, 2015 and 2014, the Company incurred interest expense of $249,134 and $215,696, respectively, on its loans from the stockholder who is also a director, which is included in interest expense in the accompanying statements of operations. Also included in interest expense at December 31, 2015 and 2014 were $1,997 and $3,118 of interest related to capital lease obligations, financing and loans from a stockholder.

Notes payable and capital leases consisted of the following at December 31, 2015 and December 31, 2014:

	2015	2014
Notes payable to stockholders	$11,924,617	$10,574,367
Capital lease obligation	10,953	3,280
	11,935,570	10,577,647
Less: current maturities	(3,755)	(3,280)
	$11,931,815	$10,574,367

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2015 were:

2016	$3,755
2017	11,928,372
2018	3,443
$11,935,570

11. Income Taxes

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$16,922,143	$17,317,362
Accrued expenses and reserves	196,607	188,626
Compensatory stock options and warrants	192,648	147,712
Capital Loss Carryover	—	1,549
Other	5,406	2,308
Total deferred tax assets	17,316,804	17,657,557
Valuation allowance	(17,316,804)	(17,657,557)
Net deferred tax assets	$—	$—

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $17,316,804 and $17,657,557 against its net deferred taxes is necessary as of December 31, 2015 and December 31, 2014, respectively. The change in valuation allowance for the years ended December 31, 2015 and 2014 is $294,436 and $950,505 respectively.

At December 31, 2015 and December 31, 2014, respectively, the Company had $46,014,496 and $46,924,149, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2017.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2015	2014

Federal statutory taxes	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)
Nondeductible items	0.72	0.72
Change in valuation allowance	36.91	36.91
	—%	—%

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

12. Commitments and Contingencies

Agreements

On October 1, 2014, the Company entered into a one-year agreement with Catalyst Global LLC to provide services rendered as investor relations consultant for the Company. As compensation for their services, Catalyst receives a monthly service fee of $4,000 in addition to warrants to purchase 635,000 shares of common stock, in lots of 52,917 warrants per month, exercisable at $0.25 per share. Either party may terminate the agreement with 30 days’ notice. The Company suspended the agreement on May 31, 2015.

In December 2015, the Company renewed the lease at an annual expense of $8,500 on a condominium in Ocean Ridge, Florida until December 21, 2016.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

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

On May 27, 2015, the Company granted employees options to purchase 755,000 shares of the Company’s common stock, at an exercise price of $0.16 per share. The options vest over a three-year period and expire May 26, 2025. The quoted market price of the common stock at the time of issuance of the options was $0.16 per share. The fair value of the options totaled $123,591 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.125%, ii) expected life of 10 years, iii) dividend yield of 0%, iv) expected volatility of 168%.

On August 25, 2015, the Company granted two directors options to purchase 15,000 shares of the Company’s common stock, at an exercise price of $0.13 per share. The options vest over a two year period and expire August 25, 2020. The quoted market price of the common stock at the time of issuance of the options was $0.13 per share. The fair value of the options totaled $1,791 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.03%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 165%.

On December 9, 2015, the Company granted a director options to purchase 2,500 shares of the Company’s common stock, at an exercise price of $0.11 per share. The options vest over a two-year period and expire December 9, 2025. The quoted market price of the common stock at the time of issuance of the options was $0.11 per share. The fair value of the options totaled $272 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.39%, ii) expected life of  10 years, iii) dividend yield of 0%, iv) expected volatility of 167%.

On December 9, 2015, the Company granted one director options to purchase 10,000 shares of the Company’s common stock, at an exercise price of $0.11 per share. The options vest over a two-year period and expire December 9, 2020. The quoted market price of the common stock at the time of issuance of the options was $0.11 per share. The fair value of the options totaled $1,033 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.93%, ii) expected life of 10 years, iii) dividend yield of 0%, iv) expected volatility of 167%.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

On December 18, 2015, the Company granted one director options to purchase 5,000 shares of the Company’s common stock, at an exercise price of $0.07 per share. The options vest over a two-year period and expire December 18, 2020. The quoted market price of the common stock at the time of issuance of the options was $0.07 per share. The fair value of the options totaled $330 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.20%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 169%.

At December 31, 2015 there was $129,577 of unrecognized compensation cost related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of 2.08 years. At December 31, 2014 there was $72,820 of unrecognized compensation cost related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of 1.72 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the closing price. As of December 31, 2015 and 2014, the Company had options outstanding to purchase an aggregate of 3,858,000 and 3,560,065 shares respectively, with an exercise price above the quoted price of the Company’s stock, resulting in no intrinsic value.

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

Additional information concerning the activity in the three option plans is as follows:

	2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,560,065	0.24	4,194,972	0.25
Granted	787,500	0.16	60,000	0.26
Exercised	—	—	(161,664)	0.15
Cancelled	—	—	(45,418)	0.15
Expired	(489,565)	0.34	(487,825)	0.32
Outstanding, end of year	3,858,000	0.22	3,560,065	0.24
Exercisable, end of year	2,851,333	0.23	2,885,051	0.19
Options available for future grant, end of year	537,008		834,943	0.16

Additional information concerning the unvested options is as follows:

	2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Non-Vested options at beginning of year	675,014	0.16	1,311,674	0.18
Granted	787,500	0.16	60,000	0.26
Vested	(455,847)	0.16	(691,242)	0.18
Cancelled	—	—	(5,418)	0.15
Non-Vested options end of year	1,006,667	0.17	675,014	0.16

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

Summarized information with respect to options outstanding under the three option plans at December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.11-.94	3,858,000	5.33	.022	2,851,333	0.23

The estimated fair value of each stock option grant on the date of grant was computed using the following weighted-average assumptions:

December 31,
	2015	2014
Risk-free interest rate	0.93%-1.39%	0.88%-1.63%
Expected term (life) of options (in years)	5-10	4.65-9.40
Expected dividends		—
Expected volatility	164.47%-169.10%	173.78%-176.67%

14. Common Stock

On February 13, 2013 the Company issued 882,353 shares of its common stock valued at $0.17 per share as payment for the note payable in the amount of $150,000 from a stockholder who is also a director. On April 8, 2013 the Company issued 50,656 shares of its common stock valued at $0.18 per share as payment for the interest, in the amount of $9,118, on the $150,000 note payable. On February 4, 2015 the Company received from the abovementioned stockholder who is also a director, a certificate in the amount of 882,353 shares of its common stock valued at $0.17 per share which had been issued in error as payment for the note payable in the amount of $150,000.  The certificate was reissued in the amount of 588,235 the Company recorded a reduction of $294 for the par value of the common stock with on a corresponding offset to additional paid in capital as of December 31, 2014.  See Notes 10 and 16.

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

•

On September 17, 2014, 15,385 shares of its common stock valued at $0.26 per share

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

15. Warrants

At December 31, 2015 and 2014, 1,099,915 and 1,068,280 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and began expiring on March 24, 2013 with the remaining warrants expiring at various dates through October 1, 2019. Information concerning the Company’s warrant activity is as follows:

	2015		2014
	Weighted Average Exercise		Weighted Average Exercise
	Warrants	Price	Warrants	Price
Outstanding, at the beginning of year	1,068,280	$0.37	2,271,483	$0.46
Granted	264,585	0.25	158,751	0.25
Exercised			—	—
Expired	(232,950)	0.50	(1,361,954)	0.50
Outstanding, at the end of year	1,099,915	$0.32	1,068,280	$0.37

	Warrants Outstanding – December 31, 2015
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.25 - $0.50	1,099,915	2.42	$.32
Totals	1,099,915	2.42	$.32

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

As partial compensation per an agreement dated October 1, 2014, for consultant work, the Company issued to Catalyst Global LLC the following:

On January 1, 2015, warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share. The warrants vest immediately and expire October 1, 2019. The quoted market price of the common stock at the time of issuance of the options was $0.22 per share. The fair value of the options totaled $11,242 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.96%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 173%.

On February 3, 2015, warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share. The warrants vest immediately and expire October 1, 2019. The quoted market price of the common stock at the time of issuance of the options was $0.21 per share. The fair value of the options totaled $10,385 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.06%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 173%.

On March 1, 2015, warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share. The warrants vest immediately and expire October 1, 2019. The quoted market price of the common stock at the time of issuance of the options was $0.19 per share. The fair value of the options totaled $9,331 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.90%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 173%.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

On April 1, 2015, warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share. The warrants vest immediately and expire October 1, 2019. The quoted market price of the common stock at the time of issuance of the options was $0.19 per share. The fair value of the options totaled $9,504 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.99%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 171%.

On May 1, 2015, warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share. The warrants vest immediately and expire October 1, 2019. The quoted market price of the common stock at the time of issuance of the options was $0.18 per share. The fair value of the options totaled $8,691 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.02%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 169%.

16. Related Party Transactions

In March 2002 the Company executed a binding agreement with its CEO, who is also a principal stockholder, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.5865% and 2.431% per annum at December 31, 2015 and 2014, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended from December 31, 2007 to December 31, 2017.  Refer to Note 10.

At December 30, 2015, the Company had drawn the full funding amount under the initial agreement of $6.1 million plus additional advances of $5,824,614. At December 31, 2014 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $4,474,367. Additionally, the Company has an unsecured loan outstanding from a member of the board of directors who is also a significant stockholder, totaling $0 and $25,000 at December 31, 2015 and December 31, 2014, respectively. The note bears interest at a rate of 5% per annum and is due November 22, 2015. On November 21, 2015 the board of director member forgave the principal amount of $25,000 and accrued interest of $1,386. The Company recorded the forgiveness as a capital contribution.

On February 13, 2013 the Company issued 882,353 shares of its common stock valued at $0.17 per share as payment for the note payable in the amount of $150,000 from a stockholder who is also a director. On April 8, 2013 the Company issued 50,656 shares of its common stock valued at $0.18 per share as payment for the interest, in the amount of $9,118, on the $150,000 note payable. Additionally, the Company has unsecured loans outstanding from one board member, who is also a significant stockholder, totaling $25,000 at December 31, 2014.  On November 21, 2015 the board of director member forgave the principal amount of $25,000 and accrued interest of $1,386. The Company recorded the forgiveness as a capital contribution.  The note bears interest at a rate of 5% per annum and is due November 22, 2015. On February 4, 2015 the Company received from the abovementioned stockholder who is also a director, a certificate in the amount of 882,353 shares of its common stock valued at $0.17 per share which had been issued in error as payment for the note payable in the amount of $150,000. The certificate was reissued in the amount of 588,235 in exchange for the note payable in the amount of $100,000, the remaining $50,000 was recorded as a capital contribution in the year ended December 31, 2014. The Company recorded the transaction retroactive to December 31, 2014. See Notes 10 and 14.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of 2015 and 2014 we paid Boxwood Associates, Inc. $24,000 under this agreement. Mr. Dominick Telesco, a member of our board of directors, is President of Boxwood Associates, Inc.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2015 AND 2014

17. Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2015 whose balances each represented approximately 47%, and 32%, for a total of 77% of total accounts receivables. There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2014 whose balances each represented approximately 40%, and 20%, for a total of 60% of total accounts receivables. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

18. Subsequent Events

From January 1, 2016 through March 27, 2016, the Company received additional loans in the amount of $400,075, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

On January 6, 2016 the Company entered into an unsecured loan outstanding from a member of the Board of Directors who is also a significant stockholder, totaling $25,000. The note bears interest at a rate of 5% per annum and is due January 7, 2017.

On March 7, 2016, the Company entered into an Advisory Agreement for duration of six months with an outside consultant, who is also a stockholder.  We issued the consultant five year warrants to purchase 350,000 shares of the Company's common stock with an exercise price of $0.05 per share.