Form 10-K/A
period 2014-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2016-04-01
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

Amendment No. 1

to the

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 10-K") of Puradyn Filter Technologies Incorporated is being filed for the sole purpose of correcting a clerical error in which an exhibit was inadvertently omitted from the EDGAR filing of the 2014 10-K as originally filed on March 31, 2015.  This Amendment No. 1. contains currently dated Section 302 certifications as Exhibits 31.1 and 31.2.  No attempt has been made in this Amendment No. 1 to modify or update the disclosures presented in the 2014 10-K as previously filed. This Amendment No. 1 does not reflect events occurring after the filing of the original 2014 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the 2014 10-K and the registrant’s other filings with the SEC.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated December 30, 1996 (2)
3.2	Certificate of Amendment to Certificate of Incorporation dated February 3, 1998 (3)
3.3	Bylaws (1)
3.4	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011 (14)
4.1	Form of common stock certificate (8)
4.2	Form of Class A Warrant issued to Mr. Vittoria (9)
4.3	Form of $1.25 common stock purchase warrant (7)
4.4	Form of Warrant Amendment (15)
4.5	Form of Common Stock Purchase Warrant to be issued to Catalyst Global LLC (22)
10.1	Agreement dated June 8, 2012 by and between Puradyn Filter Technologies Incorporated and Monarch Communications, Inc. (17)
10.2	1999 Stock Option Plan (4)
10.3	2000 Non-Employee Directors’ Plan (5)
10.4	2002 Audit Committee Charter (6)
10.5	Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (1)
10.6	Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995 (1)
10.7	Lease Amendment #2 between Puradyn Filter Technologies, Inc. and Premier Gateway Center at Quantum LLP (10)
10.8	Master Distributor Agreement dated February 18, 2008 by and between Puradyn Filter Technologies Incorporated and Filter Solutions Ltd. (11)
10.9	Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger, as amended (11)
10.10	Standby Commitment Agreement Amendment No. 16 dated March 5, 2014
10.11	Consulting Agreement dated October 20, 2009 between Puradyn Filter Technologies Incorporated and Boxwood Associates, Inc.(16)
10.12	2010 Stock Option Plan (13) (20)
10.13	Lease between Puradyn Filter Technologies, Inc. and Duke PBC At Quantum I-9, LLC (18)
10.14	Public Relations Agreement with Monarch Communications dated July 24, 2013 (19)
10.15	Investors Relations Agreement with Catalyst Global LLC dated October 1, 2014 (21)
10.16	Standby Commitment Agreement Amendment No. 17 dated March 19, 2014*
14.1	Business Ethics and Conflicts of Interest Statement (6)
21.1	Subsidiaries of the registrant (11)
23.1	Consent of Liggett, Vogt & Webb, P.A.**
31.1	Section 302 certification of Chief Executive Officer**
31.2	Section 302 certification of principal financial and accounting officer**
32.1	Section 906 certification of Chief Executive Officer*
32.2	Section 906 certification of principal financial and accounting officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

———————

*

previously filed

**

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
Date: April 1, 2016

4