Form 10-Q
period 2016-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2016-05-13
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016
or

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

☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 48,683,135 shares of common stock are issued and outstanding as of May 11, 2016.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $12,524,717 million at May 11, 2016 due our Chairman and CEO, and the possibility he may not continue to advance funds to us;

•

our reliance on sales to a limited number of customers;

•

our dependence on a limited number of distributors;

•

our ability to compete;

•

our ability to protect our intellectual property and

•

the application of penny stock rules to the trading in our stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review our Annual Report on Form 10-K for the year ended December 31, 2015, including the risks described in Part I. Item 1A. Risk Factors, and this report together with our subsequent filings with the Securities and Exchange Commission in their entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$84,132	$34,471
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	237,969	116,425
Inventories, net	789,507	817,437
Prepaid expenses and other current assets	63,037	23,594
Total current assets	1,174,645	991,927

Property and equipment, net	57,380	61,919
Other noncurrent assets	393,370	374,720
Total assets	$1,625,395	$1,428,566

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$190,947	$73,844
Accrued liabilities	320,663	321,508
Current portion of capital lease obligation	3,755	3,755
Deferred compensation	1,632,228	1,609,585
Notes Payable - stockholders	25,000	—
Total current liabilities	2,172,593	2,008,692

Capital lease obligation, less current portion	6,259	7,198
Notes Payable - stockholders	12,324,692	11,924,617
Total Long Term Liabilities	12,330,951	11,931,815
Total Liabilities	14,503,544	13,940,507

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 48,683,135 and 48,683,135, respectively	48,683	48,683
Additional paid-in capital	47,378,192	47,329,344
Accumulated deficit	(60,305,024)	(59,889,968)
Total stockholders’ deficit	(12,878,149)	(12,511,941)
Total liabilities and stockholders’ deficit	$1,625,395	$1,428,566

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
Net sales	$438,186	$706,629
Cost of products sold	316,820	441,023
Gross profit	121,366	265,606

Costs and expenses:
Salaries and wages	237,290	225,602
Selling and administrative	213,277	239,088
Total Operating Costs	450,567	464,690

Loss from operations	(329,201)	(199,084)

Other income (expense):
Interest expense	(85,856)	(66,899)

Net loss before income tax expense	(415,057)	(265,983)

Income tax expense	—	—

Net loss	$(415,057)	$(265,983)

Loss per share – basic and diluted:	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	48,683,135	48,683,135

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(415,057)	$(265,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,100	10,958
Loss on disposal of fixed asset	—	4,332
Gain on extinguishment of lease	—	(3,280)
Compensation expense on stock-based arrangements with employees and consultants	48,848	48,403
Changes in operating assets and liabilities:
Accounts receivable	(121,545)	(26,367)
Increase/decrease in prepaid expenses and other current assets	(39,443)	41,296
Inventories	27,931	(149,930)
Accounts payable	117,103	93,828
Deferred compensation	22,643	50,353
Accrued liabilities	(845)	(8,002)
Net cash used in operating activities	(350,265)	(204,392)

Investing activities
Purchases of property and equipment	(1,702)	(20,735)
Capitalized patent costs	(22,508)	(13,289)
Net cash used in investing activities	(24,210)	(34,024)

Financing activities
Proceeds from issuance of notes payable to stockholders	400,075	400,075
Proceeds from stockholder loan	25,000	—
Payment of capital lease obligations	(939)	(1,251)
Net cash provided by financing activities	424,136	398,824

Net Increase in cash and cash equivalents	49,661	160,408

Cash and cash equivalents at beginning of period	34,471	53,288

Cash and cash equivalents at end of period	$84,132	$213,696

Supplemental cash flow information:
Cash paid for interest	$83,571	$68,887
Assets acquired from capital lease	$—	$15,020

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.

For further information, refer to Puradyn Filter Technologies Incorporated’s (the “Company”) financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2016 and December 31, 2015, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of March  31, 2016 and December 31, 2015, respectively, because of their short-term natures.

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

Patents

Patents are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the patents. The estimated useful lives of patents are 17-20 years. Upon retirement, the cost and related accumulated amortization are eliminated from their respective accounts, and the resulting gain or loss is included in results of operations.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the three months ended March 31, 2016, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2016:

Balance as of December 31, 2015	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of March 31, 2016 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2016 and March 31, 2015, advertising costs incurred by the Company totaled approximately $460 and $1,155, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the three months ended March 31, 2016 and 2015, engineering and development costs incurred by the Company totaled $2,809 and $2,119, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2015 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements for the three months ended March 31, 2016.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At March 31, 2016 and December 31, 2015, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 14 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share 5,268,696 and 4,482,969 for the three months ended March 31, 2016 and 2015, respectively.

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

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $350,265 and $204,392 during the three-months ended March 31, 2016 and 2015, respectively. As a result, the Company has had to rely principally on the conversion of debt into stock as well as stockholder loans to fund its activities to date.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from two stockholders led the Company’s independent registered public accounting firm, Liggett & Webb, P.A., to include a statement in its audit report relating to the Company’s audited financial statements for the year ended December 31, 2015 expressing substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3.

Inventories

Inventories consisted of the following at March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015
	(Unaudited)
Raw materials	$1,048,485	1,145,452
Work In Progress	1,965	—
Finished goods	226,532	159,460
Valuation allowance	(487,475)	(487,475)
Inventory, net	$789,507	817,437

4.

Prepaid Expenses and Other Current Assets

At March 31, 2016 and December 31, 2015, prepaid expenses and other current assets consisted of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Prepaid expenses	$26,458	23,594
Deposits	36,579	—
	$63,037	23,594

5.

Property and Equipment

At March  31, 2016 and December 31, 2015, property and equipment consisted of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Machinery and equipment	$1,045,217	1,045,217
Furniture and fixtures	56,558	56,558
Leasehold improvements	129,722	129,722
Software and website development	88,842	88,842
Computer hardware and software	151,771	150,069
	1,472,110	1,470,408
Less accumulated depreciation and amortization	(1,414,730)	(1,408,489)
	$57,380	61,919

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2016 and 2015 is $6,241and $7,778, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6.

Patents

Included in other assets at March 31, 2016 and December 31, 2015 are capitalized patent costs as follows:

	March 31, 2016	December 31, 2015

Patent costs	$394,918	$372,411
Less accumulated amortization	(37,369)	(33,512)
	$357,549	$338,899

Amortization expense for the three months ended March 31, 2016 and 2015 amounted to $3,858 and $3,180, respectively.

7.

Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of March 31, 2016, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the current lease amount to $538,429.

In January 2015 the Company entered into a capital lease for office equipment in the amount of $15,020.

8.

Accrued Liabilities

At March  31, 2016 and December 31, 2015, accrued liabilities consisted of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Accrued vacation and benefits	$63,577	$64,844
Accrued expenses relating to vendors and others	135,222	133,646
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	71,673	69,419
Deferred rent	30,191	33,599
	$320,663	$321,508

9.

Deferred Compensation

Deferred compensation represents amounts owed to four employees for salary. As there is no written agreement with these employees which memorializes the terms of the salary deferral, only a voluntary election to do so. It is possible that the employees could demand payment in full at any time. As of March 31, 2016 and December 31, 2015, the Company recorded deferred compensation of $1,632,228 and $1,609,585, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

10.

Notes Payable to Stockholders – Related Party

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an Executive officer, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.81% per annum at March 31, 2016), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006 and through February 2012, the maturity date for the agreement was extended annually from December 31, 2007 to the agreements current maturity date of December 31, 2017. Refer to Note 13.

At March 31, 2016 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus additional advances of $6,224,692. At December 31, 2015 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $5,824,614.

On January 6, 2016 the Company entered into an unsecured loan outstanding from another member of the Board of Directors, totaling $25,000. The note bears interest at a rate of 5% per annum and is due January 7, 2017. Accrued interest at March 31, 2016 was $295.

During the three months ended March 31, 2016 and 2015, the Company incurred interest expense of $85,530 and $66,556, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $295 for the three months ended March 31, 2016 related to the loan from one if its other Board members. These amounts, in addition to interest expense of $31 and $35 for the three months ended March 31, 2016 and 2015, respectively, related to capital lease obligations, financing and loans from a stockholder.

11.

Commitments and Contingencies

Agreements

On March 7, 2016, the Company entered into an Advisory Agreement for duration of six months with an outside consultant, who is also a stockholder.  We issued the consultant five year warrants to purchase 350,000 shares of the Company's common stock with an exercise price of $0.05 per share.  These warrants vest immediately.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

12.

Stock Options and Warrants

For the three months ended March 31, 2016 and March 31, 2015, respectively, the Company recorded non-cash stock-based compensation expense of $48,848 and $48,403, relating to employee stock options and warrants issued for consulting services.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at March 31, 2016 and 2015 for the options is $111,701 and $55,374, respectively, and will be recognized through March 30, 2019.

A summary of the Company’s stock option plans as of March 31, 2016, and changes during the three month period then ended is presented below:

	Three Months Ended March 31, 2016
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2015	3,858,000	$0.22
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options expired	—	—
Options at end of period	3,858,000	.22
Options exercisable at March 31, 2016	2,851,333	$.23

Changes in the Company’s nonvested options for the three months ended March 31, 2016 are summarized as follows:

	Three Months Ended March 31, 2016
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2015	1,006,667	$0.17
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested options at March 31, 2016	1,006,667	$.017

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.17 – 0.34	3,858,000	4.98	0.22	2,880,223	0.23
Totals	3,858,000	4.98	0.22	2,880,223	0.23

A summary of the Company’s warrant activity as of March 31, 2016 and changes during the three month period then ended is presented below:

On March 7, 2016, warrants to purchase 350,000 shares of its common stock, priced at $0.05 per share. The warrants vest immediately and expire March 7, 2021. The quoted market price of the common stock at the time of issuance of the options was $0.09 per share. The fair value of the options totaled $30,277 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.90%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 173%

	Three months ended March 31, 2016
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2015	1,099,915	$0.32
Granted	350,000	0.05
Exercised
Expired	39,219	0.50
Warrants outstanding at March 31, 2016	1,410,696	$0.25

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.25 - $0.50	1,410,696	2.6	$0.25
Totals	1,410,696	2.6	$0.25

13.

Related Party Transactions

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an Executive officer, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.81% per annum at March 31, 2016), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006 and through February 2012, the maturity date for the agreement was extended annually from December 31, 2007 to the agreements current maturity date of December 31, 2017.

At March 31, 2016 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus additional advances of $6,224,692. At December 31, 2015 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $5,824,614.

On January 6, 2016 the Company entered into an unsecured loan outstanding from another member of the Board of Directors, totaling $25,000. The note bears interest at a rate of 5% per annum and is due January 7, 2017. Accrued interest at March 31, 2016 was $295.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2016 and 2015, the Company incurred interest expense of $85,530 and $66,556, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $295 for the three months ended March 31, 2016 related to the loan from one if its other Board members. These amounts, in addition to interest expense of $31 and $35 for the three months ended March 31, 2016 and 2015, respectively, related to capital lease obligations, financing and loans from a stockholder.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of three months ended March 31, 2016 and 2015 we paid Boxwood Associates, Inc. $6,000 under this agreement. A member of our board of directors is President of Boxwood Associates, Inc.

14.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by three customers at March 31, 2016 whose balances each represented approximately 43%, 12% and 10%,  for a total of 65% of total accounts receivables. There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2015 whose balances each represented approximately 40%, and 20%, for a total of 60% of total accounts receivables. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

15.

Subsequent Events

From April 1, 2016 through May 11, 2016, the Company received additional loans in the amount of $200,025 from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a nationwide distribution network that will sell, install and support our product. In the first quarter of 2016, there were a total of 45 distributors and dealers that sold the Puradyn system in the U.S. and internationally.

DistributionNow (DNOW) recently joined the Puradyn distributor network and now provides the potential to more consistently support our product on a worldwide basis.  The addition of DNOW as our new distributor for the industries they serve increases our worldwide coverage and brings with them immediate name recognition of quality products and a dedication to customer service.  Although we have sold only to 11 DNOW locations in the initial rollout of the product, the acceptance from a number of their customers has been extremely encouraging.  DNOW brings to the Puradyn distribution network a potential of 300 locations that may purchase our product. These opportunities have led to a number of new orders and evaluations in 2016.

In October 2014, we released two additional technologies to our line of bypass filtration products:

•

Puradyn Millennium Technology System (MTS) which utilizes a closed lubricating system to remove, as do all the Puradyn products, solid contaminants down to less than one micron while safely extending the lubrication or hydraulic oil's useful life. The MTS technology eliminates the legacy electrical power connection and electric evaporation plate, required for liquid contamination removal in the TF and PFT models, thus bringing the product into compliance with all new emission standards required for Tier 4 engines. The MTS also offers the added benefits of reduced mechanical complexity and a smaller profile for a simpler and faster installation. The MTS can be used on all engine types and configurations using any fuel type, including natural gas and biofuels, where the incidence of water formation during combustion can be more prevalent.

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

Sales of the Company’s products, the Puradyn® bypass oil filtration system and replaceable filter elements depend principally upon end user demand for such products.  Developing market acceptance for the Company’s existing and new products requires substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the benefits and cost advantages of its products. We continue to market our product and its benefits through direct contact efforts with our distributors, direct customers, and original equipment manufacturers.

Our sales and marketing efforts target industries and potential customers open to innovative methods to reduce oil maintenance costs. We believe these businesses are searching for new and progressive ways to better maintain their equipment, including bypass oil filtration. While this is a long-term and ongoing process, we believe we have achieved a degree of product acceptance based on the expansion of existing relationships we have with Nabors Industries, Inc., Scandrill, Inc and other end-users and distributors, including:

•

A recent announcement that a global oil and gas industry contractor headquartered in the European Union purchased approximately $300,000 of Puradyn product shipped to the Middle East in April 2016.  This is in addition to an order placed by this same customer in April 2015 as part of ongoing implementation of the Puradyn System.

•

Development of hydraulic filtration systems which can handle hydraulic power units (HPU) with volumes ranging from 88 gal. (333.1 L.) to 1,200 gal. (4,542.5 L.) is receiving interest from customers who have been using our engine oil bypass filtration systems for several years.  The hydraulic filtration project has been underway for over one year. With lab and field testing behind us and the slow recovery of the oil and gas industry, we are finally starting to see our work come to fruition. To date, a limited number of systems have been shipped to these customers.

•

Evaluations begun in 2015 in Africa, Asia, Europe, and South America are still currently underway with commercial marine, construction, transportation, and mining applications.

Our revenues historically have not been sufficient to fund our operating expenses.  During the first quarter of 2016 we maintained our operating expenses at approximate 2015 levels; however, as a result of certain fixed operating expenses, the decline in sales and lower gross margins during the quarter led to an increase in our operating loss in 2016. We continue to implement measures to preserve our ability to operate, including organizational changes and reductions in personnel.  In addition, as described below, certain of our employees continue to defer a portion of their cash compensation.

We continue to address our liquidity and working capital issues through the utilization of the borrowing agreement with the Company’s Chairman. During the quarter ended March 31, 2016 we borrowed an additional $400,075 from him, and at March 31, 2016 we owed our Chairman $12,324,692 which represented approximately 85% of our total liabilities. Subsequent to March 31, 2016, he has advanced an additional $200,025 in working capital funding. While he has continued to fund our working capital needs and extend the due date of the $6.1 million credit agreement, he is under no contractual obligation to do so and there are no assurances he will continue to make funds available to us or extend the due date of the obligations.  We also owe certain of our employees $1,632,228 in deferred cash compensation at March 31, 2016, which represents 75% of our current liabilities on that date.  Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and two other employees, have elected to defer a portion of the compensation due them to assist us in managing our cash flow and working capital needs.  As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. We do not have the funds to pay these amounts in entirety, and any demand by these officers and employees for full payment would reduce the amount of funds we have available for our operations.  We could be required to pay these obligations at a time when it is disadvantageous for us, and could result in our inability to satisfy our other obligations as they become due.

If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to borrow or raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2016. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In the event we are unable to secure needed capital, it is possible that stockholders could lose their entire investment in our company.

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

Results of Operations for the Three-months Ended March 31, 2016 Compared to the Three-months Ended March 31, 2015

Net Sales

Net sales decreased 38% in the first quarter of 2016 as compared to the first quarter of 2015 due to a number of customers that have purchased and we believe will purchase again, the larger product models, and who have been negatively impacted by the downturn in oil prices.  In addition, we had experienced congestion at a major port of entry, causing a delay in shipment of product to a customer until April 2016. These customers in our targeted markets effected by the downturn in oil prices may have either postponed ordering additional systems until oil pricing begins to stabilize and again rise, or have temporarily interrupted production on their end, slowing replacement filter sales.  However, as our net sales have generally been declining quarter over quarter since 2015, there are no assurances that we will ever return our net sales to earlier levels even if oil prices begin rising to 2014 and earlier levels.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased by 10%, from 38% in the first quarter of 2015 to 28% in the first quarter of 2016 due to reduced sales that resulted in increased overhead allocations. We continue to review cost of materials increases, some of which were passed through to our customers as product price increases in the past few years.

Total Operating Costs

Our total operating costs declined 3% in the first quarter of 2016 from the comparable period in 2015 primarily as a result of a decrease in selling and administrative costs.

Salaries and wages increased 5% from the first quarter of 2015. compared to the period ended March 31, 2016. The increase was attributable to a new hire in the first quarter of 2016.

Selling and administrative expenses remained constant between March 31, 2016 and 2015. The following table sets forth the components of selling and administrative expenses:

	Three Months Ended March 31, (unaudited)
	2016	2015	Change
Employee Benefits and Payroll Processing	$37,359	$44,836	$(7,477)
Travel and Marketing	35,665	24,708	10,957
Depreciation and Amortization	4,843	6,035	(1,192)
Engineering	(877)	(7,134)	6,257
Professional Fees	75,915	56,536	19,379
Investor Relations	—	43,258	(43,258)
Occupancy Expense	25,827	24,744	1,083
Patent Expense	9,113	25,765	(16,652)
Stock Compensation	1,294	1,503	(209)
Other Expenses	24,138	18,837	5,301

Total	$213,277	$239,088	$(25,811)

The decrease in employee benefits resulted from the impact of vested employee stock option expenses. Travel and marketing expenses increased due to extended travel as a result of helping to roll out Puradyn product to individual DNOW locations and provide product introduction to several of its customers. Professional fees increased as a result of stock compensation issued to a consultant which was partially offset by reduced IT and accounting consulting services. The decrease in investor relations was due to our suspension of a service agreement with an outside public relations firm in 2015. The decrease in patent expense was due to expiration of several patents. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses. We anticipate that our selling and administration expenses will remain at the same level in 2016 as for the full year 2015.

Interest Expense

Interest expense increased 28% for the period ending March 31, 2016 as compared to the period ending March 31, 2015 primarily due to higher borrowings and an increase in the weighted average interest rate. The Company pays interest monthly on the Chairman note at the LIBOR Daily Floating Rate plus 1.4%, which was a weighted average of 2.81% as of March 31, 2016 as compared to 2.74% as of March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, the Company had cash of $84,132, as compared to $34,471 at December 31, 2015. At March 31, 2016, we had negative working capital of $997,948 and our current ratio (current assets to current liabilities) was 0.554 to 1.  At December 31, 2015, we had negative working capital of $1,016,765 and our current ratio was 0.49 to 1. The decrease in working capital deficit and increase in current ratio is primarily attributable to the increase in cash, offset by decreased inventory and increases in accounts payable and deferred compensation.

We have incurred net losses each year since inception and at March 31, 2016 we had an accumulated deficit of $60,305,024. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During the three months ended March 31, 2016 we raised an additional $400,075 from stockholder loans and from another member of the Board of Directors, totaling $25,000. During the three months ended March 31, 2015, we raised $400,075 from stockholder loans.  As of March 31, 2016, we owe our Chairman $12,324,692 for funds advanced to us over time to fund working capital needs, and we borrowed an additional $200,025 from him to date in the second quarter of 2016.  Interest expense on our loans was $85,530 for the three months ended March 31, 2016.

Cash Flows

Operating activities

For the three-month period ended March 31, 2016 net cash used in operating activities was $350,265, which primarily resulted from the net loss, after taxes, of $415,057, as found in the Condensed Unaudited Statement of Operations.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $121,545 and decreased inventory of $27,931 as a result of reduced orders. These amounts were partially offset by a decrease in prepaid expenses of $39,443 , increased accounts payable of $117,103, and increased deferred compensation of $22,643.  For the three-month period ended March 31, 2015 net cash used in operating activities was $204,392, which primarily resulted from the net loss, after taxes, of $265,983, as found in the Condensed Unaudited Statement of Operations.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $26,367 and increased inventory of $149,930 as a result of purchases related to our new MTS product line. These amounts were partially offset by a decrease in prepaid expenses of $41,296 as well as reduced accounts receivable of $26,367, increased accounts payable of $93,828, and increased deferred compensation of $50,353.

Investing activities

For the three months ending March 31, 2016, $24,210 was used in investing activities for the purchase of software and capitalized patent costs. For the three months ending March 31, 2015, $34,024 was used in investing activities for the purchase of software and capitalized patent costs.

Financing activities

Net cash provided by financing activities was 424,136 for the three months ended March 31, 2016, which was composed of $400,075 in loans from our stockholders as described above,  an unsecured loan from a member of  the Board of Directors, totaling $25,000 which was partially offset by $939 in payments of capital lease obligations.Net cash provided by financing activities was $398,824 for the three months ended March 31, 2015, which was composed of $400,075 in loans from our stockholders as described above, offset by $1,251 in payments of capital lease obligations.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO, and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II.   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, except as previously reported.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

4.6	Common Stock Purchase Warrant Dated March 7, 2016 issued to Rainerio Reyes *
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of principal financial officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

———————

*

filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: May 13, 2016	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: May 13, 2016	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer