Form 10-Q
period 2016-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2016-08-11
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016
or

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

☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  48,683,135 shares of common stock are issued and outstanding as of August 11, 2016.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern;

•

our ability to generate net sales in an amount to pay our operating expenses;

•

our need for additional financing and uncertainties related to our ability to obtain these funds;

•

our ability to repay the outstanding debt of $12,839,000 at August 11, 2016 due our Chairman and CEO, and the possibility he may not continue to advance funds to us;

•

our reliance on sales to a limited number of customers;

•

our dependence on a limited number of distributors;

•

our ability to compete;

•

our ability to protect our intellectual property; and

•

the application of penny stock rules to the trading in our stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review our Annual Report on Form 10-K for the year ended December 31, 2015 including the risks described in Part I. Item 1A. Risk Factors and this report together with our subsequent filings with the Securities and Exchange Commission in their entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$51,028	$34,471
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	160,945	116,425
Inventories, net	719,857	817,437
Prepaid expenses and other current assets	116,570	23,594
Total current assets	1,048,400	991,927

Property and equipment, net	51,639	61,919
Other noncurrent assets	467,640	374,720
Total assets	$1,567,679	$1,428,566

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$73,090	$73,844
Accrued liabilities	347,429	321,508
Current portion of capital lease obligation	3,755	3,755
Deferred compensation	1,595,306	1,609,585
Notes Payable - stockholders	25,000	—
Total current liabilities	2,044,580	2,008,692

Capital lease obligation, less current portion	5,320	7,198
Notes Payable - stockholders	12,688,529	11,924,617
Total Long Term Liabilities	12,693,849	11,931,815
Total Liabilities	14,738,429	13,940,507

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 48,683,135 and 48,683,135, respectively	48,683	48,683
Additional paid-in capital	47,392,505	47,329,344
Accumulated deficit	(60,611,938)	(59,889,968)
Total stockholders’ deficit	(13,170,750)	(12,511,941)
Total liabilities and stockholders’ deficit	$1,567,679	$1,428,566

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net sales	$578,688	$519,700	$1,016,874	$1,226,329
Cost of products sold	419,095	369,906	735,915	810,929
Gross Profit	159,593	149,794	280,959	415,400

Costs and expenses:
Salaries and wages	217,075	207,455	454,366	433,057
Selling and administrative	159,859	192,592	373,135	431,680
Total operating costs	376,934	400,047	827,501	864,737
Loss from operations	(217,341)	(250,253)	(546,542)	(449,337)

Other income (expense):
Interest expense	(89,572)	(71,906)	(175,428)	(138,805)
Total other expense, net	(89,572)	(71,906)	(175,428)	(138,805)
Loss before income taxes	(306,913)	(322,159)	(721,970)	(588,142)
Income tax expense	—	—	—	—

Net loss	$(306,913)	$(322,159)	$(721,970)	$(588,142)

Basic and diluted loss per common share	$(.01)	$(.01)	$(.01)	$(.01)

Weighted average common shares outstanding (basic and diluted)	48,683,135	48,683,135	48,683,135	48,683,135

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2016	2015
Operating activities
Net loss	$(721,970)	$(588,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,238	21,456
Provision for slow moving inventory	2,950	912
Loss on disposal of fixed asset	—	4,322
Gain on extinguishment of lease	—	(3,307)
Compensation expense on stock-based arrangements with employees and consultants	63,161	81,992
Changes in operating assets and liabilities:
Accounts receivable	(44,520)	(37,498)
Inventories	94,630	(184,290)
Prepaid expenses and other current assets	(92,976)	(3,794)
Accounts payable	(756)	(26,192)
Deferred compensation	(14,279)	45,889
Accrued liabilities	25,921	4,552
Net cash used in operating activities	(668,601)	(684,100)

Investing activities
Capitalized patent costs	(100,174)	(26,749)
Purchases of property and equipment	(1,702)	(20,735)
Net cash used in investing activities	(101,876)	(47,484)

Financing activities
Proceeds from issuance of notes payable to stockholders	763,912	800,150
Proceeds from Stockholder loan	25,000	—
Payment of capital lease obligations	(1,878)	(2,162)
Net cash provided by financing activities	787,034	797,988

Net increase / (decrease) in cash	16,557	66,404
Cash at beginning of period	34,471	53,288
Cash at end of period	$51,028	$119,692

Supplemental cash flow information:
Cash paid for interest	$169,323	$132,391
Assets acquired from capital lease	$—	$15,020

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2016 and December 31, 2015, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of June 30, 2016 and December 31, 2015, respectively, because of their short-term natures.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the six months ended June 30, 2016, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the six -months ended June 30, 2016:

Balance as of December 31, 2015	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of June 30, 2016 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three and six months ended June, 2016 and 2015, advertising costs incurred by the Company totaled approximately $301 and $761, $1,115 and $0, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Research and Development

Research and development costs are expensed as incurred. During the three and six months ended June 30, 2016 and 2015, research and development costs incurred by the Company totaled $0, $2,809, and $2,113 and $4,223, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2015 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements for the three and six months ended June 30, 2016.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At June 30, 2016 and December 31, 2015, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 14 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share were 5,251,196 and 5,187,135 for the six months ended June 30, 2016 and 2015, respectively.

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

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception through June 30, 2016 of $60,611,938, has a working capital deficit of $996,180 and $1,016,765 at June 30, 2016 and December 31, 2015, respectively.  The Company used net cash in operations of $668,601 and $684,100 during the six-months ended June 30, 2016 and 2015, respectively. As a result, the Company has had to rely principally on stockholder loans to fund its activities to date.

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

3.

Inventories

Inventories consisted of the following at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
	(Unaudited)
Raw materials	$120,003	$1,145,452
Finished goods	1,090,279	159,460
Valuation allowance	(490,425)	(487,475)
Inventory, net	$719,857	$817,437

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4.

Prepaid Expenses and Other Current Assets

At June 30, 2016 and December 31, 2015, prepaid expenses and other current assets consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Prepaid expenses	$59,045	$23,594
Deposits	57,525	—
	$116,570	$23,594

5.

Property and Equipment

At June 30, 2016 and December 31, 2015, property and equipment consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Machinery and equipment	$1,045,217	$1,045,217
Furniture and fixtures	56,558	56,558
Leasehold improvements	129,722	129,722
Software and website development	88,842	88,842
Computer hardware and software	151,771	150,069
	1,472,110	1,470,408
Less accumulated depreciation and amortization	(1,420,471)	(1,408,489)
	$51,639	$61,919

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2016 and 2015 is $5,741 and $11,982, and $7,159 and $14,938, respectively.

6.

Patents

Included in other assets at June 30, 2016 and December 31, 2015 are capitalized patent costs as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)
Patent costs	$472,584	$372,411
Less accumulated amortization	(40,764)	(33,512)
	$431,820	$338,899

Amortization expense for the three and six months ended June 30, 2016 and 2015 amounted to $3,394, $7,252, and $3,328 and $6,508, respectively.

7.

Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of June 30, 2016, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the current lease amount to $967,477.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2015 the Company entered into a capital lease for office equipment in the amount of $15,020.

8.

Accrued Liabilities

At June 30, 2016 and December 31, 2015, accrued liabilities consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Accrued vacation and benefits	$66,593	$64,844
Accrued expenses relating to vendors and others	152,921	133,646
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	75,082	69,419
Deferred rent	32,833	33,599
	$347,429	$321,508

9.

Deferred Compensation

Deferred compensation represents amounts owed to four employees for salary. At there is no written agreement with these employees which memorializes the terms of the salary deferral, only a voluntary election to do so. It is possible that the employees could demand payment in full at any time. As of June 30, 2016 and December 31, 2015 the Company recorded deferred compensation of $1,595,306 and $1,609,585, respectively.

10.

Notes Payable to Stockholders – Related Party

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and Chief Executive Officer, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.83% per annum at June 30, 2016), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006 and through February 2012, the maturity date for the agreement was extended annually from December 31, 2007 to the agreements current maturity date of December 31, 2017. Refer to Note 13.

At June 30, 2016 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus additional advances of $6,588,529. At December 31, 2015 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $5,824,614.

Additionally, the Company has an unsecured loan outstanding from a member of the board of directors who is also a significant stockholder, totaling $25,000. The note bears interest at a rate of 5% per annum and is due January 7, 2017. Accrued interest at June 30, 2016 was $606.

During the three and six months ended June 30, 2016 and 2015, the Company incurred interest expense of $88,850 and $174,380, and $70,615 and $137,171, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $312 and $606 for the three and six months ended June 30, 2016 related to the loan from one if its other Board members. These amounts, in addition to interest expense of $575 and $606 for the three and six months ended June 30, 2016 and 2015, respectively, related to capital lease obligations, financing and loans from a stockholder.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

11.

Commitments and Contingencies

Agreements

On March 7, 2016, the Company entered into an Advisory Agreement for duration of six months with an outside consultant, who is also a stockholder.  We issued the consultant five year warrants to purchase 350,000 shares of the Company's common stock with an exercise price of $0.05 per share.  These warrants vested immediately.

On October 1, 2014, the Company entered into a one-year agreement with Catalyst Global LLC to provide services rendered as investor relations consultant for the Company. As compensation for their services, Catalyst receives a monthly service fee of $4,000 in addition to warrants to purchase 635,000 shares of common stock exercisable at $0.25 per share, which warrants vest in lots of 52,917 warrants per month. Either party may terminate the agreement with 30 days’ notice. The Company suspended the agreement on May 31, 2015 with plans to resume at a later date, however, no firm date of reinstatement has been specified.

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

12.

Stock Options and Warrants

For the three and six months ended June 30, 2016 and June 30, 2015, respectively, the Company recorded non-cash stock-based compensation expense of $14,313 and $63,161, and $33,588, and $81,992, respectively, relating to employee stock options and warrants issued for consulting services.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at June 30, 2016 and 2015 for the options is $91,228 and $163,571, respectively, and will be recognized through June 30, 2019.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s stock option plans as of June 30, 2016, and changes during the six month period then ended is presented below:

	Six Months Ended June 30, 2016
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2015	3,858,000	$0.22
Options granted	20,000	0.04
Options exercised	—	—
Options forfeited	(37,500)	0.17
Options expired	—	—
Options at end of period	3,840,500	0.21
Options exercisable at June 30, 2016	3,110,493	0.22

Changes in the Company’s nonvested options for the six months ended June 30, 2016 are summarized as follows:

	Six Months Ended June 30, 2016
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2015	1,006,667	$0.17
Granted	20,000	.04
Vested	(259,160)	0.16
Forfeited	(37,500)	.17
Nonvested options at June 30, 2016	730,007	$.0.22

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.16 – $0.34	3,840,500	4.8	$0.21	3,110,493	$0.22
Totals	3,840,500	4.8	$0.21	3,110,493	$0.22

A summary of the Company’s warrant activity as of June 30, 2016 and changes during the six-month period then ended is presented below:

	Six months ended June 30, 2016
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2015	1,099,915	$0.32
Granted	350,000	0.05
Expired	(39,219)	0.50
Warrants outstanding at June 30, 2016	1,410,696	$0.25

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.25 - $0.50	1,410,696	2.7	$0.25
Totals	1,410,696	2.7	$0.25

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

13.

Related Party Transactions

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and Chief Executive Officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.828% per annum at June 30, 2016), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to the agreements current maturity date of December 31, 2017.

At June 30, 2016 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $6,558,529. At December 31, 2015 the Company had drawn the full funding amount under the initial agreement of $6.1 million plus an additional $5,824,614.

On January 6, 2016 the Company entered into an unsecured loan outstanding from another member of the Board of Directors, totaling $25,000. The note bears interest at a rate of 5% per annum and is due January 7, 2017. Accrued interest at June 30, 2016 was $606.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of three and six months ended June 30, 2016 and 2015, we paid Boxwood Associates, Inc. $6,000 and $12,000, respectively under this agreement. A member of our board of directors is President of Boxwood Associates, Inc.

14.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by three customers at June 30, 2016 whose balances each represented approximately 36%, 23%  and 11%, for a total of 70% of total accounts receivables. There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2015 whose balances each represented approximately 47%, and 32%, for a total of 77% of total accounts receivables. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

15.

Subsequent Events

From July 1, 2016 through August 11, 2016, the Company received additional loans in the amount of $150,000 from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a global distribution network that will sell, install and support our product. In the second quarter of 2016, there were a total of 48 distributors, including their branch outlets and dealers that sold the Puradyn system in the U.S. and internationally.

DistributionNow (DNOW) recently joined the Puradyn distributor network and now provides the potential to consistently support our product on a global basis, with 300 locations worldwide.  The addition of DNOW as our new distributor for the industries they serve increases our worldwide coverage and brings immediate name recognition of quality products and dedication to customer service.  The majority of our sales to DNOW are through its main distribution center located in the southwest U.S.  The initial rollout of the product has been extremely encouraging and these opportunities have led to new orders and evaluations in 2016.

Sales of the Company’s products, the Puradyn® bypass oil filtration system and replaceable filter elements, depend principally upon end user demand for such products.  Developing market acceptance for the Company’s existing and new products requires substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers of the benefits and cost advantages of its products. We continue to market our product and its benefits through direct contact efforts with our distributors, direct customers, and original equipment manufacturers.

Our marketing efforts target industries and potential customers willing to consider innovative methods to protect their high-value engine assets, to reduce oil maintenance costs, to reduce engine overhaul costs and to reduce engine downtime.  We believe that these businesses are searching for new and progressive ways to better maintain their equipment using bypass oil filtration. While this is a long-term and ongoing process, we believe we have achieved a degree of product acceptance based on the expansion of existing strategic relationships we have with Nabors Industries, Inc., Scandrill, Inc., and other end-users and distributors, including:

•

Over the past year we have been developing a hydraulic filtration system which can handle hydraulic power units with volumes ranging from 88 gal. (333.1 L) to 1,200 gal. (4,542.5 L).  With lab and field testing behind us, we are now introducing these systems to our existing and potential customers.  It is too early in the process to know whether or not sales of the hydraulic system will be significant, however, we are encouraged by the interest received and the fact a limited number of systems have been purchased.

•

Evaluations begun in 2015 in Africa, Asia, Europe, and South America are still currently underway with commercial marine, construction, transportation, and mining applications.

Our revenues historically have not been sufficient to fund our operating expenses.  During the second quarter of 2016 and the six months then ended we maintained our total operating expenses at approximate 2015 levels. We continue to implement measures to preserve our ability to operate, including organizational changes and reductions in personnel.  In addition, as described below, certain key employees continue to defer a portion of their cash compensation in an effort to conserve our cash resources.

We continue to address our liquidity and working capital issues through the utilization of the borrowing agreement with the Company’s Chairman. During the period ended June 30, 2016 we borrowed an additional $763,912 from him, and at June 30, 2016 we owed our Chairman $12,688,529 which represented approximately 86% of our total liabilities. Subsequent to June 30, 2016, he has advanced an additional $150,000 in working capital funding. This loan, which is unsecured, matures on December 31, 2017 and we do not presently have sufficient funds to repay this obligation.  While he has continued to fund our working capital needs and extend the due date of the $6.1 million credit agreement, he is under no contractual obligation to do so and there are no assurances he will continue to make funds available to us or extend the due date of the obligations.

We also owe certain of our employees $1,595,306 in deferred cash compensation at June 30, 2016, which represents 78% of our current liabilities on that date.  Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and two other employees have deferred a portion of the compensation due them to assist us in managing our cash flow and working capital needs.  As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible the employees could demand payment in full at any time. We do not have the funds to pay these amounts in entirety, and any demand by these officers and employees for full payment would reduce the amount of funds we have available for our operations.  We could be required to pay these obligations at a time when it is disadvantageous for us, and could result in our inability to satisfy our other obligations as they become due.

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

Results of Operations for the Three-months Ended June 30, 2016 Compared to the Three-months Ended June 30, 2015

Net Sales

Net sales increased 11% in the second quarter of 2016 as compared to the second quarter of 2015 due to a number of customers who purchased the larger product models. We believe certain of our customers and potential customers in targeted markets continue to internally adapt to volatile oil prices and are reluctant to enter into new purchases or evaluations until a certain measure of stability is achieved.  Despite a recent, mild stabilization of oil prices that has brought a modest increase in new unit sales, our net revenues have been declining since 2014 and there are no assurances the increase in sales in the second quarter of 2016 will continue during the balance of 2016 or that we will ever return our net sales to earlier levels, even if oil prices begin rising to 2014 and earlier levels.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased slightly by 1%; from 29% in the second quarter of 2015 to 28% in the second quarter of 2016.  We continue to review cost of materials increases, some of which were passed through to our customers as product price increases in the past few years.

Total Operating Costs

Our total operating costs declined 6% in the second quarter of 2016 from the comparable period in 2015 primarily as a result of the suspension of a service agreement with an outside investor relations media firm and reduced professional fees which were partially offset by increases in salaries and wages.

Salaries and wages increased 4% in the second quarter of 2016 as compared to the second quarter of 2015. The increase was attributable to a new hire in the first quarter of 2016.

Selling and administrative expenses decreased 17% for the second quarter of 2016 from the comparable period in 2015. The following table sets forth the components of selling and administrative expenses:

	Three Months Ended June 30, (unaudited)
	2016	2015	Change
Employee Benefits & Payroll Processing	$33,843	$32,135	$1,708
Travel & Marketing	25,698	27,029	(1,331)
Depreciation & Amortization	4,454	5,555	(1,101)
Engineering	1,751	(2,238)	3,989
Professional Fees	34,380	38,778	(4,398)
Investor Relations	—	26,552	(26,552)
Occupancy Expense	27,223	26,598	625
Patent Expense	9,696	9,029	667
Stock Compensation	1,296	1,503	(207)
Bad Debts	—	256	(256)
Other Expenses	21,518	27,395	(5,877)

Total	$159,859	$192,592	$(32,733)

The slight increase in employee benefits resulted from the impact of vested employee stock option expenses. Travel and marketing expenses decreased due to reduced travel. Our allocation of costs to engineering has decreased as the company has reduced engineering staff.  Investor relations expenses decreased due to termination of a service agreement with an outside investor relations media firm, which was suspended in May 2015.  Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses. We anticipate that our selling and administration expenses for the full year 2016 will remain at the same level as for the full year 2015.

Interest Expense

Interest expense increased 25% for the three months ended June 30, 2016 as compared to the three month period ended June 30, 2015 primarily due to higher borrowings.

Results of Operations for the Six-months Ended June 30, 2016 Compared to the Six-months Ended June 30, 2015

Net Sales

Net sales decreased 17% during the six months ended June 30, 2016 as compared to six months ended June 30, 2015 due to certain customers that had purchased the larger product models and who continue to postpone ordering additional systems until oil pricing begins to stabilize and their companies resume production. We believe certain of our customers and potential customers in targeted markets continue to internally adapt to volatile oil prices and are reluctant to enter into new purchases or evaluations until a certain measure of stability is achieved.  Our net revenues have been declining since 2014 and there are no assurances the increase in sales in the second quarter of 2016 will continue during the balance of 2016 or that we will ever return our net sales to earlier levels, even if oil prices begin rising to 2014 and earlier levels.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased by 6%, from 34% in the six months ended June 30, of 2015 to 28% in the six months ended June 30, 2016.  The decrease is attributable to reduced sales that resulted in increased overhead allocations.

Total Operating Costs

Our total operating costs declined 4% in the six months ended June 30, 2016 from the comparable period in 2015.

Salaries and wages increased 5% from six months ended June 30, 2015 compared to June 30, 2016.  The increase was attributable to a new hire in the first quarter of 2016.

Selling and administrative expenses declined by 13% for the six months ended June 30, 2016 from the comparable period in 2015. The following table sets forth the components of selling and administrative expenses:

	Six Months Ended June 30, (unaudited)
	2016	2015	Change
Employee Benefits & Payroll Processing	$71,302	$76,971	$(5,769)
Travel & Marketing	61,363	51,737	9,626
Depreciation & Amortization	9,297	11,590	(2,293)
Engineering	874	(9,372)	10,246
Professional Fees	110,295	95,314	14,981
Investor Relations	—	69,810	(69,810)
Occupancy Expense	53,050	51,342	1,708
Patent Expense	18,809	34,794	(15,985)
Stock Compensation	2,590	3,007	(417)
Bad Debts	—	256	(256)
Other Expenses	45,655	46,231	(576)

Total	$373,135	$431,680	$(58,545)

The decrease in employee benefits resulted from the impact of vested employee stock option expenses. Travel and marketing expenses increased due to increased travel. Our allocation of costs to engineering has decreased as the company has reduced engineering staff. Investor relations expenses decreased due to termination of a service agreement with an outside investor relations media firm, which was suspended in May 2015. The decrease in patent costs was due to certain patent annuities reaching full-term in 2016 against additional patent filings associated with our MTS and future products filed in 2015.  Professional fees increased primarily due to the expense associated with issuance of warrants to a consultant. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses.

Interest Expense

Interest expense increased 26% for the six month period ending June 30, 2016 as compared to the six month period ending June 30, 2015 primarily due to higher borrowings.

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash of $51,028, as compared to $34,471 at December 31, 2015. At June 30, 2016, we had negative working capital of ($996,180) and our current ratio (current assets to current liabilities) was 0.51 to 1.  At December 31, 2015 we had negative working capital of ($1,016,765) and our current ratio was 0.49 to 1. The decrease in working capital deficit and increase in current ratio is primarily attributable to the increase in cash, accounts receivable prepaid and other current expenses, offset by a decrease in inventories and deferred compensation and an increase in accrued liabilities and notes payable - stockholder.

We have incurred net losses each year since inception and at June 30, 2016 we had an accumulated deficit of $60,611,938. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on loans from related parties to fund our operations. During the six months ended June 30, 2016 we raised an additional $763,912 from stockholder loans and $25,000 from another member of the Board of Directors. Interest expense on our loans was $175,428 for the six months ended June 30, 2016.

Cash Flows

Operating activities

For the six month period ended June 30, 2016 net cash used in operating activities was $668,601, which primarily resulted from the net loss, after taxes, of $721,970, as found in the Condensed Statement of Operations.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $44,520 and, an increase in prepaid expenses of $92,976, increased deferred compensation of $14,279, increased accrued liabilities of $25,921 and reduced accounts payable of $756. The amounts were partially offset by decreased inventory of $94,630 as a result of slower than expected sales.

For the six month period ended June 30, 2015 net cash used in operating activities was $684,100, which primarily resulted from the net loss, after taxes, of $588,142, as found in the Condensed Statement of Operations. In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $37,498 and increased inventory of $184,290 as a result of purchases related to our new MTS product line, an increase in prepaid expenses of $3,794, as well as reduced accounts payable of $26,192. The amounts were partially offset by increased deferred compensation of $45,889 and increased accrued liabilities of $4,552.

Investing activities

For the six months ending June 30, 2016, $101,876 was used in investing activities for the purchase of software and capitalized patent costs. For the six months ending June 30, 2015, $47,484 was used in investing activities for the purchase of software and capitalized patent costs.

Financing activities

Net cash provided by financing activities was $787,034 for the six months ended June 30, 2016, which was composed of $763,912 in loans from our stockholders as described above, an unsecured loan from a member of the Board of Directors, totaling $25,000 which was partially offset by $1,878 in payments of capital lease obligations. Net cash provided by financing activities was $797,988 for the six months ended June 30, 2015, which was composed of $800,150 in loans from our stockholders as described above, offset by $2,162 in payments of capital lease obligations.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO, and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: August 11, 2016	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: August 11, 2016	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer