Form 10-Q
period 2016-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2016-11-14
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016
or

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

☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 48,683,135 shares of common stock are issued and outstanding as of November 10, 2016.

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

•

our ability to repay the outstanding debt of $7,030,945 at November 14, 2016 due our Chairman and CEO, and the possibility he may not continue to advance funds to us

•

our reliance on sales to a limited number of customers;

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$18,738	$34,471
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	255,637	116,425
Inventories, net	742,643	817,437
Prepaid expenses and other current assets	42,605	23,594
Total current assets	1,059,623	991,927

Property and equipment, net	47,736	61,919
Other noncurrent assets	467,152	374,720
Total assets	$1,574,511	$1,428,566

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$111,936	$73,844
Accrued liabilities	343,850	321,508
Current portion of capital lease obligation	3,755	3,755
Deferred compensation	1,576,542	1,609,585
Notes Payable - stockholders	25,000	—
Total current liabilities	2,061,083	2,008,692

Capital lease obligation, less current portion	4,382	7,198
Notes Payable - stockholders	13,038,529	11,924,617
Total Long Term Liabilities	13,042,911	11,931,815
Total Liabilities	15,103,994	13,940,507

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 48,683,135 and 48,683,135, respectively	48,683	48,683
Additional paid-in capital	47,410,205	47,329,344
Accumulated deficit	(60,988,371)	(59,889,968)
Total stockholders’ deficit	(13,529,483)	(12,511,941)
Total liabilities and stockholders’ deficit	$1,574,511	$1,428,566

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Net sales	$438,263	$413,359	$1,455,137	$1,639,688
Cost of products sold	341,618	323,452	1,077,533	1,134,381
Gross profit	96,645	89,907	377,604	505,307

Costs and expenses:
Salaries and wages	217,998	227,711	672,364	660,768
Selling and administrative	160,646	172,422	533,781	604,102
Total operating costs	378,644	400,133	1,206,145	1,264,870
Loss from operations	(281,999)	(310,226)	(828,541)	(759,563)

Other income (expense):
Interest expense	(94,434)	(76,297)	(269,862)	(215,102)
Total other expense, net	(94,434)	(76,297)	(269,862)	(215,102)
Loss before income taxes	(376,433)	(386,523)	(1,098,403)	(974,665)
Income tax expense	—	—	—	—

Net loss	$(376,433)	$(386,523)	$(1,098,403)	$(974,665)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	48,683,135	48,683,135	48,683,135	48,683,135

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2016	2015
Operating activities
Net loss	$(1,098,403)	$(974,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,013	31,658
Provision for slow moving inventory	2,950	912
Loss on disposal of fixed asset	—	4,322
Gain on extinguishment of lease	—	(3,307)
Compensation expense on stock-based arrangements with employees and consultants	80,861	100,798
Changes in operating assets and liabilities:
Accounts receivable	(139,212)	39,355
Inventories	71,844	(213,220)
Prepaid expenses and other current assets	(19,011)	21,645
Accounts payable	38,092	(10,017)
Deferred compensation	(33,043)	92,004
Accrued liabilities	22,342	11,514
Net cash used in operating activities	(1,045,567)	(899,001)

Investing activities
Capitalized patent costs	(103,082)	(29,722)
Purchases of property and equipment	(3,180)	(21,919)
Net cash used in investing activities	(106,262)	(51,641)

Financing activities
Proceeds from issuance of notes payable to stockholders	1,113,912	1,000,175
Proceeds from Stockholder loan	25,000	—
Payment of capital lease obligations	(2,816)	(3,101)
Net cash provided by financing activities	1,136,096	997,074

Net (decrease ) /increase / in cash	(15,733)	46,432
Cash at beginning of period	34,471	53,288
Cash at end of period	$18,738	$99,720

Supplemental cash flow information:
Cash paid for interest	$258,356	$205,951
Assets acquired from capital lease	$—	$15,020

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2016 and December 31, 2015, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of September 30, 2016 and December 31, 2015, respectively, because of their short-term natures.

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

Patents

Patents are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the patents. The estimated useful lives of patents are 17 to 20 years. Upon retirement, the cost and related accumulated amortization are eliminated from their respective accounts, and the resulting gain or loss is included in results of operations.

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the nine months ended September 30, 2016, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the nine -months ended September 30, 2016:

Balance as of December 31, 2015	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of September 30, 2016 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three and nine months ended September 30, 2016 and 2015, advertising costs incurred by the Company totaled approximately $0, $761, $318, and $1,433, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Research and Development

Research and development costs are expensed as incurred. During the three and nine months ended September 30, 2016 and 2015, research and development costs incurred by the Company totaled $4,766, $7,575, $1,647, and $5,870, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2015 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements for the three and nine months ended September 30, 2016.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At September 30, 2016 and December 31, 2015, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 14 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share were 5,241,196 and 4,970,415 for the  nine months ended September 30, 2016 and 2015, respectively.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $1,045,567 and $899,001 during the nine-months ended September 30, 2016 and 2015, respectively. As a result, the Company has had to rely principally on stockholder loans to fund its activities to date. The principal stockholder has recently advised the Company that he does not expect to continue to provide working capital advances to the Company at historic levels.  If the Company does not raise funds as needed, or if the principal stockholder should discontinue his practice of advancing funds, the Company’s existing business and operations will be in jeopardy.

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

3.

Inventories

Inventories consisted of the following at September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
	(Unaudited)
Raw materials	$1,090,064	$1,145,452
Finished goods	143,004	159,460
Valuation allowance	(490,425)	(487,475)
Inventory, net	$742,643	$817,437

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4.

Prepaid Expenses and Other Current Assets

At September 30, 2016 and December 31, 2015, prepaid expenses and other current assets consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Prepaid expenses	$42,605	$23,594
	$42,605	$23,594

5.

Property and Equipment

At September 30, 2016 and December 31, 2015, property and equipment consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Machinery and equipment	$1,045,217	$1,045,217
Furniture and fixtures	56,558	56,558
Leasehold improvements	129,722	129,722
Software and website development	88,842	88,842
Computer hardware and software	153,249	150,069
	1,473,588	1,470,408
Less accumulated depreciation and amortization	(1,425,852)	(1,408,489)
	$47,736	$61,919

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2016 and 2015 is $5,381, $17,363, $6,491, and $21,899, respectively.

6.

Patents

Included in other assets at September 30, 2016 and December 31, 2015 are capitalized patent costs as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)
Patent costs	$475,492	$372,411
Less accumulated amortization	(44,159)	(33,512)
	$431,333	$338,899

Amortization expense for the three and nine months ended September 30, 2016 and 2015 amounted to $3,395, $10,647, $3,251, and $9,759, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

7.

Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of September 30, 2016, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the current lease amount to $461,116.

8.

Accrued Liabilities

At September 30, 2016 and December 31, 2015, accrued liabilities consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Accrued vacation and benefits	$61,586	$64,844
Accrued expenses relating to vendors and others	150,456	133,646
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	80,123	69,419
Deferred rent	31,685	33,599
	$343,850	$321,508

9.

Deferred Compensation

Deferred compensation represents amounts owed to four employees for salary. As there is no written agreement with these employees which memorializes the terms of the salary deferral, only a voluntary election to do so. It is possible that one or more of the employees could demand payment in full at any time. As of September 30, 2016 and December 31, 2015 the Company recorded deferred compensation of $1,576,542 and $1,609,585, respectively.

10.

Notes Payable to Stockholders – Related Party

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and Chief Executive Officer, to initially fund up to $2.5 million.  In March 2003 the Company and its Chairman and CEO entered into a second funding commitment pursuant to which he agreed to fund up to an additional $3 million which was subsequently increased to $3.5 million.  Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.86% per annum at September 30, 2016), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006 and through February 2012, the maturity date for the agreements were extended annually from December 31, 2007 to the agreements current maturity date of December 31, 2017. Refer to Note 13.

At September 30, 2016, the Company had drawn the full funding amount under the agreements of $6.0 million plus additional advances of $7,038,529. At December 31, 2015 the Company had drawn the full funding amount under the initial agreements of $6.0 million plus an additional $5,924,614. Additionally, the Company has an unsecured loan outstanding from a member of the board of directors who is also a significant stockholder, totaling $25,000. The note bears interest at a rate of 5% per annum and is due January 7, 2017. Accrued interest at September 30, 2016 was $80,123.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and nine months ended September 30, 2016 and 2015, the Company incurred interest expense of $93,759, $268,139, $75,606, and $213,324, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $315 and $921 for the three and nine months ended September 30, 2016 related to the loan from one if its other Board members. These amounts, in addition to interest expense of $364, $802, $376 and $838 for the three and nine months ended September 30, 2016 and 2015, respectively, related to capital lease obligations, financing and loans from a stockholder.

11.

Commitments and Contingencies

Agreements

On March 7, 2016, the Company entered into an Advisory Agreement for duration of six months with an outside consultant, who is also a stockholder.  We issued the consultant five year warrants to purchase 350,000 shares of the Company's common stock with an exercise price of $0.05 per share.  These warrants vested immediately.

On October 1, 2014, the Company entered into a one-year agreement with Catalyst Global LLC to provide services as an investor relations consultant for the Company. As compensation for their services, Catalyst receives a monthly service fee of $4,000 in addition to warrants to purchase 635,000 shares of common stock exercisable at $0.25 per share, which warrants vest in tranches of 52,917 warrants per month. Either party may terminate the agreement with 30 days’ notice. The Company suspended the agreement on May 31, 2015 with plans to resume at a later date.

In January 2015, the Company renewed the lease at an annual expense of $8,500, on a condominium in Ocean Ridge, Florida until December 31, 2015. In December 2015, the Company renewed the lease at an annual expense of $8,500 until December 31, 2016.

On September 27, 2012, the Company entered into a 72 month lease for its corporate offices and warehouse facility in Boynton Beach, Florida. The renewed lease commenced August 1, 2013 and requires an initial rent of $12,026 per month beginning in the second month of the first year, increasing in varying amounts to $13,941 per month in the sixth year. In addition, the Company is responsible for all operating expenses and utilities.

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

12.

Stock Options and Warrants

For the three and nine months ended September 30, 2016 and September 30, 2015, respectively, the Company recorded non-cash stock-based compensation expense of $17,699, $80,861, $18,806, and $100,798, relating to employee stock options and warrants issued for consulting services.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at September 30, 2016 and 2015 for the options is $73,697 and $146,554, respectively, and will be recognized through September 30, 2019.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s stock option plans as of September 30, 2016, and changes during the nine month period then ended is presented below:

	Nine Months Ended September 30, 2016
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2015	3,858,000	$0.22
Options granted	25,000	0.04
Options exercised	—	—
Options cancelled	—	—
Options expired	(52,500)	0.18
Options at end of period	3,830,500	.19
Options exercisable at September 30, 2016	3,102,993	.20

Changes in the Company’s nonvested options for the nine months ended September 30, 2016 are summarized as follows:

	Nine Months Ended September 30, 2016
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2015	1,006,667	$0.17
Granted	25,000	0.04
Vested	(266,660)	0.16
Forfeited	(37,500)	0.17
Nonvested options at September 30, 2016	727,507	0.16

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.04 – $0.34	3,830,500	4.53	$0.21	3,102,993	$0.20
Totals	3,830,500	4.53	$0.21	3,102,993	$0.20

A summary of the Company’s warrant activity as of September 30, 2016 and changes during the nine month period then ended is presented below:

	Nine months ended September 30, 2016
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2015	1,099,915	$0.32
Granted	350,000	0.05
Expired	(39,219)	0.50
Warrants outstanding at September 30, 2016	1,410,696	$0.25

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.25 - $0.50	1,410,696	2.4	$0.25
Totals	1,410,696	2.4	$0.25

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

13.

Related Party Transactions

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and Chief Executive Officer, to fund up to $6 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.86% per annum at September 30, 2016), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006 and through February 2012, the maturity date for the agreement was extended annually from December 31, 2007 to the agreements current maturity date of December 31, 2017.

At September 30, 2016, the Company had drawn the full funding amount under the initial agreement of $6.1 million plus additional advances of $7,038,529. At December 31, 2015 the Company had drawn the full funding amount under the initial agreement of $6 million plus an additional $5,924,614. Additionally, the Company has an unsecured loan outstanding from a member of the board of directors who is also a significant stockholder, totaling $25,000. The note bears interest at a rate of 5% per annum and is due January 7, 2017. Accrued interest at September 30, 2016 was $80,123 See Note 15.

During the three and nine months ended September 30, 2016 and 2015, the Company incurred interest expense of $93,759, $268,139, $75,606, and $213,324, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $315 and $921 for the three and nine months ended September 30, 2016 related to the loan from one if its other Board members. These amounts, in addition to interest expense of $360 and $1,117 for the three and nine- months ended September 30, 2016 and 2015, respectively, related to capital lease obligations, financing and loans from a stockholder.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of the three and nine months ended September 30, 2016 and 2015, we paid Boxwood Associates, Inc. $6,000 and $18,000, respectively, under this agreement.  A member of our board of directors is President of Boxwood Associates, Inc.

14.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by three customers at September 30, 2016 whose balances each represented approximately 51%,14% and 13%, for a total of 78% of total accounts receivables. There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2015 whose balances each represented approximately 47%, and 32%, for a total of 79% of total accounts receivables. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

15.

Subsequent Events

From October 1, 2016 through November 10, 2016, the Company received additional loans in the amount of $92,416 from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

On November 2, 2016, the Company renewed the lease at an annual expense of $8,500, on a condominium in Ocean Ridge, Florida until December 31, 2017.

On November 11, 2016, the Company and Joseph V. Vittoria, its Chairman and CEO, entered into a Conversion Agreement pursuant to which Mr. Vittoria converted $6,100,000 of principal and accrued but unpaid interest due him for working capital advanced to the Company as described in Notes 10 and 13 into 20,333,333 shares of the Company's common stock at a conversion price of $0.30 per share in full satisfaction of such amount.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine month periods ended September 30, 2016 and 2015 should be read in conjunction with the condensed financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Part I, Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2015, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a global distribution network that will sell, install and support our product. In the third quarter of 2016, there were a total of 26 distributors, including their branch outlets and dealers that sold the Puradyn system in the U.S. and internationally.

Sales of the Company’s products, the Puradyn® bypass oil filtration system and replaceable filter elements, depend principally upon end user demand for such products.  We market our products and their benefits through direct contact efforts with our distributors, direct customers, and original equipment manufacturers.

DistributionNow (DNOW) joined the Puradyn distributor network earlier in 2016 and we believe that it provides the potential to consistently support our product on a global basis, with 300 locations worldwide.  We believe that the addition of DNOW as a new distributor for the oil and gas services industry increases our potential reach to new markets and customers which we would otherwise not be able to effectively reach.  The majority of our sales to DNOW during the three and nine months ended September 30, 2016, which represented 34% and 23%, respectively, of our total net sales, are through its main distribution center located in the southwest U.S.  While we believe that the initial rollout of the product through the DNOW distribution channel has been extremely encouraging and these opportunities have led to new orders and evaluations in 2016, there are no assurances we will be able to increase sales in future periods.

Our marketing efforts target industries and potential customers willing to consider innovative methods to protect their high-value engine assets, to reduce oil maintenance costs, to reduce engine overhaul costs and to reduce engine downtime.  We believe that these businesses are searching for new and progressive ways to better maintain their equipment using bypass oil filtration. While this is a long-term and ongoing process, we believe we have achieved a degree of product acceptance based on the expansion of existing strategic relationships we have with Nabors Industries, Inc., DNOW, and other end-users and distributors, including:

•

Continued work on developing a hydraulic filtration system at the request of one of our larger customers, which can handle hydraulic power units with volumes ranging from 88 gal. (333.1 L) to 1,200 gal. (4,542.5 L); and

•

Evaluations begun in 2015 in Europe for power generation successfully concluded in mid-2016 and the customer is now purchasing product.  Evaluations in Turkey are still continuing in construction and mining industries.  All reports indicate the test is going well but will continue for the foreseeable future.

Our revenues historically have not been sufficient to fund our operating expenses.  During the third quarter of 2016 and the nine months then ended we maintained our total operating expenses at approximate 2015 levels. In addition, as described below, certain key employees continue to defer a portion of their cash compensation in an effort to conserve our cash resources.

Historically, we have been materially reliant on working capital advances from our Chairman and Chief Executive Officer to address our liquidity and working capital issues through the utilization of the borrowing agreement with him. During the period ended September 30, 2016 we borrowed an additional $1,113,912 from him, and at September 30, 2016 we owed him $13,038,529 which represented approximately 86% of our total liabilities. Subsequent to September 30, 2016, he has advanced an additional $92,416 in working capital funding and on November 11, 2016 he converted $6,100,000 of principal and interest due him into 20,333,333 shares of our common stock at a conversion price of $0.30 per share. This conversion was at a premium to the market price of our common stock.  The balance of this loan, which is unsecured, matures on December 31, 2017.  While he has continued to fund our working capital needs and extend the due date of the obligation, he is under no contractual obligation to do so.  He has recently advised us he does not expect to continue to provide working capital advances to us at historic amounts or extend the due date of the obligation. If we are unable to meet our obligation to Mr. Vittoria prior to maturity, he has advised us that he may forgive all or substantially all of this obligation.  We also owe certain of our employees $1,576,542 in deferred cash compensation at September 30, 2016, which represents 10% of our current liabilities on that date.  Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and two other employees have deferred a portion of the compensation due them to assist us in managing our cash flow and working capital needs.  As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible the employees could demand payment in full at any time. We do not have the funds to pay these amounts in entirety, and any demand by these officers and employees for full payment would reduce the amount of funds we have available for our operations.  We could be required to pay these obligations at a time when it is disadvantageous for us, and could result in our inability to satisfy our other obligations as they become due.

Our net sales do not generate sufficient gross margins to pay our operating expenses.  We remain dependent on advances from our Chairman and CEO.  While we have actively been in discussions with third parties to provide working capital to us in the form of equity, debt or a combination of equity and debt, we have encountered resistance from potential investors in part as a result of the amount of debt due Mr. Vittoria.  We are hopeful that his conversion of approximately 46% owed him into shares of our common stock at a price which is effectively 10 times the recent market price of our common stock in November 2016 will provide new paths in our efforts to raise working capital.  If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to borrow or raise additional investment capital, we may have to further modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2017. There can be no assurance we will be able to raise additional capital or that sales will increase to the level required to break even or generate profitable operations to provide positive cash flow from operations. In the event we are unable to secure needed capital, it is possible that stockholders could lose their entire investment in our company.

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

Results of Operations for the Three-months Ended September 30, 2016 Compared to the Three-months Ended September 30, 2015

Net Sales

Net sales increased 6% in the third quarter of 2016 as compared to the third quarter of 2015 due to a number of customers who purchased the larger product models which are sold at higher prices. We believe certain of our customers and potential customers in targeted markets continue to internally adapt to volatile oil prices and are reluctant to enter into new purchases or evaluations until a certain measure of stability is achieved.  Despite a recent, mild stabilization of oil prices that has brought a modest increase in new unit sales, our net revenues have been declining since 2014 and there are no assurances the increase in sales in the third quarter of 2016 will continue during the balance of 2016 or that we will ever return our net sales to earlier levels, even if oil prices begin rising to 2014 and earlier levels.

Cost of Products Sold

Gross profit, as a percentage of sales, remained the same at 22% in the third quarter of 2015 and the third quarter of 2016. We continue to review cost of materials increases, some of which were passed through to our customers as product price increases in the past few years.

Total Operating Costs

Our total operating costs declined 5% in the third quarter of 2016 from the comparable period in 2015 primarily as a result of a decrease in salaries and wages, and selling and administrative expenses. Salaries and wages decreased 4% from the third quarter of 2015 compared to September 30, 2016. The reduction was attributable to a reduction in staffing.   Selling and administrative expenses decreased by 7% between September 30, 2016 and 2015. The following table sets forth the material cash components of selling and administrative expenses:

	Three Months Ended September 30, (unaudited)
	2016	2015	% Change
Employee Benefits and Payroll Processing	$41,099	$34,883	17.8%
Travel and Marketing	33,968	29,804	14.0%
Professional Fees	33,957	41,644	(18.5)%
Occupancy Expense	27,062	26,248	(3.0)%
Patent Expense	4,185	9,692	(56.8)%

The increase in employee benefits resulted from the impact of vested employee stock option expenses. Travel and marketing expenses increased due to our relationship with DNOW. The decrease in patent costs was due to certain patent annuities reaching full-term and additional patent filings associated with our MTS and future products filed in 2014. Professional fees decreased due to reduced account and legal fees. We anticipate that our selling and administration expenses for the full year 2016 will remain lower than for the full year 2015.

Interest Expense

Interest expense increased 24% for the period ending September 30, 2016 as compared to the period ending September 30, 2015 primarily due to higher borrowings. The Company pays interest monthly on the Chairman note at the LIBOR Daily Floating Rate plus 1.4%, which was a weighted average of 2.86% as of September 30, 2016 as compared to 2.58% as of September 30, 2015.  We expect interest expense to decline during the latter part of the fourth quarter of 2016 as a result of the conversion of a portion of the debt to equity by Mr. Vittoria in November 2016.

Results of Operations for the Nine-months Ended September 30, 2016 Compared to the Nine-months Ended September 30, 2015

Net Sales

Net sales decreased 11% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to due to certain customers that had purchased the larger product models and who continue to postpone ordering additional systems earlier in 2016 until oil pricing begins to stabilize and their companies resume production.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased by 5%, from 31% in the nine months ended September 30, of 2015 to 26% in the nine months ended September 30, 2015. The decrease is attributable to reduced sales that resulted in increased overhead allocations.

Total Operating Costs

Our total operating costs declined 5% in the nine months ended September 30, 2016 from the comparable period in 2015.  Salaries and wages increased 2% from nine months ended September 30, 2015 compared to September 30, 2016.  The increase was attributable to a new hire in the first quarter of 2016.   Selling and administrative expenses declined by 7% for the nine months ended September 30, 2016 from the comparable period in 2015. The following table sets forth the primary cash components of selling and administrative expenses:

	Nine Months Ended September 30, (unaudited)
	2016	2015	% Change
Employee Benefits and Payroll Processing	$112,401	$111,854	$	≤1%
Travel and Marketing	95,331	81,541		16.9%
Professional Fees	144,252	136,958		5.3%
Occupancy Expense	80,112	77,590		3.3%
Patent Expense	22,994	44,486		(47.9)%

The slight increase in employee benefits resulted from the impact of vested employee stock option expenses. Travel and marketing expenses increased due to our relationship with DNOW. Professional fees increased as a result of outsourcing IT. The decrease in patent costs was due to certain patent annuities reaching full-term in 2016 against additional patent filings associated with our MTS and future products filed in 2015.

Interest Expense

Interest expense increased 25% for the period ending September 30, 2016 as compared to the period ending September 30, 2015 primarily due to higher borrowings.

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash of $18,738, as compared to $34,471 at December 31, 2015. At September 30, 2016, we had negative working capital of ($1,001,460) and our current ratio (current assets to current liabilities) was 0.51 to 1.  At December 31, 2015 we had negative working capital of ($1,016,765) and our current ratio was 0.49 to 1. The decrease in working capital deficit and increase in current ratio is primarily attributable to the increase in cash and inventories, offset by increases in accounts payable and deferred compensation.

We have incurred net losses each year since inception and at September 30, 2016 we had an accumulated deficit of $60,988,371. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on loans from related parties to fund our operations. During the nine months ended September 30, 2016 we raised an additional $1,113,912 from stockholder loans and $25,000 from another member of the Board of Directors. Interest expense on our loans was $269,061 for the nine months ended September 30, 2016.   As described elsewhere herein, we face a number of challenges and do not presently have sufficient capital to pay our obligations as they become due.

Cash Flows

Operating activities

For the nine month period ended September 30, 2016 net cash used in operating activities was $1,045,567, which primarily resulted from the net loss, after taxes, of $1,098,403.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $139,212, an increase in prepaid expenses of $19,011, decreased deferred compensation of $33,043, which were partially offset by increased accrued liabilities of $22,342, increased accounts payable of $38,092. Further, we reduced inventory by $71,844 as a result of slower than expected sales for the nine month period ended September 30, 2016.  Net cash used in operating activities was $899,001, which primarily resulted from the net loss of $974,665.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the reduction in accounts receivable of $39,355 and increased inventory of $213,220 as a result of purchases related to our new MTS product line, an increase in prepaid expenses of $21,645, as well as reduced accounts payable of $10,017. The amounts were partially offset by increased deferred compensation of $92,004 and increased accrued liabilities of $11,514.

Investing activities

For the nine months ending September 30, 2016, $106,262 was used in investing activities for the purchase of software and capitalized patent costs. For the nine months ending September 30, 2015, $51,641 was used in investing activities for the purchase of software and capitalized patent costs.

Financing activities

Net cash provided by financing activities was $1,136,096 for the nine months ended September 30, 2016, which was composed of $1,113,912 in loans from our stockholders as described above, an unsecured loan from a member of the Board of Directors, totaling $25,000 which was partially offset by $2,816 in payments of capital lease obligations. Net cash provided by financing activities was $997,074 for the nine months ended September 30, 2015, which was primarily composed of $1,000,175 in loans from our stockholders as described above, which were partially offset by $3,101 in payments of capital lease obligations.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO, and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Historically, our operations have been financed primarily through a credit line from one of our principal stockholders, as well as short-term loans from other affiliates. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. We need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. We do not have any commitments for additional capital, and we cannot assure you that any additional capital will be available to us in the future upon terms acceptable to us. We owe our principal stockholder who is an executive and director of our company approximately $7,030,945 million at November 14, 2016.  He has recently advised us he does not expect to continue to provide working capital advances to us at historic levels.  Given our history of losses, debt levels and general uncertainties of the capital markets, we face a number of challenges in our ability to raise capital. If we do not raise funds as needed, or if our principal stockholder should discontinue his practice of advancing funds to us in an amount to pay our operating expenses, our ability to provide for current working capital needs, pay our obligations as they become due, grow our company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 11, 2016 the Company and Joseph V. Vittoria, its Chairman and CEO, entered into a Conversion Agreement pursuant to which Mr. Vittoria converted $6,100,000 of principal and accrued but unpaid interest due him for working capital advanced to the Company into 20,333,333 shares of the Company's common stock at a conversion price of $0.30 per share in full satisfaction of such amount.  Mr. Vittoria is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Section 3(a)(9) and 4(a)(2) of that act.  A copy of the Conversion Agreement is filed as Exhibit 10.20 to this report and is incorporated herein by such reference.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

10.20	Conversion Agreement dated November 11, 2016 by and between Puradyn Filter Technologies Incorporated and Joseph V. Vittoria*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of principal financial officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

———————

*

filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: November 14, 2016	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: November 14, 2016	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer