Form 10-K
period 2016-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2017-03-30
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $966,610 on June 30, 2016.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 69,016,468 shares of common stock are outstanding as of March 27, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of approximately $7,088,349 at December 31, 2016 due our Chairman and CEO,

•

our reliance on sales to a limited number of customers,

•

the significant amount of deferred compensation owed to two of our executive officers and other employees and our ability to pay these amounts,

•

our ability to protect our intellectual property and the potential impact of expiring patents on our business in future periods,

•

anti-takeover provisions of Delaware law and our Board's ability to issue preferred stock without stockholder consent,

•

potential dilution to our stockholders from the exercise of outstanding options and warrants,

•

the lack of sufficient liquidity in the market for our common stock, and

•

the application of penny stock rules to the trading in our common stock.

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

When used in this annual report, the terms "Puradyn", the “Company,” "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation. “2016” refers to the year ended December 31, 2016, “2015” refers to the year ended December 31, 2015 and “2017” refers to the year ending December 31, 2017.

PART I

ITEM 1.

BUSINESS.

The Company

We design, manufacture, market and distribute worldwide the Puradyn® bypass oil filtration system (the "Puradyn" or “system”) for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. Working in conjunction with the equipment’s full-flow oil filter, the Puradyn system cleans oil by providing a second circuit of oil filtration and treatment to continually remove solid, liquid and gaseous contaminants from the oil through a sophisticated and unique filtration and evaporation or absorption process. The Puradyn system consists of a base filtration unit or housing that is connected via hoses to the engine or hydraulic system, along with filter elements that reside inside the filtration unit and are replaced periodically to maintain top performance. Our filter is unique in that it incorporates an additive package to replenish depleted base additive levels in engine lubricating oil. Because Puradyn-filtered lubricating oil is kept in a continually clean state, our system has been used effectively to safely and significantly extend oil-drain intervals and to extend the time between engine overhauls. We are the exclusive manufacturer of our unique disposable replacement filter elements ("Element") for the Puradyn system.

Products

The core product, the patented Puradyn bypass oil filtration system, is offered in two models, MTS and a custom-engineered hydraulic system, which can be attached to almost any engine or hydraulic application. The Puradyn bypass filtration system is similar to a kidney dialysis machine that provides an additional filtration circuit outside the body/engine to filter blood/oil and rid it of impurities, keeping the blood/oil continually clean. Whenever the engine or machinery is operating, the Puradyn is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as gaseous and liquid contaminants, protecting the engine or hydraulic equipment from harmful wear and less efficient operation caused by these contaminants. Puradyn replacement filter elements may contain an additive package that serves to replenish base additives (in engine lube oil only) in the oil during the filtration process, helping to maintain the oil’s proper chemical balance and viscosity.

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

The MTS System is offered in seven different-sized systems that can be used in single or multiple configurations to effectively filter sizes from small (4 qt. / 3.8 L) to large (510 gal. / 1930.50 L) sump capacity engines, allowing the product to be used virtually on most engines in every industry. The MTS model offers water contaminant removal through the Company’s patented Polydry® polymer technology embedded in each filter element.

The hydraulic filtration system provides the same filtration efficiency and ability to remove water and solid particles as our engine filtration systems and is capable of handling hydraulic fluids with capacities up to 1,500 gallons (5,678 liters).  Certain hydraulic filtration systems being developed now will easily adapt to other industries where our systems are already operating in engine lube applications.

All Puradyn systems are compatible with virtually all standard and synthetic oils on the market, and they work with engines using gasoline, diesel, propane or natural gas. The Puradyn system, ordinarily, cannot be used on engines that do not have a pressurized lubricating system.

We are also the sole manufacturer and provider of replacement filter elements for the Puradyn system. Depending upon the application, we generally recommend that the element be replaced at the engine manufacturer's recommended/approved periodic oil change interval or current service interval. The type of element used also depends upon the specific type of engine or hydraulic application. A customer can change the filter element and take the required oil sample in approximately five to 10 minutes.

The Puradyn system has no moving parts and consequently requires no significant ongoing maintenance. As long as filter elements are changed at the recommended intervals and other standard preventive maintenance procedures are completed, such as changing factory full-flow oil filters and air filters and completing regular oil analyses, the Company believes the Puradyn system will perform as designed; such belief is established and supported by historical field performance over more than two decades.

Warranties

The Puradyn system carries a six-month ‘money-back’ performance guarantee and is currently warrantied to the original user to be free of defects in material and workmanship for five years from date of purchase, with a one-year limited warranty on the heating element contained in the legacy PFT models. The Company will accept returns of products that are defective at the time of sale or prove to be defective during the limited warranty period. Returns are subject to specific conditions.

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

Marketing

The Company has an in-house marketing department comprised of two employees, with various projects outsourced on an as-needed basis.

The Company’s products are marketed to numerous industries that include hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Additionally, we offer marketing assistance in material development to distributors.

Distribution

We currently have a network of over 55 domestic and international distributors and dealers; however, the majority of our products are sold through a limited number of distributors. One of our distributors has approximately 300 outlets worldwide that have the potential to sell and/or service the Puradyn system. Currently, international sales are administered by Puradyn from the United States. The international distributors are located primarily in South America, Europe, Africa, India, the Middle East and Asia. Our international distributors purchase product directly from the Company and sell to their existing or new customers. All distributor agreements can be terminated by either party with a 30 to 60 day written notice.

Sales

Direct Sales

The Company directly and/or with the assistance of its manufacturer's representatives, distributors, or other agents, markets its products directly to OEMs, other distributors and national accounts. We are dependent upon sales from a limited number of customers. During 2016, three customers together accounted for 57% of the Company’s net sales and during 2015 two customers together accounted for 56% of the Company’s net sales. There were three customers at December 31, 2016, whose trade receivable balances equaled or exceeded 10% of total receivables, representing approximately 50%, 18% and 13%, respectively of total receivables, none of which are past due. There were two customers at December 31, 2015, whose trade receivable balances equaled or exceeded 10% of total receivables, representing approximately 47%, and 32%, respectively of total receivables.

The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

International Sales

The Company, directly and/or with the assistance of commission-based manufacturer's representatives, has established primarily non-exclusive distributors and sales representation in various countries, including the Middle East, Germany, South Africa, Turkey, United Kingdom, Thailand, Colombia, and others. The ultimate success of these and other distributors primarily depends upon their ability to successfully introduce and sell the product in their respective territories, including obtaining local evaluations, establishing distribution, and other factors similar to those faced by the Company in the United States. Unlike domestic sales, the Company has a policy that international sales be paid in advance or secured by a letter of credit before shipping. The Company’s credit risk is minimal with international sales as a result of this policy. Total international sales amounted to approximately 34.7% and 13% of net sales in 2016 and 2015, respectively.

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

Engineering and development costs are expensed as incurred. During the years ended December 31, 2016 and 2015, we incurred engineering and development costs, excluding payroll and benefit expenses for engineering, in the amount of $9,068 and $9,210, respectively, which are included in selling and administrative expenses in the accompanying statements of operations.

Competition

Bypass oil filtration systems produced by other companies in varying degrees address the issues of solid or liquid contaminant filtration through centrifugal design, media filtration or evaporation. However, Puradyn believes that its solution is the only bypass oil filtration system that simultaneously incorporates all of the following features, which provide us with a competitive advantage:

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

We rely on a combination of trade secrets, patents and trademarks to establish and protect our intellectual property rights. As of December 31, 2016, we had issued seven U.S. patents and 21 issued international patents that directly relate to our technology that expire between 2017 and 2033, as well as one pending patent application in the U.S. and 48 pending patent applications internationally.

Subject to the availability of sufficient working capital, we expect to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

In 2016 and 2015 we spent $9,068 and $9,210, respectively, on research and development.

We have registered the product trademark “Puradyn®” in the United States and other countries where the "Purifiner®" trademark was registered, and have also registered the trademarks “Polydry®”, “CGP®” ,“Keep It Clean!® ”, “We Fight Dirty®”, Let’s Talk Dirty®”, and the Puradyn logo in the United States and targeted countries.

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

Employees

At March 26, 2017, the Company had 20 full-time employees, including our executive officers.

Our employees are not covered by collective bargaining agreements, and we believe our relationship with our employees to be good.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2016. For the years ended December 31, 2016 and 2015, we reported net losses of $1,441,217 and $1,446,090, respectively, and at December 31, 2016 we had a working capital deficit of $8,266,892. At December 31, 2016, we had an accumulated deficit of approximately $61million. These recurring losses, working capital deficit and the reliance on cash inflows from related parties have led our independent registered public accounting firm to include a statement in its audit report relating to our audited financial statements for the years ended December 31, 2016 and 2015 expressing substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our Company.

OUR NET SALES DECLINED IN 2016 FROM 2015 AND ARE NOT SUFFICIENT TO FUND OUR OPERATING EXPENSES. THERE ARE NO ASSURANCES WE WILL BE ABLE TO INCREASE OUR SALES, IN THE NEAR FUTURE, TO A LEVEL WHICH WILL FUND OUR OPERATING EXPENSES.

  Our net sales for 2016 decreased slightly by 1% from 2015.  Our current operations are not sufficient to fund our operating expenses.  We used cash in operations of approximately $1,268,730 and $1,303,075 in 2016 and 2015, respectively. We do not have any external sources of liquidity and we are dependent on loans from related parties, including our Chief Executive Officer.  During 2016 he advanced an additional net amount of $1,263,732 to the Company and at December 31, 2016 we owed him $7,088,349, which is net of a conversion of an additional $6.1 million we owed him into shares of our common stock in the fourth quarter of 2016.  Our gross margins have also declined due to our decrease in sales as a result of certain fixed costs which are included in our cost of sales.  As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources, which are extremely limited. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our Company.

WE NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY AND WE WILL BE UNABLE TO CONTINUE AS A GOING CONCERN.

As described elsewhere herein, our net sales are not sufficient to pay our operating expenses.  Our capital requirements depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. Historically, our operations have been financed primarily through a credit line from our Chief Executive Officer, as well as short-term loans from other affiliates. At December 31, 2016, we owe him approximately $7 million.  We had owed him an additional $6.1 million which was converted into shares of our common stock in the fourth quarter of 2016.  He recently advised us that he does not expect to continue to provide working capital advances to the Company at historic levels, if at all.  While we do not have any external sources of liquidity at this time, the company is in continuing discussion with third parties for potential investment.  Given our history of losses and debt levels, we face a number of challenges in our ability to raise capital. If we do not raise funds as needed, or if our Chief Executive Officer should discontinue his practice of advancing funds to us to pay our operating expenses, our ability to provide for current working capital needs, pay our obligations as they become due, grow our Company, and continue our existing business and operations is in jeopardy. In this event, we would no longer be able to continue as a going concern and you could lose all of your investment in our Company.

WE OWE APPROXIMATELY $7 MILLION WHICH IS DUE BY DECEMBER 31, 2017.

At December 31, 2016, we owe our Chief Executive Officer approximately $7.1 million, and he has advanced us an additional $200,000 in 2017.  This loan, which is unsecured, is due on December 31, 2017 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our Company, such as an acquisition or merger, occurs. Although he has continually extended the due date of this obligation since the credit line was first extended to us in 2002, most recently extending the maturity date from December 31, 2016 to December 31, 2017, these extensions were generally provided on an annual basis so to an extended term which made the obligation a long-term debt.  He did not, however, consent to a further extension of the due date which resulted in the reclassification of the obligation on our December 31, 2016 balance sheet from a long-term to a current obligation.  There are no assurances this stockholder will continue to provide extension to us prior to the due date.  While we have engaged in informal discussions with him regarding a conversion of this amount into equity or outright forgiveness, no formal agreement has been reached and there are no assurances whatsoever that any accommodation on this obligation will be made to us.  We do not have sufficient funds to pay this loan when it becomes due.

WE RELY ON SALES TO A LIMITED NUMBER OF CUSTOMERS AND THERE ARE NO ASSURANCES THAT THESE CUSTOMERS WILL CONTINUE TO PURCHASE PRODUCTS FROM US.

We are dependent upon sales to a limited number of customers. During 2016 three customers individually accounted for approximately 24%, 17.8% and 15%, respectively (for a total of 57%) of our net sales. During 2015 sales from two customers represented 44%, and 12% respectively (for a total of 56%) of our net sales We do not have contracts with our customers and the loss of sales from one or more of these customers could materially impact our results of operations in future periods.

AT DECEMBER 31, 2016 OUR CURRENT LIABILITIES INCLUDE $1,602,826 OF DEFERRED COMPENSATION.  WE DO NOT HAVE THE FUNDS TO PAY THESE AMOUNTS.

Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and two other employees, have deferred a portion of the cash compensation due them to assist us in managing our cash flow and working capital needs.  As there is no written agreement with these employees which memorializes the terms of salary deferral, only an election to do so, it is possible that the employees could demand payment in full at any time, elect to no longer defer their salaries, or reduce the amount they currently defer. We do not have the funds to pay these amounts, and unless we are successful in raising additional capital we are unable to satisfy any demands by these officers and employees for full payment of these obligations of which there are no assurances, we would be unable to pay these amounts to our employees.  In that event, it is likely we would lose their services in future periods.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY OUR ABILITY TO CONDUCT OUR BUSINESS AS IT IS PRESENTLY CONDUCTED IS IN JEOPARDY.

Our success is heavily dependent on our proprietary technology and we rely on a combination of contractual rights, patents, trade secrets, trademarks and non-disclosure agreements to establish and protect our proprietary rights. There can be no assurances that the steps we take to protect our proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of products with features based upon, or otherwise similar to, our products. In addition, although we believe that any new technology currently in development or patent pending has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that we are correct or that third parties will not assert infringement claims against us in the future. If instituted, there can be no assurances we will have adequate resources to defend a patent infringement or other proprietary rights infringement action. If we are unable to adequately protect our proprietary rights or if other products should be developed which are substantially similar to ours, our ability to continue our operations as they are presently conducted could be in jeopardy and we could be forced to cease operations. The Company believes it will have future benefits from current patent awards and applications to the extent it has working capital to pursue those patents, of which there is no assurance, and does not regard our business as being dependent upon any single patent or group of patents that may expire in the near-term.

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

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At December 31, 2016, we had 69,016,468 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, were outstanding:

•

1,315,340 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.05 to $0.50 per share; and

•

3,365,500 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $0.04 per share to $0.40 per share.

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

ITEM 2.

PROPERTIES.

We lease approximately 25,500 square feet of office and warehouse space in Boynton Beach, Florida which serves as our principal executive offices, from an unrelated third party under a lease which expires on July 31, 2019. We pay a base rental of $12,386, which escalates to $13,940 in 2018 and we are responsible for all operating expenses and utilities.  The Company leases a condominium in Ocean Ridge, Florida, on an annual basis, to provide accommodations for Company use, primarily for Mr. Alan Sandler and Mr. Kevin Kroger, executive officers of the Company. The lease, which expires in December 2017, has an annual expense of $8,500.

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

	High	Low
2015
First quarter ended March 31, 2015	$0.22	$0.15
Second quarter ended June 30, 2015	$0.20	$0.10
Third quarter ended September 30, 2015	$0.20	$0.06
Fourth quarter ended December 31, 2015	$0.15	$0.03

2016
First quarter ended March 31, 2016	$0.09	$0.04
Second quarter ended June 30, 2016	$0.06	$0.02
Third quarter ended September 30, 2016	$0.06	$0.02
Fourth quarter ended December 31, 2016	$0.14	$0.01

On March 27, 2017, the last sale price of our common stock as reported on the OTCQB® was $0.07.  As of March 27, 2017, there were 322 record owners of our common stock. The transfer agent for the Company’s common stock is ClearTrust LLC, 16540 Pointe Village Drive, Suite 201, Lutz, Florida 33558.

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

Recent Sales of Unregistered Securities

None, other than as previously reported.

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

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a global distribution network that will not only sell, but also install and support our product.  DistributionNow (DNOW) joined the Puradyn distributor network earlier in 2016 and we believe that it provides the potential to consistently support our product on a global basis, with 300 locations worldwide.  We believe that the addition of DNOW as a new distributor for the oil and gas services industry increases our potential reach to new markets and customers which we would otherwise not be able to effectively reach.  The majority of our sales to DNOW during 2016, which represented 24% of our total net sales, are through distribution centers located in the southwest U.S. and the Middle East.

In addition to the DNOW network, we currently have approximately 48 distributors and dealers and manufacturer representatives that sell and/or service the Puradyn system in the U.S. and internationally.

While we believe that the initial rollout of the product through the DNOW distribution channel has been extremely encouraging and these opportunities have led to new orders and evaluations in 2016, there are no assurances we will be able to increase sales in 2017.

Our marketing efforts target industries and potential customers open to innovative methods to protect their high-value engine assets, to reduce oil maintenance costs, to reduce engine overhaul costs, and to reduce engine downtime.  We believe that these businesses are searching for new and progressive ways to better maintain their equipment, including bypass oil filtration. While this is a long-term and ongoing process, we believe we have achieved a degree of product acceptance based on the expansion of existing relationships we have with Nabors Industries, Inc., DNOW, and other end-users and distributors, including:

•

A December 2016 announcement that Kellogg Brown & Root Services, Inc. (KBR), a U.S. global engineering, procurement, and construction company, has begun using the Puradyn system in Kuwait City on power generation equipment; and

•

A November 2016 announcement that DNOW has expanded Puradyn’s presence in the global marketplace by shipping Puradyn Systems to Argentina and the Middle East.

Net sales decreased slightly due to a number of customers that previously purchased Puradyn product, but who have continued to be negatively impacted since 2015 by the volatility in oil prices, leading to slower replacement filter sales as then-working oil rigs were taken offline. This was offset by an increase in unit sales, indicating renewed activity in targeted market segments throughout 2016.  We have found the price of oil not only affects our customers in the oil and gas industry but all ancillary industries our customers serve.  We believe certain current as well as potential customers have continued to internally adapt to volatile oil prices throughout 2015 and 2016 with the result being reluctance to enter into new purchases or evaluations.  However, rising from the low point of $33.16 per barrel in January 2016 to $53.72 per barrel at the end of December 2016, the price of NYMEX (WTI) crude oil has consistently stayed in the mid-$50s range per barrel during the first part of 2017.  Based on industry intelligence from oil field services firm Baker Hughes as published online weekly on its website, on- and offshore oil rigs are slowly but steadily returning to service, although we cannot predict at what rate, or for how long this will continue. As reported by Baker-Hughes, U.S. rig count increased approximately 55% from March 2016 to March 2017 and if this trend continues, it is expected to better support product replacement filter sales in 2017 as rigs return to service.  Additionally, some international customers may be impacted by currency volatility relative to the US dollar, political climate, and general economic, business, and competitive conditions.

Our net sales do not generate sufficient gross margins to pay our operating expenses.  Historically, we have been materially reliant on working capital advances from our Chairman and Chief Executive Officer to address our liquidity and working capital issues through the utilization of the borrowing agreement with him.  During 2016 we borrowed an additional net amount of $1,263,732 from him, and at December 31, 2016 we owed him approximately $7.1 million, net of a debt conversion in the fourth quarter of 2016. He has also advanced us an additional $200,000 during 2017. The loan, which is unsecured, matures on December 31, 2017.  We do not have the funds to satisfy these obligations.  While he has continued to fund our working capital needs and extend the due date of the obligation, he is under no contractual obligation to do so.  He has recently advised us he does not expect to continue to provide working capital advances to us at historic amounts or extend the due date of the obligation. If we are unable to meet our obligation to Mr. Vittoria prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.  However, he is under no obligation to do so.

We also owe certain of our employees $1,602,826 in deferred cash compensation at December 31, 2016, which represents 17% of our current liabilities on that date.  Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and two other employees have deferred a portion of the compensation due them to assist us in managing our cash flow and working capital needs.  As there is no written agreement with these employees which memorializes the terms of salary deferral, only an election to do so, it is possible the employees could demand payment in full at any time or elect to no longer defer their salaries, or reduce the amount they currently defer. We do not have sufficient funds to satisfy these obligations.

While we do not have any external sources of liquidity at this time, the company is in continuing discussion with third parties for potential investment.  Although we have actively been in discussions with third parties to provide working capital to us in the form of equity, debt or a combination of equity and debt for several years, we historically encountered resistance from potential investors on a variety of fronts, including our operating losses, declining revenues and as a result of the amount of debt due Mr. Vittoria.  In an effort to improve our ability to raise capital, on November 11, 2016 he converted $6,100,000 of principal and interest due him into 20,333,333 shares of our common stock at a conversion price of $0.30 per share. We were initially hopeful that his conversion of approximately 46% owed him into shares of our common stock at a price which was effectively 10 times the recent market price of our common stock would have provided new paths in our efforts to raise working capital upon terms acceptable to our company.  To date, such has not been the case although we continue to discuss financing options with a number of sources.  If we are unable to significantly increase our sales, or if we are not able to borrow or raise additional investment capital, we may have to further modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2017. There can be no assurance we will be able to raise additional capital or that sales will increase to the level required to break even or generate profitable operations to provide positive cash flow from operations. In the event we are unable to secure needed capital, we would be unable to continue our operations and it is likely that stockholders could lose their entire investment in our company.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on loans from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder, as set forth above, have led our independent registered public accounting firm Liggett & Webb, P.A. to include a statement in its audit report relating to our audited financial statements for the years ended December 31, 2016 and 2015 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Results of Operations

Net Sales. Net sales remained approximately the same, decreasing slightly by 1% in 2016 compared to 2015. Domestic sales represented 65% and 87% of net revenues in 2016 and 2015, respectively, and in 2016 and 2015, international sales represented 35% and 13%, respectively, of the Company’s net sales.

Net sales decreased slightly due to a number of customers that previously purchased Puradyn product, but who continue to be negatively impacted since 2015 by the volatility in oil prices, leading to slower consumption of our replacement filters due to equipment in standby mode.

Cost of Products Sold. Gross profit, as a percentage of sales, decreased from 26% for 2015 to 25% for 2016. The decrease in gross profit was attributable to reduced sales, and underutilization of manufacturing facilities.

Total Operating Costs. Total operating costs decreased between 2016 and 2015. Salaries and wages remained the same 2016 as compared to 2015.  Salaries and wages, as a percentage of sales, were 45% in 2016 compared to 45% in 2015.  Management does not anticipate any material changes in salaries and wages at the current level of sales and anticipates only nominal hiring would be required to support increased sales to OEM and niche industry targets.

Selling and Administrative Expenses. Selling and administrative expenses decreased by approximately 9% in 2016 from 2015 which my attributable to reduction in expenses associated with an investor relations contract that was suspended in 2015. We anticipate that our selling and administration expenses will remain at the same level in 2017 as 2016. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses.

Interest Expense Interest expense increased 18% in 2016 as compared to 2015 as a result of increased borrowings in 2016. The Company pays interest monthly on the notes payable to our principal stockholder at prime rate less 0.5%, with rates reset as often as the Federal Reserve changes interest rates, which was a weighted average of 2.946% for 2016, as compared to an average of 2.586% for 2015. We expect interest expense to decline during 2017 as a result of the conversion of a portion of the debt to equity by Mr. Vittoria in November 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2016, we had cash of $12,806 as compared to cash of $34,471 at December 31, 2015. At December 31 2016, we had negative working capital of $8,266,892 and our current ratio (current assets to current liabilities) was .11 to 1. At December 31, 2015 we had negative working capital of approximately $1,016,765 and our current ratio was .49 to 1. The decrease in working capital is primarily attributable to decreases in inventory, cash, and deferred compensation which was offset by increases in accounts receivable, prepaid expense, accounts payable, accrued liabilities and a reclassification of long term debt to short term. The 17% decrease in inventories at December 31, 2016 as compared to December 31, 2015 reflects reduced ordering of inventory in order to conserve cash flow.

We do not currently have any commitments for capital expenditures.

Operating activities

Net cash used in operating activities was $1,268,730 for 2016 as compared to $1,303,075 for 2015.  In both periods, we principally used cash to fund our net losses.  Other period to period changes included increases in accounts receivable, prepaid and other current assets and deferred compensation in 2016 which were partially offset by decreased inventory.

Investing activities

Net cash used in investing activities during 2016 was $112,912, as compared to $61,924 for 2015. The majority of the 2016 and 2015 investment activity related to capitalized patent costs and the purchase of computer equipment.

Financing activities

Net cash provided by financing activities was $1,359,977 for 2016, as compared to $1,346,182 for 2015. During 2016, $1,263,732 was received from a note payable due to our primary stockholder and another $100,000 was received from a stockholder who is also a director and the sole owner of Boxwood Associates, Inc.  These amounts were offset by payment of $3,755 on capital leases.  During 2015, $1,350,250 was received from a note payable due to our primary stockholder.   These amounts were offset by payment of $4,068 on capital leases.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our Chief Executive Officer, and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and our Vice President who serves as our principal financial officer, concluded that as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework “2013”.  Based on this assessment, our management has concluded that as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and/or members of our Board of Directors:

Name	Age	Positions
Joseph V. Vittoria	81	Chairman of the Board of Directors and Chief Executive Officer
Kevin G. Kroger	65	President, Chief Operating Officer and Director
John S. Caldwell	72	Director
Dominick Telesco	85	Director
Alan J. Sandler	78	Principal Financial Officer, Vice President, Chief Administrative Officer and Corporate Secretary

Joseph V. Vittoria was appointed to the Puradyn Board of Directors as Chairman on February 8, 2000 and to the office of Chief Executive Officer on October 24, 2006. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. from 1997 until it was sold in 2000. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc., and was its President and Chief Operating Officer from 1982 to 1987. Mr. Vittoria also serves on the Boards of City Car Services, Inc. and Lenger Financial. He is also an Emeritus Member of the Columbia Business School’s Board of Overseers.

Mr. Vittoria’s extensive management, banking, organizational growth and experience bring oversight and guidance to the Company’s entire organization. The Board believes that Mr. Vittoria has the experience, qualifications, attributes and skills necessary to serve as Chairman.

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

Lieutenant General (Retired) John S. Caldwell, Jr. was appointed to the Puradyn Board of Directors on August 25, 2005 and served as Chairman of the Compensation Committee until it was disbanded in March 2016.  Gen. Caldwell served as the Army’s top ranking officer for Acquisition, Logistics and Technology when he retired in January 2004. Also served as Director of the 50,000-person Army Acquisition Workforce, responsible for personnel development and training policy and key assignment recommendations. Prior to these positions, Gen. Caldwell served as the Commanding General of the US Army Tank-Automotive and Armaments Command (TACOM), in which capacity he developed, fielded and supported lethality, survivability and mobility capabilities for approximately 70% of the Army’s ground force. He served 4 years as the Project Manager, Abrams Tank System, leading R&D, production, quality assurance, procurement and logistical support of the Army’s tank program, a $600 million R&D, $15 billion procurement program with major international components.  General Caldwell currently consults in various capacities, including Senior Vice President, The Spectrum Group. General Caldwell holds the degrees of Bachelor of Science from the US Military Academy, West Point, in New York; Master in Mechanical Engineering from Georgia Institute of Technology in Atlanta, GA, and the Industrial College of the Armed Forces. General Caldwell served as a member of the board of Taser International from 2007 to May 2016.

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the year ended December 31, 2016 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2016, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any officer, director or 10% or greater stockholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2016.

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

Role of our Board in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Mr. Vittoria serves as both our Chief Executive Officer and Chairman of the Board.  Messrs. Caldwell and Telesco are considered independent directors, but we do not have a “lead” independent director.  The business and operations of our Company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our Company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management. In their roles and as independent directors, Messrs. Caldwell and Telesco meet regularly with management to discuss strategy and risks we face and to address any questions or concerns they may have on risk management and any other matters.

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

Committees of the Board of Directors

Audit Committee

The Company had an independent Audit Committee until March 2016.  Currently, the functions of the Audit Committee are carried out by the entire Board with guidance from our independent auditors and corporate counsel.

Compensation Committee

  The Company had an independent Compensation Committee until March 2016.  Currently, the functions of the Compensation Committee are carried out by the entire Board with guidance from senior management.

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for:

•

our principal executive officer or other individual serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2016 as that term is defined under Rule 3b-7 of the Exchange Act

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with FASB ASC 718, Compensation-Stock Compensation. The assumptions made in the valuations of the option awards are included in Note 13 of the Notes to our Financial Statements for the year ended December 31, 2015 appearing elsewhere in this report. During 2016, two executives deferred 14% and 29% of base wages.  During 2015, two executives deferred 11% and 48% of base wages. The amounts included below reflect wages actually earned during the respective periods.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph V. Vittoria [1]	2016	—	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—	—
Kevin Kroger [2]	2016	186,000	—		—	—	—
	2015	186,000	—	16,370	—	—	—	16,165	218,535
Alan Sandler [3]	2016	112,000	—		—	—	—
	2015	112,000	—	16,370	—	—	—	1,453	129,823

———————

1.

Mr. Vittoria, who is also the Chairman of our Board of Directors, serves as our Chief Executive Officer. Mr. Vittoria’s compensation excludes interest paid to him under the working capital loan he provides to our Company. See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report.

2.

Mr. Kroger serves as our President and Chief Operating Officer. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Kroger during each fiscal year and disability and life insurance premiums we pay on his behalf. Annual salary deferral of $26,445 and $21,185, which is included in his salary for 2016 and 2015, respectively, in the foregoing table, and 100,000 employee stock options, exercisable at $0.16 per share, with a four-year vesting period from date of grant As there is no written agreement with Mr. Kroger which memorializes the terms of salary deferral, only an election to do so, it is possible that he could demand payment in full at any time, elect to no longer defer his salary, or reduce the amount he currently defers.

3.

Mr. Sandler serves as our principal financial officer, Vice President, and Chief Administrative Officer. All Other Compensation in the foregoing table represents the amounts for reimbursement of health care premiums provided in the same percentage amount as to all employees. Annual salary deferral of $32,000  and $53,760 in his salary for 2016 and 2015, respectively, in the foregoing table, and 100,000 employee stock options, exercisable at $0.16 per share, with a four-year vesting period from date of grant. As there is no written agreement with Mr. Sandler which memorializes the terms of salary deferral, only an election to do so, it is possible that he could demand payment in full at any time, elect to no longer defer his salary, or reduce the amount he currently defers.

How our Executive Officers Compensation is Determined

Mr. Vittoria, who has served as our Chief Executive Officer since October 2006, is not a party to an employment agreement with the Company. He receives no compensation and does not participate in any of the Company’s insurance plans.

On July 3, 2000, the Company entered into an employment agreement, with an initial term of three years, with Mr. Kroger, who serves as our President and Chief Operating Officer. Thereafter, the contract was amended on December 23, 2002 and July 3, 2003. The term of the agreement automatically renews on a year to year basis on the same terms and conditions contained herein in effect as of the time of renewal.  The contract provided for an annual salary of $166,000, minimum bonuses of $50,000, $80,000 and $80,000, respectively, for the years 2000 through 2002; 300,000 qualified stock options; a one-year salary severance clause, and certain insurance and auto allowance compensations. On December 23, 2002, it was agreed that the President receive 100,000 shares of common stock in lieu of the $80,000 bonus due to be paid. Mr. Kroger is also entitled to paid health insurance, a life insurance and disability policy, a $1,000 per month car allowance, five weeks paid vacation and other executive benefits which may be made available from time to time. Upon entering into the agreement we granted Mr. Kroger 10-year options to purchase 300,000 shares of our common stock at the then fair market value of our common stock which vested in equal installments on the first, second, third and fourth anniversary date of the agreement. The agreement also contains customary indemnification, non-compete, confidentiality and invention assignment clauses. The term of the agreement continues on a year-to-year basis on the same terms and conditions as were in effect at the time of renewal. The agreement may be terminated by us upon Mr. Kroger’s death or disability, by us for good cause as defined in the agreement, or by either party without cause. In the event the agreement is terminated on Mr. Kroger’s death, by us for cause or by him without cause, we do not owe any severance benefits. If the agreement is terminated as a result of his disability, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year.  If the agreement is terminated by us without cause or by Mr. Kroger in the event of a change of control of our Company, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year, together with any declared but unpaid bonus. The addendum dated July 3, 2003 discontinued the bonus provision of the contract but all other terms and conditions of the contract remain in effect. During 2016 and 2015, Mr. Kroger’s base annual salary was $186,000 with approximately $26,445 and $21,185, or 14% and 11%, respectively, deferred annually. As there is no written agreement with Mr. Kroger which memorializes the terms of salary deferral, only an election to do so, it is possible that he could demand payment in full at any time, elect to no longer defer his salary, or reduce the amount he currently defers.

Mr. Sandler, who has served as our principal financial officer since April 2010 and Vice President and Chief Administrative Officer since January 2000, is not a party to an employment agreement with the Company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Sandler’s compensation including the scope of his duties and responsibilities to our Company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in determining the amount of Mr. Sandler’s compensation. During 2016 and 2015 Mr. Sandler’s compensation package included a base annual salary of $112,000, with approximately $32,000 and $53,760, or 29% and 48% deferred in 2016 and 2015, respectively, and company-provided benefits and reimbursement of his health care premiums in the same percentage amount as provided to all employees. As there is no written agreement with Mr. Sandler which memorializes the terms of salary deferral, only an election to do so, it is possible that he could demand payment in full at any time, elect to no longer defer his salary, or reduce the amount he currently defers.   The amount payable to Mr. Sandler can be increased at any time upon the determination of the Board and/or senior management.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2016:

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Joseph V. Vittoria						—	—	—	—
	500,000	—		.18	11/22/18	—	—	—	—
Kevin Kroger	100,000	—	—	0.26	06/10/18	—	—	—	—
	100,000	—	—	0.21	9/8/20	—	—	—	—
	150,000	—	—	0.28	02/04/21	—	—	—	—
	150,000		—	0.14	3/30/22	—	—	—	—
	33,332	66,668	—	0.16	5/26/25
Alan Sandler	100,000	—	—	0.26	06/10/18	—	—	—	—
	100,000	—	—	0.30	08/05/18	—	—	—	—
	75,000	—	—	0.21	09/08/20	—	—	—	—
	75,000	—	—	0.28	02/04/21	—	—	—	—
	75,000		—	0.14	3/30/22	—	—	—	—
	33,332	66,668	—	0.16	5/26/25

Incentive and Non-qualified Stock Option and Stock Award Plans

We currently have two stock option plans, our 2010 Option Plan and our Directors' Plan.  Our earlier plans which were adopted in 1996 and 1999 have expired by their terms.  Please see Note 13 to the notes to our financial statements appearing elsewhere in this report for a description of the material terms of these plans.

Director Compensation

Each independent member of the Board of Directors is automatically granted 5,000 options upon election or appointment as a new member of the Board of Directors. Each independent director receives an additional 5,000 options at the close of each annual meeting of stockholders or on the anniversary of their appointment to the Board. Additionally, and at such time as the Board forms committees, each independent director automatically received 2,500 options for each committee of the Board on which the director serves. Options are granted at a price equal to the fair market value of the stock on the date of grant, are exercisable commencing two years following grant, and will expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service. Our management directors do not receive any compensation for their services as directors.

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2015. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 13 of the Notes to our Financial Statements for the year ended December 31, 2016 appearing elsewhere in this report.

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

———————

(1)

On August 25, 2016, General Caldwell was granted options to purchase 5,000 shares of common stock at an exercise price of $0.04 per share, vesting on August 25, 2018 and expiring on August 25, 2021.

 (2)

If not previously exercised, Mr. Hayes’ options will expire one year following the date of his June 30, 2016 resignation from the board.

(3)

On December 19, 2016, Mr. Telesco was granted options to purchase 5,000 shares of common stock at an exercise price of $0.07 per share, vesting on December 19, 2018 and expiring on December 19, 2021. On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco is President of Boxwood Associates, Inc.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 26, 2016 we had 69,016,468 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2016 by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Joseph V. Vittoria (1)	26,097,753	37.8%
Kevin G. Kroger (2)	1,226,041	1.8%
Alan J. Sandler (3)	513,270	*
Lieutenant General John S. Caldwell, Jr. US Army (retired)(4)	22,500	*
Dominick Telesco (5)	6,242,570	9.5%
All officers and directors as a group (five persons) (1)(2)(3)(4)(5)	34,102,134	49.1%

———————

*

represents less than 1%

(1)

The number of shares beneficially owned by Mr. Vittoria includes:

•

options to purchase 500,000 shares of common stock at $0.18 per share through November 22, 2018.

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

The number of shares beneficially owned by General Caldwell excludes:

•

unvested options to purchase 7,500 shares of common stock at $0.13 per share through August 25, 2020; and

•

unvested options to purchase 5,000 shares of common stock at $0.04 per share through August 25, 2021; and

(5)

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

The number of shares beneficially owned by Mr. Telesco excludes:

•

unvested options to purchase 5,000 shares of common stock at $0.07 per share through December 18, 2020; and

•

unvested options to purchase 5,000 shares of common stock at $0.07 per share through December 19, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2016.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

Please see Note 16 to the Company's audited financial statements appearing elsewhere in this report for a description of transactions with related parties during 2016 and 2015.

Director Independence

John S. Caldwell and Dominick Telesco are considered "independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Liggett & Webb, P.A., served as our independent registered public accounting firm for 2016 and 2015. The following table shows the fees that were billed for the audit and other services provided by such firm for 2016 and 2015.

	2016	2015

Audit Fees	$39,000	$45,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$39,000	$45,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2016 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated July 24, 1996 (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated December 13, 1996 (2)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated February 3, 1998 (3)
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated March 5, 2009 (4)
3.5	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011 (12)
3.6	Bylaws (1)
4.1	Form of common stock certificate (6)
4.2	Form of Common Stock Purchase Warrant to be issued to Catalyst Global LLC (16)
4.3	Form of Common Stock Purchase Warrant to be issued to Rainerio Reyes (18)
10.1	2000 Non-Employee Directors’ Plan (5)
10.2	Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (1)
10.3	Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995 (1)
10.4	Master Distributor Agreement dated February 18, 2008 by and between Puradyn Filter Technologies Incorporated and Filter Solutions Ltd. (8)
10.5	Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger, as amended (8)
10.6	Standby Commitment Agreement Amendment No. 16 dated March 5, 2014 (15)
10.7	Consulting Agreement dated October 20, 2009 between Puradyn Filter Technologies Incorporated and Boxwood Associates, Inc.(13)
10.8	2010 Stock Option Plan (10)
10.9	Lease between Puradyn Filter Technologies, Inc. and Duke PBC At Quantum I-9, LLC (14)
10.10	Standby Commitment Agreement Amendment No. 17 dated March 19, 2015 (17)
10.11	Standby Commitment Agreement Amendment No. 18 dated March 20, 2016 (18)
10.12	Promissory Note dated January 6, 2016 with Dominick A. Telesco (18)
10.13	Advisory Agreement dated March 7, 2016 by and between Puradyn Filter Technologies Incorporated and Rainerio Reyes (18)
10.14	Debt Conversion Agreement with Joe Vittoria dated November 11, 2016 (20)
10.17	Promissory Note Forgiveness Agreement dated February 9, 2017*
14.1	Business Ethics and Conflicts of Interest Statement (21)
23.1	Consent of Liggett & Webb, P.A.*
31.1	Section 302 certification of Chief Executive Officer*
31.2	Section 302 certification of Principal financial and accounting officer*
32.1	Section 906 certification of Chief Executive Officer*
32.2	Section 906 certification of Principal financial and accounting officer*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

(4)

Incorporated by reference to the exhibit to the Current Report on Form 8-K as filed on March 16, 2009.

(5)

Incorporated by reference from the exhibits to the Annual Report on Form 10-KSB/A for the year ended December 31, 2000.

(6)

Incorporated by reference to exhibits to the Form 8-A as filed with the Securities and Exchange Commission on December 6, 2001.

(7)

Incorporated by reference to exhibits to the Annual Report on Form 10-KSB for the period ended March 31, 2004.

(8)

Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-155054, as declared effective on November 14, 2008, as amended.

(9)

Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008.

(10)

Incorporated by reference to exhibit to the Current Report on Form 8-K filed August 5, 2010.

(11)

Incorporated by reference to the exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2014.

(12)

Incorporated by reference to exhibit to the Current Report on Form 8-K filed August 15, 2011.

(13)

Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.

(14)

Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2012.

(15)

Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2013.

(16)

Incorporated by reference to the Quarterly Report on form 10-Q for the period ended September 30, 2014

(17)

Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2014.

(18)

Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2015.

(19)

Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2016.

(20)

Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2016.

(21)

Incorporated by reference to the Annual Report on Form 10-KSB for the period ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puradyn Filter Technologies Incorporated (Registrant)

By:	/s/ Joseph V. Vittoria
Chairman and Chief Executive Officer
Date: March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

March 30, 2017

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
John S. Caldwell, Director

/s/ Dominick Telesco
Dominick Telesco, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Puradyn Filter Technologies, Inc.

We have audited the accompanying balance sheets of Puradyn Filter Technologies, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Puradyn Filter Technologies, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 30, 2017

PURADYN FILTER TECHNOLOGIES INCORPORATED

BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$12,806	$34,471
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	260,171	116,425
Inventories, net	682,108	817,437
Prepaid expenses and other current assets	55,447	23,594
Total current assets	1,010,532	991,927

Property and equipment, net	42,502	61,919
Other noncurrent assets	470,408	374,720
Total assets	$1,523,442	$1,428,566

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$147,584	$73,844
Accrued liabilities	334,910	321,508
Current portion of capital lease obligation	3,755	3,755
Deferred compensation	1,602,826	1,609,585
Notes Payable - stockholders	7,188,349	—
Total current liabilities	9,277,424	2,008,692

Capital lease obligation, less current portion	3,443	7,198
Notes Payable - stockholders	—	11,924,617
Total Long Term Liabilities	3,443	11,931,815
Total Liabilities	9,280,867	13,940,507

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 69,016,468 and 48,683,135, respectively	69,016	48,683
Additional paid-in capital	53,504,744	47,329,344
Accumulated deficit	(61,331,185)	(59,889,968)
Total stockholders’ deficit	(7,757,425)	(12,511,941)
Total liabilities and stockholders’ deficit	$1,523,442	$1,428,566

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015

Net sales	$1,949,130	$1,974,799
Cost of sales	1,463,798	1,459,308
Gross profit	485,332	515,491

Costs and expenses:
Salaries and wages	878,408	897,247
Selling and administrative	701,427	769,648
Total Operating Costs	1,579,835	1,666,895

Loss from operations	(1,094,503)	(1,151,404)

Other (expense):
Interest expense	(346,714)	(294,686)
Total other expense	(346,714)	(294,686)

Provision for income taxes	—	—

Net loss	$(1,441,217)	$(1,446,090)

Basic and diluted loss per common share	$(0.03)	$(0.03)

Basic and diluted weighted average common shares Outstanding	51,301,400	48,683,135

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Operating activities
Net loss	$(1,441,217)	$(1,446,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,640	41,700
Loss on disposal of fixed assets	—	4,332
Gain on extinguishment of lease	—	(3,279)
Provision for obsolete and slow moving inventory	17,108	21,211
Compensation expense on stock-based arrangements with employees, consultants, vendors and investors	95,733	119,413
Changes in operating assets and liabilities:
Accounts receivable	(143,746)	88,889
Inventories	118,221	(250,958)
Prepaid expenses and other current assets	(31,853)	68,299
Accounts payable	73,742	(56,753)
Accrued liabilities	13,401	14,507
Deferred compensation	(6,759)	95,654
Net cash used in operating activities	(1,268,730)	(1,303,075)

Investing activities
Capitalized patent costs	(109,732)	(40,005)
Purchases of equipment	(3,180)	(21,919)
Net cash used in investing activities	(112,912)	(61,924)

Financing activities
Proceeds from issuance of notes payable to stockholders	1,363,732	1 ,350,250
Repayment of notes payable to stockholders	(100,000)	—
Proceeds from stockholder loan	100,000	—
Payment of capital lease obligations	(3,755)	(4,068)
Net cash provided by financing activities	1,359,977	1,346,182

Net decrease in cash	(21,665)	(18,817)

Cash at beginning of year	34,471	53,288

Cash at end of year	$12,806	$34,471

Supplemental cash flow information
Cash paid for interest	$330,164	$278,996
Cash paid for taxes	$—	$—

Noncash investing and financing activities
Forgiveness of note payable and accrued interest – related party	$—	$26,386
Conversion of note payable Stockholder to common stock	$6,100,000	$—
Assets acquired from capital lease	$—	$15,020

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2014	—	$—	48,683,135	$48,683	$47,183,545	$(58,443,878)	$(11,211,650)

Net loss	—	—	—	—	—	(1,446,090)	(1,446,090)
Forgiveness of note payable and accrued interest – related party	—	—	—	—	26,386	—	26,386
Warrants issued to consultants	—	—	—	—	49,153	—	49,153
Compensation expense associated with unvested option awards	—	—	—	—	70,260	—	70,260
Balance at December 31, 2015	—	—	48,683,135	48,683	47,329,344	(59,889,968)	(12,511,941)

Net loss	—	—	—	—	—	(1,441,217)	(1,441,217)
Conversion of note payable stockholder to common stock	—	—	20,333,333	20,333	6,079,667	—	6,100,000
Warrants issued to consultants	—	—	—	—	30,277	—	30,277
Compensation expense associated with unvested option awards	—	—	—	—	65,456	—	65,456
Balance at December 31, 2016	—	$—	69,016,468	$69,016	$53,504,744	$(61,331,185)	$(7,757,425)

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2016 and December 31, 2015, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2016 and December 31, 2015, respectively, because of their short-term natures.

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

DECEMBER 31, 2016 AND 2015

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

Patents

Patents are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the patents. The estimated useful lives of patents are approximately 20 years. Upon retirement, the cost and related accumulated amortization are eliminated from their respective accounts, and the resulting gain or loss is included in results of operations.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016 AND 2015

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2016 and December 31, 2015, respectively:

	2016	2015
Balance as of beginning of year	$20,000	$20,000
Less: Payments made	—	—
Add: Provision for current years warranty	—	—

Balance as of end of year	$20,000	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2016 and 2015, advertising costs incurred by the Company totaled approximately $12,130 and $7,951, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2016 and 2015, engineering and development costs incurred by the Company totaled $9,068 and $9,210, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2016 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements.

In 2016 and 2015, respectively, 30,000 and 787,500 options were granted at fair market value on the date of grant pursuant to the Stock Option Plan.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016 AND 2015

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2016 and December 31, 2015, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 17 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 4,680,840 in 2016 and 4,957,915 in 2015.

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016 AND 2015

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

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017.  The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”, (“ASU 2016-09”). This guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2. Going Concern

The Company’s financial statements have been prepared on the basis that it will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses each year since inception, negative cash flows, and has relied on loans from its principal shareholder to fund its operations. The principal stockholder has recently advised the Company that he does not expect to continue to provide working capital advances to the Company at historic levels. If the Company does not raise funds as needed, or if the principal stockholder should discontinue his practice of advancing funds, the Company’s existing business and operations will be in jeopardy.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from a current stockholder have led the Company’s management to conclude there is substantial doubt about the Company’s ability to continue as a going concern.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016 AND 2015

3. Inventories

At December 31, 2016 and December 31, 2015 inventories consisted of the following:

	2016	2015

Raw materials	$1,074,156	$1,145,452
Finished goods	112,535	159,460
Valuation allowance	(504,583)	(487,475)
	$682,108	$817,437

4. Prepaid Expenses and Other Current Assets

At December 31, 2016 and December 31, 2015, prepaid expenses and other current assets consisted of the following:

	2016	2015

Prepaid expenses	$27,447	$23,594
Deposits	28,000	—
	$55,447	$23,594

5. Property and Equipment

At December 31, 2016 and December 31, 2015, property and equipment consisted of the following:

	2016	2015

Machinery and equipment	$1,045,217	$1,045,217
Furniture and fixtures	56,558	56,558
Leasehold improvements	129,722	129,722
Software and website development	88,842	88,842
Computer hardware and software	153,249	150,069
	1,473,588	1,470,408
Less accumulated depreciation and amortization	(1,431,086)	(1,408,489)
	$42,502	$61,919

Depreciation and amortization expense of property and equipment for the years ended December 31, 2016 and 2015 is $22,597 and $28,579, respectively, of which $5,064 and $6,404 is included in cost of products sold, and $17,533 and $25,947 is included in selling and administrative costs, respectively, in the accompanying statements of operations.

6. Patents

Included in other assets at December 31, 2016 and 2015 are capitalized patent costs as follows:

	2016	2015

Patent costs	$482,142	$372,411
Less accumulated amortization	(47,555)	(33,512)
	$434,587	$338,899

Amortization expense for the year ended December 31, 2016 and 2015 amounted to $14,043 and $13,122, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016 AND 2015

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

The Company leases a condominium in Ocean Ridge, Florida, on an annual basis, to provide accommodations for Company use, primarily for Mr. Alan Sandler and Mr. Kevin Kroger, the Company’s Principal Financial Officer, Vice President and Chief Administrative Officer, and Chief Operating Officer, respectively. The lease has an annual expense of $8,500. In December 2016, the Company renewed the lease at an annual expense of $8,500 until December 20, 2017.

Rent expense under all operating leases for the years ended December 31, 2016 and 2015 totaled $268,759 and $268,759, respectively, of which $204,568 and $204,568 is included in cost of products sold and $64,191 and $64,191 is included in selling and administrative costs, respectively, in the accompanying statements of operations.

In January 2012 and August 2011, the Company entered into capital lease obligations for the purchase of $15,383 and $13,681, respectively of office equipment, which is included in property and equipment.  As of December 31, 2016 and 2015 the office equipment was recorded net of $7,198 and $12,016 respectively, of accumulated depreciation, in the accompanying balance sheets.  In January 2015 the Company entered into a new capital lease for office equipment in the amount of $15,020. The Company recorded a loss on extinguishment of previous capital lease of $3,279.

Future minimum lease commitments due for facilities and equipment leases under non-cancellable capital and operating leases at December 31, 2016 are as follows:

	Capital Leases	Operating Leases
2017	$6,884	$159,659
2018	—	164,448
2009 and thereafter		97,586
Total minimum lease payments	6,884	$421,693
Less amount representing interest	—
Present value of minimum lease payments	$6,884

8. Accrued Liabilities

At December 31, 2016 and December 31, 2015, accrued liabilities consisted of the following:

	2016	2015
Accrued wages and benefits	$60,904	$64,844
Accrued expenses relating to vendors and others	138,863	133,646
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	84,988	69,419
Deferred rent	30,155	33,599
	$334,910	$321,508

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016 AND 2015

9. Deferred Compensation

Deferred compensation represents amounts owed to four employees for salary. As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. As of December 31, 2016 and 2015 the Company recorded deferred compensation of $1,602,826 and $1,609,585, respectively.

10. Notes Payable to Stockholders and Capital Leases

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an Executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.946% and 2.5865% per annum at December 31, 2016 and 2015, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2017. Refer to Note 16.

During the year ended December 31, 2016 we borrowed an additional $1,363,732 from him and repaid $100,000, and at December 31, 2016 we owed him $7,088,349 which represented approximately 76% of our total liabilities. Subsequent to December 31, 2016, he has advanced an additional $200,000 in working capital funding. On November 11, 2016 $6.1 million of principal and interest was converted into 20,333,333 shares of our common stock at a conversion price of $0.30 per share. This conversion was above the market price of our common stock.  The balance of this loan, which is unsecured, matures on December 31, 2017.  While he has continued to fund our working capital needs and extend the due date of the obligation, he is under no contractual obligation to do so.  He has recently advised us he does not expect to continue to provide working capital advances to us at historic amounts or extend the due date of the obligation. If we are unable to meet our obligation to our Chairman and Chief Executive Officer prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

Additionally, the Company had unsecured loans outstanding from a member of the board of directors who is also a significant stockholder, totaling $100,000 at December 31, 2016.  The notes bear interest at a rate of 5% per annum and are due January 7, 2017.  Please see Note 18 to the Company's audited financial statements appearing elsewhere in this report.

During the years ended December 31, 2016 and 2015, the Company incurred interest expense of $345,734 and $249,134, respectively, on its loans from this stockholder, which is included in interest expense in the accompanying statements of operations. Also included in interest expense at December 31, 2016 and 2015 were $980 and $1,997 of interest related to capital lease obligations, financing and loans from a stockholder.

Notes payable and capital leases consisted of the following at December 31, 2016 and December 31, 2015:

	2016	2015
Notes payable to stockholders	$7,188,349	$11,924,617
Capital lease obligation	7,198	10,953
	7,195,547	11,935,570
Less: current maturities	(3,443)	(3,755)
	$7,192,140	$11,931,815

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016 AND 2015

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2016 were:

2017	7,192,104
2018	3,443
$7,195,547

11. Income Taxes

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$16,432,788	$16,922,143
Accrued expenses and reserves	203,045	196,607
Compensatory stock options and warrants	228,672	192,648
Capital Loss Carryover	—	—
Other	5,407	5,406
Total deferred tax assets	16,869,912	17,316,804
Valuation allowance	(16,869,912)	(17,316,804)
Net deferred tax assets	$—	$—

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $16,869,912 and $17,316,804 against its net deferred taxes is necessary as of December 31, 2016 and December 31, 2015, respectively. The change in valuation allowance for the years ended December 31, 2016 and 2015 is $446,892 and $294,436 respectively.

At December 31, 2016 and December 31, 2015, respectively, the Company had $43,669,900 and $44,969,819, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2017.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2016	2015

Federal statutory taxes	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)
Nondeductible items	0.72	0.72
Change in valuation allowance	36.91	36.91
	—%	—%

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016 AND 2015

12. Commitments and Contingencies

Agreements

In January 2017, the Company renewed the lease at an annual expense of $8,500 on a condominium in Ocean Ridge, Florida until December 20, 2017.

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

13. Stock Options

The Company has three stock option plans, one adopted in September 1999 and amended in June 2000 (the “1999 Option Plan”, which expired in 2009), one adopted on November 8, 2000 (the “Directors’ Plan”), and one adopted in July 2010 (the “2010 Option Plan”). The 1999 Option Plan provided for the granting of up to 3,000,000 options, the Directors’ Plan provides for the granting of up to 400,000 options, and the 2010 Option Plan provides for the granting of 4,000,000 options.

On June 24, 2014, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission amending the shares of Common Stock included within its 2010 Stock Option from 2,000,000 shares to 4,000,000 shares.

The 2010 Plan provides for the granting of both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, at the discretion of the Board of Directors. Each plan limits the exercise price of the options at no less than the quoted market price of the common stock on the date of grant. The option term is determined by the Board of the Directors, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company’s common stock, no more than five years after the date of the grant. Generally, under both plans, options to employees vest over four years at 25% per annum, except for certain grants to employees that vest 25% upon grant with remaining amounts over two years at 50% and 25% per annum, respectively.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016 AND 2015

On April 5, 2016, the Company granted an employee options to purchase 20,000 shares of the Company’s common stock, at an exercise price of $0.04 per share. The options vest over a four-year period and expire April 5, 2026. The quoted market price of the common stock at the time of issuance of the options was $0.04 per share. The fair value of the options totaled $696 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.38%, ii) expected life of 10 years, iii) dividend yield of 0%, iv) expected volatility of 172%.

On August 25, 2016, the Company granted one director options to purchase 5,000 shares of the Company’s common stock, at an exercise price of $0.04 per share. The options vest over a two year period and expire August 25, 2021. The quoted market price of the common stock at the time of issuance of the options was $0.04 per share. The fair value of the options totaled $169 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .8%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 188%.

On December 19, 2016, the Company granted one director options to purchase 5,000 shares of the Company’s common stock, at an exercise price of $0.07 per share. The options vest over a two year period and expire December 19, 2021. The quoted market price of the common stock at the time of issuance of the options was $0.07 per share. The fair value of the options totaled $343 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.45%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 207%.

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

On December 9, 2015, the Company granted one director options to purchase 2,500 shares of the Company’s common stock, at an exercise price of $0.11 per share. The options vest over a two-year period and expire December 9, 2025. The quoted market price of the common stock at the time of issuance of the options was $0.11 per share. The fair value of the options totaled $272 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.39%, ii) expected life of  10 years, iii) dividend yield of 0%, iv) expected volatility of 167%.

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

DECEMBER 31, 2016 AND 2015

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

At December 31, 2016 there was $59,168 of unrecognized compensation cost related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of 4 years. At December 31, 2015 there was $129,577 of unrecognized compensation cost related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of 2.08 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the closing price. As of December 31, 2016 and 2015, the Company had options outstanding to purchase an aggregate of 3,365,500 and 3,858,000 shares respectively, with an exercise price above the quoted price of the Company’s stock, resulting in no intrinsic value.

Additional information concerning the activity in the three option plans is as follows:

	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,858,000	$0.22	3,560,065	$0.24
Granted	30,000	0.05	787,500	0.16
Exercised	—	—	—	—
Cancelled	—	—	—	—
Expired	(522,500)	(0.30)	(489,565)	0.34
Outstanding, end of year	3,365,500	$0.20	3,858,000	$0.22
Exercisable, end of year	2,804,660	$0.20	2,851,333	$0.23
Options available for future grant, end of year	1,303,336		537,008

Additional information concerning the unvested options is as follows:

	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Non-Vested options at beginning of year	1,006,667	$0.17	675,014	$0.16
Granted	30,000	0.05	787,500	0.16
Vested	(445,827)	0.17	(455,847)	0.16
Cancelled	(30,000)	0.17	—	—
Non-Vested options end of year	560,840	$0.16	1,006,667	$0.17

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016 AND 2015

Summarized information with respect to options outstanding under the three option plans at December 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.04-.40	3,365,500	4.59	0.20	2,804,660	0.20

The estimated fair value of each stock option grant on the date of grant was computed using the following weighted-average assumptions:

December 31,
	2016	2015
Risk-free interest rate	0.79%-1.45%	0.93%-1.39%
Expected term (life) of options (in years)	4-10	5-10
Expected dividends
Expected volatility	171.79% -205.5%	164.47%-169.10%

14. Common Stock

On November 11, 2016 $6.1 million of principal and interest was converted into 20,333,333 shares of our common stock at a conversion price of $0.30 per share. This conversion was above the market price of our common stock.  The balance of this loan, which is unsecured, matures on December 31, 2017.

15. Warrants

At December 31, 2016 and 2015, 1,315,340 and 1,099,915 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and began expiring on March 24, 2013 with the remaining warrants expiring at various dates through October 1, 2019. Information concerning the Company’s warrant activity is as follows:

	2016		2015
	Weighted Average Exercise		Weighted Average Exercise
	Warrants	Price	Warrants	Price
Outstanding, at the beginning of year	1,099,915	$0.32	1,068,280	$0.37
Granted	350,000	0.05	264,585	0.25
Exercised	—	—	—	—
Expired	(134,575)	(0.39)	(232,950)	0.50
Outstanding, at the end of year	1,315,340	$0.24	1,099,915	$0.32

	Warrants Outstanding – December 31, 2016
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.05 - $0.50	1,315,340	2.34	$0.24
Totals	1,315,340	2.34	$0.24

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016 AND 2015

On March 7, 2016, The Company granted warrants to purchase 350,000 shares of its common stock, priced at $0.05 per share. The warrants vest immediately and expire March 7, 2021. The quoted market price of the common stock at the time of issuance of the warrants was $0.09 per share. The fair value of the warrants totaled $30,277 using the Black-Scholes pricing model with the following assumptions: i) risk free interest rate of 0.99%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 171%.

On January 1, 2015, The Company granted warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share. The warrants vest immediately and expire October 1, 2019. The quoted market price of the common stock at the time of issuance of the warrants was $0.22 per share. The fair value of the warrants totaled $11,242 using the Black-Scholes pricing model with the following assumptions: i) risk free interest rate of 0.96%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 173%.

On February 3, 2015, The Company granted warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share. The warrants vest immediately and expire October 1, 2019. The quoted market price of the common stock at the time of issuance of the warrants was $0.21 per share. The fair value of the warrants totaled $10,385 using the Black-Scholes pricing model with the following assumptions: i) risk free interest rate of 1.06%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 173%.

On March 1, 2015, The Company granted warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share. The warrants vest immediately and expire October 1, 2019. The quoted market price of the common stock at the time of issuance of the warrants was $0.19 per share. The fair value of the warrants totaled $9,331 using the Black-Scholes pricing model with the following assumptions: i) risk free interest rate of 0.90%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 173%.

On April 1, 2015, the Company granted warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share. The warrants vest immediately and expire October 1, 2019. The quoted market price of the common stock at the time of issuance of the warrants was $0.19 per share. The fair value of the warrants totaled $9,504 using the Black-Scholes pricing model with the following assumptions: i) risk free interest rate of 0.99%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 171%.

On May 1, 2015, the Company granted warrants to purchase 52,917 shares of its common stock, priced at $0.25 per share. The warrants vest immediately and expire October 1, 2019. The quoted market price of the common stock at the time of issuance of the warrants was $0.18 per share. The fair value of the warrants totaled $8,691 using the Black-Scholes pricing model with the following assumptions: i) risk free interest rate of 1.02%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 169%.

16. Related Party Transactions

In March 2002 the Company executed a binding agreement with its CEO, who is also a principal stockholder, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (2.946% and 2.5865% per annum at December 31, 2016 and 2015, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended from December 31, 2007 to December 31, 2017.  If we are unable to meet our obligation to our Chairman and Chief Executive Officer prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation. Refer to Note 10.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2016 AND 2015

During the year ended December 31, 2016, the Company had drawn the full funding amount under the initial agreement of $6.1 million plus additional advances of $7,088,349. On November 11, 2016, the Company and its Chairman and CEO entered into a Conversion Agreement pursuant to which $6,100,000 of principal and accrued but unpaid interest due him for working capital advanced to the Company as described in Notes 10 and 13 was converted into 20,333,333 shares of the Company's common stock at a conversion price of $0.30 per share in full satisfaction of such amount. Additionally, the Company has an unsecured loan outstanding from a member of the board of directors who is also a significant stockholder, totaling $100,000 at December 31, 2016. The note bears interest at a rate of 5% per annum and is due January 7, 2017. On February 9, 2017 a member of the Board of Directors forgave the principal amount of $25,000.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of 2016 and 2015 we paid Boxwood Associates, Inc. $24,000 under this agreement. A member of our board of directors is President of Boxwood Associates, Inc.

17. Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by three customers at December 31, 2016 whose balances each represented approximately 50%, 18%, and 13%, for a total of 81% of total accounts receivables.  There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2015 whose balances each represented approximately 47%, and 32%, for a total of 79% of total accounts receivables.  During the year ended December 31, 2016 sales from three customers represented 24%, 18% and 15% for a total of 57% of sales.  During the year ended December 31, 2015 sales from two customers represented 44%, and 12% for a total of 56% of sales. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

18. Subsequent Events

From January 1, 2017 through March 22, 2017, the Company received additional loans in the amount of $200,000, from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

In January 2017, the Company renewed the lease at an annual expense of $8,500 on a condominium in Ocean Ridge, Florida until December 20, 2017.

On February 9, 2017 a member of the Board of Directors forgave the principal amount of $25,000 and accrued interest of $1,256 on an unsecured loan outstanding totaling $25,000, which was due January 7, 2017. The Company recorded the forgiveness as a capital contribution.