Form 10-Q
period 2017-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2017-05-12
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 69,016,468 shares of common stock are issued and outstanding as of May 10, 2017.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $7,388,349 at May 10, 2017 due our Chairman and CEO, and the possibility he may not continue to advance funds to us;

•

our reliance on sales to a limited number of end-user customers;

•

our dependence on a limited number of distributors;

•

our ability to compete;

•

our ability to protect our intellectual property; and

•

the application of penny stock rules to the trading in our stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review our Annual Report on Form 10-K for the year ended December 31, 2016, including the risks described in Part I. Item 1A. Risk Factors, and this report together with our subsequent filings with the Securities and Exchange Commission in their entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$18,233	$12,806
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	291,760	260,171
Inventories, net	560,881	682,108
Prepaid expenses and other current assets	60,416	55,447
Total current assets	931,290	1,010,532

Property and equipment, net	37,825	42,502
Other noncurrent assets	469,588	470,408
Total assets	$1,438,703	$1,523,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$109,586	$147,584
Accrued liabilities	321,625	334,910
Current portion of capital lease obligation	3,755	3,755
Deferred compensation	1,583,600	1,602,826
Notes Payable - stockholders	7,313,349	7,188,349
Total current liabilities	9,331,915	9,277,424

Capital lease obligation, less current portion	2,504	3,443
Total Long Term Liabilities	2,504	3,443
Total Liabilities	9,334,419	9,280,867

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 69,016,468 and 69,016,468, respectively	69,016	69,016
Additional paid-in capital	53,541,997	53,504,744
Accumulated deficit	(61,506,729)	(61,331,185)
Total stockholders’ deficit	(7,895,716)	(7,757,425)
Total liabilities and stockholders’ deficit	$1,438,703	$1,523,442

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Net sales	$688,990	$438,186
Cost of products sold	442,712	316,820
Gross profit	246,278	121,366

Costs and expenses:
Salaries and wages	212,937	237,290
Selling and administrative	143,340	213,277
Total Operating Costs	356,277	450,567

Loss from operations	(109,999)	(329,201)

Other income (expense):
Interest expense	(65,545)	(85,856)

Net loss before income tax expense	(175,544)	(415,057)

Income tax expense	—	—

Net loss	$(175,544)	$(415,057)

Loss per share – basic and diluted:	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	69,016,468	48,683,135

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(175,544)	$(415,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,072	10,100
Compensation expense on stock-based arrangements with employees and consultants	10,880	48,848
Changes in operating assets and liabilities:
Accounts receivable	(31,589)	(121,545)
Prepaid expenses and other current assets	(4,969)	(39,443)
Inventories	121,227	27,931
Accounts payable	(37,998)	117,103
Deferred compensation	(19,226)	22,643
Accrued liabilities	(11,912)	(845)
Net cash used in operating activities	(141,059)	(350,265)

Investing activities
Purchases of property and equipment	—	(1,702)
Capitalized patent costs	(2,575)	(22,508)
Net cash used in investing activities	(2,575)	(24,210)

Financing activities
Proceeds from issuance of notes payable to stockholders	200,000	400,075
Proceeds from stockholder loan	—	25,000
Repayments of stockholders loan	(50,000)	—
Payment of capital lease obligations	(939)	(939)
Net cash provided by financing activities	149,061	424,136

Net Increase in cash and cash equivalents	5,427	49,661

Cash and cash equivalents at beginning of period	12,806	34,471

Cash and cash equivalents at end of period	$18,233	$84,132

Supplemental cash flow information:
Cash paid for interest	$59,074	$83,571
Forgiveness of stockholder loan and accrued interest	$26,373	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2017 and December 31, 2016, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of March  31, 2017 and December 31, 2016, respectively, because of their short-term natures.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the three months ended March 31, 2017, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2017:

Balance as of December 31, 2016	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of March 31, 2017 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2017 and March 31, 2016, advertising costs incurred by the Company totaled approximately $0 and $460, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the three months ended March 31, 2017 and 2016, engineering and development costs incurred by the Company totaled $1,575 and $2,809, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2016 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements for the three months ended March 31, 2017.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At March 31, 2017 and December 31, 2016, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 14 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share 4,522,662 and 5,268,696 for the three months ended March 31, 2017 and 2016, respectively.

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

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $141,059 and $350,265 during the three-months ended March 31, 2017 and 2016, respectively. As a result, the Company has had to rely principally on the conversion of debt into stock as well as stockholder loans to fund its activities to date.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from a current stockholder led the Company’s independent registered public accounting firm, Liggett & Webb, P.A., to include a statement in its audit report relating to the Company’s audited financial statements for the year ended December 31, 2016 expressing substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3.

Inventories

Inventories consisted of the following at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
	(Unaudited)
Raw materials	$963,558	1,074,156
Work In Progress	1,383	—
Finished goods	100,523	112,535
Valuation allowance	(504,583)	(504,583)
Inventory, net	$560,881	682,108

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4.

Prepaid Expenses and Other Current Assets

At March 31, 2017 and December 31, 2016, prepaid expenses and other current assets consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
Prepaid expenses	$22,203	27,447
Deposits	38,213	28,000
	$60,416	55,447

5.

Property and Equipment

At March  31, 2017 and December 31, 2016, property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
Machinery and equipment	$1,045,217	1,045,217
Furniture and fixtures	56,558	56,558
Leasehold improvements	129,722	129,722
Software and website development	88,842	88,842
Computer hardware and software	153,249	153,249
	1,473,588	1,473,588
Less accumulated depreciation and amortization	(1,435,763)	(1,431,086)
	$37,825	42,502

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2017 and 2016 are $4,677 and $6,241, respectively.

6.

Patents

Included in other assets at March 31, 2017 and December 31, 2016 are capitalized patent costs as follows:

	March 31, 2017	December 31, 2016

Patent costs	$484,717	$482,142
Less accumulated amortization	(50,950)	(47,555)
	$433,767	$434,587

Amortization expense for the three months ended March 31, 2017 and 2016 amounted to $3,395 and $3,858, respectively.

7.

Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of March 31, 2017, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012, the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total remaining minimum lease payments over the term of the current lease amount to $382,272.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2017, the Company renewed the lease at an annual expense of $8,500 on a condominium in Ocean Ridge, Florida until December 20, 2017.

In January 2015 the Company entered into a capital lease for office equipment in the amount of $15,020.

8.

Accrued Liabilities

At March  31, 2017 and December 31, 2016, accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
Accrued vacation and benefits	$54,920	$60,904
Accrued expenses relating to vendors and others	126,623	138,863
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	91,459	84,988
Deferred rent	28,623	30,155
	$321,625	$334,910

9.

Deferred Compensation

Deferred compensation represents amounts owed to four employees for salary. As there is no written agreement with these employees which memorializes the terms of the salary deferral, only a voluntary election to do so. It is possible that the employees could demand payment in full at any time. As of March 31, 2017 and December 31, 2016, the Company recorded deferred compensation of $1,583,600 and $1,602,826, respectively.

10.

Notes Payable to Stockholders – Related Party

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an Executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.62% and 2.81% per annum at March 31, 2017 and 2016, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2017. Refer to Note 13.

During the year ended December 31, 2016 we borrowed an additional $1,363,732 from him and repaid $100,000, and at March 31, 2017 and December 31, 2016 we owed him $7,288,349 and $7,088,349, respectively which represented approximately 78% and 76%, respectively of our total liabilities. During the three months ended March 31, 2017, he has advanced an additional $200,000 in working capital funding. On November 11, 2016, $6.1 million of principal and interest was converted into 20,333,333 shares of our common stock at a conversion price of $0.30 per share. This conversion was above the market price of our common stock.  The balance of this loan, which is unsecured, matures on December 31, 2017.  While he has continued to fund our working capital needs and extend the due date of the obligation, he is under no contractual obligation to do so.  He has recently advised us he does not expect to continue to provide working capital advances to us at historic amounts or extend the due date of the obligation. If we are unable to meet our obligation to our Chairman and Chief Executive Officer prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

Additionally, the Company had unsecured loans outstanding from a member of the board of directors who is also a significant stockholder, totaling $100,000 at December 31, 2016. During the three months ended March 31, 2017 we repaid him $50,000 and in addition he forgave $25,000 and accrued interest of $1,374. The forgiveness was treated as a capital contribution.  The notes bear interest at a rate of 5% per annum and are due upon demand.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2017 and 2016, the Company incurred interest expense of $65,083 and $85,530, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $442 for the three months ended March 31, 2017 related to the loan from one if its other Board members. These amounts, in addition to interest expense of $20 and $31 for the three months ended March 31, 2017 and 2016, respectively, related to capital lease obligations, financing and loans from a stockholder.

Notes payable and capital leases consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Notes payable to stockholders	$7,313,349	$7,188,349
Capital lease obligation	6,259	7,198
	7,319,608	7,195,547
Less: current maturities	(3,755)	(3,443)
	$7,315,853	$7,192,140

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and capital lease obligations at March 31, 2017 were:

2017	$7,315,853
2018	3,755
$7,319,608

11.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

12.

Stock Options and Warrants

For the three months ended March 31, 2017 and March 31, 2016, respectively, the Company recorded non-cash stock-based compensation expense of $10,880 and $48,848, relating to employee stock options and warrants issued for consulting services.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at March 31, 2017 and 2016 for the options is $10,880 and $111,701, respectively, and will be recognized through March 30, 2019.

A summary of the Company’s stock option plans as of March 31, 2017, and changes during the three month period then ended is presented below:

	Three Months Ended March 31, 2017
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2016	3,365,500	$0.20
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options expired	(118,000)	0.19
Options at end of period	3,247,500	0.20
Options exercisable at March 31, 2017	2,713,327	$0.21

Changes in the Company’s non-vested options for the three months ended March 31, 2017 are summarized as follows:

	Three Months Ended March 31, 2017
	Number of Options	Weighted Average Exercise Price
Non-vested options at December 31, 2016	560,840	$0.16
Granted	—	—
Vested	—	—
Forfeited	(26,667)	0.16
Non-vested options at March 31, 2017	534,173	$0.16

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.04-.40	3,247,500	4.3	$0.20	2,713,327	$0.21
Totals	3,247,500	4.3	$0.20	2,713,327	$0.21

A summary of the Company’s warrant activity as of March 31, 2017 and changes during the three month period then ended is presented below:

	Three months ended March 31, 2017
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2016	1,315,340	$0.24
Granted	—	—
Exercised	—	—
Expired	(40,178)	0.35
Warrants outstanding at March 31, 2017	1,275,162	$.24

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.05 - $0.50	1,275,162	2.2	$0.24
Totals	1,275,162	2.2	$0.24

13.

Related Party Transactions

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an Executive officer, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.616% per annum at March 31, 2017), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006 and through February 2012, the maturity date for the agreement was extended annually from December 31, 2007 to the agreements current maturity date of December 31, 2017.  If we are unable to meet our obligation to our Chairman and Chief Executive Officer prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

During the year ended December 31, 2016 we borrowed an additional $1,363,732 from him and repaid $100,000, and at March 31, 2017 and December 31, 2016 we owed him $7,288,349 and $7,088,349, respectively which represented approximately 78% and 76%, respectively of our total liabilities. During the three months ended March 31, 2017, he has advanced an additional $200,000 in working capital funding. . On November 11, 2016, the Company and its Chairman and CEO entered into a Conversion Agreement pursuant to which $6,100,000 of principal and accrued but unpaid interest due him for working capital advanced to the Company as described in Notes 10 and 13 was converted into 20,333,333 shares of the Company's common stock at a conversion price of $0.30 per share in full satisfaction of such amount.

Additionally, the Company had unsecured loans outstanding from a member of the board of directors who is also a significant stockholder, totaling $100,000 at December 31, 2016. During the three months ended March 31, 2017 we repaid him $50,000 and in addition he forgave $25,000 and accrued interest of $1,373. The forgiveness was treated as a capital contribution. The remaining amount bears interest at a rate of 5% per annum and is due upon demand.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2017 and 2016, the Company incurred interest expense of $65,083 and $85,530, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $442 for the three months ended March 31, 2017 related to the loan from one if its other Board members. These amounts, in addition to interest expense of $20 and $31 for the three months ended March 31, 2017 and 2016, respectively, related to capital lease obligations, financing and loans from a stockholder.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of three months ended March 31, 2017 and 2016 we paid Boxwood Associates, Inc. $6,000 under this agreement. A member of our board of directors is President of Boxwood Associates, Inc.

14.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by three customers at March 31, 2017 whose balances each represented approximately 30%, 14% and 13%, for a total of 57% of total accounts receivables. Comparatively, there are concentrations of credit risk with respect to accounts receivables due to the amounts owed by three customers at December 31, 2016 whose balances each represented approximately 50%, 18%, and 13%, for a total of 81% of total accounts receivables.  The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

15.

Subsequent Events

From April 1, 2017 through May 10, 2017, the Company received additional loans in the amount of $100,000 from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points, and are due on December 31, 2017.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a worldwide distribution network that will sell, install and support our product. We currently have a network of over 55 domestic and international distributors and dealers; however, the majority of our products are sold through a limited number of distributors.

DistributionNow (DNOW) joined the Puradyn distributor network early in 2016 and we believe that it provides the potential to consistently support our product on a global basis. DNOW has approximately 300 outlets worldwide that have the potential to sell and/or service the Puradyn system and, as a new distributor for the oil and gas services industry, increases our potential reach to new markets and customers which we would otherwise not be able to effectively develop.

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

We have found the price of oil not only affects our customers in the oil and gas industry but all ancillary industries these customers serve. The oil and gas industry, in particular, was hardest hit by the downturn in oil prices in 2015-2016 but, as oil drilling rigs return to service, we are seeing resurgence in orders for replacement filters and new installations with a solid economy and a leveling of oil prices. During the first quarter of 2017, the price of NYMEX (WTI) crude oil has stayed in the mid-$50s range per barrel, up from the low-$30s in the same time period in 2016. As the oil industry continues to recover, our customers are renewing orders for replacement filter elements and new purchases as their equipment continues to go back into service.

During the first quarter of 2017 we increased our sales 57% and lowered total operating expenses 21%, compared to the first quarter of 2016.  This, in turn, lowered our net loss in first quarter of 2017 by 58% over the same time period in 2016. We continue to implement measures to preserve our ability to operate, including organizational changes and reductions in personnel.  In addition, as described below, certain of our employees continue to defer a portion of their cash compensation.

Our revenues historically have not been sufficient to fund our operating expenses.  We believe the improvement in the general economic condition positively impacting the oil and gas industry has had a likewise positive effect on our business.  We continue to address our liquidity and working capital issues through the utilization of the borrowing agreement with the Company’s Chairman. During the quarter ended March 31, 2017 we borrowed an additional $200,000 from him, and at March 31, 2017 we owed our Chairman $7,288,349 which represented approximately 78% of our total liabilities. Subsequent to March 31, 2017, he has advanced an additional $100,000 in working capital funding. We also owe certain of our employees $1,583,600 in deferred cash compensation at March 31, 2017, which represents 17% of our current liabilities on that date.  Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and two other employees, have elected to defer a portion of the compensation due them to assist us in managing our cash flow and working capital needs.  As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. We do not have the funds to pay these amounts in entirety, and any demand by these officers and employees for full payment would reduce the amount of funds we have available for our operations.

While we do not have any external sources of liquidity at this time, the Company is in continuing discussion with third parties for potential investments.  Although we have actively been in discussions with third parties to provide working capital to us in the form of equity, debt or a combination of equity and debt for several years, we historically encountered resistance from potential investors on a variety of fronts, including our pattern of operating losses, declining revenues and as a result of the amount of debt due Mr. Vittoria.  In an effort to improve our ability to raise capital, on November 11, 2016 he converted $6,100,000 of principal and interest due him into 20,333,333 shares of our common stock at a conversion price of $0.30 per share. We were initially hopeful that his conversion of approximately 46% owed him into shares of our common stock at a price which was effectively 10 times the recent market price of our common stock would have provided new paths in our efforts to raise working capital upon terms acceptable to our company.  To date, such has not been the case although we continue to discuss financing options with a number of sources.  If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to borrow or raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2017. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In the event we are unable to secure needed capital, it is possible that stockholders could lose their entire investment in our company.

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

Results of Operations for the Three-months Ended March 31, 2017 Compared to the Three-months Ended March 31, 2016

Net Sales

Net sales increased 57% in the first quarter of 2017 as compared to the first quarter of 2016 as a number of customers in targeted markets are seeing revived business with the stability in the economy and oil pricing. We have found the price of oil not only affects our customers in the oil and gas industry but all ancillary industries our customers serve.

Cost of Products Sold

Gross profit, as a percentage of sales, increased by 8%, to 28% in the first quarter of 2016 from 36% in the first quarter of 2017 due to increased sales that resulted in reduced overhead allocations. We continue to review cost of materials increases, some of which were passed through to our customers as product price increases in the past few years.

Selling and Administrative Expenses.

Selling and administrative expenses decreased by approximately 33% in first quarter of 2017 from 2016 which may be attributable to reduction in expenses associated with stock compensation to a consultant, reduced professional fees, and reduced travel.  We anticipate that our selling and administration expenses will remain at the same level throughout 2017, inclusive of communication costs, office supplies, and other components of administrative expenses.

Salaries and Wages.

Salaries and Wages decreased by approximately 10% in first quarter of 2017 from 2016 which may be attributable to retiring decrease in employee wages. We anticipate that our salaries and wages will remain at the same level throughout 2017.

Interest Expense

Interest expense decreased 24% in in the first quarter of 2017 as compared to 2016 as a result of the conversion of a portion of the debt to equity by Mr. Vittoria in November 2016. The Company pays interest monthly on the notes payable to our principal stockholder at prime rate less 0.5%, with rates reset as often as the Federal Reserve changes interest rates, which was a weighted average of 3.62% for the first quarter of 2017, as compared to an average of 2.81% for 2016.

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash of $18,233, as compared to $12,806 at December 31, 2016. At March 31, 2017, we had negative working capital of $8,400,625 and our current ratio (current assets to current liabilities) was .10 to 1.  At December 31 2016, we had negative working capital of $8,266,892 and our current ratio (current assets to current liabilities) was .11 to 1. The decrease in working capital deficit and increase in current ratio is primarily attributable to the increase in cash, offset by decreased inventory and increases in accounts payable and deferred compensation.

We have incurred net losses each year since inception and at March 31, 2017 we had an accumulated deficit of $61,506,729. Our net sales are not sufficient to fund our operating expenses. Historically, we have relied on the sale of our stock from time to time and loans from third parties and from related parties to fund our operations. During the three months ended March 31, 2017 we raised an additional $200,000 from stockholder loans. As of March 31, 2017, we owe our Chairman $7,288,349 for funds advanced to us over time to fund working capital needs, and we borrowed an additional $100,000 from him to date in the second quarter of 2017. Interest expense on our loans was $65,526 for the three months ended March 31, 2017.

Cash Flows

Operating activities

For the three-month period ended March 31, 2017 net cash used in operating activities was $141,059, which primarily resulted from the net loss, after taxes, of $175,544, as found in the Condensed Unaudited Statement of Operations.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $31,589 and decreased inventory of $121,227 as a result of timing of purchases. These amounts were partially offset by a increase in prepaid expenses of $4,969, decreased accounts payable of $37,998, and decreased deferred compensation of $19,266.  For the three-month period ended March 31, 2016 net cash used in operating activities was $350,265, which primarily resulted from the net loss, after taxes, of $415,057, as found in the Condensed Unaudited Statement of Operations.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $121,545 and decreased inventory of $27,931 as a result of reduced orders. These amounts were partially offset by a increase in prepaid expenses of $39,443, increased accounts payable of $117,103, and increased deferred compensation of $22,643.

Investing activities

For the three months ending March 31, 2017, $2,575 was used in investing activities for the purchase of software and capitalized patent costs.  For the three months ending March 31, 2016, $24,210 was used in investing activities for the purchase of software and capitalized patent costs.

Financing activities

Net cash provided by financing activities was $149,061 for the three months ended March 31, 2017, which was composed of $200,000 in loans from our stockholders as described above, repayment of loan  from a member of  the Board of Directors, totaling $50,000  and $939 in payments of capital lease obligations. Net cash provided by financing activities was $424,136 for the three months ended March 31, 2016, which was composed of $400,075 in loans from our stockholders as described above,  an unsecured loan from a member of  the Board of Directors, totaling $25,000 which was partially offset by $939 in payments of capital lease obligations.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO, and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II.   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: May 12, 2017	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: May 12, 2017	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer