Form 10-Q
period 2017-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2017-08-11
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  69,016,468 shares of common stock are issued and outstanding as of August 4, 2017.

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

•

our ability to repay the outstanding debt of $7,613,349 at August 11, 2017 due our Chairman and CEO, and the possibility he may not continue to advance funds to us;

•

our reliance on sales to a limited number of customers;

•

our dependence on a limited number of distributors;

•

our ability to compete;

•

our ability to protect our intellectual property; and

•

the application of penny stock rules to the trading in our stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review our Annual Report on Form 10-K for the year ended December 31, 2016 including the risks described in Part I. Item 1A. Risk Factors and this report together with our subsequent filings with the Securities and Exchange Commission in their entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$6,272	$12,806
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	332,709	260,171
Inventories, net	473,482	682,108
Prepaid expenses and other current assets	57,245	55,447
Total current assets	869,708	1,010,532

Property and equipment, net	38,650	42,502
Other noncurrent assets	497,322	470,408
Total assets	$1,405,680	$1,523,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$143,059	$147,584
Accrued liabilities	361,531	334,910
Current portion of capital lease obligation	3,755	3,755
Deferred compensation	1,610,645	1,602,826
Notes Payable - stockholders	7,553,349	7,188,349
Total current liabilities	9,672,339	9,277,424

Capital lease obligation, less current portion	1,565	3,443
Total Long Term Liabilities	1,565	3,443
Total Liabilities	9,673,904	9,280,867

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 69,016,468 and 69,016,468, respectively	69,016	69,016
Additional paid-in capital	53,552,514	53,504,744
Accumulated deficit	(61,889,754)	(61,331,185)
Total stockholders’ deficit	(8,268,224)	(7,757,425)
Total liabilities and stockholders’ deficit	$1,405,680	$1,523,442

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$575,170	$578,688	$1,264,160	$1,016,874
Cost of products sold	536,399	419,095	979,111	735,915
Gross Profit	38,771	159,593	285,049	280,959

Costs and expenses:
Salaries and wages	204,151	217,075	417,088	454,366
Selling and administrative	150,021	159,859	293,361	373,135
Total operating costs	354,172	376,934	710,449	827,501

Loss from operations	(315,401)	(217,341)	(425,400)	(546,542)

Other income (expense):
Interest expense	(67,624)	(89,572)	(133,169)	(175,428)
Total other expense, net	(67,624)	(89,572)	(133,169)	(175,428)
Net loss before income taxes	(383,025)	(306,913)	(558,569)	(721,970)
Income tax expense	—	—	—	—

Net loss	$(383,025)	$(306,913)	$(558,569)	$(721,970)

Basic and diluted loss per common share	$(.01)	$(.01)	$(.01)	$(.01)

Weighted average common shares outstanding (basic and diluted)	69,016,468	48,683,135	69,016,468	48,683,135

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2017	2016
Operating activities
Net loss	$(558,569)	$(721,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,887	19,238
Provision for slow moving inventory	121,998	2,950
Compensation expense on stock-based arrangements with employees and consultants	21,397	63,161
Changes in operating assets and liabilities:
Accounts receivable	(72,538)	(44,520)
Inventories	86,629	94,630
Prepaid expenses and other current assets	(1,798)	(92,976)
Accounts payable	(4,527)	(756)
Deferred compensation	7,819	(14,279)
Accrued liabilities	27,994	25,921
Net cash used in operating activities	(355,708)	(668,601)

Investing activities
Capitalized patent costs	(33,703)	(100,174)
Purchases of property and equipment	(5,245)	(1,702)
Net cash used in investing activities	(38,948)	(101,876)

Financing activities
Proceeds from issuance of notes payable to stockholders	440,000	763,912
Repayment of note payable to stockholder	(50,000)	—
Proceeds from Stockholder loan	—	25,000
Payment of capital lease obligations	(1,878)	(1,878)
Net cash provided by financing activities	388,122	787,034

Net increase / (decrease) in cash	(6,534)	16,557
Cash at beginning of period	12,806	34,471
Cash at end of period	$6,272	$51,028

Supplemental cash flow information:
Cash paid for interest	$120,669	$169,323
Forgiveness of stockholder loan and accrued interest	$26,373	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2017 and December 31, 2016, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of June 30, 2017 and December 31, 2016, respectively, because of their short-term natures.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the six months ended June 30, 2017, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the six -months ended June 30, 2017:

Balance as of December 31, 2016	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of June 30, 2017 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three and six months ended June, 2017 and 2016, advertising costs incurred by the Company totaled approximately $0 and $301, $0 and $1,115, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Research and development costs are expensed as incurred. During the three and six months ended June 30, 2017 and 2016, engineering and development costs incurred by the Company totaled $0 and $0, and $1,575 and $2,113, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2016 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements for the three and six months ended June 30, 2017.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At June 30, 2017 and December 31, 2016, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 14 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share were 4,497,662 and 5,251,196 for the six months ended June 30, 2017 and 2016, respectively.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $355,708 and $668,601 during the six-months ended June 30, 2017 and 2016, respectively. As a result, the Company has had to rely principally on stockholder loans to fund its activities to date.

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

3.

Inventories

Inventories consisted of the following at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
	(Unaudited)
Raw materials	$971,425	1,074,156
Work In Progress	4,741	—
Finished goods	123,897	112,535
Valuation allowance	(626,581)	(504,583)
Inventory, net	$473,482	682,108

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4.

Prepaid Expenses and Other Current Assets

At June 30, 2017 and December 31, 2016, prepaid expenses and other current assets consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Prepaid expenses	$57,245	27,447
Deposits	—	28,000
	$57,245	55,447

5.

Property and Equipment

At June 30, 2017 and December 31, 2016, property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Machinery and equipment	$1,050,462	1,045,217
Furniture and fixtures	56,558	56,558
Leasehold improvements	129,722	129,722
Software and website development	88,842	88,842
Computer hardware and software	153,249	153,249
	1,478,833	1,473,588
Less accumulated depreciation and amortization	(1,440,183)	(1,431,086)
	$38,650	42,502

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2017 and 2016 is $4,420 and $5,741, and $9,097 and $7,159, respectively.

6.

Patents

Included in other assets at June 30, 2017 and December 31, 2016 are capitalized patent costs as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)
Patent costs	$515,845	$482,142
Less accumulated amortization	(54,345)	(47,555)
	$461,500	$434,587

Amortization expense for the three and six months ended June 30, 2017 and 2016 amounted to $3,395, $3,394, and $6,790 and $3,328, respectively.

7.

Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of June 30, 2017, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the current lease amount to $342,850.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2017, the Company renewed the lease at an annual expense of $8,500 on a condominium in Ocean Ridge, Florida until December 20, 2017.

In January 2015 the Company entered into a capital lease for office equipment in the amount of $15,020.

8.

Accrued Liabilities

At June 30, 2017 and December 31, 2016, accrued liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Accrued vacation and benefits	$57,123	$60,904
Accrued expenses relating to vendors and others	160,359	138,863
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	96,957	84,988
Deferred rent	27,092	30,155
	$361,531	$334,910

9.

Deferred Compensation

Deferred compensation represents amounts owed to four employees for salary. At there is no written agreement with these employees which memorializes the terms of the salary deferral, only a voluntary election to do so. It is possible that the employees could demand payment in full at any time. As of June 30, 2017 and December 31, 2016 the Company recorded deferred compensation of $1,610,645 and $1,602,826, respectively.

10.

Notes Payable to Stockholders – Related Party

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and Chief Executive Officer, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.61% and 2.83% per annum at June 30, 2017 and 2016 respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006 and through February 2012, the maturity date for the agreement was extended annually from December 31, 2007 to the agreements current maturity date of December 31, 2017. Refer to Note 13.

During the year ended December 31, 2016 we borrowed an additional $1,363,732 from him and repaid $100,000, and at June 30, 2017 and December 31, 2016 we owed him $7,528,349 and $7,088,349, respectively which represented approximately 88% and 76%, respectively of our total liabilities. During the six months ended June 30, 2017, he has advanced an additional $440,000 in working capital funding. On November 11, 2016, $6.1 million of principal and interest was converted into 20,333,333 shares of our common stock at a conversion price of $0.30 per share. This conversion was above the market price of our common stock.  The balance of this loan, which is unsecured, matures on December 31, 2017.  While he has continued to fund our working capital needs and extend the due date of the obligation, he is under no contractual obligation to do so.  He has recently advised us he does not expect to continue to provide working capital advances to us at historic amounts or extend the due date of the obligation. If we are unable to meet our obligation to our Chairman and Chief Executive Officer prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

Additionally, the Company had unsecured loans outstanding from a member of the board of directors who is also a significant stockholder, totaling $100,000 at December 31, 2016. During the six months ended June 30, 2017 we repaid him $50,000 and in addition he forgave $25,000 and accrued interest of $1,374. The forgiveness was treated as a capital contribution.  The notes bear interest at a rate of 5% per annum and are due upon demand.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and six months ended June 30, 2017 and 2016, the Company incurred interest expense of $65,083 and $88,850, and $131,841 and $174,380, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $311 and $753 for the three and six months ended June 30, 2017 related to the loan from one if its other Board members. These amounts, in addition to interest expense of $481 and $501; and $575 and $606 for the three and six months ended June 30, 2017 and 2016, respectively, related to capital lease obligations, financing and loans from a stockholder.

Notes payable and capital leases consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Notes payable to stockholders	$7,553,349	$7,188,349
Capital lease obligation	5,320	7,198
	7,558,669	7,195,547
Less: long term maturities	(1,565)	(3,443)
	$7,557,104	$7,192,140

Maturities of Long Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and capital lease obligations at June 30, 2017 were:

2017	$7,557,104
2018	1,565
$7,558,669

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

On October 20, 2009, the Company entered into a consulting agreement for management and strategic development services with Boxwood Associates, Inc., pursuant to which the Company pays a $2,000 monthly service fee. The contract remains in effect until terminated by either party providing 30 days written notice. A former member of our board of directors and a significant stockholder is President of Boxwood Associates, Inc. Refer to Note 13.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

12.

Stock Options and Warrants

For the three and six months ended June 30, 2017 and June 30, 2016, respectively, the Company recorded non-cash stock-based compensation expense of $10,516 and $14,313, and $21,396 and $33,588, respectively, relating to employee stock options and warrants issued for consulting services.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at June 30, 2017 and 2016 for the options is $34,596 and $91,228, respectively, and will be recognized through June 30, 2019.

A summary of the Company’s stock option plans as of June 30, 2017, and changes during the six month period then ended is presented below:

	Six Months Ended June 30, 2017
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2016	3,365,500	$0.20
Options granted	—	—
Options exercised	—	—
Options forfeited	(31,667)	0.15
Options expired	(111,333)	0.19
Options at end of period	3,222,500	$0.19
Options exercisable at June 30, 2017	2,994,160	$0.20

Changes in the Company’s nonvested options for the six months ended June 30, 2017 are summarized as follows:

	Six Months Ended June 30, 2017
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2016	560,840	$0.16
Granted	—	—
Vested	(282,140)	0.16
Forfeited	—	—
Nonvested options at June 30, 2017	278,700	$0.15

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	3,222,500	4.08	$0.19	2,994,160	$0.20
Totals	3,222,500	4.08	$0.19	2,994,160	$0.20

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s warrant activity as of June 30, 2017 and changes during the six-month period then ended is presented below:

	Six months ended June 30, 2016
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2016	1,315,340	$0.24
Granted	—	—
Expired	(40,178)	0.35
Warrants outstanding at June 30, 2017	1,275,162	$0.24

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.25-$0.35	1,275,162	2.33	$0.24
Totals	1,275,162	2.33	$0.24

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

During the year ended December 31, 2016 we borrowed an additional $1,363,732 from him and repaid $100,000, and at June 30, 2017 and December 31, 2016 we owed him $7,528,349 and $7,088,349, respectively which represented approximately 88% and 76%, respectively of our total liabilities. During the six months ended June 30, 2017, he has advanced an additional $440,000 in working capital funding. On November 11, 2016, $6.1 million of principal and interest was converted into 20,333,333 shares of our common stock at a conversion price of $0.30 per share. This conversion was above the market price of our common stock.  The balance of this loan, which is unsecured, matures on December 31, 2017.  While he has continued to fund our working capital needs and extend the due date of the obligation, he is under no contractual obligation to do so.  He has recently advised us he does not expect to continue to provide working capital advances to us at historic amounts or extend the due date of the obligation. If we are unable to meet our obligation to our Chairman and Chief Executive Officer prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

Additionally, the Company had unsecured loans outstanding from a member of the board of directors who is also a significant stockholder, totaling $100,000 at December 31, 2016. During the six months ended June 30, 2017 we repaid him $50,000 and in addition he forgave $25,000 and accrued interest of $1,374. The forgiveness was treated as a capital contribution. The notes bear interest at a rate of 5% per annum and are due upon demand.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of three and six months ended June 30, 2017 and 2016, we paid Boxwood Associates, Inc. $12,000 and $6,000, respectively under this agreement. A former member of our board of directors is President of Boxwood Associates, Inc.

14.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by three customers at June 30, 2017 whose balances each represented approximately 42%, 24% and 10%, for a total of 76% of total accounts receivables. Comparatively, there are concentrations of credit risk with respect to accounts receivables due to the amounts owed by three customers at December 31, 2016 whose balances each represented approximately 50%, 18%, and 13%, for a total of 81% of total accounts receivables.  The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

15.

Subsequent Events

From July 1, 2017 through August 11, 2017, the Company received additional loans in the amount of $85,000 from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points and are due on December 31, 2017.

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

DistributionNow (DNOW) joined the Puradyn distributor network early in 2016 and we believe that it provides the potential to consistently support our product on a global basis. DNOW has approximately 300 outlets worldwide that have the potential to sell and/or service the Puradyn system and, as a new distributor for the oil and gas services industry, increases our potential reach to new markets and customers which we would otherwise not be able to effectively develop. Sales to DNOW represented 57.92% and 41.28%, respectively, of our net sales in the three and six months ended June 30, 2017.

We have found the price of oil not only affects our customers in the oil and gas industry but all ancillary industries these customers serve. The oil and gas industry, in particular, was hardest hit by the downturn in oil prices in 2015 and 2016 but, as oil drilling rigs return to service, we are seeing resurgence in orders for replacement filters and new installations with a solid economy and a leveling of oil prices. Based on industry intelligence from oil field services firm Baker Hughes as published online weekly on its website, the number of US oil rigs in service increased 44% during the first six months of 2017 over the same time period in 2016, even with a slight decrease of 18% in 2017 for the price of NYMEX (WTI) crude oil. As the oil industry continues to recover in 2017, our customers in this segment are renewing orders for replacement filter elements and new purchases as their equipment continues to go back into service. Our sales to this industry for the six months 2017 versus the first 6 months 2016 are up 36%, which are partially offset by a slight decrease in the industrial and marine segments. However, some customers are recovering faster than others as 2017 is still considered a transition year during which time major oil companies are still cutting costs.

Our revenues historically have not been sufficient to fund our operating expenses. We believe the improvement in the general economic condition positively impacting the oil and gas industry has had a likewise positive effect on our business. We continue to address our liquidity and working capital issues through working capital loans from our Chief Executive Officer and another member of the board of directors. During the six months ended June 30, 2017 we borrowed an additional $440,000 from him, and at June 30, 2017 we owed our Chairman $7,553,349 which represented approximately 78% of our total liabilities. Subsequent to June 30, 2017, he has advanced an additional $85,000 in working capital funding. These amounts are due at December 31, 2017 and we do not have sufficient funds to repay the obligations. He has recently advised us he does not expect to continue to provide working capital advances to us at historic amounts or extend the due date of the obligation.

We also owe certain of our employees $1,610,645 in deferred cash compensation at June 30, 2017, which represents 17% of our current liabilities on that date. Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and two other employees, have elected to defer a portion of the compensation due them to assist us in managing our cash flow and working capital needs. As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. We do not have the funds to pay these amounts in entirety, and any demand by these officers and employees for full payment would reduce the amount of funds we have available for our operations. As of June 30, 2017, one employee has withdrawn the full amount of deferred pay, and one other employee is currently drawing down a specified amount to offset the total deferred amount. Neither of these employees are executive officers.

While we do not have any external sources of liquidity at this time, the Company is actively in continuing discussion with third parties for potential investments. In an effort to improve our ability to raise capital, on November 11, 2016, Mr. Vittoria converted $6,100,000 of principal and interest due him into 20,333,333 shares of our common stock at a conversion price of $0.30 per share. We were initially hopeful that his conversion of approximately 46% owed him into shares of our common stock at a price which was effectively 10 times the recent market price of our common stock would have provided new investor interest in our efforts to raise working capital upon terms acceptable to our company. To date, such has not been the case although we continue to discuss financing options with a number of possible sources.

As described elsewhere herein, it is unlikely our Chief Executive Officer will continue to fund our working capital needs and we do not have the funds necessary to satisfy our obligations to him, or the amounts of deferred compensation owed certain of our employees. If budgeted sales levels are not achieved and/or significant unanticipated expenditures occur, or if we are not able to borrow or raise additional investment capital, we may have to modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2017. There can be no assurance that we will be able to raise additional capital or that sales will increase to the level required to generate profitable operations to provide positive cash flow from operations. In the event we are unable to secure needed capital, it is possible that we will be unable to continue as a going concern and our stockholders could lose their entire investment in our company.

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

Results of Operations for the Three-months and Six-months Ended June 30, 2017 Compared to the Three-months and Six-months Ended June 30, 2016

Net Sales

Net sales remained relatively steady, decreasing less than 1% in the second quarter of 2017 as compared to the second quarter of 2016.  Net sales increased 23% in the six months ended June 30, 2017 as compared to the second quarter of 2016.  We attribute the results in the 2017 periods to a number of customers in targeted markets experiencing revived business outlook with apparent stability in the economy and oil pricing.   However, as world events which are beyond our control may adversely impact the economy and /or oil pricing during the balance of 2017, we are unable at this time to predict if the stabilization trend will continue during the balance of the year.

Cost of Products Sold

Gross profit, as a percentage of sales, decreased by 21%; from 28% in the second quarter of 2016 to 7% in the second quarter of 2017.  Gross profit, as a percentage of sales, decreased by 5%, from 28% in the six months ended June 30, of 2016 to 23% in the six months ended June 30, 2017.  During the three months ended June 30, 2017 the Company recorded an additional provision for slow moving inventory of $121,998 which adversely impacted margins in that period. We continue to review cost of materials increases, some of which were passed through to our customers as product price increases in the past few years.

Selling and Administrative Expenses

Selling and administrative expenses decreased 6% for the second quarter of 2017 from the comparable period in 2016, and 21% for the six months ended June 30, 2017 from the comparable period in 2016, both which are attributable to reduction in expenses associated with stock compensation to employees, reduced professional fees, and reduced travel.  We anticipate that our selling and administration expenses will remain at the same level throughout 2017, inclusive of communication costs, office supplies, and other components of administrative expenses.

Salary and Wages

Salaries and wages decreased 6% in the second quarter of 2017 as compared to the second quarter of 2016, and 8% for the first six months of 2017 from the comparable period in 2016, due to reduced staffing.  We anticipate that our salaries and wages will remain at the same level throughout 2017.

Interest Expense

Interest expense decreased 26% for the three months ended June 30, 2017 as compared to the three month period ended June 30, 2016, and 24% for the first six months of 2017 as compared to the first six months of 2017.  These decreases are the result of the conversion of a portion of the debt to equity by Mr. Vittoria in November 2016. The Company pays interest monthly on the notes payable to our principal stockholder at prime rate less 0.5%, with rates reset as often as the Federal Reserve changes interest rates, which was a weighted average of 3.61% for the second quarter of 2017, as compared to an average of 2.83% for 2016.

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash of $6,272 as compared to $12,806 at December 31, 2016. At June 30, 2017, we had negative working capital of ($8,802,631) and our current ratio (current assets to current liabilities) was .09 to 1.  At December 31 2016, we had negative working capital of $8,266,892 and our current ratio (current assets to current liabilities) was .11 to 1. The decrease in working capital deficit and decrease in current ratio is primarily attributable to the decrease in cash, decreased inventory, and increases in deferred compensation which were partially offset by an increase in accounts receivable.

We have incurred net losses each year since inception and at June 30, 2017 we had an accumulated deficit of $61,889,754. Our net sales are not sufficient to fund our operating expenses. This could affect our ability to ship product in a timely fashion. Historically, we have relied on loans from related parties to fund our operations. As described elsewhere herein, we do not have any additional sources of working capital and it is unlikely our Chief Executive Officer will continue to fund our working capital needs.

Cash Flows

Operating activities

For the six month period ended June 30, 2017 net cash used in operating activities was $355,708, which primarily resulted from the net loss of $558,569.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to a provision for slow moving inventory of $121,998, the increase in accounts receivable of $72,538 and, an increase in prepaid expenses of $1,798, increased deferred compensation of $7,819, increased accrued liabilities of $27,994 and reduced accounts payable of $4,527. The amounts were partially offset by decreased inventory of $86,629 as a result of limited funds to reorder products.

Investing activities

For the six months ending June 30, 2017, $38,948 was used in investing activities for the purchase of equipment and capitalized patent costs. For the six months ending June 30, 2016, $101,876 was used in investing activities for the purchase of software and capitalized patent costs.

Financing activities

Net cash provided by financing activities was $388,122 for the six months ended June 30, 2017, which was composed of $440,000 in loans from our stockholders as described above, repayment of loan from a member of the Board of Directors, totaling $50,000 and $1,878 in payments of capital lease obligations. Net cash provided by financing activities was $787,034 for the six months ended June 30, 2016, which was composed of $763,912 in loans from our stockholders and an unsecured loan from a member of the Board of Directors, totaling $25,000 which was partially offset by $1,878 in payments of capital lease obligations.

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

PART II.   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 and our subsequent filings with the SEC, which could materially affect our business, financial condition or future results, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

WE NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY AND WE WILL BE UNABLE TO CONTINUE AS A GOING CONCERN.

As described elsewhere herein, our net sales are not sufficient to pay our operating expenses. Our capital requirements depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. Historically, our operations have been financed primarily through loans from our Chief Executive Officer, as well as other affiliates. Our Chief Executive Officer recently advised us that he does not expect to continue to provide working capital advances to the Company at historic levels. Given our history of losses and debt levels, we face a number of challenges in our ability to raise capital. If we do not significantly increase our net sales or raise funds as needed, our ability to provide for current working capital needs, pay our obligations as they become due, grow our company, and continue our existing business and operations is in jeopardy. In this event, we would no longer be able to continue as a going concern and you could lose all of your investment in our company.

WE OWE APPROXIMATELY $7.6 MILLION WHICH IS DUE BY DECEMBER 31, 2017.

At June 30, 2016, we owe our Chief Executive Officer approximately $7.6 million, and he has advanced us an additional $35,000 in the third quarter of 2017. This loan, which is unsecured, is due on December 31, 2017. Our Chief Executive Officer has advised us he does not expect to continue his practice of extending the due date of this obligation and we do not have sufficient funds to pay this loan when it becomes due.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: August 11, 2017	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: August 11, 2017	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer