Form 10-Q
period 2017-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2017-11-20
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017
or

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

 ☐Yes    ☑No

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

☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 69,016,468 shares of common stock are issued and outstanding as of November 17, 2017

i

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

•

our ability to continue as a going concern;

•

our history of losses;

•

our ability to generate net sales in an amount to pay our operating expenses;

•

our dependence on sales to a single customer in the oil and gas industry;

•

our need for additional financing and the significant uncertainties related to our ability to obtain these funds;

•

our ability to repay the outstanding debt of 7,768,349 at November 17, 2017 due our Chairman and CEO which matures on December 31, 2018;

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$22,652	$12,806
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	211,321	260,171
Inventories, net	420,653	682,108
Prepaid expenses and other current assets	80,744	55,447
Total current assets	735,370	1,010,532

Property and equipment, net	55,596	42,502
Other noncurrent assets	513,608	470,408
Total assets	$1,304,574	$1,523,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$178,836	$147,584
Accrued liabilities	360,581	334,910
Sales incentives	30,708	—
Current portion of capital lease obligation	3,755	3,755
Deferred compensation	1,594,283	1,602,826
Notes Payable - stockholders	—	7,188,349
Total current liabilities	2,168,163	9,277,424

Capital lease obligation, less current portion	627	3,443
Notes Payable - stockholders	7,688,349	—
Total Long Term Liabilities	7,688,976	3,443
Total Liabilities	9,857,139	9,280,867

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 69,016,468 and 69,016,468, respectively	69,016	69,016
Additional paid-in capital	53,562,512	53,504,744
Accumulated deficit	(62,184,093)	(61,331,185)
Total stockholders’ deficit	(8,552,565)	(7,757,425)
Total liabilities and stockholders’ deficit	$1,304,574	$1,523,442

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Net sales	$515,846	$438,263	$1,780,006	$1,455,137
Cost of products sold	385,738	341,618	1,364,849	1,077,533
Gross profit	130,108	96,645	415,157	377,604

Costs and expenses:
Salaries and wages	223,049	217,998	640,137	672,364
Selling and administrative	131,098	160,646	424,459	533,781
Total operating costs	354,147	378,644	1,064,596	1,206,145
Loss from operations	(224,039)	(281,999)	(649,439)	(828,541)

Other income (expense):
Interest expense	(70,300)	(94,434)	(203,469)	(269,862)
Total other expense, net	(70,300)	(94,434)	(203,469)	(269,862)
Loss before income taxes	(294,339)	(376,433)	(852,908)	(1,098,403)
Income tax expense	—	—	—	—

Net loss	$(294,339)	$(376,433)	$(852,908)	$(1,098,403)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	69,016,468	48,683,135	69,016,468	48,683,135

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2017	2016
Operating activities
Net loss	$(852,908)	$(1,098,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,938	28,013
Provision for slow moving inventory	121,998	2,950
Compensation expense on stock-based arrangements with employees and consultants	31,396	80,861
Changes in operating assets and liabilities:
Accounts receivable	48,851	(139,212)
Inventories	139,457	71,844
Prepaid expenses and other current assets	(25,297)	(19,011)
Accounts payable	31,247	38,092
Sales incentives	30,708	—
Deferred compensation	(8,543)	(33,043)
Accrued liabilities	27,045	22,342
Net cash used in operating activities	(431,108)	(1,045,567)

Investing activities
Capitalized patent costs	(53,385)	(103,082)
Purchases of property and equipment	(27,845)	(3,180)
Net cash used in investing activities	(81,230)	(106,262)

Financing activities
Proceeds from issuance of notes payable to stockholders	575,000	1,113,912
Repayment of note payable to stockholder	(50,000)	—
Proceeds from Stockholder loan	—	25,000
Payment of capital lease obligations	(2,816)	(2,816)
Net cash provided by financing activities	522,184	1,136,096

Net (decrease ) /increase in cash	9,846	(15,733)
Cash at beginning of period	12,806	34,471
Cash at end of period	$22,652	$18,738

Supplemental cash flow information:
Cash paid for interest	$180,317	$258,356

Supplemental disclosure of non-cash transactions:
Forgiveness of stockholder loan and accrued interest	$26,373	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2017 and December 31, 2016, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of September 30, 2017 and December 31, 2016, respectively, because of their short-term natures.

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

Sales Incentives and Consideration Paid to Customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Product Warranty Costs

As required by FASB ASC 460, Guarantor’s Guarantees, the Company is including the following disclosure applicable to its product warranties.

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the nine months ended September 30, 2017, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the nine -months ended September 30, 2017:

Balance as of December 31, 2016	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of September 30, 2017 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three and nine months ended September 30, 2017 and 2016, advertising costs incurred by the Company totaled approximately $430, $731, $0, and $761, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Research and Development

Research and development costs are expensed as incurred. During the three and nine months ended September 30, 2017 and 2016, research and development costs incurred by the Company totaled $4,970, $4,970, $4,766 and $7,575, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2016 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements for the three and nine months ended September 30, 2017.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At September 30, 2017 and December 31, 2016, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 15 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share was 4,175,126 and 5,241,196 for the nine months ended September 30, 2017 and 2016, respectively.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017.  The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its financial statements. In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). This guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

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

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception through the nine-months ended September 30, 2017, and used net cash in operations of $431,108 and $1,045,567 during the nine-months ended September 30, 2017 and 2016, respectively. As a result, the Company has had to rely principally on stockholder loans to fund its activities to date. The principal stockholder, who is a member of our Board of Directors and Chief Executive Officer, has recently advised the Company that he is unable to continue to provide working capital advances to the Company.  In addition, we owe this affiliate $7,768,349 in notes payable which mature on December 31, 2018.  We do not have sufficient funds to pay our operating expenses through the balance of the fiscal year or to satisfy our obligations as they become due.  If the Company does not raise funds as needed, of which there are no assurances, the Company will be unable to continue our existing business and operations.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from affiliates have led the Company’s independent registered public accounting firm, Liggett & Webb, P.A., to include a statement in its audit report relating to the Company’s audited financial statements for the year ended December 31, 2016 expressing substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.

Inventories

Inventories consisted of the following at September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
	(Unaudited)
Raw materials	$917,189	1,074,156
Work In Progress	1,962	—
Finished goods	128,082	112,535
Valuation allowance	(626,580)	(504,583)
Inventory, net	$420,653	682,108

4.

Prepaid Expenses and Other Current Assets

At September 30, 2017 and December 31, 2016, prepaid expenses and other current assets consisted of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Prepaid expenses	$45,052	27,447
Deposits	35,692	28,000
	$80,744	55,447

5.

Property and Equipment

At September 30, 2017 and December 31, 2016, property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Machinery and equipment	$1,050,462	$1,045,217
Furniture and fixtures	56,558	56,558
Leasehold improvements	152,322	129,722
Software and website development	88,842	88,842
Computer hardware and software	153,249	153,249
	1,501,433	1,473,588
Less accumulated depreciation and amortization	(1 ,445,837)	(1,431,086)
	$55 ,596	$42,502

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2017 and 2016 is $9,010, $14,751, $5,381 and $17,363, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6.

Patents

Included in other assets at September 30, 2017 and December 31, 2016 are capitalized patent costs as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)
Patent costs	$535,527	$482,142
Less accumulated amortization	(57,739)	(47,555)
	$477,788	$434,587

Amortization expense for the three and nine months ended September 30, 2017 and 2016 amounted to $3,394, $10,184, $3,395, and $10,647, respectively.

7.

Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of September 30, 2017, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the current lease amount to $302,639.

In January 2017, the Company renewed the lease at an annual expense of $8,500 on a condominium in Ocean Ridge, Florida until December 20, 2017.

In January 2015 the Company entered into a capital lease for office equipment in the amount of $15,020.

8.

Accrued Liabilities

At September 30, 2017 and December 31, 2016, accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Accrued vacation and benefits	$64,230	$60,904
Accrued expenses relating to vendors and others	106,143	138,863
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	145,435	84,988
Deferred rent	24,773	30,155
	$360,581	$334,910

9.

Deferred Compensation

Deferred compensation represents amounts owed to three employees for salary. As there is no written agreement with these employees which memorializes the terms of the salary deferral, only a voluntary election to do so. It is possible that one or more of the employees could demand payment in full at any time. As of September 30, 2017 and December 31, 2016 the Company recorded deferred compensation of $1,594,283 and $1,602,826, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

10.

Sales Incentives

On September 7, 2017 the Company entered into an exclusive distribution agreement for the worldwide rights to sell its product in the oil and gas industry effective August 1, 2017. The distributor will receive sales incentive credits toward future product, based upon the difference in current pricing and new pricing detailed in the agreement. The credits toward future product are only redeemable if targeted quarterly goals are achieved.  If the goals are not achieved the credits will be carried forward and are redeemable when the quarterly goals are achieved. As of September 30, 2017 the Company recorded a credit toward future product of $30,708.

Targeted quarterly goals, if achieved, represent an aggregate of approximately $4 million in sales revenue between August 1, 2017 and June 30, 2018. Sales under the agreement amount to $154,470 for the period from August 1, 2017 to September 30, 2017.

11.

Notes Payable to Stockholders – Related Party

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and Chief Executive Officer, to initially fund up to $2.5 million.  In March 2003 the Company and its Chairman and CEO entered into a second funding commitment pursuant to which he agreed to fund up to an additional $3 million which was subsequently increased to $3.5 million.  Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.61% per annum at September 30, 2017), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006 and through February 2012, the maturity date for the agreements was extended annually from December 31, 2007 to the agreements’ current maturity date of December 31, 2018. Refer to Note 14.

During the year ended December 31, 2016 we borrowed an additional $1,363,732 from him and repaid $100,000, and at September 30, 2017 and December 31, 2016 we owed him $7,688,349 and $7,088,349, respectively which represented approximately 78% and 76%, respectively of our total liabilities. During the nine months ended September 30, 2017, he has advanced an additional $575,000 in working capital funding. On November 11, 2016, $6.1 million of principal and interest was converted into 20,333,333 shares of our common stock at a conversion price of $0.30 per share. This conversion was above the market price of our common stock.  The balance of this loan, which is unsecured, matures on December 31, 2018.  While he has continued to fund our working capital needs and extend the due date of the obligation, he is under no contractual obligation to do so. He has recently advised us he does not expect to continue to provide working capital advances to us. If we are unable to meet our obligation to our Chairman and Chief Executive Officer prior to maturity, he has advised us that he may forgive substantially all, or a portion, of this obligation.

Additionally, the Company had unsecured loans outstanding from a member of the board of directors who is also a significant stockholder, totaling $100,000 at December 31, 2016. During the nine months ended September 30, 2017 we repaid him $50,000 and in addition he forgave $25,000 and accrued interest of $1,374. The forgiveness was treated as a capital contribution.  The notes bear interest at a rate of 5% per annum and are due upon demand.

During the three and nine months ended September 30, 2017 and 2016, the Company incurred interest expense of $111,555, $200,405, $93,759, and $268,139, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $0 and $753 for the three and nine months ended September 30, 2017 related to the loan from a former Board member. These amounts, in addition to interest expense of $1,495, $1,996, $364, and $802, for the three and nine months ended September 30, 2017 and 2016, respectively, related to capital lease obligations, financing and loans from a stockholder.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Notes payable and capital leases consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Notes payable to stockholders	$7,688,349	$7,188,349
Capital lease obligation	4,382	7,198
	7,692,731	7,195,547
Less: long term maturities	(7,688,976)	(3,443)
	$3,755	$7,192,140

Maturities of Long Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and capital lease obligations at September 30, 2017 were:

2017	$3,755
2018	7,688,976
$7,692,731

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

On October 20, 2009, the Company entered into a consulting agreement for management and strategic development services with Boxwood Associates, Inc., pursuant to which the Company pays a $2,000 monthly service fee. The contract remains in effect until terminated by either party providing 30 days written notice. A former member of our board of directors and a significant stockholder is President of Boxwood Associates, Inc. Refer to Note 14.

13.

Stock Options and Warrants

For the three and nine months ended September 30, 2017 and September 30, 2016, respectively, the Company recorded non-cash stock-based compensation expense of $9,999, $31,396, $17,699, and $80,861, relating to employee stock options and warrants issued for consulting services.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at September 30, 2017 and 2016 for the options is $24,705 and $73,697, respectively, and will be recognized through September 30, 2019.

A summary of the Company’s stock option plans as of September 30, 2017, and changes during the nine month period then ended is presented below:

	Nine Months Ended September 30, 2017
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2016	3,365,500	$0.20
Options granted	5,000	0.03
Options exercised	—	—
Options forfeited	(37,500)	0.34
Options expired	(148,000)	0.18
Options at end of period	3,185,000	$0.20
Options exercisable at September 30, 2017	2,914,160	$0.20

Changes in the Company’s nonvested options for the nine months ended September 30, 2017 are summarized as follows:

	Nine Months Ended September 30, 2017
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2016	560,840	$0.16
Granted	5,000	0.03
Vested	258,333	0.16
Forfeited	(36,667)	0.14
Nonvested options at September 30, 2017	270,840	$0.15

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.04-$0.35	3,185,000	3.87	$0.20	2,914,160	$0.20
Totals	3,185,000	3.87	$0.20	2,914,160	$0.20

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s warrant activity as of September 30, 2017 and changes during the nine month period then ended is presented below:

	Nine months ended September 30, 2017
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2016	1,315,340	$0.24
Granted	—	—
Expired	325,178	0.35
Warrants outstanding at September 30, 2017	990,162	$0.20

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.05-$0.35	990,162	2.17	$0.20
Totals	990,162	2.17	$0.20

14.

Related Party Transactions

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and Chief Executive Officer, to initially fund up to $2.5 million.  In March 2003 the Company and its Chairman and CEO entered into a second funding commitment pursuant to which he agreed to fund up to an additional $3 million which was subsequently increased to $3.5 million.  Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.61% per annum at September 30, 2017), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006 and through February 2012, the maturity date for the agreements was extended annually from December 31, 2007 to the agreements’ current maturity date of December 31, 2018.

During the year ended December 31, 2016 we borrowed an additional $1,363,732 from him and repaid $100,000, and at September 30, 2017 and December 31, 2016 we owed him $7,688,349 and $7,088,349, respectively, which represented approximately 78% and 76%, respectively, of our total liabilities. During the nine months ended September 30, 2017, he has advanced an additional $575,000 in working capital funding. On November 11, 2016, $6.1 million of principal and interest was converted into 20,333,333 shares of our common stock at a conversion price of $0.30 per share. This conversion was above the market price of our common stock. The balance of this loan, which is unsecured, matures on December 31, 2018.  While he has continued to fund our working capital needs and extend the due date of the obligation, he is under no contractual obligation to do so. He has recently advised us he does not expect to extend the due date of the obligation. If we are unable to meet our obligation to our Chairman and Chief Executive Officer prior to maturity, he has advised us that he may forgive substantially all, or a portion, of this obligation.

Additionally, the Company had unsecured loans outstanding from a member of the board of directors who is also a significant stockholder, totaling $100,000 at December 31, 2016. During the nine months ended September 30, 2017 we repaid him $50,000 and in addition he forgave $25,000 and accrued interest of $1,374. The forgiveness was treated as a capital contribution.  The notes bear interest at a rate of 5% per annum and are due upon demand.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of three and nine months ended September 30, 2017 and 2016, we paid Boxwood Associates, Inc. $6,000 and $18,000, respectively under this agreement. A former member of our board of directors is President of Boxwood Associates, Inc.

15.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by five customers at September 30, 2017 whose balances each represented approximately 11%, 12%, 13%, 20% and 30%, for a total of 86% of total accounts receivables. Comparatively, there are concentrations of credit risk with respect to accounts receivables due to the amounts owed by three customers at December 31, 2016 whose balances each represented approximately 50%, 18%, and 13%, for a total of 81% of total accounts receivables.  The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations. During the three months ended September 30, 2017 sales from four customers represented 33%, 17%, 16% and 11% for a total of 77% of sales.  During the three months ended September 30, 2016 sales from three customers represented 17%, 17%, and 14% for a total of 48% of sales. During the nine months ended September 30, 2017 sales from three customers represented 39%, 12%, and 11% for a total of 62% of sales. During the nine months ended September 30, 2016 sales from three customers represented 20%, 17%, and 10% for a total of 47% of sales The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

16.

Subsequent Events

From October 1, 2017 through November 17, 2017, the Company received additional loans in the amount of $80,000 from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

In November 2017, the Company received an additional loan in the amount of $25,000 from a former member of the Board of Directors. The loan bears interest at a rate of 5% per annum.

On November 16, 2017, our Chairman and Chief Executive Officer extended the due date of the funding commitment to December 31, 2018.

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

DistributionNow (DNOW) joined the Puradyn distributor network early in 2016 and, effective October 2017, is now the exclusive Master Distributor for the oil and gas industry.  We believe that DNOW provides the potential to consistently support our product on a global basis. DNOW has approximately 300 outlets worldwide that have the potential to sell and/or service the Puradyn system.  As exclusive global distributor for the oil and gas services industry, our relationship with DNOW increased our potential reach to new markets and customers within this industry, which we had not previously been able to effectively develop. Sales to DNOW represented 39% of our net sales in the nine months ended September 30, 2017.

We have found the price of oil not only affects our customers in the oil and gas industry but all ancillary industries these customers serve. The oil and gas industry, in particular, was hardest hit by the downturn in oil prices in 2015 and 2016 but as oil drilling rigs return to service and oil prices level off, we are resumed  orders for replacement filters and new installations. Based on industry intelligence from oil field services firm Baker Hughes as published online weekly on its website, the number of US oil rigs in service increased 41% during the first nine months of 2017 over the same time period in 2016, even with a slight decrease of 8.7% in 2017 for the price of NYMEX (WTI) crude oil. As the oil industry continues to recover in 2017, our customers in this segment are renewing orders for replacement filter elements and new purchases as their equipment continues to go back into service. Our sales to this industry for the nine months 2017 versus the first nine months 2016 increased 72%. However, some customers are recovering faster than others as 2017 is still considered a transition year during which time major oil companies are still cutting costs.

Puradyn also sells directly to other independent distributors outside of the oil and gas industry.

While our revenues increased in the three and nine months ended September 30, 2017 from the comparable period in 2016, our revenues remain insufficient to fund our operating expenses despite our efforts to reduce certain overhead costs. We rely almost exclusively on loans from our Chief Executive Officer to pay our operating expenses, including the purchase of raw materials, payment of salaries and general overhead expenses. Our liquidity issues are also adversely impacting our ability to ship product in a timely fashion.

During the nine months ended September 30, 2017 we borrowed an additional $575,000 from him, which included $135,000 during the third quarter of 2017, and at September 30, 2017 we owed him $7,688,349, which represented approximately 78% of our total liabilities. Subsequent to September 30, 2017, he has advanced us an additional $80,000 in working capital funding. Despite his significant commitment to us over the years, our Chief Executive Officer has advised us he is no longer able to advance funds to us for working capital.  In addition, the amounts we owe him are due at December 31, 2018 and we do not have sufficient funds to repay these unsecured obligations.

We also owe certain of our employees $1,594,283 in deferred cash compensation at September 30, 2017, which represents 15% of our current liabilities on that date. Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and two other employees, elected to defer a portion of the compensation due them to assist us in managing our cash flow and working capital needs. As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. We do not have the funds to pay these amounts. As of September 30, 2017, one employee has withdrawn the full amount of deferred pay, and one other employee is currently drawing down a specified amount to offset the total deferred amount. Neither of these employees are executive officers.

We do not have any external sources of liquidity, and without outside financing, our working capital is not sufficient to fund our business.  The inability of our Chief Executive Officer to continue to advance funds to us at historic levels is beginning to have a material impact on our ability to continue our business and operations.  Our historic efforts during the past several years at raising third party capital have been unsuccessful, and there can be no assurance that we will be successful in raising third party capital in sufficient time to enable us to continue our business and operations and we may be forced to cease operations. In that event our stockholders would likely lose their entire investment in our company.

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

Results of Operations for the Three-months and Nine-months Ended September 30, 2017 Compared to the Three-months and Nine-months Ended September 30, 2016

Net Sales

Net sales increased by 17% in the third quarter of 2017 as compared to the third quarter of 2016 and by 22% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  We attribute the results in the 2017 periods to a number of customers in targeted markets experiencing revived business outlook with apparent stability in the economy and oil pricing.   However, as world events which are beyond our control may adversely impact the economy and /or oil pricing during the balance of 2017, we are unable at this time to predict if the stabilization trend will continue during the balance of the year.

Cost of Products Sold

Gross profit, as a percentage of sales, increased by 3%; from 22% in the third quarter of 2016 to 25% in the third quarter of 2017.  Gross profit, as a percentage of sales, decreased by 3%, from 26% in the nine months ended September 30, of 2016 to 23% in the nine months ended September 30, 2017.  During the nine months ended September 30, 2017 the Company recorded an additional provision for slow moving inventory of $121,998 which adversely impacted margins in that period. We continue to review cost of materials increases, some of which were passed through to our customers as product price increases in the past few years.

Selling and Administrative Expenses

Selling and administrative expenses decreased 18% for the third quarter of 2017 from the comparable period in 2016, and 20% for the nine months ended September 30, 2017 from the comparable period in 2016, both which are attributable to reduction in expenses associated with stock compensation to employees, reduced professional fees, and reduced travel.  We anticipate that our selling and administration expenses will remain at the same level throughout 2017, inclusive of communication costs, office supplies, and other components of administrative expenses.

Salaries and Wages

Salaries and wages increased 2% in the third quarter of 2017 as compared to the third quarter of 2016, and decreased 5% for the nine months of 2017 from the comparable period in 2016, due to reduced staffing.  We anticipate that our salaries and wages will remain at the same level throughout 2017.

Interest Expense

Interest expense decreased 25% for the each of the three months and nine months ended September 30, 2017 from the comparable periods in 2016.  These decreases are the result of the conversion of a portion of the debt to equity by Mr. Vittoria in November 2016. The Company pays interest monthly on the notes payable to our principal stockholder at prime rate less 0.5%, with rates reset as often as the Federal Reserve changes interest rates, which was a weighted average of 3.61% for the nine months ended September 30, 2017 as compared to an average of 2.86% for the three months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash of $22,652 as compared to $12,806 at December 31, 2016. At September 30, 2017, we had negative working capital of $1,432,793 and our current ratio (current assets to current liabilities) was .34 to 1. At December 31 2016, we had negative working capital of $8,266,892 and our current ratio (current assets to current liabilities) was .11 to 1. The decrease in working capital deficit and decrease in current ratio is primarily attributable to the decreased accounts receivable, inventory, which were partially offset by increases in accounts payable and accrued expenses. As described earlier in this report, we do not have sufficient funds to pay our operating expenses or satisfy our obligations as they become due. Accordingly, there are no assurances we will continue as a going concern.

Cash Flows

Operating activities

For the nine-month period ended September 30, 2017 net cash used in operating activities was $431,108, which primarily resulted from the net loss of $852,908.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to a provision for slow moving inventory of $121,998, the decrease in accounts receivable of $48,851 and inventory of $139,457, an increase in prepaid expenses of $25,297, decreased deferred compensation of $8,543, increased accrued liabilities of $27,408 and accounts payable of $31,247. For the nine-month period ended September 30, 2016 net cash used in operating activities was $1,045,567, which primarily resulted from the net loss, after taxes, of $1,098,403.  In addition to the cash used in funding the operating loss, the utilization of cash in operations is also attributable to the increase in accounts receivable of $139,212, an increase in prepaid expenses of $19,011, decreased deferred compensation of $33,043, which were partially offset by increased accrued liabilities of $22,342, and increased accounts payable of $38,092. Further, we reduced inventory by $71,844 as a result of slower than expected sales for the nine month period ended September 30, 2016.

Investing activities

For the nine months ending September 30, 2017, $81,230 was used in investing activities for the purchase of equipment and capitalized patent costs. For the nine months ending September 30, 2016, $106,262 was used in investing activities for the purchase of software and capitalized patent costs.

Financing activities

Net cash provided by financing activities was $522,184 for the nine months ended September 30, 2017, which was composed of $575,000 in loans from our stockholders as described above, repayment of loan from a former member of the Board of Directors, totaling $50,000, and $2,816 in payments of capital lease obligations. Net cash provided by financing activities was $1,136,096 for the nine months ended September 30, 2016, which was composed of $1,113,912 in loans from our stockholders and an unsecured loan from a former member of the Board of Directors, totaling $25,000 which was partially offset by $2,816 in payments of capital lease obligations.

Backlog

On November 17, the Company received two purchase orders from a major oil and gas customer for delivery of Puradyn product in shipments ranging from December 2017 to September 2018. The revenue generated from this sale will be approximately $990,000. Although there is a commitment by all parties to fulfill the orders, the purchase orders can be cancelled at any time by the customer prior to shipment and, accordingly, there are no assurances these sales will be made.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Our management, which includes our CEO and our Vice President, who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this report, our CEO and our Vice President who also serves as our principal financial officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President who serves as our principal financial officer, to allow timely decisions regarding required disclosure as a result of our failure to file a material contract with the Securities and Exchange Commission which is described in Part II, Item 5 of this report.  As a result of this failure to file a material agreement, we are not considered current in our filings with the SEC.

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

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS IN JEOPARDY.

As described elsewhere herein, our net sales are not sufficient to pay our operating expenses or satisfy our obligations as they become due. Historically, our operations have been financed primarily through loans from our Chief Executive Officer, as well as other affiliates. Our Chief Executive Officer recently advised us that he does not expect to continue to provide working capital advances to the Company and we do not have any another sources of capital. Based upon our current cash level and expected cash flows, we do not have sufficient capital to fund our business through December 31, 2017.  If we are unable to raise capital from third party sources, we will no longer be able to continue as a going concern and it is likely you will lose all of your investment in our company.

On November 17, the Company received two purchase orders from a major oil and gas customer for delivery of Puradyn product in shipments ranging from December 2017 to September 2018. The revenue generated from this sale will be approximately $990,000. Although there is a commitment by all parties to fulfill the orders, the purchase orders can be cancelled at any time by the customer prior to shipment and, accordingly, there are no assurances these sales will be made.

WE OWE APPROXIMATELY $7.6 MILLION WHICH IS DUE BY DECEMBER 31, 2018.

At September 30, 2017, we owe our Chief Executive Officer approximately $7.6 million, and he has advanced us an additional $80,000 in the fourth quarter of 2017. This loan, which is unsecured, is due on December 31, 2018 and we do not have sufficient funds to pay this loan when it becomes due. If we are unable to meet our obligation to our Chief Executive Officer prior to maturity, he has advised us that he may forgive substantially all, or a portion, of this obligation.  However, he is under no obligation to do so.

WE ARE DEPENDENT UPON SALES TO ONE CUSTOMER IN THE OIL AND GAS INDUSTRY.  THERE ARE NO ASSURANCES THIS CUSTOMER WILL MEET THE TARGETED SALES GOALS.

In September 2017 we entered into an exclusive distribution agreement with DNOW for the worldwide rights to sell our product in the oil and gas industry effective August 1, 2017.  Targeted quarterly goals, if achieved, represent an aggregate of approximately $4 million in sales revenue between August 1, 2017 and June 30, 2018; sales under the agreement amount to $154,470 for the period from August 1, 2017 to September 30, 2017.  There are no assurances that any of these targeted goals will be met and we have no right to cancel the agreement for the failure to meet the goals.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, except as previously reported.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

On September 7, 2017 the Company entered into an exclusive distribution agreement DNOW for the worldwide rights to sell its product in the oil and gas industry effective August 1, 2017. The distributor will receive sales incentive credits toward future product, based upon the difference in current pricing and new pricing detailed in the agreement. The credits toward future product are only redeemable if targeted quarterly goals are achieved.  If the goals are not achieved the credits will carried forward and are redeemable when the quarterly goals are achieved. As of September 30, 2017 the Company recorded a credit toward future product of $30,708.

On November 16, 2017, the Company amended the employment agreement of its President and Chief Operating Officer, Kevin G. Kroger, lowering the amount of coverage on a life insurance policy.

ITEM 6.

EXHIBITS.

10.1	Standby Commitment Agreement Amendment No. 19 dated November 17, 2017*
10.2	Amendment dated November 17, 2017 to Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of principal financial officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

———————

*

filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: November 20, 2017	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: November 20, 2017	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer