Form 10-K
period 2017-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2018-04-10
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,706,843 on June 30, 2017.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 69,016,468 shares of common stock are outstanding as of April 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of approximately $7,963,349 at December 31, 2017 due our Chairman and CEO which matures on December 31, 2018,

•

our reliance on sales to a limited number of customers,

•

the significant amount of deferred compensation owed to two of our executive officers and one other employee and our ability to pay these amounts,

•

our ability to protect our intellectual property, and the potential impact of expiring patents on our business in future periods,

•

anti-takeover provisions of Delaware law and our Board's ability to issue preferred stock without stockholder consent,

•

potential dilution to our stockholders from the exercise of outstanding options and warrants,

•

the lack of sufficient liquidity in the market for our common stock, and

•

the application of penny stock rules to the trading in our common stock.

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

When used in this annual report, the terms "Puradyn", the “Company,” "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation. “2017” refers to the year ended December 31, 2017, “2016” refers to the year ended December 31, 2016, and “2018” refers to the year ending December 31, 2018.

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

Marketing

The Company has an in-house marketing department comprised of two employees, with various projects outsourced on an as-needed basis. In December 2017, the Company added an outside strategic advisor who also acts in the capacity of marketing consultant.

The Company’s products are marketed to numerous industries that include hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Additionally, we offer marketing assistance in material development to distributors.

Distribution

We currently have a network of over 45 domestic and international distributors and dealers; however, the majority of our products are sold through a limited number of distributors. Our distributors and dealers sell products to a number of industries, including oil and gas services, power generation, construction and forestry, commercial marine, mining, and transportation. Currently, international sales are administered by Puradyn from the United States. The international distributors are located in South America, Europe, the Middle East, and Asia. Our international distributors purchase product directly from the Company and sell to their existing or new customers. All distributor agreements can be terminated by either party with a 30 to 60 day written notice.

In February 2018 we entered into a second amendment to our September 2017 amended distribution agreement with DNOW LP (DNOW), a distributor with approximately 300 outlets worldwide that have the potential to sell and service the Puradyn system.  Under the terms of the amended distribution agreement with DNOW, we granted it exclusive distribution agreement for the worldwide rights to sell our product in the oil and gas industry effective September 7, 2017. An incentive program is used to incentivize and compensate the distributor for reaching certain sales thresholds.  The incentive is the difference between the price of product currently being charged by the Company offered to this distributor for the oil and gas industry and the applicable distributor price currently available. The incentive, in the form of credits toward future product, is redeemable only if targeted quarterly goals are achieved.  If the goals are not achieved the credits will be carried forward and are redeemable when the cumulative quarterly and/or total goals are achieved. The incentive pricing program expires in December 2018.  Targeted quarterly goals, if achieved, represent an aggregate of approximately $4 million in potential sales revenue between August 1, 2017, and June 30, 2018. Sales under the agreement, however, amounted to $558,141 for the period from August 1, 2017 to December 31, 2017 which was approximately 31% below the targeted revenue goals for the period.

Sales

Direct Sales

The Company directly and/or with the assistance of its manufacturer's representatives, distributors, or other agents, markets its products directly to OEMs, other distributors and national accounts. We are dependent upon sales from a limited number of customers. During 2017, three customers together accounted for 64% of the Company’s net sales, and in 2016 three customers together accounted for 57% of the Company’s net sales. There were two customers at December 31, 2017, whose trade receivable balances equaled or exceeded 10% of total receivables, representing approximately 53%, and 30% respectively of total receivables, none of which are past due. There were three customers at December 31, 2016, whose trade receivable balances equaled or exceeded 10% of total receivables, representing approximately 50%, 18% and 13%, respectively of total receivables, none of which are past due.

The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

On November 17, 2017, the Company received two non-binding purchase orders from a major oil and gas customer for delivery of Puradyn product in shipments ranging from December 2017 to September 2018. The expected revenue to us to be generated from this sale will be approximately $1,000,000; this oil and gas customer’s purchases, although made directly with Puradyn, will be credited to the targeted quarterly goals attributable to the agreement with DNOW to sell exclusively to the oil and gas industry. Although there is a commitment by all parties to fulfill the orders, the purchase orders can be cancelled at any time by the customer prior to shipment and, accordingly, there are no assurances these sales will be made.  As of December 31, 2017 we have shipped a total of $123,918.

International Sales

The Company, directly and/or with the assistance of commission-based manufacturer's representatives, has established primarily non-exclusive distributors and sales representation in various countries, including the Middle East, Germany, Romania, Turkey, United Kingdom, Thailand, Colombia, and others. The ultimate success of these and other distributors primarily depends upon their ability to successfully introduce and sell the product in their respective territories, including obtaining local evaluations, establishing distribution, and other factors similar to those faced by the Company in the United States. Unlike domestic sales, the Company has a policy that international sales be paid in advance or secured by a letter of credit before shipping. The Company’s credit risk is minimal with international sales as a result of this policy. Total international sales amounted to approximately 25.3% and 34.7% of net sales in 2017 and 2016, respectively.

Manufacturing and Production

The Company purchases component parts for unit housings and filter elements. The component parts are assembled, packed and shipped from our facility in Boynton Beach, Florida.

We currently source a majority of our raw materials and component parts from various vendors in the United States, and actively search for suppliers that are based in the United States. Substantially all the tools and dies used by certain of our vendors are owned by the Company. We have researched alternative sources of supply and do not anticipate that the loss of any single supplier would have a material long-term adverse effect on our business, operations or financial condition. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers which could result in a loss of sales revenue in future periods. The Company has achieved ISO 9001:2015 registration from the International Organization for Standardization, validating its Quality Management Standards process for ‘design, manufacture, sales and distribution of bypass oil filtration systems and replacement filters for various industries.’

Engineering and development costs are expensed as incurred. During the years ended December 31, 2017 and 2016, we incurred engineering and development costs, excluding payroll and benefit expenses for engineering, in the amount of $6,981 and $9,068, respectively, which are included in selling and administrative expenses in the accompanying statements of operations.

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

We rely on a combination of trade secrets, patents and trademarks to establish and protect our intellectual property rights. As of December 31, 2017, we had issued seven U.S. patents and 22 issued international patents that directly relate to our technology that expire between 2017 and 2033, as well as one pending patent application in the U.S. and 48 pending patent applications internationally.

Subject to the availability of sufficient working capital, we expect to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

In 2017 and 2016 we spent $6,981 and $9,068, respectively, on engineering and development.

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

Employees

At March 30, 2018, the Company had 20 full-time employees and one part-time employee, including our executive officers.

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

ITEM 1A.

RISK FACTORS.

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our Company.

Risks Related to our Business

WE HAVE A HISTORY OF LOSSES AND OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS SUBSTANTIAL DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2017. For the years ended December 31, 2017 and 2016, we reported net losses of $1,230,094 and $1,441,217, respectively, and at December 31, 2017 we had a working capital deficit of $9,470,970. At December 31, 2017, we had an accumulated deficit of approximately $62.6 million. These recurring losses, working capital deficit and the reliance on cash inflows from related parties have led our independent registered public accounting firm to include a statement in its audit report relating to our audited financial statements for the years ended December 31, 2017 and 2016 expressing substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our Company.

WE NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY AND WE WILL BE UNABLE TO CONTINUE AS A GOING CONCERN.

As described elsewhere herein, our net sales are not sufficient to pay our operating expenses. Our capital requirements depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. Historically, our operations have been financed primarily through a credit line from our Chief Executive Officer, as well as short-term loans from other affiliates. At December 31, 2017, we owe him approximately $8 million which is due in December 2018. Earlier in 2017 he advised us that he does not expect to continue to provide working capital advances to the Company at historic levels, if at all. During 2017, he lent us a total of $875,000 as compared to $1,363,732 in 2016. From January 1, 2018 through April 9, 2018, he has lent us an additional $200,000. The reductions in the amount of advances to us from our Chief Executive Officer have adversely impacted our operations from time to time. While we do not have any external sources of liquidity at this time, the Company is in continuing discussion with third parties for potential investment. These historic discussions, however, have not resulted in identifying any potential capital raising transactions which were upon proposed terms which we believed were fair to our Company and our stockholders. Given our history of losses and debt levels, we expect to continue to face a number of challenges in our ability to raise capital. If we do not raise funds as needed, or if our Chief Executive Officer should continue to reduce amounts advanced to us or discontinue altogether his practice of advancing funds to us to pay our operating expenses, our ability to provide for current working capital needs, pay our obligations as they become due, grow our Company, and continue our existing business and operations is in jeopardy. In this event, we would no longer be able to continue as a going concern and you could lose all of your investment in our Company.

OUR NET SALES INCREASED IN 2017 FROM 2016 BUT ARE NOT SUFFICIENT TO FUND OUR OPERATING EXPENSES. THERE ARE NO ASSURANCES WE WILL BE ABLE TO INCREASE OUR SALES, IN THE NEAR FUTURE, TO A LEVEL WHICH WILL FUND OUR OPERATING EXPENSES.

Although our net sales for 2017 increased by 16% from 2016, our current operations remain insufficient to fund our operating expenses and pay our obligations as they become due. We used cash in operations of approximately $703,037 and $1,268,730 in 2017 and 2016, respectively. Our gross margins have also declined in 2017 from 2016 by approximately 3% as a result of certain fixed costs which are included in our cost of sales. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources, which are extremely limited. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our Company.

WE ARE DEPENDENT UPON SALES TO A LIMITED NUMBER OF CUSTOMERS AND ONE EXCLUSIVE DISTRIBUTOR REPRESENTING THE OIL AND GAS INDUSTRY. THERE ARE NO ASSURANCES THIS DISTRIBUTOR WILL MEET THE TARGETED SALES GOALS.

In September 2017 we granted DNOW exclusive worldwide rights to sell our products in the oil and gas industry effective September 7, 2017. Under the terms of the agreement as amended in February 2018, sales to all customers in the oil and gas industry have been attributed to DNOW targeted sales goals. Targeted quarterly goals, if achieved, would represent an aggregate of approximately $4 million in sales revenue between August 1, 2017 and June 30, 2018. This revenue includes any and all purchases made directly or indirectly through Puradyn by any customer servicing the oil and gas industry. Sales under the agreement amounted to $558,141 for the period from August 1, 2017 to December 31, 2017, representing approximately 25% of our total net sales for 2017. However, the sales to DNOW were approximately 31% below the targeted goals for that period and these sales are made at lower gross margins than sales to other customers. There are no binding obligations from DNOW to purchase a certain amount of product from us, nor to undertake any specific marketing or sales incentives related to our products. Historically, sales to the oil and gas industry have represented approximately 70% and 41%, respectively, of our net sales in 2017 and 2016. In 2017, DNOW represented 51% of our total sales into this industry. While we granted DNOW these exclusive rights because we believed its distribution network was broad enough that it could facilitate our growth in this industry, we are wholly dependent upon DNOW’s sales efforts over which we have limited control. There are no assurances it will ever meet the non-binding targeted revenue goals and the exclusive nature of this agreement prevents us from engaging other distributors to facilitate sales of our products in the oil and gas industry. In that event, our revenues may be adversely impacted in future periods.

WE OWE APPROXIMATELY $8 MILLION WHICH IS DUE BY DECEMBER 31, 2018.

At December 31, 2017, we owe our Chief Executive Officer approximately $8 million, and he has advanced us an additional $200,000 through April 9, 2018. This loan, which is unsecured, is due on December 31, 2018 or (i) at such time as we have raised an additional $7 million over the $3.5 million raised in prior offerings, or (ii) at such time as we are operating within sufficient cash flow parameters to sustain operations, or (iii) until a disposition of our Company, such as an acquisition or merger, occurs. We do not have sufficient funds to pay this loan when it becomes due. Although he has continually extended the due date of this obligation since the credit line was first extended to us in 2002, most recently extending the maturity date from December 31, 2017 to December 31, 2018, these extensions were generally provided on an annual basis so to an extended term which made the obligation a long-term debt. There are no assurances this stockholder will continue to provide extension to us prior to the due date. While we have engaged in informal discussions with him regarding a conversion of this amount into equity or outright forgiveness, no formal agreement has been reached and there are no assurances whatsoever that any accommodation on this obligation will be made to us.

WE RELY ON SALES TO A LIMITED NUMBER OF CUSTOMERS AND THERE ARE NO ASSURANCES THAT THESE CUSTOMERS WILL CONTINUE TO PURCHASE PRODUCTS FROM US.

We are dependent upon sales to a limited number of customers. During 2017, three customers individually accounted for approximately 36%, 16% and 12%, respectively (for a total of 64%) of our net sales. During 2016 three customers individually accounted for approximately 24%, 18% and 15%, respectively (for a total of 57%) of our net sales. We do not have contracts with our customers and the loss of sales from one or more of these customers could materially impact our results of operations in future periods.

AT DECEMBER 31, 2017 OUR CURRENT LIABILITIES INCLUDE $1,626,003 OF DEFERRED COMPENSATION. WE DO NOT HAVE THE FUNDS TO PAY THESE AMOUNTS.

Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and one other employee, have deferred a portion of the cash compensation due them to assist us in managing our cash flow and working capital needs. As there is no written agreement with these employees which memorializes the terms of salary deferral, only an election to do so, it is possible that the employees could demand payment in full at any time, elect to no longer defer their salaries, or reduce the amount they currently defer. We do not have the funds to pay these amounts, and unless we are successful in raising additional capital we are unable to satisfy any demands by these officers and employees for full payment of these obligations of which there are no assurances, we would be unable to pay these amounts to our employees. In that event, it is likely we would lose their services in future periods.

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

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At December 31, 2017, we had 69,016,468 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, were outstanding:

•

990,162 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.05 to $0.35 per share; and

•

3,180,000 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $0.026 per share to $0.35 per share.

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

The Company leased a condominium in Ocean Ridge, Florida, on an annual basis, to provide accommodations for Company use, primarily for Mr. Alan Sandler and Mr. Kevin Kroger, executive officers of the Company. The lease, which expired in December 2017, has an annual expense of $8,500 and was not renewed for 2018.

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

	High	Low
2016
First quarter ended March 31, 2016	$0.09	$0.04
Second quarter ended June 30, 2016	$0.06	$0.02
Third quarter ended September 30, 2016	$0.06	$0.02
Fourth quarter ended December 31, 2016	$0.14	$0.01

2017
First quarter ended March 31, 2017	$0.12	$0.04
Second quarter ended June 30, 2017	$0.06	$0.02
Third quarter ended September 30, 2017	$0.10	$0.02
Fourth quarter ended December 31, 2017	$0.10	$0.01

On April 9, 2018, the last sale price of our common stock as reported on the OTCQB® was $0.02. As of April 9, 2018, there were 322 record owners of our common stock. The transfer agent for the Company’s common stock is ClearTrust LLC, 16540 Pointe Village Drive, Suite 201, Lutz, Florida 33558.

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

None.

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

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a global distribution network that will not only sell, but also install and support our product.  DistributionNow (DNOW) joined the Puradyn distributor network earlier in 2016 and became exclusive distributor for the oil and gas industry in September 2017.  With 300 locations worldwide, DNOW provides the potential to reach to new markets and customers which we would otherwise not be able to effectively reach, and consistently support our product on a global basis.  The majority of our sales to DNOW during 2017, which represented 25% of our total net sales, are through distribution centers located in the southwest U.S. and the Middle East.

In addition to the DNOW network, we currently have approximately 45 distributors and dealers and manufacturer representatives that sell and/or service the Puradyn system in the U.S. and internationally.

While we believe that the initial rollout of the product through the DNOW distribution channel has been extremely encouraging and these opportunities have led to new orders and evaluations in 2017, there are no assurances we will be able to increase sales in 2018 or that sales to DNOW will meet the targeted revenue goals described elsewhere in this report.

Our marketing efforts target industries and potential customers open to innovative methods to protect their high-value engine assets, to reduce oil maintenance costs, to reduce engine overhaul costs, and to reduce engine downtime.  We believe that these businesses are searching for new and progressive ways to better maintain their equipment, including bypass oil filtration. While this is a long-term and ongoing process, we believe we have achieved a degree of product acceptance based on the expansion of existing relationships we have with Nabors Industries, Inc., DNOW, and other end-users and distributors.

Net sales increased as a number of customers are now resuming production after having been negatively impacted since 2015 by the volatility in oil prices. We have found the price of oil not only affects our customers in the oil and gas industry but all ancillary industries these customers serve.  The renewed activity in targeted market segments we began to see in 2016 continued throughout 2017.  The price of NYMEX (WTI) crude oil has steadily increased from the mid-30s range in 2016 to the mid-$60s range per barrel during the first part of 2018.  We believe that a continued and steady rise in oil prices will reflect positively on our product sales. Based on industry intelligence from oil field services firm Baker Hughes as published online weekly on its website, U.S. rig count increased approximately 41% from January 2017 to January 2018 and if this trend continues, it is expected to better support product replacement filter sales in 2018 as rigs continue to return to service.  Additionally, some international customers may be impacted by currency volatility relative to the US dollar, political climate, and general economic, business, and competitive conditions.

Our net sales do not generate sufficient gross margins to pay our operating expenses.  Historically, we have been materially reliant on working capital advances from our Chairman and Chief Executive Officer to address our liquidity and working capital issues through the utilization of the borrowing agreement with him.  During 2017 we borrowed an additional net amount of $875,000 from him, and at December 31, 2017 we owed him approximately $8 million, net of a debt conversion in the fourth quarter of 2016. He has also advanced us an additional $200,000 during 2018. The loan, which is unsecured, matures on December 31, 2018.  We do not have the funds to satisfy these obligations.  While he has continued to fund our working capital needs and extend the due date of the obligation, he is under no contractual obligation to do so.  During 2017 he advised us he does not expect to continue to provide working capital advances to us at historic amounts. If we are unable to meet our obligation to Mr. Vittoria prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.  However, he is under no obligation to do so.

We also owe certain of our employees $1,626,003 in deferred cash compensation at December 31, 2017, which represents 16% of our current liabilities on that date.  Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and one other employee have deferred a portion of the compensation due them to assist us in managing our cash flow and working capital needs.  As there is no written agreement with these employees which memorializes the terms of salary deferral, only an election to do so, it is possible the employees could demand payment in full at any time or elect to no longer defer their salaries, or reduce the amount they currently defer. We do not have sufficient funds to satisfy these obligations.

We do not have any external sources of liquidity at this time, and our discussions over the past few years with third parties for potential investments have not been successful. We historically have encountered resistance from potential investors on a variety of fronts, including our operating losses, declining revenues and as a result of the amount of debt due Mr. Vittoria.  In an effort to improve our ability to raise capital, on November 11, 2016 he converted $6,100,000 of principal and interest due him into 20,333,333 shares of our common stock at a conversion price of $0.30 per share. We were initially hopeful that his conversion of approximately 46% owed him into shares of our common stock at a price which was effectively 10 times the recent market price of our common stock would have provided new paths in our efforts to raise working capital upon terms acceptable to our company.  To date, such has not been the case although we have continued to discuss financing options with a number of sources.  If we are unable to significantly increase our sales, or if we are not able to borrow or raise additional investment capital, we may have to further modify our business plan, reduce or discontinue some of our operations or seek a buyer for part of our assets to continue as a going concern through 2018. There can be no assurance we will be able to raise additional capital or that sales will increase to the level required to break even or generate profitable operations to provide positive cash flow from operations. In the event we are unable to secure needed capital, we would be unable to continue our operations and it is likely that stockholders could lose their entire investment in our company.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on loans from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder, as set forth above, have led our independent registered public accounting firm Liggett & Webb, P.A. to include a statement in its audit report relating to our audited financial statements for the years ended December 31, 2017 and 2016 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Results of Operations

Net Sales. Net sales increased by 16% in 2017 compared to 2016. Domestic sales represented 75% and 65% of net revenues in 2017 and 2016, respectively, and in 2017 and 2016 international sales represented 25 % and 35%, respectively, of the Company’s net sales.

Net sales increased as a number of customers are now resuming production after having been negatively impacted since 2015 by the volatility in oil prices.

Cost of Products Sold. Gross profit, as a percentage of sales, decreased from 25% for 2016 to 22% for 2017. The decrease in gross profit was attributable to an additional provision for slow moving inventory of $139,033 which adversely impacted margins in that period as well our lower margins associated with our distribution agreement entered into in September 2017 with DNOW for the worldwide rights to sell our product in the oil and gas industry effective September 7, 2017.

We continue to review cost of materials increases, some of which were passed through to our customers as product price increases in 2017. With the exception of our exclusivity with DNOW which defines a set level of pricing through December 2018, price increases can be passed on to our distributors and customers with timely notice.

Total Operating Costs. Total operating costs decreased between 2017 and 2016. Salaries and wages decreased in 2017 as compared to 2016.  Salaries and wages, as a percentage of sales, were 37% in 2017 compared to 45% in 2016 as a result of staffing reductions.  Management does not anticipate any material changes in salaries and wages at the current level of sales and anticipates only nominal hiring would be required to support increased sales to OEM and niche industry targets.

Selling and Administrative Expenses. Selling and administrative expenses decreased by approximately 15% in 2017 from 2016 which are attributable to reduction in expenses associated with stock compensation to employees, reduced professional fees, and reduced travel.   We anticipate that our selling and administration expenses will remain at the same level in 2018 as 2017. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses.

Interest Expense Interest expense decreased 21% in 2017 as compared to 2016 as a result of increased borrowings in 2016. The Company pays interest monthly on the notes payable to our principal stockholder at prime rate less 0.5%, with rates reset as often as the Federal Reserve changes interest rates, which was a weighted average of 3.603% for 2017 as compared to an average of 2.946% for 2016. Interest expense declined during 2017 as a result of the conversion of a portion of the debt to equity by Mr. Vittoria in November 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2017, we had cash of $54,438 as compared to cash of $12,806 at December 31, 2016. At December 31 2017, we had negative working capital of $9,470,970 and our current ratio (current assets to current liabilities) was .08 to 1. At December 31 2016, we had negative working capital of $8,266,892 and our current ratio (current assets to current liabilities) was .11 to 1. The decrease in working capital is primarily attributable to decreases in inventory, cash, and deferred compensation which was offset by increases in accounts receivable, prepaid expense, accounts payable, accrued liabilities and a reclassification of long term debt to short term. The 41% decrease in inventories at December 31, 2017 as compared to December 31, 2016 reflects reduced ordering of inventory in order to conserve cash flow as well as an increase in the reserve for obsolete and slow moving inventory.

We do not currently have any commitments for capital expenditures.

Operating activities

Net cash used in operating activities was $703,037 for 2017 as compared to $1,268,730 for 2016. In both periods, we principally used cash to fund our net losses.  Other period to period changes included increases in accounts receivable, prepaid and other current assets and deferred compensation in 2017 which were partially offset by decreased inventory as well as an increase in the reserve for obsolete and slow moving inventory.

Investing activities

Net cash used in investing activities during 2017 was $101,576 as compared to $112,912 for 2016. The majority of the 2017 and 2016 investment activity related to capitalized patent costs and the purchase of computer equipment.

Financing activities

Net cash provided by financing activities was $846,245 for 2017 as compared to $1,359,977 for 2016. During 2017, $875,000 was received from a note payable due to our primary stockholder and another $25,000 was received from a stockholder who was a former board director, and the sole owner of Boxwood Associates, Inc. and repaid a loan from the former board director totaling $50,000.  These amounts were offset by payment of $3,755 on capital leases.  During 2016, $1,263,732 was received from a note payable due to our primary stockholder and another $100,000 was received from a stockholder who was a former board director, and the sole owner of Boxwood Associates, Inc.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our Chief Executive Officer, and our Vice President who serves as our principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and our Vice President who serves as our principal financial and accounting officer, concluded that as of December 31, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses. During 2017 we failed to timely file a Current Report on Form 8-K disclosing the terms of the September 2017 amendment to our distribution agreement with DNOW, and to file a copy of such amendment. We have subsequently filed the February 2018 amendment to our distribution agreement with DNOW, which supersedes in its entirety the September 2017 amendment, as an exhibit to this report. The Board of Directors, with the input of outside counsel, discussed management’s obligation for the timely compliance of the Company’s reporting obligations under the Securities Exchange Act of 1934 by management, and management has reiterated its understanding of the applicable rules and regulations, including the relative filing deadlines.

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

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Vice President who serves as our principal financial and accounting officer, are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework “2013”.  Based on this assessment, our management has concluded that as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of a material weakness in our disclosure controls as described above.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and/or members of our Board of Directors:

Name	Age	Positions
Joseph V. Vittoria	82	Chairman of the Board of Directors and Chief Executive Officer
Kevin G. Kroger	66	President, Chief Operating Officer and Director
John S. Caldwell	73	Director
Alan J. Sandler	79	Vice President, Chief Administrative Officer and Corporate Secretary

Joseph V. Vittoria was appointed to the Puradyn Board of Directors as Chairman on February 8, 2000 and to the office of Chief Executive Officer on October 24, 2006. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. from 1997 until it was sold in 2000. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc., and was its President and Chief Operating Officer from 1982 to 1987. Mr. Vittoria also serves on the Board of Yachtico.com. He is also an Emeritus Member of the Columbia Business School’s Board of Overseers.

Mr. Vittoria’s extensive management, banking, organizational growth and experience bring oversight and guidance to the Company’s entire organization. The Board believes that Mr. Vittoria has the experience, qualifications, attributes and skills necessary to serve as Chairman.

Kevin G. Kroger joined Puradyn July 3, 2000 as President and Chief Operating Officer and was appointed to the Board of Directors in November 2000. He was also appointed to the Board of Puradyn Ltd. in December 2000, Mr. Kroger was with Detroit Diesel Corporation from 1989 to the time he joined our Company, serving in various executive and Board positions prior to his appointment in 1998 to the position of Vice President and General Manager of Series 55/40/30/Cento Industrial product line. From 1987 to 1989 he was Vice President of R.E.S. Leasing and of VE Corporation. From 1971 to 1987, he held several management positions with Caterpillar Corporation.

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

Lieutenant General (Retired) John S. Caldwell, Jr. was appointed to the Puradyn Board of Directors on August 25, 2005 and served as Chairman of the Compensation Committee until it was disbanded in March 2016.  Gen. Caldwell served as the Army’s top ranking officer for Acquisition, Logistics and Technology when he retired in January 2004. He also served as Director of the 50,000-person Army Acquisition Workforce, responsible for personnel development and training policy and key assignment recommendations. Prior to these positions, Gen. Caldwell served as the Commanding General of the US Army Tank-Automotive and Armaments Command (TACOM), in which capacity he developed, fielded and supported lethality, survivability and mobility capabilities for approximately 70% of the Army’s ground force. He served 4 years as the Project Manager, Abrams Tank System, leading R&D, production, quality assurance, procurement and logistical support of the Army’s tank program, a $600 million R&D, $15 billion procurement program with major international components.  General Caldwell currently consults in various capacities, including as a Member of The Spectrum Group. General Caldwell holds the degrees of Bachelor of Science from the US Military Academy, West Point, in New York; Master in Mechanical Engineering from Georgia Institute of Technology in Atlanta, GA, and the Industrial College of the Armed Forces. General Caldwell served as a member of the board of Taser International from 2007 to May 2016.

Gen. Caldwell’s logistic and military background brings to our organization oversight and guidance in the planning and execution of our financial and operational growth plan. The Board believes that Gen. Caldwell has the experience, qualifications, attributes and skills necessary to serve as a Director.

Alan J. Sandler serves as our Vice President, Chief Administrative Officer, and Secretary to the Board, as our principal financial and accounting officer. Mr. Sandler joined our Company in June 1998 and has served in various other positions including President (June 1998 until January 2000), Chief Operating Officer (June 1998 to January 2000), Chief Financial Officer (June 1998 to March 2001 and August 2001 to March 2002), Principal Financial Officer (April 2010 to present) and Director (June 1998 to December 2004). Prior to joining our Company, from 1995 until 1997 Mr. Sandler served as President and Chief Executive Officer to Hood Depot, Inc., a national restaurant supply manufacturer/distributor. From 1979 to 1995 he was President and Chief Executive Officer of Sandler & Sons Dental Supply Company, a regional dental supply and equipment distributor. Previous to this position he was a Vice President of Gardner Advertising Company, a national advertising agency, from 1965 to 1979.

There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the stockholders.

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the year ended December 31, 2017 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2017, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any officer, director or 10% or greater stockholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2017.

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

Board Leadership Structure and the Role of our Board in Risk Oversight

The Board of Directors oversees our business affairs and monitors the performance of management. One of our three directors is independent and we do not have a lead independent director.  In accordance with our corporate governance principles, our independent director does not involve himself in day-to-day operations. The independent director keeps informed through discussions with our Chief Executive Officer and our other executive officers, and by reading the reports and other materials that we send them and by participating in meeting of the Board of Directors. Our independent director may meet at any time in his sole discretion without any other directors or representatives of management present. Our independent director has access to the members of our management team or other employees as well as full access to our books and records. We have no policy limiting, and exert no control over, meetings of our independent directors. Our Board of Directors believes our current structure provides independence and oversight and facilitates the communication between senior management and the Board of Directors regarding risk oversight, which the Board believes strengthens its risk oversight activities.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management. In his role and as independent director, General Caldwell meets regularly with management to discuss strategy and risks we face and to address any questions or concerns they may have on risk management and any other matters.

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

Committees of the Board of Directors

We do not have any committees of comprised of members of our Board of Directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

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

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for:

•

our principal executive officer or other individual serving in a similar capacity, and

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2017.

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with FASB ASC 718, Compensation-Stock Compensation. During 2017, two executives deferred 15% and 55% of base wages.  During 2016, two executives deferred 14% and 29% of base wages.  The amounts included below reflect wages actually earned during the respective periods.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph V. Vittoria [1]	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—

Kevin Kroger [2]	2017	186,000	—	—	—	—	—	14,125	200,125
	2016	186,000	—	—	—	—	—	16,135	202,135

Alan Sandler [3]	2017	112,000	—	—	—	—	—	—	112,000
	2016	112,000	—	—	—	—	—	—	112,000

———————

1.

Mr. Vittoria, who is also the Chairman of our Board of Directors, serves as our Chief Executive Officer. Mr. Vittoria’s compensation excludes interest paid to him under the working capital loan he provides to our Company. See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report.

2.

Mr. Kroger serves as our President and Chief Operating Officer. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Kroger during each fiscal year and disability and life insurance premiums we pay on his behalf. Annual salary deferral of $28,533 and $26,445, is included in his salary for 2017 and 2016, respectively, in the foregoing table. As there is no written agreement with Mr. Kroger which memorializes the terms of salary deferral, only an election to do so, it is possible that he could demand payment in full at any time, elect to no longer defer his salary, or reduce the amount he currently defers.

3.

Mr. Sandler serves as our principal financial and accounting officer, Vice President, and Chief Administrative Officer. All Other Compensation in the foregoing table represents the amounts for reimbursement of health care premiums provided in the same percentage amount as to all employees. Annual salary deferral of $62,000 and $32,000 is included in his salary for 2017 and 2016, respectively, in the foregoing table. As there is no written agreement with Mr. Sandler which memorializes the terms of salary deferral, only an election to do so, it is possible that he could demand payment in full at any time, elect to no longer defer his salary, or reduce the amount he currently defers.

How our Executive Officers Compensation is Determined

Mr. Vittoria, who has served as our Chief Executive Officer since October 2006, is not a party to an employment agreement with the Company. He receives no compensation and does not participate in any of the Company’s insurance plans.

On July 3, 2000, the Company entered into an employment agreement, with an initial term of three years, with Mr. Kroger, who serves as our President and Chief Operating Officer. Thereafter, the contract was amended on December 23, 2002 and July 3, 2003. The term of the agreement automatically renews on a year to year basis on the same terms and conditions contained herein in effect as of the time of renewal.  The contract initially provided for an annual salary of $166,000, minimum bonuses of $50,000, $80,000 and $80,000, respectively, for the years 2000 through 2002; 300,000 qualified stock options; a one-year salary severance clause, and certain insurance and auto allowance compensations. Mr. Kroger is also entitled to pay health insurance, a life insurance and disability policy, a $1,000 per month car allowance, five weeks paid vacation and other executive benefits which may be made available from time to time. Upon entering into the agreement we granted Mr. Kroger 10-year options to purchase 300,000 shares of our common stock at the then fair market value of our common stock which vested in equal installments on the first, second, third and fourth anniversary date of the agreement. The agreement also contains customary indemnification, non-compete, confidentiality and invention assignment clauses. The term of the agreement continues on a year-to-year basis on the same terms and conditions as were in effect at the time of renewal. The agreement may be terminated by us upon Mr. Kroger’s death or disability, by us for good cause as defined in the agreement, or by either party without cause. In the event the agreement is terminated on Mr. Kroger’s death, by us for cause or by him without cause, we do not owe any severance benefits. If the agreement is terminated as a result of his disability, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year.  If the agreement is terminated by us without cause or by Mr. Kroger in the event of a change of control of our Company, we are required to pay him a lump sum equal to the greater of the base salary then in effect for the remaining term of the agreement or for one year, together with any declared but unpaid bonus. The addendum dated July 3, 2003 discontinued the bonus provision of the contract but all other terms and conditions of the contract remain in effect.

On November 16, 2017 we entered into an addendum with Mr. Kroger pursuant to which the amount of his life insurance policy was reduced, but all other terms and conditions of the contract remain in effect. During 2017 and 2016, Mr. Kroger’s base annual salary was $186,000 with approximately $28,533 and $26,445, or 15% and 14%, respectively, deferred annually. As there is no written agreement with Mr. Kroger which memorializes the terms of salary deferral, only an election to do so, it is possible that he could demand payment in full at any time, elect to no longer defer his salary, or reduce the amount he currently defers.

Mr. Sandler, who has served as our principal financial and accounting officer since April 2010 and Vice President and Chief Administrative Officer since January 2000, is not a party to an employment agreement with the Company. His compensation is determined by Board of Directors. During 2017 and 2016 Mr. Sandler’s compensation package included a base annual salary of $112,000, with approximately $62,000 and $32,000, or 55% and 29% deferred in 2017 and 2016, respectively, and company-provided benefits and reimbursement of his health care premiums in the same percentage amount as provided to all employees. As there is no written agreement with Mr. Sandler which memorializes the terms of salary deferral, only an election to do so, it is possible that he could demand payment in full at any time, elect to no longer defer his salary, or reduce the amount he currently defers.   The amount payable to Mr. Sandler can be increased at any time upon the determination of the Board and/or senior management.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2017:

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Joseph V. Vittoria	500,000	—	—	0.18	11/22/18	—	—	—	—
Kevin Kroger	100,000	—	—	0.26	06/10/18	—	—	—	—
	100,000	—	—	0.21	9/8/20	—	—	—	—
	150,000	—	—	0.28	02/04/21	—	—	—	—
	150,000		—	0.14	3/30/22	—	—	—	—
	66,668	33,332	—	0.16	5/26/25	—	—	—	—
Alan Sandler	100,000	—	—	0.26	06/10/18	—	—	—	—
	100,000	—	—	0.30	08/05/18	—	—	—	—
	75,000	—	—	0.21	09/08/20	—	—	—	—
	75,000	—	—	0.28	02/04/21	—	—	—	—
	75,000	—	—	0.14	3/30/22	—	—	—	—
	66,668	33,332	—	0.16	5/26/25	—	—	—	—

Incentive and Non-qualified Stock Option and Stock Award Plans

We currently have two stock option plans, our 2010 Option Plan and our Directors' Plan.  Our earlier plans which were adopted in 1996 and 1999 have expired by their terms.  Please see Note 14 to the notes to our financial statements appearing elsewhere in this report for a description of the material terms of these plans.

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

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2017. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 14 of the Notes to our Financial Statements for the year ended December 31, 2017 appearing elsewhere in this report.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation earnings ($)	All other compensation ($)	Total ($)
Joseph V. Vittoria	—	—	—	—	—	—	—
John S. Caldwell (1)	—	—	895	—	—	—	895
Kevin G. Kroger	—	—	—	—	—	—	—
Dominick Telesco (2)	24,000	—	330	—	—	—	24,330

———————

(1)

On August 25, 2017, General Caldwell was granted options to purchase 5,000 shares of common stock at an exercise price of $0.03 per share, vesting on August 25, 2019 and expiring on August 25, 2022.

(2)

If not previously exercised, Mr. Telesco’s options will expire one year following the date of his June 1, 2017 resignation from the board. On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco is President of Boxwood Associates, Inc.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 27, 2018 we had 69,016,468 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2018 by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Joseph V. Vittoria (1)	26,097,753	37.8%
Kevin G. Kroger (2)	1,226,041	1.8%
Alan J. Sandler (3)	513,270	*
Lieutenant General John S. Caldwell, Jr. US Army (retired)(4)	22,500	*
All officers and directors as a group (five persons) (1)(2)(3)(4)	27,857,064	39.6%
Dominick Telesco (5)	6,237,570	9.0%

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

•

options to purchase 150,000 shares of our common stock  at an exercise price of $0.14 per share through March 30, 2022; and

•

options to purchase 66,668 shares of our common stock at an exercise price of $0.16 per share through May 26, 2025.

The number of shares beneficially owned by Mr. Kroger excludes:

•

unvested options to purchase 33,332 shares of common stock at $0.16 per share through May 26, 2025.

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

•

options to purchase 75,000 shares of our common stock  at an exercise price of $0.14 per share through March 30, 2022; and

•

options to purchase 66,668 shares of our common stock at an exercise price of $0.16 per share through May 26, 2025.

The number of shares beneficially owned by Mr. Sandler excludes:

•

unvested option to purchase 33,332 shares of common stock at $0.16 per share through May 26, 2025.

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

The number of shares beneficially owned by General Caldwell excludes:

•

unvested options to purchase 5,000 shares of common stock at $0.04 per share through August 25, 2021; and

•

unvested options to purchase 5,000 shares of common stock at $0.034 per share through August 25, 2022.

(5)

The number of shares beneficially owned by Mr. Telesco includes:

•

options to purchase 5,000 shares of common stock at $0.15 per share through June 1, 2018; and

•

options to purchase 5,000 shares of common stock at $0.22 per share through June 1, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
1999 Stock Option Plan	992,008.35		—
2010 Stock Option Plan	2,418,057.20		1,430,279
2000 Non-Employee Directors Plan	150,000.20		245,000
Plans not approved by stockholders	N/A	N/A	N/A

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

Please see Note 16 to the Company's audited financial statements appearing elsewhere in this report for a description of transactions with related parties during 2017 and 2016.

Director Independence

John S. Caldwell is considered "independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Liggett & Webb, P.A., served as our independent registered public accounting firm for 2017 and 2016. The following table shows the fees that were billed for the audit and other services provided by such firm for 2017 and 2016.

	2017	2016

Audit Fees	$39,000	$39,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$39,000	$39,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2017 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated July 24, 1996 (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated December 13, 1996 (2)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated February 3, 1998 (3)
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated March 5, 2009 (4)
3.5	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011 (12)
3.6	Bylaws (1)
4.1	Form of common stock certificate (6)
4.2	Form of Common Stock Purchase Warrant to be issued to Catalyst Global LLC (16)
4.3	Form of Common Stock Purchase Warrant to be issued to Rainerio Reyes (18)
10.1	2000 Non-Employee Directors’ Plan (5)
10.2	Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991 (1)
10.3	Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995 (1)
10.4	Master Distributor Agreement dated February 18, 2008 by and between Puradyn Filter Technologies Incorporated and Filter Solutions Ltd. (8)
10.5	Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger, as amended (8)
10.6	Standby Commitment Agreement Amendment No. 16 dated March 5, 2014 (15)
10.7	Consulting Agreement dated October 20, 2009 between Puradyn Filter Technologies Incorporated and Boxwood Associates, Inc.(13)
10.8	2010 Stock Option Plan (10)
10.9	Lease between Puradyn Filter Technologies, Inc. and Duke PBC At Quantum I-9, LLC (14)
10.10	Standby Commitment Agreement Amendment No. 17 dated March 19, 2015 (17)
10.11	Standby Commitment Agreement Amendment No. 18 dated March 20, 2016 (18)
10.12	Promissory Note dated January 6, 2016 with Dominick A. Telesco (18)
10.13	Advisory Agreement dated March 7, 2016 by and between Puradyn Filter Technologies Incorporated and Rainerio Reyes (18)
10.14	Debt Conversion Agreement with Joe Vittoria dated November 11, 2016 (20)
10.15	Promissory Note Forgiveness Agreement dated February 9, 2017 (22)
10.16	Amendment dated November 17, 2017 to Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger (23)
10.17	Standby Commitment Agreement Amendment No. 19 dated November 16, 2017 (24)
10.18	Promissory Note Forgiveness Agreement dated December 1, 2017*
10.19	Distributor Agreement Amendment No. 2 dated February 28, 2018 by and between Puradyn Filter Technologies Incorporated and DNOW L.P.*
10.20	Promissory Note dated November 17, 2017 with Dominick A. Telesco*
14.1	Business Ethics and Conflicts of Interest Statement (21)
23.1	Consent of Liggett & Webb, P.A.*
31.1	Section 302 certification of Chief Executive Officer*
31.2	Section 302 certification of Principal financial and accounting officer*
32.1	Section 906 certification of Chief Executive Officer*
32.2	Section 906 certification of Principal financial and accounting officer*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

(22)

Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2016.

(23)

Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2017.

(24)

Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puradyn Filter Technologies Incorporated (Registrant)

By:	/s/ Joseph V. Vittoria
Chairman and Chief Executive Officer
Date: April 10, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

April 10, 2018

/s/ Joseph V. Vittoria
Joseph V. Vittoria Chief Executive Officer and Chairman of the Board, principal executive officer

/s/ Alan J. Sandler
Alan J. Sandler principal financial and accounting officer, Vice President, Chief Administrative Officer and Secretary to the Board

/s/ Kevin G. Kroger
Kevin G. Kroger, President and Chief Operating Officer and Director

/s/ John S. Caldwell
John S. Caldwell, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Puradyn Filter Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Puradyn Filter Technologies, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017, and the related notes.  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced net losses since inception and negative cash flows from operations and has relied on loans from related parties to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2006

Boynton Beach, Florida

April 10, 2018

PURADYN FILTER TECHNOLOGIES INCORPORATED

BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$54,438	$12,806
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	270,896	260,171
Inventories, net	400,764	682,108
Prepaid expenses and other current assets	69,355	55,447
Total current assets	795,453	1,010,532

Property and equipment, net	45,327	42,502
Other noncurrent assets	532,540	470,408
Total assets	$1,373,320	$1,523,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$186,696	$147,584
Accrued liabilities	362,804	334,910
Sales incentives	99,128	—
Current portion of capital lease obligation	3,443	3,755
Deferred compensation	1,626,003	1,602,826
Notes Payable - stockholders	7,988,349	7,188,349
Total current liabilities	10,266,423	9,277,424

Capital lease obligation, less current portion	—	3,443
Total Long Term Liabilities	—	3,443
Total Liabilities	10,266,423	9,280,867

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 69,016,468 and 69,016,468, respectively	69,016	69,016
Additional paid-in capital	53,599,160	53,504,744
Accumulated deficit	(62,561,279)	(61,331,185)
Total stockholders’ deficit	(8,893,103)	(7,757,425)
Total liabilities and stockholders’ deficit	$1,373,320	$1,523,442

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016

Net sales	$2,250,141	$1,949,130
Cost of sales	1,758,974	1,463,798
Gross profit	491,167	485,332

Costs and expenses:
Salaries and wages	855,131	878,408
Selling and administrative	592,614	701,427
Total Operating Costs	1,447,745	1,579,835

Loss from operations	(956,578)	(1,094,503)

Other (expense):
Interest expense	(273,516)	(346,714)
Total other expense	(273,516)	(346,714)

Provision for income taxes	—	—

Net loss	$(1,230,094)	$(1,441,217)

Basic and diluted loss per common share	$(0.02)	$(0.03)

Basic and diluted weighted average common shares Outstanding	69,016,468	51,301,400

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Operating activities
Net loss	$(1,230,094)	$(1,441,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,373	36,640
Loss on sale of fixed assets	2,248	—
Provision for obsolete and slow moving inventory	139,033	17,108
Compensation expense on stock-based arrangements with employees, consultants, vendors and investors	41,752	95,733
Changes in operating assets and liabilities:
Accounts receivable	(10,725)	(143,746)
Inventories	142,312	118,221
Prepaid expenses and other current assets	(13,908)	(31,853)
Accounts payable	39,108	73,742
Accrued liabilities	30,559	13,401
Sales incentives	99,128	—
Deferred compensation	23,177	(6,759)
Net cash used in operating activities	(703,037)	(1,268,730)

Investing activities
Capitalized patent costs	(76,731)	(109,732)
Proceeds from sale of equipment	3,000	—
Purchases of equipment	(27,845)	(3,180)
Net cash used in investing activities	(101,576)	(112,912)

Financing activities
Proceeds from issuance of notes payable to stockholders	875,000	1,363,732
Repayment of notes payable to stockholders	(50,000)	(100,000)
Proceeds from stockholder loan	25,000	100,000
Payment of capital lease obligations	(3,755)	(3,755)
Net cash provided by financing activities	846,245	1,359,977

Net increase / (decrease) in cash	41,632	(21,665)

Cash at beginning of year	12,806	34,471

Cash at end of year	$54,438	$12,806

Supplemental cash flow information
Cash paid for interest	$238,595	$330,164
Cash paid for taxes	$—	$—

Noncash investing and financing activities
Forgiveness of note payable and accrued interest – related party	$52,664	$—
Conversion of note payable Stockholder to common stock	$—	$6,100,000

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2015	—	$—	48,683,135	$48,683	$47,329,344	$(59,889,968)	$(12,511,941)

Net loss	—	—	—	—	—	(1,441,217)	(1,441,217)
Conversion of note payable stockholder to common stock	—	—	20,333,333	20,333	6,079,667	—	6,100,000
Warrants issued to consultants	—	—	—	—	30,277	—	30,277
Compensation expense associated with unvested option awards	—	—	—	—	65,456	—	65,456
Balance at December 31, 2016	—	—	69,016,468	69,016	53,504,744	(61,331,185)	(7,757,425)

Net loss	—	—	—	—	—	(1,230,094)	(1,230,094)
Forgiveness of note payable and accrued interest – related party	—	—	—	—	52,664	—	52,664
Compensation expense associated with unvested option awards	—	—	—	—	41,752	—	41,752
Balance at December 31, 2017	—	$—	69,106,468	$69,016	$53,599,160	$62,561,279	$(8,893,103)

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about allowances for inventory obsolescence, useful life of fixed assets, warranty reserves and bad-debt reserves, valuation allowance on the deferred tax asset, life of intangible assets, impairment of intangible assets and the assumptions used in Black-Scholes valuation models related to stock options and warrants.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2017 and December 31, 2016, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2017 and December 31, 2016, respectively, because of their short-term natures.

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

DECEMBER 31, 2017 AND 2016

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017 AND 2016

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2017 and December 31, 2016, respectively:

	2017	2016
Balance as of beginning of year	$20,000	$20,000
Less: Payments made	—	—
Add: Provision for current years warranty	—	—

Balance as of end of year	$20,000	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2017 and 2016, advertising costs incurred by the Company totaled approximately $1,251 and $12,130, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2017 and 2016, engineering and development costs incurred by the Company totaled $6,981 and $9,068, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2017 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements.

In 2017 and 2016, respectively, 5,000 and 30,000 options were granted at fair market value on the date of grant pursuant to the Stock Option Plan.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017 AND 2016

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2017 and December 31, 2016, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 18 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 4,170,162 in 2017 and 4,680,840 in 2016.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017 AND 2016

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

3. Inventories

At December 31, 2017 and December 31, 2016 inventories consisted of the following:

	2017	2016

Raw materials	$901,600	$1,074,156
Finished goods	125,932	112,535
Work in process	16,848	—
Valuation allowance	(643,616)	(504,583)
	$400,764	$682,108

4. Prepaid Expenses and Other Current Assets

At December 31, 2017 and December 31, 2016, prepaid expenses and other current assets consisted of the following:

	2017	2016

Prepaid expenses	$26,648	$27,447
Deposits	42,707	28,000
	$69,355	$55,447

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017 AND 2016

5. Property and Equipment

At December 31, 2017 and December 31, 2016, property and equipment consisted of the following:

	2017	2016

Machinery and equipment	$1,045,217	$1,045,217
Furniture and fixtures	56,558	56,558
Leasehold improvements	152,322	129,722
Software and website development	88,842	88,842
Computer hardware and software	153,249	153,249
	1,496,188	1,473,588
Less accumulated depreciation and amortization	(1,450,861)	(1,431,086)
	$45,327	$42,502

Depreciation and amortization expense of property and equipment for the years ended December 31, 2017 and 2016 is $19,775 and $22,579, respectively, of which $4,529 and $5,064 is included in cost of products sold, and $15,246 and $17,533 is included in selling and administrative costs, respectively, in the accompanying statements of operations. During the year ended December 31, 2017 the Company recognized a loss of $1,808 on the disposal of fixed assets.

6. Patents

Included in other assets at December 31, 2017 and 2016 are capitalized patent costs as follows:

	2017	2016

Patent costs	$558,873	$482,142
Less accumulated amortization	(62,153)	(47,555)
	$496,720	$434,587

Amortization expense for the year ended December 31, 2017 and 2016 amounted to $14,598 and $14,043, respectively.

7. Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of December 31, 2014, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. During 2008, this lease was renewed effective August 1, 2008 and expired on July 31, 2013 and contained an annual increase of 3%. During June 2009, an amendment to the lease agreement was reached, temporarily reducing the monthly rent. The total minimum lease payments over the term of the lease were reduced from an aggregate of approximately $956,000 to approximately $925,000, or approximately 3%. On September 27, 2012 the Company entered into a non-cancellable lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the lease signed on September 27, 2012 amount to $909,383. See Note 11.

The Company leased a condominium in Ocean Ridge, Florida, on an annual basis, to provide accommodations for Company use, primarily for Mr. Alan Sandler and Mr. Kevin Kroger, the Company’s Principal Financial Officer, Vice President and Chief Administrative Officer, and Chief Operating Officer, respectively. The lease has an annual expense of $8,500. In December 2017, the Company did not renew the lease.

Rent expense under all operating leases for the years ended December 31, 2017 and 2016 totaled $280,880 and $268,759, respectively, of which $212,454 and $204,568 is included in cost of products sold and $66,346 and $64,191 is included in selling and administrative costs, respectively, in the accompanying statements of operations.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017 AND 2016

In January 2012 and August 2011, the Company entered into capital lease obligations for the purchase of $15,383 and $13,681, respectively of office equipment, which is included in property and equipment.  As of December 31, 2017 and 2016 the office equipment was recorded net of $6,008 and $7,198 respectively, of accumulated depreciation, in the accompanying balance sheets.  In January 2015 the Company entered into a new capital lease for office equipment in the amount of $15,020.

Future minimum lease commitments due for facilities and equipment leases under non-cancellable capital and operating leases at December 31, 2017 are as follows:

	Capital Leases	Operating Leases
2018	$3,443	$164,448
2019	—	97,586
Total minimum lease payments	3,443	$262,034
Less amount representing interest	—
Present value of minimum lease payments	$3,443

8. Accrued Liabilities

At December 31, 2017 and December 31, 2016, accrued liabilities consisted of the following:

	2017	2016
Accrued wages and benefits	$69,025	$60,904
Accrued expenses relating to vendors and others	136,681	138,863
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	115,039	84,988
Deferred rent	22,059	30,155
	$362,804	$334,910

9. Deferred Compensation

Deferred compensation represents amounts owed to three employees for salary. As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. As of December 31, 2017 and 2016 the Company recorded deferred compensation of $1,626,003 and $1,602,826, respectively.

10.

Sales Incentives

On September 7, 2017, the Company entered into an exclusive distribution agreement for the worldwide rights to sell its product in the oil and gas industry effective September 7, 2017. An incentive program will be used to compensate the distributor for the difference between the price of product currently being charged by PFTI offered to the distributor for the oil and gas industry and the applicable distributor price currently available. The incentive, in the form of credits toward future product, is redeemable only if targeted quarterly goals are achieved.  If the goals are not achieved the credits will be carried forward and are redeemable when the quarterly goals are achieved. As of December 31, 2017, the Company recorded a credit toward future product of $99,128.

Targeted quarterly goals, if achieved, represent an aggregate of approximately $4 million in sales revenue between August 1, 2017 and June 30, 2018. Sales under the agreement amount to $558,141 for the period from August 1, 2017 to December 31, 2017.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017 AND 2016

11. Notes Payable to Stockholders and Capital Leases

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an Executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.62% and 2.5865% per annum at December 31, 2017 and 2016, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2017. On November 16, 2017, our Chairman and Chief Executive Officer extended the due date of the funding commitment to December 31, 2018. Refer to Note 17.

During the year ended December 31, 2017 we borrowed an additional $875,000 from him and repaid $0, and at December 31, 2017 we owed him $7,963,349 which represented approximately 78% of our total liabilities. Subsequent to December 31, 2017, he has advanced an additional $200,000 in working capital funding. On November 11, 2016 $6.1 million of principal and interest was converted into 20,333,333 shares of our common stock at a conversion price of $0.30 per share. This conversion was above the market price of our common stock.  The balance of this loan, which is unsecured, matures on December 31, 2018.  While he has continued to fund our working capital needs at reduced levels and extend the due date of the obligation for an additional year, he is under no contractual obligation to do so.  During 2017 he advised us he does not expect to continue to provide working capital advances to us at historic amounts. If we are unable to meet our obligation to our Chairman and Chief Executive Officer prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

Additionally, the Company had unsecured loans outstanding from a former member of the board of directors who is also a significant stockholder, totaling $100,000 at December 31, 2016. The notes bear interest at a rate of 5% per annum and are due upon demand. During the year ended December 31, 2017, we repaid him $50,000 and in addition, he forgave $50,000 and accrued interest of $2,664. The forgiveness was treated as a capital contribution. In November 2017, the Company received an additional loan in the amount of $25,000 from this same former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due December 31, 2018. Refer to Note 17.

During the years ended December 31, 2017 and 2016, the Company incurred interest expense of $271,311 and $345,734, respectively, on its loans from this stockholder, which is included in interest expense in the accompanying statements of operations. Also included in interest expense at December 31, 2017 and 2016 were $2,205 and $980 of interest related to capital lease obligations, financing, late fees and loans from a stockholder.

Notes payable and capital leases consisted of the following at December 31, 2017 and December 31, 2016:

	2017	2016
Notes payable to stockholders	$7,988,349	$7,188,349
Capital lease obligation	3,443	7,198
	7,991,792	7,195,547
Less: current maturities	(7,991,792)	(3,443)
	$—	$7,192,140

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2017 were:

2018	$7,991,792
$7,991,792

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017 AND 2016

12. Income Taxes

2017 U.S. Tax Reform

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax (“AMT”).

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax assets and liabilities was offset by a change in the valuation allowance.

The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s consolidated financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$12,207,686	$16,432,788
Accrued expenses and reserves	172,212	203,045
Compensatory stock options and warrants	165,946	228,672
Other	1,252	5,407
Total deferred tax assets	12,547,096	16,869,912
Valuation allowance	(12,547,096)	(16,869,912)
Net deferred tax assets	$—	$—

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $12,547,096 and $16,869,912 against its net deferred taxes is necessary as of December 31, 2017 and December 31, 2016, respectively. The change in valuation allowance for the years ended December 31, 2017 and 2016 is $4,322,819 and $446,892 respectively.

At December 31, 2017 and December 31, 2016, respectively, the Company had $48,166,052 and $43,669,900, respectively, of U.S. net operating loss carryforwards remaining.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017 AND 2016

Tax returns for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2017	2016

Federal statutory taxes	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)
Nondeductible items	0.00	0.72
Change in tax rate estimates	389.49	—
Change in valuation allowance	(351.86)	36.91
	—%	—%

13. Commitments and Contingencies

Agreements

On September 7, 2017 the Company entered into an exclusive distribution agreement for the worldwide rights to sell its product in the oil and gas industry. The distributor will receive sales incentive credits toward future product, based upon the difference in current pricing and new pricing detailed in the agreement. The credits toward future product are only redeemable if targeted quarterly goals are achieved.  If the goals are not achieved the credits will be carried forward and are redeemable when the quarterly goals are achieved. Refer to Note 10.

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

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco, is a former member of our board of directors, and a significant stockholder, is President of Boxwood Associates, Inc.  Refer to Note 17.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017 AND 2016

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

On August 25, 2017, the Company granted one director options to purchase 5,000 shares of the Company’s common stock, at an exercise price of $0.03 per share. The options vest over a two year period and expire August 25, 2022. The quoted market price of the common stock at the time of issuance of the options was $0.03 per share. The fair value of the options totaled $167 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.54%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 210%.

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

At December 31, 2017 there was $10,450 of unrecognized compensation cost related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of 4 years. At December 31, 2016 there was $59,168 of unrecognized compensation cost related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of 4 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the closing price. As of December 31, 2017 and 2016, the Company had options outstanding to purchase an aggregate of 3,180,000 and 3,365,500 shares respectively, with an exercise price above the quoted price of the Company’s stock, resulting in no intrinsic value.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017 AND 2016

Additional information concerning the activity in the three option plans is as follows:

	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,365,500	$0.20	3,858,000	$0.22
Granted	5,000	0.03	30,000	0.05
Exercised	—	—	—	—
Forfeited	(36,667)	(0.14	—	—
Expired	(153,833)	(0.22)	(522,500)	(0.30)
Outstanding, end of year	3,180,000	$0.20	3,365,500	$0.20
Exercisable, end of year	2,909,160	$0.20	2,804,660	$0.20
Options available for future grant, end of year	1,245,500		1,303,336

Additional information concerning the unvested options is as follows:

	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Non-Vested options at beginning of year	560,840	$0.17	1,006,667	$0.17
Granted	5,000	0.03	30,000	0.05
Vested	(258,333)	(0.16)	(445,827)	(0.17)
Forfeited	(36,667)	(0.14)
Cancelled	—	—	(30,000)	(0.17)
Non-Vested options end of year	270,840	$0.15	560,840	$0.16

Summarized information with respect to options outstanding under the three option plans at December 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.026 - $0.35	3,180,000	3.63	$0.20	2,909,160	$0.20

The estimated fair value of each stock option grant on the date of grant was computed using the following weighted-average assumptions:

	December 31,
	2017	2016
Risk-free interest rate	1.54%	0.79%-1.45%
Expected term (life) of options (in years)	5	4-10
Expected dividends	—	—
Expected volatility	210%	172%-206. %

15. Common Stock

On November 11, 2016 $6.1 million of principal and interest was converted into 20,333,333 shares of our common stock at a conversion price of $0.30 per share. This conversion was above the market price of our common stock.  The balance of this loan, which is unsecured, matures on December 31, 2018.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017 AND 2016

16. Warrants

At December 31, 2017 and 2016, 990,162 and 1,315,340 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and began expiring on March 24, 2013 with the remaining warrants expiring at various dates through October 1, 2019. Information concerning the Company’s warrant activity is as follows:

	2017		2016
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, at the beginning of year	1,315,340	$0.24	1,099,915	$0.32
Granted	—	—	350,000	0.05
Exercised	—	—	—	—
Expired	(325,178)	(0.35)	(134,575)	(0.39)
Outstanding, at the end of year	990,162	$0.20	1,315,340	$0.24

	Warrants Outstanding – December 31, 2017
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.05 -$0.35	990,162	1.92	$0.20
Totals	990,162	1.92	$0.20

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

17. Related Party Transactions

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an Executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.62% and 2.5865% per annum at December 31, 2017 and 2016, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2017. On November 16, 2017, our Chairman and Chief Executive Officer extended the due date of the funding commitment to December 31, 2018. Refer to Note 11.

During the year ended December 31, 2017, the Company had drawn the full funding amount under the initial agreement of $6.1 million plus additional advances of $7,963,349. On November 11, 2016, the Company and its Chairman and CEO entered into a Conversion Agreement pursuant to which $6,100,000 of principal and accrued but unpaid interest due him for working capital advanced to the Company as described in Notes 11 and 15 was converted into 20,333,333 shares of the Company's common stock at a conversion price of $0.30 per share in full satisfaction of such amount.

Additionally, the Company had unsecured loans outstanding from a former member of the board of directors who is also a significant stockholder, totaling $100,000 at December 31, 2016. The notes bear interest at a rate of 5% per annum and are due upon demand.  During the year ended December 31, 2017, we repaid him $50,000 and in addition, he forgave $50,000 and accrued interest of $2,664. The forgiveness was treated as a capital contribution. In November 2017, the Company received an additional loan in the amount of $25,000 from this same former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due December 31, 2018. Refer to Note 11.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2017 AND 2016

In November 2017, the Company received an additional loan in the amount of $25,000 from this same former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due December 31, 2018.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of 2017 and 2016 we paid Boxwood Associates, Inc. $24,000 under this agreement. A former member of our board of directors is President of Boxwood Associates, Inc.

18. Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2017 whose balances each represented approximately 53%, and 30%, for a total of 83% of total accounts receivables. There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by three customers at December 31, 2016 whose balances each represented approximately 50%, 18%, and 13%, for a total of 81% of total accounts receivables. During the year ended December 31, 2017 sales from three customers represented 36%, 16% and 12% for a total of 64% of sales. During the year ended December 31, 2016 sales from three customers represented 24%, 18% and 15% for a total of 57% of sales. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

19. Subsequent Events

From January 1, 2018 through April 9, 2018, the Company received additional loans in the amount of $200,000 from the Company’s Chairman and CEO, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

Subsequent to December 31, 2017, the Company received a short-term advance from related party in the amount of $250,000 for working capital needs. The short-term advance is non-interest bearing and due on demand.