Form 10-Q
period 2018-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2018-05-15
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018
or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 69,016,468 shares of common stock are issued and outstanding as of May 13, 2018.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of $8,163,349 at May 15, 2018 due our Chairman and CEO which matures on December 31, 2019;

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review our Annual Report on Form 10-K for the year ended December 31, 2017, including the risks described in Part I. Item 1A. Risk Factors, and this report together with our subsequent filings with the Securities and Exchange Commission in their entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$—	$54,438
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	420,978	270,896
Inventories, net	454,106	400,764
Prepaid expenses and other current assets	62,481	69,355
Total current assets	937,565	795,453

Property and equipment, net	40,300	45,327
Other noncurrent assets	548,148	532,540
Total assets	$1,526,013	$1,373,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Cash overdraft	$38,449	$—
Accounts payable	274,359	186,696
Accrued liabilities	366,904	362,804
Sales incentives	—	99,128
Capital lease obligation	2,505	3,443
Deferred compensation	1,574,952	1,626,003
Notes Payable - stockholders	25,000	7,988,349
Total current liabilities	2,282,169	10,266,423

Notes Payable - stockholders	8,163,349	—
Total long-term liabilities	8,163,349	—
Total Liabilities	10,445,518	10,266,423
Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 69,016,468 and 69,016,468, respectively	69,016	69,016
Additional paid-in capital	53,609,501	53,599,160
Accumulated deficit	(62,598,022)	(62,561,279)
Total stockholders’ deficit	(8,919,505)	(8,893,103)
Total liabilities and stockholders’ deficit	$1,526,013	$1,373,320

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Net sales	$885,740	$688,990
Cost of products sold	504,442	442,712
Gross profit	381,298	246,278

Costs and expenses:
Salaries and wages	193,268	212,937
Selling and administrative	150,070	143,340
Total Operating Costs	343,338	356,277

Income / (Loss) from operations	37,960	(109,999)

Other income (expense):
Interest expense	(74,703)	(65,545)
Total other expense, net
Net loss before income tax expense	(36,743)	(175,544)

Provision for income taxes	—	—

Net loss	$(36,743)	$(175,544)

Loss per share – basic and diluted	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	69,016,468	69,016,468

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(36,743)	$(175,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,762	8,072
Compensation expense on stock-based arrangements with employees and consultants	10,341	10,880
Changes in operating assets and liabilities:
Accounts receivable	(150,082)	(31,589)
Prepaid expenses and other current assets	6,874	(4,969)
Inventories	(53,342)	121,227
Security deposits	850	—
Accounts payable	87,663	(37,998)
Sales incentives	(99,128)	—
Deferred compensation	(51,051)	(19,226)
Accrued liabilities	4,099	(11,912)
Net cash used in operating activities	(271,757)	(141,059)

Investing activities
Capitalized patent costs	(20,192)	(2,575)
Net cash used in investing activities	(20,192)	(2,575)

Financing activities
Cash overdraft	38,449	—
Proceeds from issuance of notes payable to stockholders	200,000	200,000
Repayments of stockholders loan	—	(50,000)
Payment of capital lease obligations	(938)	(939)
Net cash provided by financing activities	237,511	149,061

Net (Decrease) / Increase in cash and cash equivalents	(54,438)	5,427

Cash and cash equivalents at beginning of period	54,438	12,806

Cash and cash equivalents at end of period	$—	$18,233

Supplemental cash flow information:
Cash paid for interest	$61,164	$59,074
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash transactions:
Forgiveness of stockholder loan and accrued interest	$—	$26,373

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2018.

For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company's Condensed Statements of Operations in the first quarter of 2018.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2018 and December 31, 2017, the Company did not have any cash equivalents.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of March  31, 2018 and December 31, 2017, respectively, because of their short-term natures.

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the three months ended March 31, 2018, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the three-months ended March 31, 2018:

Balance as of December 31, 2017	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of March 31, 2018 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2018 and March 31, 2017, advertising costs incurred by the Company totaled approximately $0, and $0, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the three months ended March 31, 2018 and 2017, engineering and development costs incurred by the Company totaled $1,429 and $1,575, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2017 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements for the three months ended March 31, 2018.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At March 31, 2018 and December 31, 2017, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 15 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of outstanding stock options and warrants would be anti-dilutive and, accordingly, is excluded from the computation of diluted loss per share. The number of such shares excluded from the computation of loss per share 3,956,412 and 4,522,662 for the three months ended March 31, 2018 and 2017, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's Condensed Statements of Operations in the first quarter of 2018.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $271,757 and $141,059 during the three-months ended March 31, 2018 and 2017, respectively. As a result, the Company has had to rely principally on the conversion of debt into stock as well as stockholder loans to fund its activities to date.

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from a current stockholder led the Company’s independent registered public accounting firm, Liggett & Webb, P.A., to include a statement in its audit report relating to the Company’s audited financial statements for the year ended December 31, 2017 expressing substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3.

Inventories

Inventories consisted of the following at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
	(Unaudited)
Raw materials	$885,144	901,600
Work In Progress	71,867	125,932
Finished goods	140,711	16,848
Valuation allowance	(643,616)	(643,616)
Inventory, net	$454,106	400,764

4.

Prepaid Expenses and Other Current Assets

At March 31, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)
Prepaid expenses	$24,412	26,648
Deposits	38,069	42,707
	$62,481	69,355

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

5.

Property and Equipment

At March 31, 2018 and December 31, 2017, property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)
Machinery and equipment	$1,045,217	$1,045,217
Furniture and fixtures	56,558	56,558
Leasehold improvements	152,322	152,322
Software and website development	88,842	88,842
Computer hardware and software	153,249	153,249
	1,496,188	1,496,188
Less accumulated depreciation and amortization	(1,455,888)	(1,450,861)
	$40,300	$45,327

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2018 and 2017 are $5,027 and $4,677, respectively.

6.

Patents

Included in other assets at March 31, 2018 and December 31, 2017 are capitalized patent costs as follows:

	March 31, 2018	December 31, 2017

Patent costs	$579,065	$558,873
Less accumulated amortization	(65,888)	(62,153)
	$513,177	$496,720

Amortization expense for the three months ended March 31, 2018 and 2017 amounted to $3,735 and $3,395, respectively.

7.

Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of March 31, 2018, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012, the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total remaining minimum lease payments over the term of the current lease amount to $221,430.  Rent expense for the three months ended March 31, 2018 and 2017 amounted to $65,679 and $69,135, respectively.

In January 2015 the Company entered into a capital lease for office equipment in the amount of $15,020. As of March 31, 2018 and December 31, 2017 the balance under capital lease obligations was $2,505 and $3,443, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

8.

Accrued Liabilities

At March 31, 2018 and December 31, 2017, accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)
Accrued vacation and benefits	$66,916	$69,025
Accrued expenses relating to vendors and others	132,094	136,681
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	128,549	115,039
Deferred rent	19,345	22,059
	$366,904	$362,804

9.

Deferred Compensation

Deferred compensation represents amounts owed to four employees for salary. As there is no written agreement with these employees which memorializes the terms of the salary deferral, only a voluntary election to do so. It is possible that the employees could demand payment in full at any time. As of March 31, 2018 and December 31, 2017, the Company recorded deferred compensation of $1,574,952 and $1,626,003, respectively.

10.

Sales Incentives

The Company entered into an exclusive distribution agreement for the worldwide rights to sell its product in the oil and gas industry effective September 7, 2017. An incentive program was used to compensate the distributor for the difference between the price of product currently being charged by PFTI offered to the distributor for the oil and gas industry and the applicable distributor price currently available. The incentive, in the form of credits toward future product, is redeemable only if targeted quarterly goals are achieved.  If the goals are not achieved the credits will be carried forward and are redeemable when the quarterly goals are achieved. Targeted quarterly goals, if achieved, represent an aggregate of approximately $4 million in sales revenue between August 1, 2017 and June 30, 2018. Sales under the agreement amount to $936,193 for the period from August 1, 2017 to March 31, 2018.

As of March 31, 2018 management determined it would not be possible for distributor to achieve its sales goals by June 30, 2018. Since the distributor would not be able to earn these credits the Company is no longer accruing any amounts under this agreement. As of March 31, 2018 the Company recognized $99,128 of amounts previously offset into revenue in the current period.  As of December 31, 2017 and March 31, 2018, the Company recorded a credit toward future product of $99,128 and $0, respectively.

11.

Notes Payable to Stockholders – Related Party

Beginning on March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an Executive officer, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.678% and 3.616% per annum at March 31, 2018 and 2017, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018 he extended the maturity rate to December 31, 2019.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2018 we borrowed an additional $200,000 from him and repaid $0. As of March 31, 2018 and December 31, 2017 we owed him $8,163,349 and $7,963,349 which represented approximately 77% and 78% of our total liabilities, respectively. On May 9, 2018 he extended the maturity date to December 31, 2019.  While he has continued to fund our working capital needs at reduced levels and extend the due date of the obligation for an additional year, he is under no contractual obligation to do so. During 2017 he advised us he does not expect to continue to provide working capital advances to us at historic amounts. If we are unable to meet our obligation to our Chairman and Chief Executive Officer prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

In November 2017, the Company received an additional loan in the amount of $25,000 from this same former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due December 31, 2018.

From April 1, 2018 through May 15, 2018, the Company received additional loans in the amount of $250,000 from a related party to the Company’s Chairman and CEO, as advances for working capital needs.  The Loan is unsecured and payable on demand.

During the three months ended March 31, 2018 and 2017, the Company incurred interest expense of $74,365 and $65,083, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $308 and $442 for the three months ended March 31, 2018 and 2017 related to the loan from one if its former Board members. These amounts, in addition to interest expense of $30 and $20 for the three months ended March 31, 2018 and 2017, respectively, related to capital lease obligations, financing and loans from a stockholder.

Notes payable and capital leases consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Notes payable to stockholders	$8,188,349	$7,988,349
Capital lease obligation	2,505	3,443
	8,190,854	7,991,792
Less: current maturities	(27,505)	(7,991,792)
Long-term maturities	$8,163,349	$—

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and capital lease obligations at March 31, 2018 were:

2018	$27,505
2019	8,163,349
Total	$8,190,854

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

12.

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

13.

Stock Options and Warrants

For the three months ended March 31, 2018 and March 31, 2017, respectively, the Company recorded non-cash stock-based compensation expense of $10,341  and $10,880, relating to employee stock options and warrants issued for consulting services.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at March 31, 2018 and 2017 for the options is $4,027 and $10,808, respectively, and will be recognized through March 30, 2019.

A summary of the Company’s stock option plans as of March 31, 2018, and changes during the three month period then ended is presented below:

	Three Months Ended March 31, 2018
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2017	3,180,000	$0.20
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options expired	(45,000)	0.26
Options at end of period	3,135,000	$0.20
Options exercisable at March 31, 2018	2,864,160	$0.20

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in the Company’s non-vested options for the three months ended March 31, 2018 are summarized as follows:

	Three Months Ended March 31, 2018
	Number of Options	Weighted Average Exercise Price
Non-vested options at December 31, 2017	270,840	$0.15
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested options at March 31, 2018	270,840	$0.15

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.04-.40	3,135,000	3.04	$0.20	2,864,160	$0.20
Totals	3,135,000	3.04	$0.20	2,864,160	$0.20

A summary of the Company’s warrant activity as of March 31, 2018 and changes during the three month period then ended is presented below:

	Three months ended March 31, 2018
	Weighted Average Exercise
	Warrants	Price
Warrants outstanding at December 31, 2017	990,162	$0.24
Granted	—	—
Exercised	—	—
Expired	(168,750)	$(0.35)
Warrants outstanding at March 31, 2018	821,412	$0.17

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.05 - $0.50	821,412	2.04	$0.17
Totals	821,412	2.04	$0.17

14.

Related Party Transactions

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Chairman of the Board and an Executive officer, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.616% per annum at March 31, 2018), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006 and through February 2012, the maturity date for the agreement was extended annually from December 31, 2007 to the agreements current maturity date of December 31, 2018. On May 9, 2018 he extended the maturity rate to December 31, 2019. If we are unable to meet our obligation to our Chairman and Chief Executive Officer prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2018 we borrowed an additional $200,000 from him and repaid $0. As of March 31, 2018 and December 31, 2017 we owed him $8,163,349 and $7,963,349 which represented approximately 77% and 78% of our total liabilities, respectively.

In November 2017, the Company received an additional loan in the amount of $25,000 from a former member of the Board of Directors and a significant stockholder. The loan bears interest at a rate of 5% per annum and is due December 31, 2018.

During the three months ended March 31, 2018 and 2017, the Company incurred interest expense of $74,365 and $65,083, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $308 and $442, respectively for the three months ended March 31, 2018 and 2017 related to the loan from one if its other Board members. These amounts, in addition to interest expense of $30 and $20 for the three months ended March 31, 2018  and 2017, respectively, related to capital lease obligations, financing and loans from a stockholder.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of three months ended March 31, 2018  and 2017 we paid Boxwood Associates, Inc. $6,000 under this agreement. A former member of our board of directors and a significant stockholder is President of Boxwood Associates, Inc.

15.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at March 31, 2018 whose balances each represented approximately 60% and 10%, for a total of 70% of the total accounts receivables. Comparatively, there are concentrations of credit risk with respect to accounts receivables due to the amounts owed There were two customers at December 31, 2017 whose balances each represented approximately 53%, and 30%, for a total of 83% of total accounts receivables. During the months ended March 31, 2018 sales from two customers represented 43% and 17% for a total of 60% of sales. During the months ended March 31, 2017 sales from four customers represented 17%, 12%, 12% and 10% for a total of 51% of sales. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

16.

Subsequent Events

From April 1, 2018 through May 15, 2018, the Company received additional loans in the amount of $250,000 from a related party to the Company’s Chairman and CEO, as advances for working capital needs.  The Loan is unsecured and payable on demand.

On May 9, 2018 the Company’s Chairman and CEO extended the maturity date on his loans to December 31, 2019.

On April 12, 2018 the Board of Directors approved the adoption of a 2018 Equity Compensation Plan.  The Company has reserved 10,000,000 shares of our common stock for grants under this plan. Effective April 30, 2018 our Chairman and CEO voluntarily cancelled the grant on April 12, 2018 of options awarded him to purchase an aggregate of 1,400,000 shares of the common stock of Puradyn Filter Technologies Incorporated at an exercise price of $0.0208 per share.

The 2018 Plan provides for the granting of both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, at the discretion of the Board of Directors. Each plan limits the exercise price of the options at no less than the quoted market price of the common stock on the date of grant. The option term is determined by the Board of the Directors, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company’s common stock, no more than five years after the date of the grant. Generally, under both plans, options to employees vest over three years at 33.33% per annum unless the Board of Directors designate a different vesting schedule.

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

Net sales increased as a number of customers are now resuming production after having been negatively impacted since 2015 by the volatility in oil prices. We have found the price of oil not only affects our customers in the oil and gas industry but all ancillary industries these customers serve.  The renewed activity in targeted market segments we began to see in 2016 continued throughout 2017.  The price of NYMEX (WTI) crude oil has steadily increased from the mid-30s range in 2016 to the mid-$60s range per barrel through the first fiscal quarter of 2018.  We believe that a continued and steady rise in oil prices will reflect positively on our product sales. Based on industry intelligence from oil field services firm Baker Hughes as published online weekly on its website, U.S. rig count increased 31% from March 2017 through March 2018.  If this trend continues, it is expected to better support product replacement filter sales in 2018 as rigs continue to return to service.  Additionally, some international customers may be impacted by currency volatility relative to the US dollar, political climate, and general economic, business, and competitive conditions.

Our net sales do not generate sufficient gross margins to pay our operating expenses. Historically, we have been materially reliant on working capital advances from our Chairman and Chief Executive Officer to address our liquidity and working capital issues through the utilization of the borrowing agreement with him.  During 2017 we borrowed an additional net amount of $875,000 from him, and at December 31, 2017 we owed him approximately $8 million, net of a debt conversion in the fourth quarter of 2016. He has also advanced us an additional $200,000 during the three months ended March 31, 2018. The loan, which is unsecured, matures on December 31, 2018. On May 9, 2018 he extended the maturity rate to December 31, 2019. We do not have the funds to satisfy these obligations.  While he has continued to fund our working capital needs and extend the due date of the obligation, he is under no contractual obligation to do so.  During 2017 he advised us he does not expect to continue to provide working capital advances to us at historic amounts. If we are unable to meet our obligation to Mr. Vittoria prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation. However, he is under no obligation to do so.

We also owe certain of our employees $1,574,952 and $1,626,003, respectively in deferred cash compensation at March 31, 2018 and December 31, 2017, which represents 15% and 16%, respectively of our current liabilities on that date. Since 2005, Messrs. Sandler and Kroger, two of our executive officers, and one other employee have deferred a portion of the compensation due them to assist us in managing our cash flow and working capital needs. As there is no written agreement with these employees which memorializes the terms of salary deferral, only an election to do so, it is possible the employees could demand payment in full at any time or elect to no longer defer their salaries, or reduce the amount they currently defer. We do not have sufficient funds to satisfy these obligations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our financial statements appearing elsewhere in this report.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 1 of our Notes to Financial Statements appearing elsewhere in this report.

Results of Operations

Net Sales. Net sales increased 29% during the three months ended March 31, 2018 compared to March 31, 2017. Domestic sales represented 80% and 83% of net revenues  during the three months ended March 31, 2018 and 2017, respectively, and during  the three months ended March 31, 2018 and 2017 international sales represented 20 % and 17%, respectively, of the Company’s net sales. The increase in sales is mainly attributable to orders for filters from a large customer and the reversal of a previous sales credit of $99,128 recorded for a distributor. While the agreement has accelerated multiple discussions with prospective customers and incremental sales are expected to continue, as of March 31, 2018 management determined it would not be possible for the distributor to achieve it sales goals by June 30, 2018. Since the distributor would not be able to earn these credits the Company is no longer accruing any amounts under this agreement. As of March 31, 2018 the Company recognized $99,128 of amounts previously offset, into  revenue in the current period.

Cost of Products Sold. Gross profit, as a percentage of sales, increased from 35% for three months ended March 31, 2017 to 57% for three months ended March 31, 2018. The increase in gross profit was attributable to the reversal of a sales credits of $91,044 of previous sales credits recorded to DNOW.

We continue to review cost of materials increases, some of which were passed through to our customers as product price increases in 2018. With the exception of our exclusivity with DNOW which defines a set level of pricing through December 2018, price increases can be passed on to our distributors and customers with timely notice.

Total Operating Costs. Total operating costs decreased during the three months ended March 31, 2018 compare to three months ended March 31, 2017. During the three months ended March 31, 2018 compared to the three months ended March 31, 2017 salaries and wages, as a percentage of sales, were 28% and 31%, respectively as a result of staffing reductions.  Management does not anticipate any material changes in salaries and wages at the current level of sales and anticipates only nominal hiring would be required to support increased sales to OEM and niche industry targets.

Selling and Administrative Expenses. Selling and administrative expenses decreased by approximately 5% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 which are attributable to reduction in expenses associated with stock compensation to employees, reduced professional fees, and reduced rent, which were partial offset by increased travel.   We anticipate that our selling and administration expenses will remain at the same level in 2018 as 2017. Other Expenses represents various expenses including communication costs, office supplies and other components of administrative expenses.

Interest Expense Interest expense increased 17% in during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of increased borrowings in 2018. The Company pays interest monthly on the notes payable to our principal stockholder at prime rate less 0.5%, with rates reset as often as the Federal Reserve changes interest rates, which was a weighted average of 3.678% for the first quarter of 2018 as compared to an 3.616% for the first quarter of 2017.

Liquidity and Capital Resources

At March 31, 2018, we had negative working capital of $1,344,604 and our current ratio (current assets to current liabilities) was .41 to 1. As of December 31, 2017, we had cash of $54,438. and a negative working capital of $9,470,970 and our current ratio (current assets to current liabilities) was .08 to 1. The decrease in negative working capital is primarily attributable to our chairman extending the maturity date of his loans to December 31, 2019, increases in inventory and accounts receivable and decreases in deferred compensation and sales incentives which were offset by decrease in cash and increase in accounts payable. We do not currently have any commitments for capital expenditures.

Operating activities

Net cash used in operating activities was $271,757 for the three months ended March 31, 2018 compare to $141,059 for the three months ended March 31, 2017. In both periods, we principally used cash to fund our net losses.  Other period to period changes included increases in inventory and accounts receivable and decrease in deferred compensation which was offset by increases in accounts payable.

Investing activities

Net cash used in investing activities during three months ended March 31, 2018 compared to three months ended March 31, 2017 was $20,192 compared to $2,575, respectively the majority of the investing activity related to capitalized patent costs.

Financing activities

Net cash provided by financing activities was $237,511 for three months ended March 31, 2018 which was composed of $200,000 in loans from our stockholders as well as an increase in cash overdrafts of $38,499 which was partially offset by payment of $938  as compared to net cash provided by financing activities was $149,061 for the three months ended March 31, 2017, which was composed of $200,000 in loans from our stockholders as described above, repayment of loan  from a member of  the Board of Directors, totaling $50,000  and $939  in payments of capital lease obligations.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO, and our Vice President who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II.   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, except as previously reported.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

10.1	Puradyn Filter Technologies Incorporated 2018 Equity Compensation Plan(1)
10.2	Standby Commitment Agreement Amendment No. 20 dated May 9, 2018*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certificate of principal financial officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of principal financial officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

———————

*

filed herewith.

(1)

Incorporated by reference to exhibit to the Current Report on Form 8-K filed April 12, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: May 15, 2018	By:	/s/ Joseph V. Vittoria
Joseph V. Vittoria, Chairman and Chief Executive Officer, principal executive officer

Date: May 15, 2018	By:	/s/ Alan J. Sandler
Alan J. Sandler, Secretary to the Board, Vice President and principal financial officer and principal accounting officer