Form 10-Q
period 2018-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2018-08-09
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  69,016,468 shares of common stock are issued and outstanding as of August 6, 2018.

OTHER PERTINENT INFORMATION

Our web site is www.puradyn.com.  The information which appears on our web site is not part of this report.

When used in this report, the terms "Puradyn," the "Company," "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation.  In addition, when used in this report, “second quarter of 2018” refers to the three months ended June 30, 2018, "second quarter of 2017" refers to the three months ended June 301, 2017, “2018” or “fiscal 2018” refers to the year ending December 31, 2018 and “2017” or “fiscal 2017”  refers to the year ended December 31, 2017.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of approximately $8.3 million at July 31, 2018 due our Executive Chairman, the majority of which matures on December 31, 2019;

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$184,607	$54,438
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	568,770	270,896
Inventories, net	512,923	400,764
Prepaid expenses and other current assets	147,575	69,355
Total current assets	1,413,875	795,453

Property and equipment, net	35,274	45,327
Other noncurrent assets	576,412	532,540
Total assets	$2,025,561	$1,373,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$332,609	$186,696
Accrued liabilities	420,734	362,804
Sales incentives	—	99,128
Capital lease obligation	1,567	3,443
Deferred compensation	1,577,271	1,626,003
Notes Payable - stockholders	600,000	7,988,349
Total Current Liabilities	2,932,181	10,266,423

Notes Payable - stockholders	7,989,622	—
Total Liabilities	10,921,803	10,266,423

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 69,016,468 and 69,016,468, respectively	69,016	69,016
Additional paid-in capital	53,623,892	53,599,160
Accumulated deficit	(62,589,150)	(62,561,279)
Total stockholders’ deficit	(8,896,242)	(8,893,103)
Total liabilities and stockholders’ deficit	$2,025,561	$1,373,320

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$1,152,462	$575,170	$2,038,202	$1,264,160
Cost of products sold	690,959	536,399	1,195,401	979,111
Gross Profit	461,503	38,771	842,801	285,049

Costs and expenses:
Salaries and wages	196,450	204,151	389,718	417,088
Selling and administrative	175,513	150,021	325,583	293,361
Total operating costs	371,963	354,172	715,301	710,449

Income / (Loss) from operations	89,540	(315,401)	127,500	(425,400)

Other income (expense):
Interest expense	(80,668)	(67,624)	(155,371)	(133,169)
Total other expense, net	(80,668)	(67,624)	(155,371)	(133,169)
Net income / (loss) before income tax expense	8,872	(383,025)	(27,871)	(558,569)

Provision for income taxes	—	—	—	—

Net Income / (loss)	$8,872	$(383,025)	$(27,871)	$(558,569)

Basic income / (loss) per common share	$0.00	$(0.01)	$(0.00)	$(0.01)

Diluted income / (loss) per common share	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	69,016,468	69,016,468	69,016,468	69,016,468

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net loss	$(27,871)	$(558,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,611	15,887
Provision for slow moving inventory	13,610	121,998
Compensation expense on stock-based arrangements with employees and consultants	24,733	21,397
Changes in operating assets and liabilities:
Accounts receivable	(297,874)	(72,538)
Inventories	(125,769)	86,629
Prepaid expenses and other current assets	(78,219)	(1,798)
Other assets	850	—
Sales incentives	(99,128)	—
Accounts payable	145,910	(4,527)
Deferred compensation	(48,732)	7,819
Accrued liabilities	57,930	27,994
Net cash used in operating activities	(413,949)	(355,708)

Investing activities
Capitalized patent costs	(55,279)	(33,703)
Purchases of property and equipment	—	(5,245)
Net cash used in investing activities	(55,279)	(38,948)

Financing activities
Proceeds from issuance of notes payable to stockholders	601,273	440,000
Repayment of note payable to stockholder	—	(50,000)
Payment of capital lease obligations	(1,876)	(1,878)
Net cash provided by financing activities	599,397	388,122

Net increase / (decrease) in cash	130,169	(6,534)
Cash at beginning of period	54,438	12,806
Cash at end of period	$184,607	$6,272

Supplemental cash flow information:
Cash paid for interest	$109,167	$120,669
Forgiveness of stockholder loan and accrued interest	$—	$26,373

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2018 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2018.

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

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company's condensed statements of operations in during the six months ended June 30, 2018.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2018 and December 31, 2017, the Company did not have any cash equivalents.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of June 30, 2018 and December 31, 2017, respectively, because of their short-term natures.

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the six months ended June 30, 2018, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the six -months ended June 30, 2018:

Balance as of December 31, 2017	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of June 30, 2018 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three and six months ended June, 2018 and 2017, advertising costs incurred by the Company totaled approximately $2,904 and $3,333, $0 and $0, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Research and development costs are expensed as incurred. During the three and six months ended June 30, 2018 and 2017, engineering and development costs incurred by the Company totaled $1,384 and $2,813, and $1,575 and $1,575, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2017 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements for the three and six months ended June 30, 2018.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At June 30, 2018 and December 31, 2017, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 15 for further details.

Basic and Diluted Loss Per Share

The Company uses ASC 260-10, "Earnings Per Share" for calculating the basic and diluted income (loss) per share. The Company computes basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. As of June 30, 2018 and 2017, there were 13,276,412 and 4,497,662 shares issuable upon the exercise of options and warrants, respectively. Common stock equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company had net income for the three month period ended June 30, 2018. A separate computation of diluted earnings per share is presented using the treasury stock method and the common stock equivalents did not have any effect on net income per share.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company adopted these standards at the beginning of fiscal year 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's Condensed Statements of Operations during the six months ended June 30, 2018.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.

Going Concern

The Company's financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and used net cash in operations of $413,949 and $355,708 during the six-months ended June 30, 2018 and 2017, respectively. As a result, the Company has had to rely stockholder loans and related parties to fund its activities to date.

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

3.

Inventories

Inventories consisted of the following at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
	(Unaudited)
Raw materials	$1,036,774	$901,600
Work In Progress	—	125,932
Finished goods	133,375	16,848
Valuation allowance	(657,226)	(643,616)
Inventory, net	$512,923	$400,764

4.

Prepaid Expenses and Other Current Assets

At June 30, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)
Prepaid expenses	$86,740	$26,648
Deposits	60,835	42,707
	$147,575	$69,355

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

5.

Property and Equipment

At June 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)
Machinery and equipment	$1,045,217	$1,045,217
Furniture and fixtures	56,558	56,558
Leasehold improvements	152,322	152,322
Software and website development	88,842	88,842
Computer hardware and software	153,249	153,249
	1,496,188	1,496,188
Less accumulated depreciation and amortization	(1,460,914)	(1,450,861)
	$35,274	$45,327

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2018 and 2017 is $5,026 and $10,053, and $4,420 and $9,097, respectively.

6.

Patents

Included in other assets at June 30, 2018 and December 31, 2017 are capitalized patent costs as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)
Patent costs	$614,151	$558,873
Less accumulated amortization	(72,709)	(62,153)
	$541,442	$496,720

Amortization expense for the three and six months ended June 30, 2018 and 2017 amounted to $6,823, $10,558, and $3,395 and $6,790, respectively.

7.

Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of June 30, 2018, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the current lease amount to $180,826.

On June 29, 2018, the Company entered into a non-cancellable five-year lease for the same facilities commencing August 1, 2019 and expiring July 31, 2024. The lease will require an initial rent of $14,899 per month, beginning August 1, 2019 for the first year, increasing by 3% per year to $16,769 per month in the fifth year. In addition, the Company is responsible for all operating expenses and utilities. As part of the lease the landlord has agreed to reimburse the Company $58,000 towards the replacement of air conditioning units, upon written request. As of June 30, 2018 the Company has not requested or received any of the reimbursement.

In January 2015 the Company entered into a capital lease for office equipment in the amount of $15,020. As of June 30, 2018 and December 31, 2017 the balance under capital lease obligations was $1,567 and $3,443, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

8.

Accrued Liabilities

At June 30, 2018 and December 31, 2017, accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)
Accrued vacation and benefits	$68,107	$69,025
Accrued expenses relating to vendors and others	156,309	136,681
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	160,591	115,039
Deferred rent	15,727	22,059
	$420,734	$362,804

9.

Deferred Compensation

Deferred compensation represents amounts owed to three employees for salary. As there is no written agreement with these employees which memorializes the terms of the salary deferral, only a voluntary election to do so. It is possible that the employees could demand payment in full at any time. As of June 30, 2018 and December 31, 2017 the Company recorded deferred compensation of $1,577,271 and $1,626,003, respectively.

10.

Sales Incentives

The Company entered into an exclusive distribution agreement for the worldwide rights to sell its product in the oil and gas industry effective September 7, 2017. The agreement included an incentive program that rewarded credits toward future product redeemable only if targeted quarterly goals are achieved.  The incentive-earning period ended on June 30, 2018, and no incentives were earned. The exclusivity agreement continues at a minimum through the end of 2018.

11.

Notes Payable to Stockholders – Related Party

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the former Chief Executive Officer, now Executive Chairman of the Board, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.79% and 3.61% per annum at June 30, 2018 and 2017 respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018 he extended the maturity rate to December 31, 2019.

During the six months ended June 30, 2018 we borrowed an additional $26,272 from our Executive Chairman, together with an $325,000 under a demand note not covered by this line of credit. This demand note bears interest at 4% per annum. As of June 30, 2018 and December 31, 2017 we owed him an aggregate of $8,314,622 and $7,988,349, respectively, which represented approximately 75% and 78% of our total liabilities, respectively. On May 9, 2018 he extended the maturity date to December 31, 2019. While he has continued to fund our working capital needs at reduced levels and extend the due date of the obligation for an additional year, he is under no contractual obligation to do so. During 2017 he advised us he does not expect to continue to provide working capital advances to us at historic amounts. If we are unable to meet our obligation to our Executive Chairman prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

In November 2017, the Company received an additional loan in the amount of $25,000 from a former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due December 31, 2018.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

From April 1, 2018 through May 15, 2018, the Company received additional loans in the amount of $250,000 from a related party to both the Company’s Executive Chairman and its Chief Executive Officer, as advances for working capital needs. The amounts are non-interest bearing and are payable upon demand. On July 15, 2018, $250,000 was repaid.

During the three and six months ended June 30, 2018 and 2017, the Company incurred interest expense of $80,354 and $65,083, and $154,719 and $131,841, respectively, on its loan from the Executive Chairman of the Board, which is included in interest expense in the accompanying statements of operations as well as interest expense of $310 and $620 for the three and six months ended June 30, 2018 related to the loan from one if its former Board members. These amounts, in addition to interest expense of $4 and $481, and $32 and $575 for the three and six months ended June 30, 2018 and 2017, respectively, related to capital lease obligations, financing and loans from a stockholder.

Notes payable and capital leases consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Notes payable to stockholders	$8,589,622	$7,988,349
Capital lease obligation	1,567	3,443
	8,591,189	7,991,792
Less: current maturities	(601,567)	(7,991,792)
Long-term maturities	$7,989,622	$—

Maturities of Long Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and capital lease obligations at June 30, 2018 were:

2018	$601,567
2019	7,989,622
$8,591,189

12.

Commitments and Contingencies

Agreements

On May 18, 2018 we entered into a letter agreement with Mr. Edward S. Vittoria pursuant to he agreed to be employed by us as our Chief Executive Officer for an initial term ending May 31, 2019, which such term may be extended by mutual agreement upon terms and conditions to be mutually agreed upon to prior to the expiration of such initial term.  Under the terms of the letter agreement we agreed to pay him: (i) an annual base salary of $200,000, payable in accordance with our normal payroll practices; (ii) an annual cash bonus to be awarded by our Board of Directors in January in a minimum amount of $50,000; and (iii) granted him options to purchase 6,500,000 shares of our common stock, vesting one-third in arrears, at an exercise price equal to fair market value on the date of grant pursuant to the terms and conditions of our 2018 Equity Compensation Plan.  He is also entitled to: (i) participate in all of our benefit programs currently existing or hereafter made available to executive and/or salaried; (ii) an amount of annual paid vacation consistent with his position and length of service to us; and (iii) reimbursement for all reasonable, out of-pocket expenses incurred by him

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On September 7, 2017 the Company entered into an exclusive distribution agreement with NOW, Inc. (“DNOW”) for the worldwide rights to sell its product in the oil and gas industry. As part of this agreement, the distributor could receive sales incentive credits toward future product, based upon the difference in current pricing and new pricing detailed in the agreement. The credits toward future product are only redeemable if targeted quarterly goals are achieved. If the goals are not achieved the credits will be carried forward and are redeemable when the quarterly goals are achieved. Refer to Note 10. The incentive-earning period ended on June 30, 2018, and no incentives were earned. The exclusivity agreement continues at a minimum through the end of 2018.

On September 27, 2012, the Company entered into a 72 month lease for its corporate offices and warehouse facility in Boynton Beach, Florida. On June 29, 2018, the lease was extended an additional 5 years. The renewed lease commences August 1, 2019 and expiring on July 31, 2024 and requires an initial rent of $14,899 per month beginning in the second month of the first year, increasing in varying amounts to $16,769 per month in the fifth year. In addition, the Company is responsible for all operating expenses and utilities. As part of the lease the landlord has agreed to reimburse the Company $58,000 towards the replacement of air conditioning units, upon written request. As of June 30, 2018 the Company has not requested or received any of the reimbursement.

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

13.

Stock Options and Warrants

For the three and six months ended June 30, 2018 and June 30, 2017, respectively, the Company recorded non-cash stock-based compensation expense of $14,392 and $24,733, and $10,517 and $21,397, respectively, relating to employee stock options and warrants issued for consulting services.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at June 30, 2018 and 2017 for the options is $180,427 and $34,596, respectively, and will be recognized through June 30, 2019.

On April 12, 2018 the Board of Directors approved the adoption of a 2018 Equity Compensation Plan.  The Company has reserved 10,000,000 shares of our common stock for grants under this plan.

The 2018 Plan provides for the granting of both incentive and non-qualified stock options to key personnel, including officers, directors, consultants and advisors to the Company, at the discretion of the Board of Directors. Each plan limits the exercise price of the options at no less than the quoted market price of the common stock on the date of grant. The option term is determined by the Board of the Directors, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the Company’s common stock, no more than five years after the date of the grant. Generally, under both plans, options to employees vest over three years at 33.33% per annum unless the Board of Directors designates a different vesting schedule.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On April 12, 2018, the Company granted employees and directors options to purchase 4,475,000 shares of the Company’s common stock, at exercise prices ranging from $0.0189 to $0.208 per share.  The options vest over a three-year period and expire April 12, 2028.   The fair value of the options totaled $69,989 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.64%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 217%. On April 30, 2018 our Chairman and Former CEO voluntarily cancelled the grant on April 12, 2018 of options awarded him to purchase an aggregate of 1,400,000 shares of the common stock.

On May 18, 2018, the Company, upon recommendation and approval by the compensation committee of the board of directors, granted its new Chief Executive Officer, options to purchase 6,500,000 shares of the Company’s common stock, at an exercise price of $0.017 per share. The options vest over a three-year period and expire May 18, 2028. The fair value of the options totaled $101,437 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.64%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 217%.

A summary of the Company’s stock option plans as of June 30, 2018, and changes during the six month period then ended is presented below:

	Six Months Ended June 30, 2018
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2017	3,180,000	$0.20
Options granted	10,975,000	$0.02
Options exercised	—	—
Options forfeited	(1,408,334)	$0.02
Options expired	(291,666)	$0.25
Options at end of period	12,455,000	$0.06
Options exercisable at June 30, 2018	2,860,000	$0.19

Changes in the Company’s non-vested options for the six months ended June 30, 2018 are summarized as follows:

	Six Months Ended June 30, 2018
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2017	270,840	$0.15
Granted	10,975,000	$0.02
Vested	(242,506)	$0.16
Forfeited	(1,408,334)	$0.22
Nonvested options at June 30, 2018	9,595,000	$0.18

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.017- $0.30	12,445,000	8.36	$0.06	2,860,000	$0.19
Totals	12,445,000	8.36	$0.06	2,860,000	$0.19

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s warrant activity as of June 30, 2018 and changes during the six-month period then ended is presented below:

	Six months ended June 30, 2018
	Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2017	990,162	$0.24
Granted	—	—
Expired	(168,750)	$0.35
Warrants outstanding at June 30, 2018	821,412	$0.17

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
	821,412	1.80	$0.17
Totals	821,412	1.80	$0.17

14.

Related Party Transactions

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the former Chief Executive Officer, now Executive Chairman of the Board, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.78% per annum at June 30, 2018), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018, he extended the maturity date to December 31, 2019. If we are unable to meet our obligation to our Executive Chairman prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

During the six months ended June 30, 2018 we borrowed an additional $26,272 from our Executive Chairman, together with an $325,000 under a demand note not covered by this line of credit. This demand note bears interest at 4% per annum. As of June 30, 2018 and December 31, 2017 we owed him an aggregate of $8,314,622 and $7,988,349, respectively, which represented approximately 75% and 78% of our total liabilities, respectively. On May 9, 2018 he extended the maturity date to December 31, 2019. While he has continued to fund our working capital needs at reduced levels and extend the due date of the obligation for an additional year, he is under no contractual obligation to do so. During 2017 he advised us he does not expect to continue to provide working capital advances to us at historic amounts. If we are unable to meet our obligation to our Executive Chairman prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

From April 1, 2018 through May 15, 2018, the Company received additional loans in the amount of $250,000 from a related party to both the Company’s Executive Chairman and its Chief Executive Officer, as advances for working capital needs. The amounts are non-interest bearing and are payable upon demand. On July 15, 2018, $250,000 was repaid.

On April 12, 2018, the Company granted our Chairman and Former CEO options to purchase 1,400,000 shares of the Company’s common stock, at exercise price of $0.208 per share. The options vest over a three-year period and expire April 12, 2028. On April 30, 2018 our Chairman and Former CEO voluntarily cancelled the grant on April 12, 2018 of options awarded him to purchase an aggregate of 1,400,000 shares of the common stock.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On May 18, 2018, the Company, upon recommendation and approval by the compensation committee of the board of directors, granted its new Chief Executive Officer, options to purchase 6,500,000 shares of the Company’s common stock, at an exercise price of $0.017 per share. The options vest over a three-year period and expire May 18, 2028.

On May 18, 2018 Mr. Edward S. Vittoria was appointed Chief Executive Officer of Puradyn Filter Technologies Incorporated and as a member of its Board of Directors. Immediately prior to such appointment, Mr. Joseph V. Vittoria resigned from his position as Chief Executive Officer, and has been appointed Executive Chairman of the Board of Directors.

Since December 2017 Mr. Edward Vittoria has been providing advisory services to our company. He is the son of Mr. Joseph V. Vittoria.

In November 2017, the Company received an additional loan in the amount of $25,000 from a former member of the Board of Directors and a significant stockholder. The loan bears interest at a rate of 5% per annum and is due December 31, 2018.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of three and six months ended June 30, 2018 and 2017, we paid Boxwood Associates, Inc. $12,000 and $6,000, respectively under this agreement. A former member of our board of directors is President of Boxwood Associates, Inc.

15.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at June 30, 2018 whose balances each represented approximately 65%, and 22%, for a total of 87% of total accounts receivables. Comparatively, there are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2017 whose balances each represented approximately 53%, and 30%, for a total of 83% of total accounts receivables. Sales to two customers for the six months ended June 30, 2018 and 2017 were 66% and 32% of total sales. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

16.

Subsequent Events

Only July 15, 2018 the Company repaid a loan in the amount of $250,000 from a related party to both the Company’s Executive Chairman and its CEO.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 10, 2018 (the “2017 10-K”). We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.  All information in this section for the three and six months ended June 30, 2018 and 2017 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2017 is derived from our audited consolidated financial statements appearing in the 2017 10-K.

OVERVIEW

Our company

We design, manufacture, market and distribute worldwide the Puradyn® bypass oil filtration system for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. Working in conjunction with the equipment’s primary oil filter, the Puradyn system cleans oil by providing a second circuit of oil filtration and treatment to continually remove solid and liquid contaminants from the oil through a sophisticated and unique filtration and absorption process. The Puradyn system consists of a base filtration unit or housing that is connected via hoses or steel tubing to the engine or hydraulic system, along with filter elements that reside inside the filtration unit and are replaced periodically to maintain top performance. We believe that our filter is unique in that it incorporates an additive package to replenish depleted base additive levels in engine lubricating oil. Because Puradyn-filtered lubricating oil is kept in a continually clean state and within engine manufacturers’ specification, our system has been used effectively to safely and significantly extend oil-drain intervals and to extend the time between engine overhauls.

Our core product, the patented Puradyn bypass oil filtration system, is offered in two primary applications, MTS engine systems and custom-engineered MTS hydraulic systems, which can be attached to almost any engine or hydraulic application. All Puradyn systems are compatible with virtually all standard and synthetic oils on the market, and they work with engines using gasoline, diesel, propane or natural gas. We are also the sole manufacturer and provider of Puradyn replacement filter elements for the Puradyn system. Our products are marketed to numerous industries that include hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. We focus our sales strategy on individual sales and distribution efforts as well as on the development of a global distribution network that will not only sell, but also install and support our product. DistributionNow (DNOW) joined the Puradyn distributor network in 2016 and became exclusive distributor for the oil and gas industry in September 2017. With 300 locations worldwide, DNOW provides the potential to reach to new markets and customers which we would otherwise not be able to effectively reach, and consistently support our product on a global basis. In addition to the DNOW network, we currently have approximately 45 distributors and dealers and manufacturer representatives that sell and/or service the Puradyn system in the U.S. and internationally. Today our products are found around the world in a number of industries, including oil and gas, power generation, construction and forestry, commercial marine, mining, and transportation.

Second quarter of 2018 business highlights

•	Continued growth in sales to end users in the oil and gas industry with additional installations on rigs and new expansion into pressure pumping and pipeline operations;

•	Renewed interest and installations by OEMs; and

•	Accelerating growth in the commercial marine segment.

Second quarter of 2018 financial highlights:

•	Sales growth of 100% during the second quarter of 2018 compared to the same period in 2017;

•	Gross profit growth of over 1,000% during the second quarter of 2018 compared to the same period in 2017; and

•	A net income of $8,872 for the second quarter of 2018 compared to a loss of $(383,025) in the same period in 2017.

Key strategies:

During the balance of 2018 we are focusing our sales and marketing efforts on:

•	Further adoption of Puradyn in the pressure pumping and pipeline segments of the oil and gas industry;

•	Increased marketing focus on the commercial marine segment; and

•	Continued discussions with OEMs.

In addition, from an operating standpoint we are placing additional emphasis on:

•	Managing materials costs and preparing for any impacts from new tariffs;

•	Restructuring our distributor network and pricing levels; and

•	Increasing operating capacity and efficiency.

Outlook

We attribute the increase in sales in the second quarter of 2018 and the six months then ended over the comparable periods in 2017 to a number of customers in targeted markets experiencing revived business outlook with apparent stability in the economy and oil pricing. We are also encouraged that the revenue growth derives from multiple customer segments, including continued growth in the sales to end users in the oil and gas industry, renewed interest by OEMs, and continued growth in the commercial marine segment. We have also seen increased demand for installations on pressure pumping fleets, which we estimate could represent a market for Puradyn that is two to three times the size of the traditional rig market.

The recent rebound in oil prices has driven both increased utilization by existing customers in the oil and gas industry as more rigs come back on line as well as new installations by companies who are once again able to make capital investments. We believe Puradyn systems are now active on at least 35% of all U.S. onshore rigs. We continue to work on closing a few remaining industry leaders, and we benefit from existing customers that advocate for us by sharing the results they are experiencing. Nabors Industries reaffirmed that because of their use of Puradyn filtration systems they not only are reducing oil changes by 80%, they are also skipping mid-cycle top-end engine overhauls, which can cost up to $85,000 per engine. Scandrill, Inc. has also standardized Puradyn on their entire fleet and credit our systems with enabling them to safely extend oil drain intervals to 5,000 hours from their previous practice of 1,000 hours.

RESULTS OF OPERATIONS

The following table provides certain selected consolidated financial information for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% change	2018	2017	% change
	(unaudited)			(unaudited)

Net sales	$1,152,462	$575,170	100%	$2,038,202	$1,264,160	61%
Gross profit	461,503	38,771	1,090%	842,801	285,049	196%
Total operating costs	371,963	354,174	5%	715,301	710,449	1%
Income (loss) from operations	$89,540	$(315,401)	(128)%	$127,500	$(425,400)	(130)%
Total other expense, net	(80,668)	(67,624)	19%	(155,372)	(133,169)	17%
Net income (loss)	$8,872	$(383,025)	(102)%	$(27,871)	$(558,569)	(95)%
Basic and diluted earnings (loss) per share	$0.00	$(0.01)		$(0.00)	$(0.01)

Net sales in the 2018 periods includes reversal during the second quarter of 2018 of a previous sales credit of $99,128 recorded for a distributor.

Gross profit

Our gross profit margins for the second quarter of 2018 increased 33.3%, from 6.7% in the second quarter of 2017 to 40% in the second quarter of 2018, and by 18.8% for the first six months of 2018, from 22.5% for the first six months of 2017 to 41.4% for the first six months of 2018.  The increase in our gross profit margins in the 2018 periods is attributable to operating efficiencies due to increased sales in the first quarter of 2018 and a significant decrease in the expense for slow moving inventory from amounts recorded in 2017. Subsequent to the end of the second quarter 2018 we have been advised by several of our suppliers that prices for various raw materials are being increased, both as a result of the loss of primary suppliers and higher prices with the secondary suppliers. We also expect to be impacted by recently enacted tariffs by the Trump Administration, however, at this time we are unable to quantify this impact on our costs. We will continue to review cost of materials increases, some of which may be passed through to our customers as product price increases in the future.

Total operating costs

Our total operating costs include salaries and wages and selling and administrative expenses. The reduction salaries and wages in each of the 2018 periods from the comparable 2017 periods reflects lower staffing levels from a reallocation of internal resources in an effort to increase operating efficiencies, and the impact of one employee who has lowered his salary in lieu of being paid from deferred compensation. We anticipate that our salaries and wages will increase during the balance of 2018. The increases in selling and administrative expenses during the second quarter of 2018 and the six months then ended from the comparable periods in 2017 is attributable to increases in non-cash expenses associated with stock compensation to employees. We anticipate that our selling and administration expenses will increase slightly throughout 2018, inclusive of communication costs, office supplies, and other components of administrative expenses.

Total other expense, net

Total other expense, net represents interest we pay to related parties on amounts advanced to us for working capital.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $184,607 and a working capital deficit of $1,518,306 at June 30, 2018 as compared to cash on hand of $54,438 and a working capital deficit of $9,470,970 at December 31, 2017. Our current ratio (current assets to current liabilities) was .48 to 1 at June 30, 2018 as compared to .08 to 1 at December 31, 2017. The decrease in negative working capital is primarily attributable to our Executive Chairman extending the maturity date of his working capital loans to December 31, 2019, thereby reclassifying these amounts from current liabilities to long-term liabilities, together with increases in inventory and accounts receivable which were offset by decreases in deferred compensation and sales incentives which were offset by decrease in cash and increase in accounts payable. We do not currently have any commitments for capital expenditures.

Historically, we have been materially reliant on working capital advances from our Executive Chairman to address our liquidity and working capital issues through the utilization of the borrowing agreement with him. In 2018 we have borrowed an additional $325,000 from him under short term demand notes, and at June 30, 2018 we owed him an aggregate of $8,314,622. We do not have the funds necessary to satisfy these obligations. While he has continued to fund our working capital needs and extend the due date of the obligation, he is under no contractual obligation to do so. During 2017 he advised us he does not expect to continue to provide working capital advances to us at historic amounts. If we are unable to meet our obligation to Mr. Vittoria prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation. However, he is under no obligation to do so.

We also owe certain of our employees $1,577,271 and $1,626,003, respectively in deferred cash compensation at June 30, 2018 and December 31, 2017, which represents 54% and 16%, respectively of our current liabilities on that date. Since 2005, Mr. Kroger, our President and COO, and two other employees have deferred a portion of the compensation due them to assist us in managing our cash flow and working capital needs. As there is no written agreement with these employees which memorializes the terms of salary deferral, only an election to do so, it is possible the employees could demand payment in full at any time or elect to no longer defer their salaries, or reduce the amount they currently defer. We do not have sufficient funds to satisfy these obligations.

We do not have any external sources of liquidity at this time, and our discussions over the past few years with third parties for potential investments have not been successful. We historically have encountered resistance from potential investors on a variety of fronts, including our operating losses, and the amount of debt due Mr. Vittoria. In an effort to improve our ability to raise capital, on November 11, 2016 he converted $6,100,000 of principal and interest due him into shares of our common stock at a conversion price which was a premium to the market value of our common stock. However, following such conversion, the hoped for change in our potential financing sources looked at our company and risks associated with it have not changed. There can be no assurance we will be able to raise additional capital or generate enough to repay our debt holders, and it is possible that stockholders could lose their entire investment in our company.

Summary cash flows

	Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)

Net cash (used) by operating activities	$(413,949)	$(355,708)
Net cash (used) by investing activities	$(55,729)	$(38,948)
Net cash provided by financing activities	$599,397	$388,122

During the first six months of 2018 net cash used by our operating activities was principally related to funding our net loss, together with increases in inventory, accounts receivable and prepaid expenses offset by increase in accounts payable and accrued liabilities. The increases in accounts receivable as well as the corresponding increases in inventory and accounts payable were a result of the Company’s expected increase in sales and timing of receiving raw materials. During the first six months of 2017, cash used by operating activities was primarily used to fund our net loss together with increase in accounts receivable were partially offset by decrease in inventory as well a provision for slow moving inventory and increase in accrued liabilities.

During the first six months of 2018, net cash used by investing activities represented capitalized patent costs. For the six months of 2017, net cash was used in investing activities for the purchase of equipment and capitalized patent costs.

During the first six months of 2018 and 2017, net cash provided by financing activities represented loans from related parties, net of capital lease payments.

Going concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on loans from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder, as set forth above, have led our independent registered public accounting firm Liggett & Webb, P.A. to include a statement in its audit report relating to our audited financial statements for the years ended December 31, 2017 and 2016 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to continue to generate profitable operations in the future. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO and our principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this report, our CEO and our principal financial and accounting officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 and our subsequent filings with the SEC, which could materially affect our business, financial condition or future results, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

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

WE OWE APPROXIMATELY $8.3 MILLION, THE MAJORITY OF WHICH IS DUE BY DECEMBER 31, 2019.

At June 30, 2018, we owed our Executive Chairman approximately $8.3 million. This obligation is unsecured. Substantially all of this amount is due on December 31, 2019, however, $325,000 of which is due on demand. We do not have sufficient funds to repay these obligations. If our Executive Chairman does not consent to further extensions of the due date of these amount, we will be unable to repay these obligations when due.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, except as previously reported.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation dated July 24, 1996	10-SB	7/30/96	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated December 13, 1996	8-K	1/9/97	3.(I)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated February 3, 1998	8-K/A	2/12/98	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated March 5, 2009	8-K	3/16/09	3.4
3.5	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011	10-Q	8/15/11	3.4
3.6	Bylaws	10-SB	7/30/96	3.2
10.1	Letter agreement dated May 18, 2018 by and between Puradyn Filter Technologies Incorporated and Edward S. Vittoria	8-K	5/21/18	10.1
10.2	Lease agreement between Puradyn and Duke Realty				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer				Filed
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: August 9, 2018	By:	/s/ Edward S. Vittoria
Edward S. Vittoria, Chief Executive Officer, principal executive officer

Date: August 9, 2018	By:	/s/ Martin Scott
CFO Consultant, principal financial and accounting officer