Form 10-Q
period 2018-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2018-11-13
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  69,016,468 shares of common stock are issued and outstanding as of November 11, 2018.

OTHER PERTINENT INFORMATION

Our web site is www.puradyn.com.  The information which appears on our web site is not part of this report.

When used in this report, the terms "Puradyn," the "Company," "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation.  In addition, when used in this report, “third quarter of 2018” refers to the three months ended September 30, 2018, "third quarter of 2017" refers to the three months ended September 30, 2017, “2018” or “fiscal 2018” refers to the year ending December 31, 2018 and “2017” or “fiscal 2017” refers to the year ended December 31, 2017.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding debt of approximately $8.3 million at November 8, 2018 due our Executive Chairman, the majority of which matures on December 31, 2019;

•

the significant amount of deferred compensation owed to one of our executive officers and two other employees and our ability to pay these amounts,

•

our ability to protect our intellectual property, and the potential impact of expiring patents on our business in future periods,

•

anti-takeover provisions of Delaware law and our Board's ability to issue preferred stock without stockholder consent,

•

potential dilution to our stockholders from the exercise of outstanding options and warrants,

•

the lack of sufficient liquidity in the market for our common stock, and

•

the application of penny stock rules to the trading in our common stock.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$98,910	$54,438
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	676,956	270,896
Inventories, net	542,490	400,764
Prepaid expenses and other current assets	114,430	69,355
Total current assets	1,432,786	795,453

Property and equipment, net	82,173	45,327
Other noncurrent assets	572,229	532,540
Total assets	$2,087,188	$1,373,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$345,751	$186,696
Accrued liabilities	600,021	362,804
Sales incentives	—	99,128
Capital lease obligation	629	3,443
Deferred compensation	1,593,724	1,626,003
Notes Payable - stockholders	350,000	7,988,349
Total Current Liabilities	2,890,125	10,266,423

Notes Payable - stockholders	7,989,622	—
Total Liabilities	10,879,747	10,266,423

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 69,016,468 and 69,016,468, respectively	69,016	69,016
Additional paid-in capital	53,637,820	53,599,160
Accumulated deficit	(62,499,395)	(62,561,279)
Total stockholders’ deficit	(8,792,559)	(8,893,103)
Total liabilities and stockholders’ deficit	$2,087,188	$1,373,320

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$1,306,070	$515,846	$3,344,272	$1,780,006
Cost of products sold	710,995	385,738	1,906,396	1,364,849
Gross Profit	595,075	130,108	1,437,876	415,157

Costs and expenses:
Salaries and wages	247,363	223,049	637,081	640,137
Selling and administrative	172,194	131,098	497,777	424,459
Total operating costs	419,557	354,147	1,134,858	1,064,596

Income / (Loss) from operations	175,518	(224,039)	303,018	(649,439)

Other income (expense):
Interest expense	(85,763)	(70,300)	(241,134)	(203,469)
Total other expense, net	(85,763)	(70,300)	(241,134)	(203,469)
Net income / (loss) before income tax expense	89,755	(294,339)	61,884	(852,908)
Provision for income taxes	—	—	—	—
Net Income / (loss)	$89,755	$(294,339)	$61,884	$(852,908)

Basic income / (loss) per common share	$0.00	$(0.00)	$0.00	$(0.01)

Diluted income / (loss) per common share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average common shares outstanding - basic	69,016,468	69,016,468	69,016,468	69,016,468

Weighted average common shares outstanding - diluted	74,684,488	69,016,468	77,116,732	69,016,468

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net income / (loss)	$61,884	$(852,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,611	24,938
Provision for slow moving inventory	13,611	121,998
Compensation expense on stock-based arrangements with employees and consultants	38,661	31,396
Changes in operating assets and liabilities:
Accounts receivable	(406,060)	48,851
Inventories	(155,337)	139,457
Prepaid expenses and other current assets	(45,075)	(25,297)
Other assets	850	—
Sales incentives	(99,128)	30,708
Accounts payable	159,053	31,247
Deferred compensation	(32,279)	(8,543)
Accrued liabilities	201,527	27,045
Net cash used in operating activities	(230,682)	(431,108)

Investing activities
Capitalized patent costs	(55,279)	(53,385)
Purchases of property and equipment	(18,026)	(27,845)
Net cash used in investing activities	(73,305)	(81,230)

Financing activities
Proceeds from issuance of notes payable to stockholders	601,273	575,000
Repayment of note payable to stockholder	(250,000)	(50,000)
Payment of capital lease obligations	(2,814)	(2,816)
Net cash provided by financing activities	348,459	522,184

Net increase in cash	44,472	9,846
Cash at beginning of period	54,438	12,806
Cash at end of period	$98,910	$22,652

Supplemental cash flow information:
Cash paid for interest	$109,167	$180,317
Forgiveness of stockholder loan and accrued interest	$—	$26,373
Addition to leasehold improvement as lease incentive	$35,690	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2018 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2018.

For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying unaudited condensed financial statements.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company's condensed statements of operations during the nine months ended September 30, 2018.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2018 and December 31, 2017, the Company did not have any cash equivalents.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of September 30, 2018 and December 31, 2017, respectively, because of their short-term natures.

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the nine months ended September 30, 2018, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the nine months ended September 30, 2018:

Balance as of December 31, 2017	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of September 30, 2018 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three and nine months ended September 30, 2018 and 2017, advertising costs incurred by the Company totaled approximately $4,117, $7,450, $430, and $731, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Research and development costs are expensed as incurred. During the three and nine months ended September 30, 2018 and 2017, research and development costs incurred by the Company totaled $1,582, $4,395, $1,677 and $4,970, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2017 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements for the three and nine months ended September 30, 2018.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At September 30, 2018 and December 31, 2017, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations. Please refer to Note 15 for further details.

Basic and Diluted Loss Per Share

The Company uses ASC 260-10, Earnings Per Share for calculating the basic and diluted income (loss) per share. The Company computes basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. As of September 30, 2018 and 2017, there were 13,113,336 and 4,175,162 shares issuable upon the exercise of options and warrants, respectively. Common stock equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company had net income for the three and nine month period ended September 30, 2018. A separate computation of diluted earnings per share is presented using the treasury stock method and the common stock equivalents did not have any effect on net income per share.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company adopted these standards at the beginning of fiscal year 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's Condensed Statements of Operations during the nine months ended September 30, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. After reviewing of this ASU we have determined it will have no impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.

Going Concern

The Company's unaudited condensed financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception through the December 31, 2017. During the nine-months ended September 30, 2018 the Company has begun to generate net income. However, the Company does not have sufficient revenues and income to fund the operations. During the nine months ended September 30, 2018 and 2017 the Company used net cash in operations of $230,682 and $431,108, respectively. As a result, the Company has had to rely on stockholder loans and related parties to fund its activities to date.

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

3.

Inventories

Inventories consisted of the following at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
	(Unaudited)
Raw materials	$918,705	$901,600
Work In Progress	—	125,932
Finished goods	99,006	16,848
Valuation allowance	(475,221)	(643,616)
Inventory, net	$542,490	$400,764

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4.

Prepaid Expenses and Other Current Assets

At September 30, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Prepaid expenses	$44,446	$26,648
Deposits	69,984	42,707
	$114,430	$69,355

5.

Property and Equipment

At September 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Machinery and equipment	$1,045,217	$1,045,217
Furniture and fixtures	56,558	56,558
Leasehold improvements	188,012	152,322
Software and website development	88,842	88,842
Computer hardware and software	171,275	153,249
	1,549,904	1,496,188
Less accumulated depreciation and amortization	(1,467,731)	(1,450,861)
	$82,173	$45,327

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2018 and 2017 is $6,817 and $16,870, and $5,657 and $14,751, respectively.

6.

Patents

Included in other assets at September 30, 2018 and December 31, 2017 are capitalized patent costs as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
Patent costs	$614,152	$558,873
Less accumulated amortization	(76,893)	(62,153)
	$537,259	$496,720

Amortization expense for the three and nine months ended September 30, 2018 and 2017 amounted to $4,183, $14,741, $3,394, and $10,187, respectively.

Depreciation and amortization expense of property and equipment and capitalized patents for the three and nine months ended September 30, 2018 and 2017 is $11,000, $31,611, $9,051 and $24,938, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

7.

Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of September 30, 2018, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the current lease amount to $180,826.

On June 29, 2018, the Company entered into a non-cancellable five-year lease for the same facilities commencing August 1, 2019 and expiring July 31, 2024. The lease will require an initial rent of $14,899 per month, beginning August 1, 2019 for the first year, increasing by 3% per year to $16,769 per month in the fifth year. In addition, the Company is responsible for all operating expenses and utilities. As part of the lease the landlord agreed to reimburse the Company $58,000 towards the replacement of air conditioning units, upon written request. As of September 30, 2018 the Company had received all of the reimbursement.

In January 2015 the Company entered into a capital lease for office equipment in the amount of $15,020, which expires in December 2018. As of September 30, 2018 and December 31, 2017 the balance under capital lease obligations was $629 and $3,443, respectively.

In September 2018, the Company entered into a new capital lease for office equipment in the amount of $559, which will commence in December 2018 for a term of 48 months.

8.

Accrued Liabilities

At September 30, 2018 and December 31, 2017, accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Accrued vacation and benefits	$50,950	$69,025
Accrued expenses relating to vendors and others	213,376	136,681
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	245,900	115,039
Deferred rent	69,795	22,059
	$600,021	$362,804

9.

Deferred Compensation

Deferred compensation represents amounts owed to three employees for salary. As there is no written agreement with these employees which memorializes the terms of the salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. As of September 30, 2018 and December 31, 2017 the Company recorded deferred compensation of $1,593,724 and $1,626,003, respectively.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

11.

Notes Payable to Stockholders – Related Party

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the former Chief Executive Officer, now Executive Chairman of the Board, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.89% and 3.61% per annum at September 30, 2018 and 2017 respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018 he extended the maturity rate to December 31, 2019.

During the nine months ended September 30, 2018 we borrowed an additional $26,273 from our Executive Chairman, together with $325,000 under a demand note not covered by this line of credit. This demand note bears interest at 4% per annum. As of September 30, 2018 and December 31, 2017 we owed him an aggregate of $8,314,622 and $7,988,349, respectively, which represented approximately 76% and 78% of our total liabilities, respectively. On May 9, 2018 he extended the maturity date to December 31, 2019. While he has continued to fund our working capital needs at reduced levels and extend the due date of the obligation for an additional year, he is under no contractual obligation to do so. During 2017 he advised us he does not expect to continue to provide working capital advances to us at historic amounts. If we are unable to meet our obligation to our Executive Chairman prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

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

During the three and nine months ended September 30, 2018 and 2017, the Company incurred interest expense of $85,309 $240,028, $68,564, and $200,405, respectively, on its loan from the Chairman of the Board, which is included in interest expense in the accompanying condensed statements of operations as well as interest expense of $315 and $935 and $315 and $1,068 for the three and nine months ended September 30, 2018 and 2017, respectively related to the loan from a former Board member. These amounts, in addition to interest expense of $139, $171, $1,421, and $1,996, for the three and nine months ended September 30, 2018 and 2017, respectively, are related to capital lease obligations, financing and loans from a stockholder.

Notes payable and capital leases consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Notes payable to stockholders	$8,339,622	$7,988,349
Capital lease obligation	629	3,443
	8,340,251	7,991,792
Less: current maturities	(350,629)	(7,991,792)
Long-term maturities	$7,989,622	$—

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Maturities of Long Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and capital lease obligations at September 30, 2018 were:

2018	$350,629
2019	7,989,622
$8,340,251

12.

Commitments and Contingencies

Agreements

On May 18, 2018 we entered into a letter agreement with Mr. Edward S. Vittoria pursuant to which he agreed to be employed by us as our Chief Executive Officer for an initial term ending May 31, 2019, which such term may be extended by mutual agreement upon terms and conditions to be mutually agreed upon prior to the expiration of such initial term.  Under the terms of the letter agreement we agreed to pay him: (i) an annual base salary of $200,000, payable in accordance with our normal payroll practices; (ii) an annual cash bonus to be awarded by our Board of Directors in January in a minimum amount of $50,000; and (iii) granted him options to purchase 6,500,000 shares of our common stock, vesting one-third in arrears, at an exercise price equal to fair market value on the date of grant pursuant to the terms and conditions of our 2018 Equity Compensation Plan.  He is also entitled to: (i) participate in all of our benefit programs currently existing or hereafter made available to executive and/or salaried; (ii) an amount of annual paid vacation consistent with his position and length of service to us; and (iii) reimbursement for all reasonable, out of-pocket expenses incurred by him.

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

On September 27, 2012, the Company entered into a 72 month lease for its corporate offices and warehouse facility in Boynton Beach, Florida. On June 29, 2018, the lease was extended an additional 5 years. The renewed lease commences August 1, 2019 and expiring on July 31, 2024 and requires an initial rent of $14,899 per month beginning in the second month of the first year, increasing in varying amounts to $16,769 per month in the fifth year. In addition, the Company is responsible for all operating expenses and utilities. As part of the lease the landlord agreed to reimburse the Company $58,000 towards the replacement of air conditioning units, upon written request. As of September 30, 2018 the Company has received all of the reimbursement.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

13.

Stock Options and Warrants

For the three and nine months ended September 30, 2018 and September 30, 2017, respectively, the Company recorded non-cash stock-based compensation expense of $13,928, $38,661 $9,999, and $31,396, relating to employee stock options and warrants issued for consulting services.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at September 30, 2018 and 2017 for the options is $180,650 and $24,705, respectively, and will be recognized through June 30, 2021.

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

On August 24, 2018, the Company granted one director options to purchase 5,000 shares of the Company’s common stock, at an exercise price of $0.045 per share. The options vest over a two year period and expire August 25, 2023. The quoted market price of the common stock at the time of issuance of the options was $0.045 per share. The fair value of the options totaled $223 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.70%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 188%.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s stock option plans as of September 30, 2018, and changes during the nine month period then ended is presented below:

	Nine Months Ended September 30, 2018
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2017	3,180,000	$0.20
Options granted	10,980,000	$0.02
Options exercised	—	—
Options forfeited	(32,500)	$0.03
Options expired	(1,787,500)	$0.14
Options at end of period	12,340,000	$0.06
Options exercisable at September 30, 2018	2,745,000	$0.19

Changes in the Company’s non-vested options for the nine months ended September 30, 2018 are summarized as follows:

	Nine Months Ended September 30, 2018
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2017	270,840	$0.15
Granted	10,980,000	$0.03
Vested	(247,506)	$0.16
Forfeited	(1,408,334)	$0.22
Nonvested options at September 30, 2018	9,595,000	$0.02

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.017- $0.30	12,340,000	8.2	$0.16	2,745,000	$0.19
Totals	12,340,000	8.2	$0.16	2,745,000	$0.19

A summary of the Company’s warrant activity as of September 30, 2018 and changes during the nine-month period then ended is presented below:

	Nine months ended September 30, 2018
	Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2017	990,162	$0.24
Granted	—	—
Expired	(216,826)	$0.35
Warrants outstanding and exercisable at September 30, 2018	773,336	$0.16

	Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
	773,336	1.7	$0.16
Totals	733,336	1.7	$0.16

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

14.

Related Party Transactions

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the former Chief Executive Officer, now Executive Chairman of the Board, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.89% and 3.61% per annum at September 30, 2018 and 2017 respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018 he extended the maturity rate to December 31, 2019.

During the nine months ended September 30, 2018 we borrowed an additional $26,273 from our Executive Chairman, together with $325,000 under a demand note not covered by this line of credit. This demand note bears interest at 4% per annum. As of September 30, 2018 and December 31, 2017 we owed him an aggregate of $8,314,622 and $7,988,349, respectively, which represented approximately 76% and 78% of our total liabilities, respectively. On May 9, 2018 he extended the maturity date to December 31, 2019. While he has continued to fund our working capital needs at reduced levels and extend the due date of the obligation for an additional year, he is under no contractual obligation to do so. During 2017 he advised us he does not expect to continue to provide working capital advances to us at historic amounts. If we are unable to meet our obligation to our Executive Chairman prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

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

On May 18, 2018 Mr. Edward S. Vittoria was appointed Chief Executive Officer of Puradyn Filter Technologies Incorporated and as a member of its Board of Directors. Immediately prior to such appointment, Mr. Joseph V. Vittoria resigned from his position as Chief Executive Officer, and has been appointed Executive Chairman of the Board of Directors. Prior to his appointments, Mr. Edward Vittoria had been providing advisory services to us beginning in December 2017.

On August 24, 2018, the Company granted one director options to purchase 5,000 shares of the Company’s common stock, at an exercise price of $0.045 per share. The options vest over a two year period and expire August 25, 2023. The quoted market price of the common stock at the time of issuance of the options was $0.045 per share.

In November 2017, the Company received an additional loan in the amount of $25,000 from a former member of the Board of Directors and a significant stockholder. The loan bears interest at a rate of 5% per annum and is due December 31, 2018.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of three and nine months ended September 30, 2018 and 2017, we paid Boxwood Associates, Inc. $6,000 and $18,000, respectively under this agreement. A former member of our Board of Directors is President of Boxwood Associates, Inc.

15.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by four customers at September 30, 2018 whose balances each represented approximately 36%, 33%, 14%, and 13%, for a total of 96% of total accounts receivables. Comparatively, there are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2017 whose balances each represented approximately 53%, and 30%, for a total of 83% of total accounts receivables. Sales to three customers for the nine months ended September 30, 2018 were 32%, 27% and 14% of total sales for total of 73% of sales. Sales to four customers for the three months ended September 30, 2018 were 32%, 29%, 16% and 12% for total of 89% of sales. During the three months ended September 30, 2017 sales from four customers represented 33%, 17%, 16% and 11% for a total of 77% of sales. During the nine months ended September 30, 2017 sales from three customers represented 39%, 12%, and 11% for a total of 62% of sales.  The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with the unaudited condensed financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 10, 2018 (the “2017 10-K”), and our subsequent filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.  All information in this section for the three and nine months ended September 30, 2018 and 2017 is unaudited and derived from the unaudited condensed financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2017 is derived from our audited financial statements appearing in the 2017 10-K.

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

Our core product, the patented Puradyn bypass oil filtration system, is offered in two primary applications, MTS engine systems and custom-engineered MTS hydraulic systems, which can be attached to almost any engine or hydraulic application. All Puradyn systems are compatible with virtually all standard and synthetic oils on the market, and they work with engines using gasoline, diesel, propane or natural gas. We are also the sole manufacturer and provider of Puradyn replacement filter elements for the Puradyn system. Our products are marketed to numerous industries that include hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. We focus our sales strategy on individual sales and distribution efforts as well as on the development of a global distribution network that will not only sell, but also install and support our product. DistributionNow (DNOW) joined the Puradyn distributor network in 2016 and became exclusive distributor for the oil and gas industry in September 2017. With 300 locations worldwide, DNOW provides the potential to reach to new markets and customers which we would otherwise not be able to effectively reach, and consistently support our product on a global basis. MNI Diesel, LLC (MNI) joined the Puradyn distributor network in 2012, and in August 2018, they became the exclusive distributor of Puradyn products to the commercial marine industry for the Ohio and Mississippi River Valleys and the U.S. Gulf Coast of Texas, Louisiana, Mississippi and Alabama. In addition to the DNOW network and MNI, we currently have approximately 45 distributors and dealers and manufacturer representatives that sell and/or service the Puradyn system in the U.S. and internationally. Today our products are found around the world in a number of industries, including oil and gas, power generation, construction and forestry, commercial marine, mining, and transportation.

Third quarter of 2018 business highlights

•

Launched a new and expanded relationship with MNI Diesel, LLC in August 2018 that made MNI the exclusive distributor of Puradyn products to the commercial marine industry for the Ohio and Mississippi River Valleys and the U.S. Gulf Coast of Texas, Louisiana, Mississippi and Alabama.  MNI has significant experience with selling, installing and monitoring the success of Puradyn systems on their clients’ vessels, making them a powerful advocate for our product line.

•	Continued growth in unit sales to new end users in the oil and gas industry including:
	o	In this quarter, the last of the largest contractors we had targeted in the land drilling segment began installing Puradyn systems on their fleet.
o

Puradyn was featured in a webinar presented by World Oil that shared the success experienced by Legend Energy Services, who began testing Puradyn on their pressure pumping equipment earlier in the year and quickly proceeded to make Puradyn standard on their entire fleet after realizing such strong and immediate results. The webinar produced a number of leads that are currently being pursued by Puradyn and DNOW.

	o	Continued growing interest and testing by clients in the midstream and pipeline segment.

•	We fulfilled a large order bound for Afghanistan to be used on power generation systems.

Third quarter of 2018 financial highlights:

•	Sales growth of 153% during the third quarter of 2018 compared to the same period in 2017;

•	Gross profit margins almost doubled to 46% during the third quarter of 2018 from 25% in the same period in 2017; and

•	A net income of $89,755 for the third quarter of 2018 compared to a loss of $(294,339) in the same period in 2017.

Key strategies:

During the balance of 2018 we are focusing our sales and marketing efforts on:

•	Further adoption of Puradyn in the pressure pumping and pipeline segments of the oil and gas industry;

•	Increased marketing focus on the commercial marine segment, including representation at the upcoming WorkBoat annual convention; and

•	Further expansion in key international markets through new and existing distributors.

In addition, from an operating standpoint we are placing additional emphasis on:

•	Managing materials costs and preparing for any impacts from new tariffs;

•	Restructuring our distributor network and pricing levels; and

•	Increasing operating capacity and efficiency.

Outlook

We attribute the increase in sales in the third quarter of 2018 and the nine months then ended over the comparable periods in 2017 to a number of customers in targeted markets experiencing improved business conditions and greater receptivity to Puradyn’s message of proven cost savings. Revenue growth continues to derive from multiple customer segments especially in the oil and gas industry, which continues to be our largest. With new customers added this quarter, we believe Puradyn systems will now be active on the majority of active U.S. land rigs. Our focus on the pressure pumping and midstream segments, both of which we believe may provide double the opportunity of land rigs, has been further supported by expanded marketing efforts through our DNOW relationship and the sharing of positive results by early adopters, such as Legend Energy Services, who proceeded to make Puradyn standard on their entire fleet of pressure pumping engines within a few months of beginning testing in the first quarter of 2018. Our efforts in the commercial marine segment will benefit from an expanded relationship with one of our stronger distribution partners, MNI Diesel, who will now be our exclusive distributor along the U.S. Gulf Coast and up through the Mississippi and Ohio River valleys. MNI has installed hundreds of Puradyn systems and has witnessed the performance first hand, which makes them a very credible advocate.

We also continue to receive orders from emerging, and sometimes unexpected, segments. This quarter, we fulfilled a large order for units headed to Afghanistan for use on generators. Another order was for mobile cell transmission towers and lighting units. The applicability of Puradyn bypass filtration to a wide range of industrial engine uses and hydraulic systems is becoming clearer, and people responsible for the maintenance and cost mitigation of this machinery are increasingly seeking the proven results of our systems.

RESULTS OF OPERATIONS

The following table provides certain selected financial information for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
	(unaudited)			(unaudited)

Net sales	$1,306,070	$515,846	153%	$3,344,272	$1,780,006	88%
Gross profit	$595,075	$130,108	357%	$1,437,876	$415,157	246%
Total operating costs
Income (loss) from operations	$175,518	$(224,039)	(178)%	$303,018	$(649,439)	(147)%
Total other expense, net
Net income (loss)	$89,755	$(294,339)	(130)%	$61,884	$(852,908)	(107)%
Basic and diluted earnings (loss) per share	$0.00	$(0.00)	—	$0.00	$(0.00)	—

Gross profit

Our gross profit margins for the third quarter of 2018 increased from 25% in the third quarter of 2017 to 46% in the third quarter of 2018, and from 23% for the first nine months of 2017 to 43% for the first nine months of 2018. The increase in our gross profit margins in the 2018 periods is attributable to increased facility utilization and operating efficiencies due to increased sales and a significant decrease in the expense for slow moving inventory from amounts recorded in 2017. We have been advised by several of our suppliers that prices for various raw materials are being increased as a result of the loss of some of their primary suppliers and higher prices with their secondary suppliers and the unknown impact of recently enacted tariffs by the current administration. However, we are exploring and implementing measures to help mitigate the impact on our costs. We notified our customers of pricing increases effective October 1, 2018 which varied by product, and we will continue to review cost of materials increases and adopt further pricing action in the future as warranted.

Total operating costs

Our total operating costs which includes salaries and wages and selling and administrative expenses increased during the three months ended September 30, 2018 and the nine months ended September 30, 2018 due to primarily to the hiring of our new CEO in May 2018. The additional expense was offset by the decision not fill a position vacated voluntarily and the impact of one employee who is now being paid only from deferred compensation. The increases in selling and administrative expenses during the third quarter of 2018 and the nine months then ended from the comparable periods in 2017 is attributable to increases in non-cash expenses associated with stock compensation to employees and our decision to restart targeted advertising. We anticipate that our selling and administration expenses will increase slightly throughout 2018, inclusive of communication costs, office supplies, and other components of administrative expenses.

Total other expense, net

Total other expense, net represents interest we pay to related parties on amounts advanced to us for working capital.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $98,910 and a working capital deficit of $1,457,339 at September 30, 2018 as compared to cash on hand of $54,438 and a working capital deficit of $9,470,970 at December 31, 2017. Our current ratio (current assets to current liabilities) was .50 to 1 at September 30, 2018 as compared to .08 to 1 at December 31, 2017. The decrease in negative working capital is primarily attributable to our Executive Chairman extending the maturity date of his working capital loans to December 31, 2019, thereby reclassifying these amounts from current liabilities to long-term liabilities, together with increases in inventory and accounts receivable which were offset by decreases in deferred compensation, sales incentives cash and increase in accounts payable. We do not currently have any commitments for capital expenditures.

Historically, we have been materially reliant on working capital advances from our Executive Chairman to address our liquidity and working capital issues through the utilization of the borrowing agreement with him. In 2018 we have borrowed an additional $325,000 from him under short term demand notes and $26,273 under a previous line, and at September 30, 2018 we owed him an aggregate of $8,314,622. We do not have the funds necessary to satisfy these obligations. While he has continued to fund our working capital needs and extend the due date of the obligation, he is under no contractual obligation to do so. During 2017 he advised us he does not expect to continue to provide working capital advances to us at historic amounts. If we are unable to meet our obligation to Mr. Vittoria prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation. However, he is under no obligation to do so.

We also owe certain of our employees $1,593,724 and $1,626,003, respectively in deferred cash compensation at September 30, 2018 and December 31, 2017, which represents 55% and 16%, respectively of our current liabilities on that date. Since 2005, Mr. Kroger, our President and COO, has deferred a portion of his compensation to assist us in managing our cash flow and working capital needs. Two other employees, who no longer receive a salary, are receiving regular payments from their deferred compensation. As there is no written agreement with these employees which memorializes the terms of salary deferral, only an election to do so, it is possible the employees could demand payment in full at any time. We do not have sufficient funds to satisfy these obligations.

We do not have any external sources of liquidity at this time, and our discussions over the past few years with third parties for potential investments have not been successful. We historically have encountered resistance from potential investors on a variety of fronts, including our operating losses, and the amount of debt due Mr. Vittoria. In an effort to improve our ability to raise capital, on November 11, 2016 he converted $6,100,000 of principal and interest due him into shares of our common stock at a conversion price which was a premium to the market value of our common stock. However, following such conversion, the hoped-for change in our potential financing sources looked at our company and risks associated with it have not changed. There can be no assurance we will be able to raise additional capital or generate enough to repay our debt holders, and it is possible that stockholders could lose their entire investment in our company.

Summary cash flows

	Nine Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)

Net cash (used) by operating activities	$(230,682)	$(431,108)
Net cash (used) by investing activities	$(73,305)	$(81,230)
Net cash provided by financing activities	$348,459	$522,184

During the first nine months of 2018 net cash used by our operating activities was principally related to increases in inventory, accounts receivable and prepaid expenses offset by increase in accounts payable and accrued liabilities. The increases in accounts receivable as well as the corresponding increases in inventory and accounts payable were a result of the Company’s expected increase in sales and timing of receiving raw materials. During the first nine months of 2017, cash used by operating activities was primarily used to fund our net loss together with increase in prepaid expenses were partially offset by decrease in accounts receivable and inventory as well a provision for slow moving inventory and increase in accrued liabilities.

During the first nine months of 2018 and 2017, net cash used by investing activities represented capitalized patent costs and purchases of  equipment.

During the first nine months of 2018 and 2017, net cash provided by financing activities represented loans from related parties, net of capital lease payments.

Going concern

Our unaudited condensed financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year through December 31, 2017 and have relied on loans from related parties to fund our operations. During the nine-months ended September 30, 2018 the Company has begun to generate net income. However, the Company does not have sufficient revenues and income to fund the operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder, as set forth above, have led our independent registered public accounting firm Liggett & Webb, P.A. to include a statement in its audit report relating to our audited financial statements for the years ended December 31, 2017 and 2016 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to continue to generate profitable operations in the future. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Critical accounting policies and estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited condensed financial statements appearing elsewhere in this report.

Recent accounting pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 1 of our notes to our unaudited condensed financial statements appearing elsewhere in this report.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO and our principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

As described elsewhere herein, our net sales are not sufficient to pay our operating expenses. Our capital requirements depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. Historically, our operations have been financed primarily through loans from our Chairman of the Board, as well as other affiliates. Our Chairman of the Board recently advised us that he does not expect to continue to provide working capital advances to the Company at historic levels. Given our history of losses and debt levels, we face a number of challenges in our ability to raise capital. If we do not significantly increase our net sales or raise funds as needed, our ability to provide for current working capital needs, pay our obligations as they become due, grow our company, and continue our existing business and operations is in jeopardy. In this event, we would no longer be able to continue as a going concern and you could lose all of your investment in our company.

WE OWE APPROXIMATELY $8.3 MILLION, THE MAJORITY OF WHICH IS DUE BY DECEMBER 31, 2019.

At September 30, 2018, we owed our Executive Chairman approximately $8.3 million. This obligation is unsecured. Substantially all of this amount is due on December 31, 2019, however, $325,000 of which is due on demand. We do not have sufficient funds to repay these obligations. If our Executive Chairman does not consent to further extensions of the due date of these amounts, we will be unable to repay these obligations when due.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, except as previously reported.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

On November 13, 2018 Puradyn Filter Technologies Incorporated issued a press release announcing its financial results for the third quarter of 2018. A copy of this press release is furnished as Exhibit 99.1 to this report. Pursuant to General Instruction B.2 of Form 8-K, the information in this Part II, Item 5 of Form 10-Q, including Exhibit 99.1, is being furnished and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise be subject to the liabilities of that section, nor is it incorporated by reference into any filing of Puradyn Filter Technologies Incorporated under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.

EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation dated July 24, 1996	10-SB	7/30/96	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated December 13, 1996	8-K	1/9/97	3.(I)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated February 3, 1998	8-K/A	2/12/98	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated March 5, 2009	8-K	3/16/09	3.4
3.5	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011	10-Q	8/15/11	3.4
3.6	Bylaws	10-SB	7/30/96	3.2
10.1	Letter agreement dated May 18, 2018 by and between Puradyn Filter Technologies Incorporated and Edward S. Vittoria	8-K	5/21/18	10.1
10.2	Lease agreement between Puradyn and Duke Realty	10-Q	8/9/18	10.2
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer				Filed
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer				Filed
99.1	Press Release dated November 13, 2018				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: November 13, 2018	By:	/s/ Edward S. Vittoria
Edward S. Vittoria, Chief Executive Officer, principal executive officer

Date: November 13, 2018	By:	/s/ Martin Scott
CFO Consultant, principal financial and accounting officer