Form 10-K
period 2018-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2019-03-26
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $739,897 on June 29, 2018.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 69,016,468 shares of common stock are outstanding as of March 25, 2019.

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

•

our ability to continue to generate net sales in an amount to pay our operating expenses;

•

our need for additional financing and uncertainties related to our ability to obtain these funds;

•

our ability to repay the outstanding secured debt of approximately $8.39 million as of March 25, 2019 due our Chairman and CEO which matures on December 31, 2021, together with an additional $600,000 of unsecured advances which payable upon demand;

•

our reliance on sales to a limited number of customers;

•

the significant amount of deferred compensation owed to two of our executive officers and one other employee and our ability to pay these amounts;

•

our ability to protect our intellectual property, and the potential impact of expiring patents on our business in future periods;

•

anti-takeover provisions of Delaware law and our Board's ability to issue preferred stock without stockholder consent;

•

potential dilution to our stockholders from the exercise of outstanding options and warrants;

•

the lack of sufficient liquidity in the market for our common stock; and

•

the application of penny stock rules to the trading in our common stock.

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

When used in this annual report, the terms "Puradyn", the “Company,” "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation. “2017” refers to the year ended December 31, 2017; “2018” refers to the year ended December 31, 2018; and “2019” refers to the year ending December 31, 2019.

PART I

ITEM 1.

BUSINESS.

The Company

We design, manufacture, market and distribute worldwide the Puradyn® bypass oil filtration system (the "Puradyn" or “system”) for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. Working in conjunction with the equipment’s full-flow oil filter, the Puradyn system cleans oil by providing a kidney loop circuit of oil filtration and treatment to continually remove solid, liquid and gaseous contaminants from the oil through a sophisticated and unique filtration and absorption process. The Puradyn system consists of a base filtration unit or housing that is connected via hoses to the engine or hydraulic system, along with filter elements that reside inside the filtration unit and are replaced periodically to maintain top performance. Our filter is unique in that it incorporates an additive package to replenish depleted base additive levels in engine lubricating oil. Because Puradyn-filtered lubricating oil is kept in a continually clean state, our system has been used effectively to safely and significantly extend oil-drain intervals and to extend the time between engine overhauls. We are the exclusive manufacturer of our unique disposable replacement filter elements ("Element") for the Puradyn system.

Products

The core product, the patented Puradyn bypass oil filtration system, is offered in two models, MTS and a custom-engineered hydraulic system, which can be attached to almost any engine or hydraulic application. The Puradyn bypass filtration system is similar to a kidney dialysis machine that provides an additional filtration circuit outside the body/engine to filter blood/oil and rid it of impurities, keeping the blood/oil continually clean. Whenever the engine or machinery is operating, the Puradyn is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as liquid contaminants, protecting the engine or hydraulic equipment from harmful wear and less efficient operation caused by these contaminants. Puradyn replacement filter elements contain an additive package that serves to replenish base additives (in engine lube oil only) in the oil during the filtration process, helping to maintain the oil’s proper chemical balance and viscosity.

Oil condition is monitored through periodic analysis of small oil samples. If the sample results show that the condition of the oil is considered good for continued use, the oil does not need to be changed. The Puradyn filter element is changed at the interval recommended by the OEM for oil changes, or at the customer’s current oil change interval.

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

We are also the sole manufacturer and provider of replacement filter elements for the Puradyn system. Depending upon the application, we generally recommend that the element be replaced at the engine manufacturer's recommended/approved periodic oil change interval or current customer service interval. The type of element used also depends upon the specific type of engine or hydraulic application. A customer can change the filter element and take the required oil sample in approximately five to 10 minutes.

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

Marketing

The Company has an in-house marketing department comprised of one executive and one employee, with various projects outsourced on an as-needed basis.

The Company’s products are marketed to numerous industries that include hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication. Additionally, we offer marketing assistance in material development to distributors.

Distribution

We currently have a network of approximately 40 domestic and international distributors and dealers; however, the majority of our products are sold through a limited number of distributors. Our distributors and dealers sell products to a number of industries, including oil and gas services, power generation, construction and forestry, commercial marine, mining, and transportation. Currently, international sales are administered by Puradyn from the United States. The international distributors are located in South America, Europe, the Middle East, and Asia. Our international distributors purchase product directly from the Company and sell to their existing or new customers. All distributor agreements can be terminated by either party with a 30 to 60 day written notice.

In February 2018 we entered into a second amendment to our September 2017 amended distribution agreement with DNOW LP (DNOW), a distributor with approximately 300 outlets worldwide that have the potential to sell and service the Puradyn system. Under the terms of the amended distribution agreement with DNOW, we granted it exclusive distribution agreement for the worldwide rights to sell our product in the oil and gas industry effective September 7, 2017. An incentive program was included in the original agreement to incentivize and compensate the distributor for reaching certain sales thresholds through June 30, 2018, but those thresholds were not met and no incentives were earned by DNOW. A sales incentive of approximately $99,000 was accrued in 2017 for potential incentive payments due to DNOW in 2018, but this was reversed in 2018 once it was established that no incentive payments would be earned by DNOW.

MNI Diesel, LLC (MNI) joined the Puradyn distributor network in 2012, and in August 2018, they became the exclusive distributor of Puradyn products to the commercial marine industry for the Ohio and Mississippi River Valleys and the U.S. Gulf Coast of Texas, Louisiana, Mississippi and Alabama.

Sales

Direct Sales

The Company directly and/or with the assistance of its manufacturer's representatives, distributors, or other agents, markets its products directly to OEMs, other distributors and national accounts. We are dependent upon sales from a limited number of customers. At December 31, 2018 one customer represented approximately 95% of total accounts receivables. During the year ended December 31, 2018 sales from four customers represented 41%, 21%, 11% and 10% for a total of 83% of sales. During the year ended December 31, 2017 sales from three customers represented 36%, 16% and 12% for a total of 64% of sales. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

On November 17, 2017, the Company received two non-binding purchase orders from a major oil and gas customer for delivery of Puradyn product in shipments ranging from December 2017 to September 2018. The revenue generated from this sale was approximately $1,000,000 as of December 31, 2018.

International Sales

The Company, directly and/or with the assistance of commission-based manufacturer's representatives, has established primarily non-exclusive distributors and sales representation in various countries, including the Middle East, Germany, Romania, Turkey, United Kingdom, Thailand, Colombia, and others. The ultimate success of these and other distributors primarily depends upon their ability to successfully introduce and sell the product in their respective territories, including obtaining local evaluations, establishing distribution, and other factors similar to those faced by the Company in the United States. Unlike domestic sales, the Company has a policy that international sales be paid in advance or secured by a letter of credit before shipping. The Company’s credit risk is minimal with international sales as a result of this policy. Total international sales amounted to approximately 9.9% and 25.3% of net sales in 2018 and 2017, respectively.

Manufacturing and Production

The Company purchases component parts for unit housings and filter elements. The component parts are assembled, packed and shipped from our facility in Boynton Beach, Florida.

We currently source a majority of our raw materials and component parts from various vendors in the United States, and actively search for suppliers that are based in the United States. Substantially all the tools and dies used by certain of our vendors are owned by the Company. We have researched alternative sources of supply and do not anticipate that the loss of any single supplier would have a material long-term adverse effect on our business, operations or financial condition. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers which could result in a loss of sales revenue in future periods. The Company achieved ISO 9001:2015 registration from the International Organization for Standardization, validating its Quality Management Standards process for ‘design, manufacture, sales and distribution of bypass oil filtration systems and replacement filters for various industries.’

Engineering and development costs are expensed as incurred. During the years ended December 31, 2018 and 2017, we incurred engineering and development costs, excluding payroll and benefit expenses for engineering, in the amount of $5,866 and $6,981, respectively, which are included in selling and administrative expenses in the accompanying statements of operations.

Competition

Bypass oil filtration systems produced by other companies in varying degrees address the issues of solid or liquid contaminant filtration through centrifugal design, media filtration or evaporation. However, Puradyn believes that its solution is the only bypass oil filtration system that simultaneously incorporates all of the following features, which provide us with a competitive advantage:

•

Filtering solid contaminants to as small as below one micron, including enhanced soot retention through the use of a patent-pending process for chemical grafting;

•

Effectively removing harmful gaseous and liquid contaminants through a heated evaporation chamber or patented polymer formulation; and

•

Replenishing the base additives in engine oil so as to maintain the oil’s chemical balance and viscosity well within engine manufacturers’ specifications for longer periods of time.

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

We rely on a combination of trade secrets, patents and trademarks to establish and protect our intellectual property rights. As of December 31, 2018, we had issued nine U.S. patents and 23 issued international patents that directly relate to our technology that expire between 2017 and 2037, as well as one pending patent application in the U.S. and 13 pending patent applications internationally.

Subject to the availability of sufficient working capital, we expect to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

In 2018 and 2017 we spent $5,866 and $6,981, respectively, on engineering and development.

We have registered the product trademark “Puradyn®” in the United States and other countries where the "Purifiner®" trademark was registered, and have also registered the trademarks “Polydry®”, “CGP®” ,“Keep It Clean!® ”, “We Fight Dirty®”, Let’s Talk Dirty®”, and the Puradyn logo in the United States and targeted countries.

We have also obtained the rights to the domain name www.puradyn.com and puradyn.ro, and puradyn.com.tr.  As with telephone numbers, we do not have and cannot acquire any property rights in an Internet address.

Employees

At March 25, 2019, the Company had 20 full-time employees, including our executive officers.

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

Corporate Information

The Company’s principal executive offices are located 2017 High Ridge Road, Boynton Beach, Florida  33426, and our telephone number is (561) 547-9499.  Our corporate website is www.puradyn.com.

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

Risks Related to our Business

WE HAVE A HISTORY OF LOSSES AND THERE ARE SUBSTANTIAL DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2018. For the years ended December 31, 2018 and 2017, we reported net losses of $216,382 and $1,230,094, respectively, and at December 31, 2018 we had a working capital deficit of $1,603,639. At December 31, 2018, we had an accumulated deficit of approximately $63 million. Our financial statements have been prepared on the basis that we will operate as a going concern; however, as set forth in the report on our audited consolidated financial statements issued by our independent auditor appearing later in this report, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our Company.

WE NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY AND WE WILL BE UNABLE TO CONTINUE AS A GOING CONCERN.

As described elsewhere herein, our net sales are not sufficient to pay our operating expenses. Our capital requirements depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. Historically, our operations have been financed primarily through a credit line from our Executive Chairman, as well as short-term loans from other affiliates. At December 31, 2018, we owed him approximately $8.0 million which is due on December 31, 2021. Earlier in 2017 he advised us that he did not expect to continue to provide working capital advances to the Company at historic levels, if at all. In 2018 we borrowed an additional $325,000 from him under short term demand notes and $26,273 under a previous line. From January 1, 2019 through March 25, 2019, we borrowed an additional $275,000 of unsecured advances which are payable on demand. The reductions in the amount of advances to us from our Executive Chairman have adversely impacted our operations from time to time. While we do not have any external sources of liquidity at this time, the Company is in continuing discussion with third parties for potential investment. These historic discussions, however, have not resulted in identifying any potential capital raising transactions which were upon proposed terms which we believed were fair to our Company and our stockholders. Given our history of losses and secured debt levels, we expect to continue to face a number of challenges in our ability to raise capital. If we do not raise funds as needed, or if our Executive Chairman should continue to reduce amounts advanced to us or discontinue altogether his practice of advancing funds to us to pay our operating expenses, our ability to provide for current working capital needs, pay our obligations as they become due, grow our Company, and continue our existing business and operations is in jeopardy. In this event, we would no longer be able to continue as a going concern and you could lose all of your investment in our Company.

OUR NET SALES INCREASED IN 2018 FROM 2017 BUT ARE NOT SUFFICIENT TO FUND OUR OPERATING EXPENSES. THERE ARE NO ASSURANCES WE WILL BE ABLE TO INCREASE OUR SALES, IN THE NEAR FUTURE, TO A LEVEL WHICH WILL FUND OUR OPERATING EXPENSES.

Although our net sales for 2018 increased by 87% from 2017, our current operations remain insufficient to fund our operating expenses and pay our obligations as they become due. We used cash in operations of approximately $187,222 and $703,037 in 2017, respectively.

Our gross profit margins for the year ended of 2018 increased from 22% during the year ended 2017 to 41% during the year ended 2018.The increase in our gross profit margins in the 2018 periods is attributable to increased facility utilization and operating efficiencies due to increased sales and a significant decrease in the expense for slow moving inventory from amounts recorded in 2017. We have been advised by several of our suppliers that prices for various raw materials are being increased as a result of the loss of some of their primary suppliers and higher prices with their secondary suppliers and the unknown impact of recently enacted tariffs by the current administration. However, we are exploring and implementing measures to help mitigate the impact on our costs. We notified our customers of pricing increases effective October 1, 2018 which varied by product, and we will continue to review cost of materials increases and adopt further pricing action in the future as warranted.

WE ARE DEPENDENT UPON SALES TO A LIMITED NUMBER OF CUSTOMERS AND ONE EXCLUSIVE DISTRIBUTOR REPRESENTING THE OIL AND GAS INDUSTRY.

In September 2017 we granted DNOW exclusive worldwide rights to sell our products in the oil and gas industry effective September 7, 2017. Sales under the agreement amounted to approximately $1.7 million in 2018, representing approximately 41% of our total net sales for 2018 vs $828,000 in 2017 representing 36% of our total net sales in 2017. There are no binding obligations from DNOW to purchase a certain amount of product from us, nor to undertake any specific marketing or sales incentives related to our products. Historically, sales to the oil and gas industry have represented approximately 65% and 70%, respectively, of our net sales in 2018 and 2017. While we granted DNOW these exclusive rights because we believed its distribution network was broad enough that it could facilitate our growth in this industry, we are wholly dependent upon DNOW’s sales efforts over which we have limited control. The exclusive nature of this agreement prevents us from engaging other distributors to facilitate sales of our products in the oil and gas industry. In that event, our revenues may be adversely impacted in future periods.

OUR ASSETS SERVE AS COLLATERAL UNDER A SECURED PROMISSORY NOTE IN THE AMOUNT OF $8.39 MILLION TO OUR EXECUTIVE CHAIRMAN WHICH MATURES IN DECEMBER 2021.

Historically we have borrowed working capital from our Executive Chairman and at December 31, 2018, we owed him approximately $8.39 million. During the first quarter of 2019, we received an additional $275,000 of unsecured advances which are payable on demand. As described elsewhere in this report, in March 2019 we entered into a note exchange agreement with him whereby he agreed to extend the due date of these obligations to December 31, 2021 and we granted him a first position security interest in our assets. As of March 25, 2019, we owe him approximately $8.39 million which matures on December 31, 2021, together with an additional $600,000 of unsecured advances which are payable upon demand. If we are unable to pay this obligation when it becomes due, he could seek to foreclose on our assets in an effort to collect the amounts due him. In that event, our ability to continue our business and operations as they are presently conducted would be in jeopardy.

WE RELY ON SALES TO A LIMITED NUMBER OF CUSTOMERS AND THERE ARE NO ASSURANCES THAT THESE CUSTOMERS WILL CONTINUE TO PURCHASE PRODUCTS FROM US.

We are dependent upon sales to a limited number of customers. During the year ended December 31, 2018 sales from four customers represented a total of 83% of sales. During the year ended December 31, 2017 sales from three customers represented a total of 64% of sales. Our largest customer is a distributor; in the event of a loss of the distributor the Company would be able to sell the end users directly. We do not have contracts with our customers and the loss of sales from one or more of these customers could materially impact our results of operations in future periods.

AT DECEMBER 31, 2018 OUR CURRENT LIABILITIES INCLUDE $1,564,253 OF DEFERRED COMPENSATION. WE DO NOT HAVE THE FUNDS TO PAY THESE AMOUNTS.

Since 2005, Mr. Kroger, our President and COO, has deferred a portion of his compensation to assist us in managing our cash flow and working capital needs. In addition, Mr. Edward Vittoria, our CEO who joined our company in May 2018, is also deferring a portion of his compensation to assist us in managing our cash flow and working capital needs. Finally, two other former employees, who no longer receive a salary, are receiving regular payments from their deferred compensation. As there is no written agreement with these employees which memorializes the terms of salary deferral, only an election to do so, it is possible that the employees could demand payment in full at any time, elect to no longer defer their salaries, or reduce the amount they currently defer. We do not have the funds to pay these amounts, and unless we are successful in raising additional capital we are unable to satisfy any demands by these officers and employees for full payment of these obligations of which there are no assurances, we would be unable to pay these amounts to our employees. In that event, it is likely we would lose their services in future periods.

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

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At December 31, 2018, we had 69,016,468 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, were outstanding:

•

773,336 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.05 to $0.25 per share; and

•

11,785,000 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $0.017 per share to $0.280 per share.

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

ITEM 2.

PROPERTIES.

We lease approximately 25,500 square feet of office and warehouse space in Boynton Beach, Florida which serves as our principal executive offices, from an unrelated third party under a lease which expires on July 31, 2024. On June 29, 2018, the Company entered into a non-cancellable five-year lease for the same facilities commencing August 1, 2019 and expiring July 31, 2024. The lease will require an initial rent of $14,899 per month, beginning August 1, 2019 for the first year, increasing by 3% per year to $16,769 per month in the fifth year. In addition, the Company is responsible for all operating expenses and utilities. As part of the lease the landlord agreed to reimburse the Company $58,000 towards the replacement of air conditioning units, upon written request. As of December 31, 2018 the Company had received all of the reimbursement.

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our Company.

PART II

ITEM 5.

STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB® Tier of the OTC Markets under the symbol PFTI.

On March 22, 2019, the last sale price of our common stock as reported on the OTCQB® was $0.05. As of March 22, 2019, there were 338 record owners of our common stock. The transfer agent for the Company’s common stock is ClearTrust LLC, 16540 Pointe Village Drive, Suite 201, Lutz, Florida 33558.

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

Overview

We design, manufacture, market and distribute worldwide the Puradyn® bypass oil filtration system for use with substantially all internal combustion engines and hydraulic equipment that use lubricating oil. Working in conjunction with the equipment’s primary oil filter, the Puradyn system cleans oil by providing a kidney loop circuit of oil filtration and treatment to continually remove solid and liquid contaminants from the oil through a sophisticated and unique filtration and absorption process. The Puradyn system consists of a base filtration unit or housing that is connected via hoses or steel tubing to the engine or hydraulic system, along with filter elements that reside inside the filtration unit and are replaced periodically to maintain top performance. We believe that our filter is unique in that it incorporates an additive package to replenish depleted base additive levels in engine lubricating oil. Because Puradyn-filtered lubricating oil is kept in a continually clean state and within engine manufacturers’ specification, our system has been used effectively to safely and significantly extend oil-drain intervals and to extend the time between engine overhauls.

Our core product, the patented Puradyn bypass oil filtration system can be attached to almost any engine, transmission or hydraulic application. All Puradyn systems are compatible with virtually all standard and synthetic oils on the market, and they work with engines using gasoline, diesel, propane or natural gas. We are also the sole manufacturer and provider of Puradyn replacement filter elements for the Puradyn system. Our products are marketed to numerous industries that include hydraulic applications, and other users of engines or equipment that utilize up to 50 weight oil for lubrication.

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a global distribution network that will not only sell, but also install and support our product. DistributionNow (DNOW) joined the Puradyn distributor network in 2016 and became exclusive distributor for the oil and gas industry in September 2017. With 300 locations worldwide, DNOW provides the potential to reach to new markets and customers which we would otherwise not be able to effectively reach, and consistently support our product on a global basis. MNI Diesel, LLC (MNI) joined the Puradyn distributor network in 2012, and in August 2018 became the exclusive distributor of Puradyn products to the commercial marine industry for the Ohio and Mississippi River Valleys and the U.S. Gulf Coast of Texas, Louisiana, Mississippi and Alabama. In addition to the DNOW network and MNI, we currently have approximately 40 distributors and manufacturer representatives that sell and/or service the Puradyn system in the U.S. and internationally. Today our products are found around the world in a number of industries, including oil and gas, power generation, construction and forestry, commercial marine, mining, and transportation.

2018 business highlights

•

While the initial rollout of the product through the DNOW distribution channel began a little slower than we had hoped, we were encouraged by increasing interest throughout 2018 that led to new orders and evaluations.

o

Our total sales to DNOW increased by 106% in 2018 vs 2017 and accounted for 41% of our total sales.

o

DNOW salespeople in multiple target regions, including East and West Texas, Oklahoma, Ohio, Pennsylvania Denver, and Dubai have completed training and are now actively pursuing new prospects on Puradyn’s behalf.

o

One of the last remaining “majors” in the land rig segment began installing systems in late 2018 pushing our estimated penetration of U.S. land rigs to almost 70%.

o

Legend Energy Services became our first customer in pressure pumping, a segment which has the potential to provide 3-4x the sales as the land rig segment. Legend began testing our systems in early 2018 and within a few months proceeded to equip their entire fleet. Legend’s executive responsible for the decision cited it as “the most beneficial cost vs reward decisions I have made in my career” and confirmed that the systems have already paid for themselves. Other customers in pressure pumping are conducting trials.

o

Successful pilots in the midstream segment were also completed and several customers have begun installing systems on the engines that power pipeline transfer stations. Like pressure pumping, the midstream category has the potential to provide over 3x the sales opportunity as land rigs.

•

We launched a new and expanded relationship with MNI Diesel, LLC in August 2018 that made MNI the exclusive distributor of Puradyn products to the commercial marine industry for the Ohio and Mississippi River Valleys and the U.S. Gulf Coast of Texas, Louisiana, Mississippi and Alabama. MNI has significant experience with selling, installing and monitoring the success of Puradyn systems on their clients’ vessels, making them a powerful advocate for our product line. One of MNI’s customers is a leading inland marine operator that has confirmed they save over $5,000 per year per vessel by using Puradyn systems. Our total sales to MNI increased by over 100% in 2018 vs 2017 and accounted for 10% of our total sales.

•

We fulfilled a large order bound for Afghanistan to be used on power generation systems.

2018 financial highlights:

•

Record revenues surpassing $4 million for the first time in Puradyn’s history;

•

Sales growth of 87% during 2018 compared to 2017;

•

During 2018 Puradyn experienced its first ever profitable quarter;

•

Gross profit margins almost doubled to 41% in 2018 from 22% in 2017;

•

Operating income of $111,070 for 2018 as compared to an operating loss of $(956,578) for 2017; and

•

A net loss of $(216,382) for 2018 compared to a loss of $(1,230,094) in 2017.

Key strategies:

Building on the momentum gained in 2018, we are focusing our sales and marketing efforts in 2019 on:

•

Further adoption of Puradyn in the pressure pumping and midstream/pipeline segments of the oil and gas industry;

•

Increased focus on the commercial marine segment, with focus on geographies not currently covered by MNI

•

Further expansion in key international markets through new and existing distributors.

In addition, from an operating standpoint we are placing additional emphasis on:

•

Managing materials costs and preparing for any impacts from new tariffs;

•

Increasing operating capacity and efficiency

Outlook

We attribute the increase in 2018 sales to a number of customers in targeted markets experiencing improved business conditions and greater receptivity to Puradyn’s message of proven cost savings. Revenue growth continues to derive from multiple customer segments especially in the oil and gas industry, which continues to be our largest. With new customers added in 2018, we believe Puradyn systems will now be active on the majority of active U.S. land rigs. Our focus on the pressure pumping and midstream segments, both of which we believe may provide double the opportunity of land rigs, has been further supported by expanded marketing efforts through our DNOW relationship and the sharing of positive results by early adopters, such as Legend Energy Services, who proceeded to make Puradyn standard on their entire fleet of pressure pumping engines within a few months of beginning testing in the first quarter of 2018. Our efforts in the commercial marine segment will benefit from an expanded relationship with one of our stronger distribution partners, MNI Diesel, who has installed hundreds of Puradyn systems and has witnessed their performance first hand, which makes them a very credible advocate.

We also continue to receive orders from emerging, and sometimes unexpected, segments, including a large order for units headed to Afghanistan for use on generators and another order for mobile cell transmission towers and lighting units. The applicability of Puradyn bypass filtration to a wide range of industrial engine uses and hydraulic systems is becoming clearer, and people responsible for the maintenance and cost mitigation of this machinery are increasingly seeking the proven results of our systems.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on loans from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder, as set forth above, have led our independent registered public accounting firm Liggett & Webb, P.A. to include a statement in its audit report relating to our audited financial statements for the years ended December 31, 2018 and 2017 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Results of Operations

The following table provides certain selected financial information for the periods presented:

	Years Ended December 31,
	2018	2017	% change
Net sales	$4,203,556	$2,250,141	87%
Gross profit	$1,740,348	$491,167	254%
Total operating costs	1,629,278	1,447,745	-13%
Income (loss) from operations	$111,070	$(956,578)	-112%
Total other (expense), net	(327,452)	(273,516)	20%
Net loss	$(216,382)	$(1,230,094)	-82%
Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	—

Net sales

The increase in net sales was driven primarily by over a 60% increase in demand within the oil and gas sector for both new systems and replacement filters, the doubling of sales in the commercial marine sector, and new business supporting power generation needs in Afghanistan.  Price increases were introduced in October, 2018 and rolled out through the fourth quarter, but the full impact will not be realized until the first quarter of 2019.

Gross profit

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

Total operating costs

Our total operating costs, which include salaries and wages and selling and administrative expenses, increased during the year ended December 31, 2018 due to primarily to the hiring of our new CEO in May 2018. The additional expense was offset by the decision not to fill a position vacated voluntarily and the impact of one employee who is now being paid only from deferred compensation. The increase also attributable to increases in non-cash expenses associated with stock compensation to employees and our decision to restart targeted advertising. The Company also recorded an expense of $105,665 in 2018 for the impairments of patents as it could not identify any future economic value. We anticipate that our selling and administration expenses will increase slightly throughout 2019, inclusive of communication costs, office supplies, and other components of administrative expenses, although we are unable at this time to quantify the amount of this expected increase.

Total other expense, net

Total other expense, net represents interest we pay to related parties on amounts advanced to us for working capital.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $112,769 and a working capital deficit of $1,603,639 at December 31, 2018 as compared to cash on hand of $54,438 and a working capital deficit of $9,470,970 at December 31, 2017. Our current ratio (current assets to current liabilities) was .45 to 1 at December 31, 2018 as compared to .08 to 1 at December 31, 2017. The decrease in negative working capital is primarily attributable to the note exchange agreement entered into with our Executive Chairman extending the maturity date of his working capital loans to December 31, 2021, thereby reclassifying these amounts from current liabilities to long-term liabilities, together with increases in inventory and accounts receivable which were offset by decreases in deferred compensation, sales incentives cash and increase in accounts payable. We do not currently have any commitments for capital expenditures.

Our net sales are not sufficient to pay our operating expenses or satisfy our obligations as when they become due.  Historically, we have been materially reliant on working capital advances from our Executive Chairman to address our liquidity and working capital issues through the utilization of the borrowing agreement with him. In 2018 we borrowed an additional $325,000 from him under short term demand notes and $26,273 under a previous line. In addition the Company received additional loans in the amount of $250,000 from a related party to both the Company’s Executive Chairman and its Chief Executive Officer, as advances for working capital needs.

On March 25, 2019 we entered into a note exchange agreement with our Executive Chairman pursuant to which he exchanged $7,989,622 of principal and $395,510 of accrued interest which was due on December 31, 2019 under an unsecured loan for a secured promissory note in the principal amount of $8,385,132. The note, which matures on December 31, 2021, bears interest at 4% per annum, payable monthly, and is secured by a first position security interest in our assets. In addition, we owe him $600,000 for other working capital advances which are due on demand.

We also owe two of our executive officers and two former employees $1,564,253 in deferred cash compensation at December 31, 2018, which represents 54% of our current liabilities on that date. These current and former employees agreed to defer a portion of their compensation to assist us in managing our cash flow and working capital needs. As there is no written agreement with these current and former employees which memorializes the terms of salary deferral, only an election to do so, it is possible these individuals could demand payment in full at any time or elect to no longer defer their salaries, or reduce the amount they currently defer. We do not have sufficient funds to satisfy these obligations.

We do not have any external sources of liquidity at this time, and our discussions over the past few years with third parties for potential investments have not been successful. We historically have encountered resistance from potential investors on a variety of fronts, including our operating losses, and the amount of debt due to our Executive Chairman. He is not obligated to lend us any additional funds and the amounts we owe him, which are secured by our assets, mature in December 2021. If we are unable able raise additional working capital as necessary, of which there can be no assurance, we will be able to continue as a going concern and it is possible our stockholders could lose their entire investment in our company.

Summary cash flows

	Years Ended December 31,
	2018	2017

Net cash (used) by operating activities	$(187,222)	$(703,037)
Net cash (used) by investing activities	$(102,277)	$(101,576)
Net cash provided by financing activities	$347,830	$846,245

During the year ended December 31, 2018 net cash used by our operating activities was principally related to increases in inventory, accounts receivable and  offset by increase in accounts payable and accrued liabilities. The increases in accounts receivable as well as the corresponding increases in inventory and accounts payable were a result of the Company’s expected increase in sales and timing of receiving raw materials. During the year ended December 31, 2017, cash used by operating activities was primarily used to fund our net loss together with increase in prepaid expenses and accounts receivable were partially offset by decrease in inventory as well a provision for slow moving inventory and increase in accrued liabilities.

During the years ended December 31, 2018 and 2017, net cash used by investing activities represented capitalized patent costs and purchases of equipment.

During the years ended December 31, 2018 and 2017, net cash provided by financing activities represented notes payable to stockholders, net of capital lease payments and repayments of note payable to stockholder.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our Chief Executive Officer, and our CFO consultant who serves as our principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and our CFO consultant who serves as our principal financial and accounting officer, concluded that as of December 31, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses.

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

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our CFO consultant who serves as our principal financial and accounting officer, are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework “2013”. Based on this assessment, our management has concluded that as of December 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and/or members of our Board of Directors:

Name	Age	Positions
Joseph V. Vittoria	83	Executive Chairman of the Board of Directors
Edward S. Vittoria	47	Chief Executive Officer and Director
Kevin G. Kroger	67	President, Chief Operating Officer and Director
John S. Caldwell	74	Director

Joseph V. Vittoria was appointed to the Puradyn Board of Directors as Chairman on February 8, 2000 and to the office of Chief Executive Officer on October 24, 2006. On May 18, 2018, he resigned from his position as Chief Executive Officer and has been appointed Executive Chairman of the Board of Directors. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc. from 1997 until it was sold in 2000. From 1987 to 1997, Mr. Vittoria served as Chairman and Chief Executive Officer of Avis, Inc., and was its President and Chief Operating Officer from 1982 to 1987. Mr. Vittoria also serves on the Board of Yachtico.com. He is also an Emeritus Member of the Columbia Business School’s Board of Overseers.

Mr. Vittoria’s extensive management, banking, organizational growth and experience bring oversight and guidance to the Company’s entire organization. The Board believes that Mr. Vittoria has the experience, qualifications, attributes and skills necessary to serve as Executive Chairman.

Edward S. Vittoria was appointed on May 18, 2018 as Chief Executive Officer of Puradyn Filter Technologies Incorporated and as a member of its Board of Directors. Mr. Vittoria brings 25 years of corporate marketing, business development and strategic leadership to Puradyn, beginning with over a dozen years at American Express.  In 2006, he joined Starwood Hotels & Resorts to lead their Luxury Collection brand, the third largest luxury hotel brand in the world after which he joined Steve Case’s payments start-up, Revolution Money, where he led customer acquisition and branding.  After Revolution Money was purchased by American Express, he led New Business Development for Time Inc.’s Synapse division until 2012 when he joined Simon Property Group, where he developed and launched a first of its kind loyalty program for mall shoppers.   Mr. Vittoria holds a B.A. in Economics from Yale University and is the son of Mr. Joseph Vittoria.

The Board believes that Mr. Vittoria has the experience, qualifications, attributes and skills necessary to serve as Chief Executive Officer and a Director.

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

With significant experience in the heavy-duty engine industry, Mr. Kroger provides our company with operations oversight and guidance in engineering, which facilitates our research and development area. The Board believes that Mr. Kroger has the experience, qualifications, attributes and skills necessary to serve as a Director.

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

CFO Consultant

During the year ended December 31, 2018 our outsourced financial consultant Martin Scott became our principal financial and accounting officer. Under the scope of this engagement, Mr. Scott, who is not an executive officer or employee of our company, serves as our principal financial and accounting officer.  Mr. Scott is the President of Martin Scott CFO Consulting Services Inc , which provides chief financial officer services to various companies. Mr. Scott holds a Bachelor of Science from the Florida State University, is a member of The American Institute of Certified Public Accountants and a Certified Public Accountant licensed in the State of Florida.

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the year ended December 31, 2018 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2018, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any officer, director or 10% or greater stockholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2018.

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for:

•

our principal executive officer or other individual serving in a similar capacity, and

•

two most highly compensated executive officer other than our principal executive officer was were serving as an executive officer at December 31, 2018.

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with FASB ASC 718, Compensation-Stock Compensation. During 2018 and 2017, one executive deferred 2% and 15% of base wages, respectively. The amounts included below reflect wages actually earned during the respective periods.

SUMMARY COMPENSATION TABLE –
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph V. Vittoria [1]	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—

Edward S. Vittoria[2]	2018	108,574	50,000		101,437				260,011

Kevin Kroger [3]	2018	186,000	—	—	10,854	—	—	15,460	212,314
	2017	186,000	—	—	—	—	—	14,125	200,125

———————

1.

Mr. Vittoria is our Executive Chairman. Mr. Vittoria’s compensation excludes interest paid to him under the working capital loan he provides to our Company. See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report.

2.

Mr. Edward Vittoria is our Chief Executive Officer.

3.

Mr. Kroger serves as our President and Chief Operating Officer. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Kroger during each fiscal year and disability and life insurance premiums we pay on his behalf. Annual salary deferral of $2,994 and $28,533 is included in his salary for 2018 and 2017, respectively, in the foregoing table. As there is no written agreement with Mr. Kroger which memorializes the terms of salary deferral, only an election to do so, it is possible that he could demand payment in full at any time, elect to no longer defer his salary, or reduce the amount he currently defers.

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

On November 16, 2017 we entered into an addendum with Mr. Kroger pursuant to which the amount of his life insurance policy was reduced, but all other terms and conditions of the contract remain in effect. During 2018 and 2017, Mr. Kroger’s base annual salary was $186,000 with approximately $2,994 and $28,533, or 2% and 15%, respectively, deferred annually. As there is no written agreement with Mr. Kroger which memorializes the terms of salary deferral, only an election to do so, it is possible that he could demand payment in full at any time, elect to no longer defer his salary, or reduce the amount he currently defers. In addition on April 12, 2018, the Company granted Mr. Kroger s options to purchase 600,000 shares of the Company’s common stock, at an exercise price of $0.0189. The options vest over a three-year period and expire April 12, 2028.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2018:

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Joseph V. Vittoria		—	—			—	—	—	—
Edward S. Vittoria		6,500,000		0.017	05/18/2028
Kevin Kroger		600,000		0.0189	04/12/2028
	100,000	—	—	0.21	09/08/2020	—	—	—	—
	150,000	—	—	0.28	02/04/2021	—	—	—	—
	150,000	—	—	0.14	03/30/2022	—	—	—	—
	100,000	—	—	0.16	05/26/2025	—	—	—	—

Incentive and Non-qualified Stock Option and Stock Award Plans

We currently have three stock option plans, our 2018 Option Plan, 2010 Option Plan, and our Directors' Plan.  Our earlier plans which were adopted in 1996 and 1999 have expired by their terms. Please see Note 14 to the notes to our financial statements appearing elsewhere in this report for a description of the material terms of these plans.

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

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2018. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 14 of the Notes to our Financial Statements for the year ended December 31, 2018 appearing elsewhere in this report.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation earnings ($)	All other compensation ($)	Total ($)
Joseph V. Vittoria	—	—	—	—	—	—	—
Edward S. Vittoria
John S. Caldwell (1)	—	—	1,128	—	—	—	1,128
Kevin G. Kroger	—	—	—	—	—	—	—

———————

(1)

On April 12, 2018, General Caldwell was granted options to purchase 50,000 shares of common stock at an exercise price of $0.0189 per share, with three-year vesting beginning April 12, 2019 and expiring on April 12, 2028.

On August 24, 2018, General Caldwell was granted options to purchase 5,000 shares of common stock at an exercise price of $0.045 per share, vesting on August 25, 2020 and expiring on August 25, 2023.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 25, 2019 we had 69,016,468 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2019 by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Joseph V. Vittoria	21,865,998	31.7%
Edward S. Vittoria(1)	2,705,317	3.9%
Kevin G. Kroger (2)	1,192,709	1.7%
Lieutenant General John S. Caldwell, Jr. US Army (retired)(3)	20,000	*
All officers and directors as a group (four persons) (1)(2)(3)	25,784,024	37.3%
Dominick Telesco	6,237,570	9.0%

———————

*

represents less than 1%

(1)

The number of shares beneficially owned by Mr. Edward Vittoria includes:

•

1,546,955 shares of common stock held for the benefit of minor children.

The number of shares beneficially owned by Mr. Ed Vittoria excludes:

•

options to purchase 6,500,000 shares of common stock at an exercise price of $0.017 per share through May 18, 2028.

(2)

The number of shares beneficially owned by Mr. Kroger includes:

•

options to purchase 100,000 shares of our common stock at an exercise price of $0.21 per share through September 8, 2020;

•

options to purchase 150,000 shares of our common stock at an exercise price of $0.28 per share through February 4, 2021;

•

options to purchase 150,000 shares of our common stock at an exercise price of $0.14 per share through March 30, 2022; and

•

options to purchase 100,000 shares of our common stock at an exercise price of $0.16 per share through May 26, 2025.

The number of shares beneficially owned by Mr. Kroger excludes:

•

unvested options to purchase 600,000 shares of common stock at $0.0189 per share through April 12, 2028.

(3)

The number of shares beneficially owned by General Caldwell includes:

•

options to purchase 7,500 shares of common stock at $0.27 per share through August 25, 2019;

•

options to purchase 7,500 shares of common stock at $0.13 per share through August 25, 2020; and

•

options to purchase 5,000 shares of common stock at $0.04 per share through August 25, 2021.

The number of shares beneficially owned by General Caldwell excludes:

•

unvested options to purchase 5,000 shares of common stock at $0.034 per share through August 25, 2022;

•

unvested options to purchase 5,000 shares of common stock at $0.045 per share through August 25, 2023; and

•

unvested options to purchase 50,000 shares of common stock at $0.0189 per share through April 12, 2028.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
2010 Stock Option Plan	2,180,000	0.192	1,668,336
2000 Non-Employee Directors Plan	30,000.12		370,000
Plans not approved by stockholders	9,575,000	0.0189	425,000

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

Please see Note 16 to the Company's audited financial statements appearing elsewhere in this report for a description of transactions with related parties during 2018 and 2017.

Director Independence

John S. Caldwell is considered "independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Liggett & Webb, P.A., served as our independent registered public accounting firm for 2018 and 2017. The following table shows the fees that were billed for the audit and other services provided by such firm for 2018 and 2017.

	2018	2017

Audit Fees	$39,000	$39,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$39,000	$39,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2018 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Date Filed	Exhibit Number	or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation dated July 24, 1996	10-SB	7/30/96	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated December 13, 1996	8-K	1/9/97	3.(I)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated February 3, 1998	8-K/A	2/12/98	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated March 5, 2009	8-K	3/16/09	3.4
3.5	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011	10-Q	8/15/11	3.4
3.6	Bylaws	10-SB	7/30/96	3.2
4.1	Form of common stock certificate	8-K	12/6/01	4.1
4.2	Form of Common Stock Purchase Warrant to be issued to Catalyst Global LLC	10-Q	9/30/14	4.5
4.3	Form of Common Stock Purchase Warrant to be issued to Rainerio Reyes	10-Q	5/13/16	4.6
10.1	2000 Non-Employee Directors’ Plan	10-KSB/A	12/31/00	10.21
10.2	Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991	10-SB	7/30/96	10.2
10.3	Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995	10-SB	7/30/96	10.3
10.4	Master Distributor Agreement dated February 18, 2008 by and between Puradyn Filter Technologies Incorporated and Filter Solutions Ltd.	S-1	11/05/08	10.8
10.5	Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger, as amended	S-1	11/05/08	10.9
10.6	Standby Commitment Agreement Amendment No. 16 dated March 5, 2014	10-K	12/31/13	10.10
10.7	Consulting Agreement dated October 20, 2009 between Puradyn Filter Technologies Incorporated and Boxwood Associates, Inc.	10-K	12/31/10	10.11
10.8	2010 Stock Option Plan	8-K	8/5/10	10.13
10.9	Lease between Puradyn Filter Technologies, Inc. and Duke PBC At Quantum I-9, LLC	10-Q	9/30/12	10.13
10.10	Standby Commitment Agreement Amendment No. 17 dated March 19, 2015	10-K	12/31/14	10.16
10.11	Standby Commitment Agreement Amendment No. 18 dated March 20, 2016	10-K	12/31/15	10.17
10.12	Promissory Note dated January 6, 2016 with Dominick A. Telesco	10-K	12/31/15	10.18
10.13	Advisory Agreement dated March 7, 2016 by and between Puradyn Filter Technologies Incorporated and Rainerio Reyes	10-K	12/31/15	10.19
10.14	Debt Conversion Agreement with Joe Vittoria dated November 11, 2016	10-Q	9/30/16	10.20
10.15	Promissory Note Forgiveness Agreement dated February 9, 2017	10-K	12/31/16	10.17

10.16	Amendment dated November 17, 2017 to Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger	10-Q	9/30/17	10.2
10.17	Standby Commitment Agreement Amendment No. 19 dated November 16, 2017	10-Q	9/30/17	10.1
10.18	Promissory Note Forgiveness Agreement dated December 1, 2017	10-K	12/31/17	10.18
10.19	Distributor Agreement Amendment No. 2 dated February 28, 2018 by and between Puradyn Filter Technologies Incorporated and DNOW L.P.	10-K	12/31/17	10.19
10.20	Promissory Note dated November 17, 2017 with Dominick A. Telesco	10-K	12/31/17	10.20
10.21	Puradyn Filter Technologies Incorporated 2018 Equity Compensation Plan	8-K	4/16/18	10.1
10.22	Standby Commitment Agreement Amendment No. 20 dated May 9, 2018	10-Q	5/15/18	10.2
10.23	Letter agreement dated May 18, 2018 by and between Puradyn Filter Technologies Incorporated and Edward S. Vittoria	8-K	5/21/18	10.1
10.24	Lease agreement between Puradyn and Duke Realty	10-Q	8/9/18	10.2
10.25	Promissory Noted dated November 16, 2018 with Dominick A. Telesco				Filed
10.26	Promissory Note Forgiveness Agreement dated January 9, 2019				Filed
10.27	Note Exchange Agreement dated March 25, 2019 by and between Puradyn Filter Technologies Incorporated and Joseph V. Vittoria				Filed
10.28	Senior Secured Promissory Note dated March 25, 2019 to Joseph V. Vittoria				Filed
10.29	Security Agreement dated March 25, 2019				Filed
10.30	Amendment No. 1 to the 2018 Equity Compensation Plan				Filed
14.1	Business Ethics and Conflicts of Interest Statement	10-K	12/31/03	14.1
23.1	Consent of Liggett & Webb, P.A.				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer				Filed
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer				Filed
32.2	Section 1350 certification of principal financial and accounting officer
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puradyn Filter Technologies Incorporated (Registrant)

By:	/s/ Edward S. Vittoria
Chief Executive Officer
Date: March 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

March 25, 2019

/s/ Edward S. Vittoria
Edward S. Vittoria Chief Executive Officer and Director principal executive officer

/s/ Joseph V. Vittoria
Joseph V. Vittoria Executive Chairman of the Board, principal executive officer

/s/ Martin Scott
Martin Scott, CFO Consultant, principal financial and accounting officer

/s/ Kevin G. Kroger
Kevin G. Kroger, President and Chief Operating Officer and Director

/s/ John S. Caldwell
John S. Caldwell, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Puradyn Filter Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Puradyn Filter Technologies, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018, and the related notes.  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2006

Boynton Beach, Florida

March 25, 2019

PURADYN FILTER TECHNOLOGIES INCORPORATED

BALANCE SHEETS

	December 31,
	2018	2017

ASSETS
Current assets:
Cash	$112,769	$54,438
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	293,994	270,896
Inventories, net	834,708	400,764
Prepaid expenses and other current assets	66,290	69,355
Total current assets	1,307,761	795,453

Property and equipment, net	78,642	45,327
Other noncurrent assets	483,974	532,540
Total assets	$1,870,377	$1,373,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$416,790	$186,696
Accrued liabilities	605,357	362,804
Sales incentives	—	99,128
Capital lease obligation	—	3,443
Deferred compensation	1,564,253	1,626,003
Notes Payable – stockholders	325,000	7,988,349
Total Current Liabilities	2,911,400	10,266,423

Notes Payable – stockholders	7,989,622	—
Total Liabilities	10,901,022	10,266,423

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 69,016,468 and 69,016,468, respectively	69,016	69,016
Additional paid-in capital	53,678,000	53,599,160
Accumulated deficit	(62,777,661)	(62,561,279)
Total stockholders’ deficit	(9,030,645)	(8,893,103)
Total liabilities and stockholders’ deficit	$1,870,377	$1,373,320

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
Net sales	$4,203,556	$2,250,141
Cost of products sold	2,463,208	1,758,974
Gross Profit	1,740,348	491,167

Costs and expenses:
Salaries and wages	897,507	855,131
Selling and administrative	626,106	592,614
Loss on impairment of patents	105,665	—
Total operating costs	1,629,278	1,447,745

Income / (Loss) from operations	111,070	(956,578)

Other income (expense):
Interest expense	(327,452)	(273,516)
Total other expense, net	(327,452)	(273,516)
Net loss before income tax expense	(216,382)	(1,230,094)

Provision for income taxes	—	—

Net loss	$(216,382)	$(1,230,094)

Basic and diluted loss per common share	$(0.00)	$(0.02)

Weighted average common shares outstanding basic and diluted	69,016,468	69,016,468

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Operating activities
Net loss	$(216,382)	$(1,230,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,947	34,373
Gain on sale of fixed assets	(1,244)	2,248
Provision for slow moving inventory	13,611	139,033
Compensation expense on stock-based arrangements with employees and consultants	52,590	41,752
Impairment of capitalized patent costs	105,665	—
Changes in operating assets and liabilities:
Accounts receivable	(23,098)	(10,725)
Inventories	(447,555)	142,312
Prepaid expenses and other current assets	3,065	(13,908)
Other assets	850	—
Sales incentives	(99,128)	99,128
Accounts payable	230,094	39,108
Deferred compensation	(61,750)	23,177
Accrued liabilities	208,113	30,559
Net cash used in operating activities	(187,222)	(703,037)

Investing activities
Capitalized patent costs	(81,268)	(76,731)
Proceeds from sale of equipment	5,000	3,000
Purchases of equipment	(26,009)	(27,845)
Net cash used in investing activities	(102,277)	(101,576)

Financing activities
Proceeds from issuance of notes payable to stockholders	601,273	875,000
Repayment of note payable to stockholder	(250,000)	(50,000)
Proceeds from stockholder loan	—	25,000
Payment of capital lease obligations	(3,443)	(3,755)
Net cash provided by financing activities	347,830	846,245

Net increase in cash	58,331	41,632
Cash at beginning of period	54,438	12,806
Cash at end of period	$112,769	$54,438

Supplemental cash flow information:
Cash paid for interest	$109,167	$238,595
Cash paid for taxes	$—	$—
Noncash investing and financing activities:
Forgiveness of stockholder loan and accrued interest	$26,250	$56,644
Addition to leasehold improvement as lease incentive	$35,690	$—

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2016	—	$—	69,016,468	$69,016	$53,504,744	$(61,331,185)	$(7,757,425)

Net loss	—	—	—	—	—	(1,230,094)	(1,230,094)
Forgiveness of note payable and accrued interest – related party	—	—	—	—	52,664	—	52,664
Compensation expense associated with unvested option awards	—	—	—	—	41,752	—	41,752
Balance at December 31, 2017	—	—	69,016,468	69,016	53,599,160	(62,561,279)	(8,893,103)

Net loss	—	—	—	—	—	(216,382)	(216,382)
Forgiveness of note payable and accrued interest – related party	—	—	—	—	26,250	—	26,250
Compensation expense associated with unvested option awards	—	—	—	—	52,590	—	52,590
Balance at December 31, 2018	—	$—	69,016,468	$69,016	$53,678,000	$(62,777,661)	$(9,030,645)

See accompanying notes to financial statements.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company's statements of operations during the year ended December 31, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2018 and December 31, 2017, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2018 and December 31, 2017, respectively, because of their short-term natures.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2018 AND 2017

Inventories

Inventories are stated at the lower of cost or net realizable value using the first in, first out (FIFO) method. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2018 AND 2017

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2018 and December 31, 2017, respectively:

	2018	2017
Balance as of beginning of year	$20,000	$20,000
Less: Payments made	—	—
Add: Provision for current years warranty	—	—

Balance as of end of year	$20,000	$20,000

Advertising Costs

Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2018 and 2017, advertising costs incurred by the Company totaled approximately $28,613 and $1,251, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2018 and 2017, engineering and development costs incurred by the Company totaled $5,866 and $6,981, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2018 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements.

In 2018 and 2017, respectively, 10,980,000 and 5,000 options were granted at fair market value on the date of grant pursuant to the Stock Option Plan.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2018 AND 2017

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2018 and December 31, 2017, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 18 for further details.

Basic and Diluted Loss Per Share

FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 12,518,336 in 2018, and 4,170,162 in 2017.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU and finalizing the impact on our results of operations, cash flows or financial condition.

The adoption of ASU 2016-02 will have a significant impact on our balance sheet as we will record material assets and obligations primarily related to our corporate office and equipment leases. We expect to record operating lease liabilities of approximately $960,000 based on the present value of the remaining minimum rental payments using discount rates as of the effective date. We expect to record corresponding right-of-use assets of approximately $890,000, based upon the operating lease liabilities adjusted for prepaid and deferred rent, unamortized initial direct costs, liabilities associated with lease termination costs and impairment of right-of-use assets recognized in retained earnings as of January 1, 2019. We do not expect a material impact on our statement of income or our statement of cash flows.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2. Going Concern

The Company’s financial statements have been prepared on the basis that it will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses each year since inception, negative cash flows, and has relied on loans from its principal stockholder to fund its operations. The principal stockholder has recently advised the Company that he does not expect to continue to provide working capital advances to the Company at historic levels. If the Company does not raise funds as needed, or if the principal stockholder should discontinue his practice of advancing funds, the Company’s existing business and operations will be in jeopardy.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2018 AND 2017

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from a current stockholder have led the Company’s management to conclude there is substantial doubt about the Company’s ability to continue as a going concern.

3. Inventories

At December 31, 2018 and December 31, 2017 inventories consisted of the following:

	2018	2017

Raw materials	$1,053,147	$901,600
Finished goods	257,623	125,932
Work in process	—	16,848
Valuation allowance	(476,062)	(643,616)
Total inventory, net	$834,708	$400,764

4. Prepaid Expenses and Other Current Assets

At December 31, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	2018	2017

Prepaid expenses	$27,854	$26,648
Deposits	38,436	42,707
	$66,290	$69,355

5. Property and Equipment

At December 31, 2018 and December 31, 2017, property and equipment consisted of the following:

	2018	2017

Machinery and equipment	$1,030,196	$1,045,217
Furniture and fixtures	56,558	56,558
Leasehold improvements	188,012	152,322
Software and website development	88,842	88,842
Computer hardware and software	179,258	153,249
	1,542,866	1,496,188
Less accumulated depreciation and amortization	(1,464,224)	(1,450,861)
	$78,642	$45,327

Depreciation and amortization expense of property and equipment for the years ended December 31, 2018 and 2017 is $24,628 and $19,775, respectively, of which $5,841 and $4,529 is included in cost of products sold, $18,787 and $15,246 is included in selling and administrative costs, respectively, in the accompanying statements of operations. During the years ended December 31, 2018 and 2017 the Company recognized a loss / (gain) of ($1,244) and $2,248 on the disposal of fixed assets, respectively.

6. Patents

Included in other noncurrent assets at December 31, 2018 and 2017 are capitalized patent costs as follows:

	2018	2017

Patent costs	$533,496	$558,873
Less accumulated amortization	(84,429)	(62,153)
	$449,067	$496,720

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2018 AND 2017

Amortization expense for the year ended December 31, 2018 and 2017 amounted to $23,319 and $14,598, respectively. During the year ended December 31, 2018 and 2017, the Company recorded an expense of $105,665 and $0 for the impairment of patents it determined had no future economic value.

7. Leases

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of December 31, 2018, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the term of the current lease amount to $180,826.

On June 29, 2018, the Company entered into a non-cancellable five-year lease for the same facilities commencing August 1, 2019 and expiring July 31, 2024. The lease will require an initial rent of $14,899 per month, beginning August 1, 2019 for the first year, increasing by 3% per year to $16,769 per month in the fifth year. In addition, the Company is responsible for all operating expenses and utilities. As part of the lease the landlord agreed to reimburse the Company $58,000 towards the replacement of air conditioning units, upon written request. As of December 31, 2018, the Company had received all of the reimbursement.

Rent expense under all operating leases for the years ended December 31, 2018 and 2017 totaled $278,578 and $278,880, respectively, of which $221,113 and $212,454 is included in cost of products sold and $57,465 and $66,346 is included in selling and administrative costs, respectively, in the accompanying statements of operations.

In January 2015 the Company entered into a capital lease for office equipment in the amount of $15,020, which expired in December 2018. As of December 31, 2018 and December 31, 2017, the balance under capital lease obligations was $0 and $3,443, respectively.

In September 2018, the Company entered into a new capital lease for office equipment in the amount of $599, which commenced in December 2018 for a term of 48 months.

Future minimum lease commitments due for facilities and equipment leases under non-cancellable operating leases at December 31, 2018 are as follows:

Operating Leases
2019	$179,255
2020	188,196
2021	193,627
2022	197,427
2023	197,807
2024	117,383
Total minimum lease payments	$1,073,695

8. Accrued Liabilities

At December 31, 2018 and December 31, 2017, accrued liabilities consisted of the following:

	2017	2017
Accrued wages and benefits	$52,753	$69,025
Accrued expenses relating to vendors and others	128,114	136,681
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	329,801	115,039
Deferred rent	74,689	22,059
	$605,357	$362,804

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2018 AND 2017

9. Deferred Compensation

Deferred compensation represents amounts owed to two current employees and two former employees for salary. As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. As of December 31, 2018 and 2017 the Company recorded deferred compensation of $1,564,253 and $1,626,003, respectively.

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

11. Notes Payable to Stockholders and Capital Leases

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the former Chief Executive Officer, now Executive Chairman of the Board, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.88% and 3.62% per annum at December 31, 2018 and 2017 respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018 he extended the maturity rate to December 31, 2019. In March 2019, the Company entered into a note exchange agreement with him whereby he agreed to extend the due date of these obligations to December 31, 2021 and granted him a first position security interest in our assets (Refer to Note 18).

During the year ended December 31, 2018 we borrowed an additional $26,273 from our Executive Chairman, together with $325,000 under a demand note not covered by this line of credit. This demand note bears interest at 4% per annum. As of December 31, 2018 and December 31, 2017 we owed him an aggregate of $8,314,622 and $7,988,349, respectively, which represented approximately 76% and 78% of our total liabilities, respectively. While he has continued to fund our working capital needs at reduced levels and extend the due date of the obligation for an additional year, he is under no contractual obligation to do so. During 2017 he advised us he does not expect to continue to provide working capital advances to us at historic amounts. If we are unable to meet our obligation to our Executive Chairman prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

From April 1, 2018 through May 15, 2018, the Company received additional loans in the amount of $250,000 from a related party to both the Company’s Executive Chairman and its Chief Executive Officer, as advances for working capital needs. The amounts are non-interest bearing and are payable upon demand. On July 15, 2018, $250,000 was repaid.

In November 2017, the Company received an additional loan in the amount of $25,000 from a stockholder and former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due December 31, 2018. Refer to Note 16. During the year ended December 31, 2018, the Company recorded interest expense of $1,092. On November 16, 2018, the former member of the Board of Directors forgave the loan and the accrued interest amounting to $26,250 and recorded the amount as a capital contribution.

During the years ended December 31, 2018 and 2017, the Company incurred interest expense of $324,087 and $271,311, respectively, on its loans from the executive chairman, which is included in interest expense in the accompanying statements of operations. Also included in interest expense at December 31, 2018 and 2017 were $3,365 and $2,205 of interest related to capital lease obligations, financing, late fees and loans from a stockholder.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2018 AND 2017

Notes payable and capital leases consisted of the following at December 31, 2018 and December 31, 2017:

	2018	2017
Notes payable to stockholders	$8,314,622	$7,988,349
Capital lease obligation	—	3,443
	8,314,622	7,991,792
Less: current maturities	(325,000)	(7,991,792)
Long-term maturities	$7,989,622	$—

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and operating leases obligations at December 31, 2018 were:

	Operating	Notes
	Leases	Payable	Total
2019	$179,255	$325,000	$504,255
2020	188,196	—	188,196
2021	193,627	7,989,622	8,183,249
2022	197,427	—	197,427
2023	197,807	—	197,807
2024	117,383	—	117,383
Total	$1,073,695	$8,314,622	$9,388,317

12. Income Taxes

2017 U.S. Tax Reform

The Jobs act significantly revised the U.S. Corporate income tax by lowering the corporate federal income tax rate from 35% to 21% effective January 1, 2018.

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$12,291,278	$12,207,686
Accrued expenses and reserves	129,745	172,212
Compensatory stock options and warrants	179,275	165,946
Other	1,252	1,252
Total deferred tax assets	12,601,550	12,547,096
Valuation allowance	(12,601,550)	(12,547,096)
Net deferred tax assets	$—	$—

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $12,601,550 and $12,547,096 against its net deferred taxes is necessary as of December 31, 2018 and December 31, 2017, respectively. The change in valuation allowance for the years ended December 31, 2018 and 2017 is $54,454 and $4,322,819, respectively.

At December 31, 2018 and December 31, 2017, respectively, the Company had $48,495,866 and $48,166,052, respectively, of U.S. net operating loss carryforwards remaining.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2018 AND 2017

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2018	2017

Federal statutory taxes	(21.00)%	(34.00)%
State income taxes, net of federal tax benefit	(4.35)%	(3.63)
Nondeductible items	0.00	0.00
Change in tax rate estimates	—	389.49
Change in valuation allowance	25.35%	(351.86)
	—%	—%

13. Commitments and Contingencies

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

The Company entered into an exclusive distribution agreement for the worldwide rights to sell its product in the oil and gas industry effective September 7, 2017. The agreement included an incentive program that rewarded credits toward future product redeemable only if targeted quarterly goals are achieved. The incentive-earning period ended on June 30, 2018, and no incentives were earned. The exclusivity agreement continued at a minimum through the end of 2018. Refer to Note 10.

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

On June 29, 2018, the Company entered into a non-cancellable five-year lease for the same facilities commencing August 1, 2019 and expiring July 31, 2024. The lease will require an initial rent of $14,899 per month, beginning August 1, 2019 for the first year, increasing by 3% per year to $16,769 per month in the fifth year. In addition, the Company is responsible for all operating expenses and utilities. As part of the lease the landlord agreed to reimburse the Company $58,000 towards the replacement of air conditioning units, upon written request. As of December 31, 2018 the Company had received all of the reimbursement

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2018 AND 2017

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco, a former member of our board of directors and a significant stockholder, is President of Boxwood Associates, Inc. Refer to Note 16.

14. Stock Options

The Company has four stock option plans, one adopted in September 1999 and amended in June 2000 (the “1999 Option Plan”, which expired in 2009), one adopted on November 8, 2000 (the “Directors’ Plan”), one adopted in July 2010 (the “2010 Option Plan”), and one adopted in April 2018. The 1999 Option Plan provided for the granting of up to 3,000,000 options; the Directors’ Plan provides for the granting of up to 400,000 options; the 2010 Option Plan provides for the granting of 4,000,000 options, and the 2018 Option Plan provides for the granting of 10,000,000 options.

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

On April 12, 2018, the Company granted employees and directors options to purchase 4,475,000 shares of the Company’s common stock, at exercise prices ranging from $0.0189 to $0.208 per share. The options vest over a three-year period and expire April 12, 2028. The fair value of the options totaled $69,989 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.64%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 217%. On April 30, 2018 our Executive Chairman and former CEO voluntarily cancelled the grant on April 12, 2018 of options awarded him to purchase an aggregate of 1,400,000 shares of the common stock.

On May 18, 2018, the Company, upon recommendation and approval by the compensation committee of the Board of Directors, granted its new Chief Executive Officer, options to purchase 6,500,000 shares of the Company’s common stock, at an exercise price of $0.017 per share. The options vest over a three-year period and expire May 18, 2028. The fair value of the options totaled $101,437 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.64%; ii) expected life of 5 years; iii) dividend yield of 0%; iv) expected volatility of 217%.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2018 AND 2017

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

At December 31, 2018 there was $128,059 of unrecognized compensation cost related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of 4 years. At December 31, 2017 there was $10,450 of unrecognized compensation cost related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of 4 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the closing price. As of December 31, 2018 and 2017, the Company had options outstanding to purchase an aggregate of 11,785,000 and 3,180,000 shares respectively, with an exercise price above the quoted price of the Company’s stock, resulting in an  intrinsic value $285 and $0, respectively.

Additional information concerning the activity in the four option plans is as follows:

	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,180,000	$0.20.	3,365,500	$0.20
Granted	10,980,000	0.02	5,000	0.03
Exercised	—	—	—	—
Forfeited	(1,408,334)	(0.02)	(36,667)	(0.14)
Expired	(966,666)	(0.10)	(153,833)	(0.22)
Outstanding, end of year	11,785,000	0.05	3,180,000	$0.20
Exercisable, end of year	2,190,000	0.19	2,909,160	$0.20
Options available for future grant, end of year	2,463,336		1,245,500

Additional information concerning the unvested options is as follows:

	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Non-Vested options at beginning of year	270,840	$0.15	560,840	$0.17
Granted	10,980,000	0.02	5,000	0.03
Vested	(247,506)	(0.16)	(258,333)	(0.16)
Forfeited	(1,408,334)	(0.10)	(36,667)	(0.14)
Cancelled	—	—	—	—
Non-Vested options end of year	9,595,000	$0.02	270,840	$0.15

Summarized information with respect to options outstanding under the four option plans at December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.017 -$.0280	11,785,000	8.30	$0.050	2,190,000	$0.192

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2018 AND 2017

The estimated fair value of each stock option grant on the date of grant was computed using the following weighted-average assumptions:

	December 31,
	2018	2017
Risk-free interest rate	2.64% - 2.70%	1.54%
Expected term (life) of options (in years)	5	5
Expected dividends	—	—
Expected volatility	188% - 217%	210%

15. Warrants

At December 31, 2018 and 2017, 773,336 and 990,162 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and began expiring on March 24, 2013 with the remaining warrants expiring at various dates through October 1, 2019. Information concerning the Company’s warrant activity is as follows:

	2018		2017
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, at the beginning of year	990,162	$0.20	1,315,340	$0.24
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(216,826)	(0.35)	(325,178)	(0.35)
Outstanding, at the end of year	773,336	$0.16	990,162	$0.20

	Warrants Outstanding – December 31, 2018
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.05 - $0.25	773,336	1.4	$0.16
Totals	773,336	1.4	$0.16

16. Related Party Transactions

Beginning on March 28, 2002, the Company executed a binding agreement with one of its principal stockholders, who is also the former Chief Executive Officer, now Executive Chairman of the Board, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.88% and 3.62% per annum at December 31, 2018 and 2017, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018, our Executive Chairman extended the due date of the funding commitment to December 31, 2019 (Refer to Note 11). In March 2019, the Company entered into a note exchange agreement with him whereby he agreed to extend the due date of these obligations to December 31, 2021 and granted him a first position security interest in our assets. (Refer to Note 18.)

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2018 AND 2017

During the year ended December 31, 2018, we borrowed an additional $26,273 from our Executive Chairman, together with $325,000 under a demand note not covered by this line of credit. This demand note bears interest at 4% per annum. As of December 31, 2018 and December 31, 2017 we owed him an aggregate of $8,314,622 and $7,988,349, respectively, which represented approximately 76% and 78% of our total liabilities, respectively. While he has continued to fund our working capital needs at reduced levels and extend the due date of the obligation for an additional year, he is under no contractual obligation to do so. During 2017 he advised us he does not expect to continue to provide working capital advances to us at historic amounts. If we are unable to meet our obligation to our Executive Chairman prior to maturity, he has advised us that he may forgive all, or substantially all, of this obligation.

From April 1, 2018 through May 15, 2018, the Company received additional loans in the amount of $250,000 from a related party to both the Company’s Executive Chairman and its Chief Executive Officer, as advances for working capital needs. The amounts are non-interest bearing and are payable upon demand. On July 15, 2018, $250,000 was repaid.

In November 2017, the Company received an additional loan in the amount of $25,000 from a stockholder and former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due December 31, 2018. During the year ended December 31, 2018 the Company recorded interest expense of $1,092. On November 16, 2018 the former member of the Board of Directors forgave the loan and the accrued interest amounting to $26,250 and recorded the amount as a capital contribution.

On April 12, 2018, the Company granted Officers and Directors options to purchase 2,050,000 shares of the Company’s common stock, at exercise prices ranging from $0.0189 to $0.208 per share. The options vest over a three-year period and expire April 12, 2028. The fair value of the options totaled $36,806 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.64%; ii) expected life of 5 years; iii) dividend yield of 0%; iv) expected volatility of 217%. On April 30, 2018 our Executive Chairman and former CEO voluntarily cancelled the grant on April 12, 2018 of options awarded him to purchase an aggregate of 1,400,000 shares of the common stock.

On May 18, 2018, Mr. Edward S. Vittoria was appointed Chief Executive Officer of Puradyn Filter Technologies Incorporated and as a member of its Board of Directors. Immediately prior to such appointment, Mr. Joseph V. Vittoria resigned from his position as Chief Executive Officer and has been appointed Executive Chairman of the Board of Directors. Prior to his appointments, Mr. Edward Vittoria had been providing advisory services to us beginning in December 2017.

On May 18, 2018, the Company, upon recommendation and approval by the compensation committee of the Board of Directors, granted its new Chief Executive Officer options to purchase 6,500,000 shares of the Company’s common stock, at an exercise price of $0.017 per share. The options vest over a three-year period and expire May 18, 2028.

On August 24, 2018, the Company granted one director options to purchase 5,000 shares of the Company’s common stock, at an exercise price of $0.045 per share. The options vest over a two year period and expire August 25, 2023. The quoted market price of the common stock at the time of issuance of the options was $0.045 per share.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of 2018 and 2017 we paid Boxwood Associates, Inc. $24,000 under this agreement. A former member of our board of directors is President of Boxwood Associates, Inc.

17. Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by one customer at December 31, 2018 whose balances each represented approximately 95%,of total accounts receivables. During the year ended December 31, 2018, sales from four customers represented 41%, 21%, 11% and 10% for a total of 83% of sales. During the year ended December 31, 2017, sales from three customers represented 36%, 16% and 12% for a total of 64% of sales. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2018 AND 2017

18. Subsequent Events

From January 1, 2019 through March 25, 2019, the Company received additional loans in the amount of $275,000 from the Company’s Executive Chairman, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

In January 7, 2019, the Company received an additional loan in the amount of $25,000 from a stockholder and former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due January 7, 2020.

On January 15, 2019 the Company entered into a $140,000 working capital line of credit which allowance for the Company to repay it at up to 90 days at an interest rate varying from 2.25% - 3.0%. As of March 25, 2019, the Company has drawn down a total of $137,356.

On March 25, 2019 we entered into a note exchange agreement with our Executive Chairman pursuant to which he exchanged $7,989,622 of principal and $395,510 of accrued interest which was due on December 31, 2019 under an unsecured loan for a secured promissory note in the principal amount of $8,385,132. The note, which matures on December 31, 2021, bears interest at 4% per annum, payable monthly, and is secured by a first position security interest in our assets.