Form 10-Q
period 2019-03-31
PURADYN FILTER TECHNOLOGIES INC
filed 2019-05-15
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, PAR VALUE $.001 PER SHARE	PFTI	NONE

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  69,016,468 shares of common stock are issued and outstanding as of May 14, 2019.

OTHER PERTINENT INFORMATION

Our web site is www.puradyn.com.  The information which appears on our web site is not part of this report.

When used in this report, the terms "Puradyn," the "Company," "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation.  In addition, when used in this report, “first quarter of 2019” refers to the three months ended March 31, 2019, "first quarter of 2018" refers to the three months ended March 31, 2018, “2019” or “fiscal 2019” refers to the year ending December 31, 2019 and “2018” or “fiscal 2018” refers to the year ending December 31, 2018.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding secured debt of approximately $8.3 million at May 13, 2019 due our Executive Chairman which matures on December 31, 2021, together with an additional $800,000 of unsecured advances which are payable upon demand;

•

the significant amount of deferred compensation owed to two of our executive officers and two former employees and our ability to pay these amounts,

•

our ability to protect our intellectual property, and the potential impact of expiring patents on our business in future periods,

•

anti-takeover provisions of Delaware law and our Board's ability to issue preferred stock without stockholder consent,

•

potential dilution to our stockholders from the exercise of outstanding options and warrants,

•

the lack of sufficient liquidity in the market for our common stock, and

•

the application of penny stock rules to the trading in our common stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review our Annual Report on Form 10-K for the year ended December 31, 2018, including the risks described in Part I. Item 1A. Risk Factors and our subsequent filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$175,303	$112,769
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	115,108	293,994
Inventories, net	1,074,978	834,708
Prepaid expenses and other current assets	53,985	66,290
Total current assets	1,419,374	1,307,761

Property and equipment, net	71,201	78,642
Operating Right of use asset	846,744	—
Other noncurrent assets	475,283	483,974
Total assets	$2,812,602	$1,870,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$540,374	$416,790
Accrued liabilities	225,042	605,357
Operating lease liabilities	174,435	—
Deferred compensation	1,502,823	1,564,253
Notes Payable - stockholders	625,000	325,000
Total Current Liabilities	3,067,674	2,911,400

Long-term operating lease liabilities	743,651	—
Notes Payable - stockholders	8,385,132	7,989,622
Total Liabilities	12,196,457	10,901,022

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 69,016,468 and 69,016,468, respectively	69,016	69,016
Additional paid-in capital	53,691,930	53,678,000
Accumulated deficit	(63,144,801)	(62,777,661)
Total stockholders’ deficit	(9,383,855)	(9,030,645)
Total liabilities and stockholders’ deficit	$2,812,602	$1,870,377

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Net sales	$482,993	$885,740
Cost of products sold	330,501	504,442
Gross Profit	152,492	381,298

Costs and expenses:
Salaries and wages	228,578	193,268
Selling and administrative	190,639	150,070
Loss on impairment of patents	11,417	—
Total operating costs	430,634	343,338

Income / (Loss) from operations	(278,142)	37,960

Other income (expense):
Interest expense	(88,998)	(74,703)
Total other expense, net	(88,998)	(74,703)
Net loss before income tax expense	(367,140)	(36,743)

Provision for income taxes	—	—

Net loss	$(367,140)	$(36,743)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding basic and diluted	69,016,468	69,016,468

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(367,140)	$(36,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,850	8,762
Provision for slow moving inventory	(40,537)
Compensation expense on stock-based arrangements with employees and consultants	13,930	10,341
Impairment of capitalized patent costs	11,417	—
Amortization of Operating right of use asset	40,265	—
Changes in operating assets and liabilities:
Accounts receivable	178,886	(150,082)
Inventories	(199,732)	(53,342)
Prepaid expenses and other current assets	12,305	6,874
Other assets	—	850
Sales incentives	—	(99,128)
Accounts payable	123,583	87,663
Accrued liabilities	89,881	4,099
Deferred compensation	(61,430)	(51,051)
Operating lease liabilities	(43,609)	—
Net cash used in operating activities	(229,331)	(271,757)

Investing activities
Capitalized patent costs	(8,135)	(20,192)
Net cash used in investing activities	(8,135)	(20,192)

Financing activities
Cash overdraft	—	38,449
Proceeds from issuance of notes payable to stockholders	300,000	200,000
Payment of capital lease obligations	—	(938)
Net cash provided by financing activities	300,000	237,511

Net increase / (decrease) in cash	62,534	(54,438)
Cash at beginning of period	112,769	54,438
Cash at end of period	$175,303	$—

Supplemental cash flow information:
Cash paid for interest	$—	$61,164
Cash paid for taxes	$—	$—
Noncash investing and financing activities:
Conversion of accrued interest into note payable	$395,510	$—
Operating right of use assets obtained in exchange for operating lease liabilities	$890,009	$—

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2019

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	—	$—	69,016,468	$69,016	$53,599,160	$(62,561,279)	$(8,893,103)
Net loss	—	—	—	—	—	(36,743)	(36,743)
Compensation expense associated with unvested option awards	—	—	—	—	10,341	—	10,341
Balance at March 31, 2018	—	$—	69,016,468	$69,016	$53,609,501	$(62,598,022)	$(8,919,505)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	—	$—	69,016,468	$69,016	$53,678,000	$(62,777,661)	$(9,030,645)
Net loss	—	—	—	—	—	(367,140)	(367,140)
Compensation expense associated with unvested option awards	—	—	—	—	13,930	—	13,930
Balance at March 31, 2019	—	$—	69,016,468	$69,016	$53,691,930	$(63,144,801)	$(9,383,855)

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2019 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2019.

For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance, and when collectability is reasonably assured. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying unaudited condensed financial statements.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company's condensed statements of operations during the three months ended March 31, 2018.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2019 and December 31, 2018, the Company did not have any cash equivalents.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of March 31, 2019 and December 31, 2018, respectively, because of their short-term natures.

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience.  The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the three months ended March 2019, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the three months ended March 31, 2019:

Balance as of December 31, 2018	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of March 31, 2019 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2019 and 2018, advertising costs incurred by the Company totaled approximately $4,670 and 0, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the three months ended March 31, 2019 and 2018, engineering and development costs incurred by the Company totaled $2,365 and $1,429, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements for the three months ended March 31, 2019.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with, and FASB ASC 718, Compensation-Stock Compensation, including related amendments and interpretations. The related expense is recognized over the period the services are provided.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At March 31, 2019 and December 31, 2018, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations. Please refer to Note 15 for further details.

Basic and Diluted Loss Per Share

The Company uses ASC 260-10, Earnings Per Share for calculating the basic and diluted income (loss) per share. The Company computes basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. As of March 31, 2019 and 2018, there were 12,558,336 and 3,956,412 shares, respectively, issuable upon the exercise of options and warrants, respectively.

Common stock equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company had net income for the three month period ended March 31, 2019. A separate computation of diluted earnings per share is presented using the treasury stock method and the common stock equivalents did not have any effect on net income per share.

Leases

In connection with our lease agreement for our Office in Boynton Beach, Florida, the Company adopted the provisions of ASU 2016-02, Leases. As such, the Company recorded an operating right of use asset and an operating lease liability as of March 31, 2019.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.

Going Concern

The Company's unaudited condensed financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained losses since inception Company does not have sufficient revenues and income to fully fund the operations. During the three months ended March 31, 2019 and 2018 the Company used net cash in operations of $229,331 and $271,757, respectively. As a result, the Company has had to rely on stockholder loans and related parties to fund its activities to date.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from two stockholders led the Company’s independent registered public accounting firm, Liggett & Webb, P.A., to include a statement in its audit report relating to the Company’s audited financial statements for the year ended December 31, 2018 expressing substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3.

Inventories

Inventories consisted of the following at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
	(Unaudited)
Raw materials	$1,082,954	$1,053,147
Finished goods	427,550	257,623
Valuation allowance	(435,526)	(476,062)
Total inventory, net	$1,074,978	$834,708

4.

Prepaid Expenses and Other Current Assets

At March 31, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Prepaid expenses	$25,985	$27,854
Deposits	28,000	38,436
	$53,985	$66,290

5.

Property and Equipment

At March 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Machinery and equipment	$1,030,196	$1,030,196
Furniture and fixtures	56,558	56,558
Leasehold improvements	188,012	188,012
Software and website development	88,842	88,842
Computer hardware and software	179,258	179,258
	1,542,866	1,542,866
Less accumulated depreciation and amortization	(1,471,665)	(1,464,224)
	$71,201	$78,642

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2019 and 2018 are $7,441 and $5,027, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6.

Patents

Included in other noncurrent assets at March 31, 2019 and December 31, 2018 are capitalized patent costs as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)
Patent costs	$530,214	$533,496
Less accumulated amortization	(89,902)	(84,429)
	$440,312	$449,067

Amortization expense for the three months ended March 31, 2019 and 2018 are $5,409 and $3,735, respectively. During the three months ended March 31, 2019 the Company impaired $11,417 of patent costs as it was determined that it had no future economic value.

7.

Leases

Operating right of use assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use  assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. As we have outstanding secured debt, we used the rate based on loan of 4%.

Our office lease contains rent escalations over the lease term. We recognize expense for this office lease on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of March 31, 2019, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the remaining term of the current lease amount to $180,826.

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

In September 2018, the Company entered into a new capital lease for office equipment in the amount of $559, which commenced in December 2018 for a term of 48 months.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

		March 31,
Operating Leases	Classification	2019
Right-of-use assets	Operating right of use assets	$846,744

Current lease liabilities	Current operating lease liabilities	174,435
Non-current lease liabilities	Long-term operating lease liabilities	743,651
Total lease liabilities		$918,086

Lease term and discount rate were as follows:

March 31,
2019
Weighted average remaining lease term (years)	5.29
Weighted average discount rate	4%

The component of lease costs were as follows:

Three months ended March 31,
2019
Operating lease cost	$46,669
Variable lease cost (1)	26,915
Total lease costs	$73,584

(1) Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Supplemental disclosures of cash flow information related to leases were as follows:

March 31,
2019
Cash paid for operating lease liabilities	$43,616
Operating right of use assets obtained in exchange for operating lease liabilities	$890,009

Maturities of lease liabilities were as follows as of March 31, 2019:

Operating
Leases

Remainder of 2019	$135,639
2020	188,196
2021	193,627
2022	197,427
2023	197,807
2024	117,383
Total	1,030,079
Less: Imputed interest	(111,993)
Present value of lease liabilities	$918,086

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

8.

Accrued Liabilities

At March 31, 2019 and December 31, 2018, accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Accrued wages and benefits	$41,361	$52,753
Accrued expenses relating to vendors and others	144,451	128,114
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	19,230	329,801
Deferred rent	—	74,689
	$225,042	$605,357

9.

Deferred Compensation

Deferred compensation represents amounts owed to two current employees and two former employees for salary. As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. As of March 31, 2019 and December 31, 2018, the Company recorded deferred compensation of $1,502,823 and $1,564,253, respectively.

10.

Notes Payable to Stockholders – Related Party

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Executive Chairman of the Board, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (4.01% and 3.678% per annum at March 31, 2019 and 2018, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018 he extended the maturity rate to December 31, 2019.

On March 25, 2019 we entered into a note exchange agreement with our Executive Chairman pursuant to which he exchanged $7,989,622 of principal and $395,510 of accrued interest which would have been due on December 31, 2019 under an unsecured loan for a secured promissory note in the principal amount of $8,385,132. The secured note which matures on December 31, 2021, and bears interest at 4% per annum, payable monthly, is secured by a first position security interest in our assets.

From January 1, 2019 through March 31, 2019, the Company received additional loans in the amount of $275,000 from the Company’s Executive Chairman, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points. As of March 31, 2019 the total balance due was $600,000.

In January 7, 2019, the Company received an additional loan in the amount of $25,000 from a stockholder and former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due January 7, 2020.

During the three months ended March 31, 2019 and 2018, the Company incurred interest expense of $84,939 and $74,673, respectively, on its loan from the Executive Chairman of the Board, which is included in interest expense in the accompanying condensed statements of operations, as well as interest expense of $288 and $308 for the three months ended March 31, 2019 and 2018, respectively, related to the loan from a former Board member. These amounts, in addition to interest expense of $4,059 and $30 for the three months ended March 31, 2019 and 2018, respectively, are related to financing and late fees.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Notes payable and operating lease liabilities consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Notes payable to stockholders	$9,010,132	$8,314,622
Operating lease liabilities	918,086	—
	9,928,218	8,314,622
Less: current maturities	(799,435)	(325,000)
Long-term maturities	$9,128,783	$7,989,622

11.

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

12.

Stock Options and Warrants

For the three months ended March 31, 2019 and 2018, respectively, the Company recorded non-cash stock-based compensation expense of $13,930 and $10,341, relating to employee stock options and warrants issued for consulting services.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at March 31, 2019 and 2018 for the options is $110,662 and $4,027, respectively, and will be recognized through June 30, 2021.

On April 12, 2018 the Board of Directors approved the adoption of a 2018 Equity Compensation Plan.  The Company has reserved 20,000,000 shares of our common stock for grants under this plan.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On March 28, 2019, the Company filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission to notify our common shareholders that effective March 27, 2019, the holders of 35,713,727 shares of our common stock, representing 51.7% of the outstanding shares of our common stock, executed a written consent in lieu of a special meeting of shareholders ratifying the adoption of our 2018 Equity Compensation Plan, as amended.

A summary of the Company’s stock option plans as of March 31, 2019, and changes during the three-month period then ended is presented below:

	Three Months Ended March 31, 2019
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2018	11,785,000	$0.05
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Options at end of period	11,785,000	$0.05
Options exercisable at March 31, 2019	2,190,000	$0.19

Changes in the Company’s non-vested options for the three months ended March 31, 2019 are summarized as follows:

	Three Months Ended March 31, 2019
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2018	9,595,000	$0.02
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested options at March 31, 2019	9,595,000	$0.02

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.017- $0.30	11,785,000	8,06	$0.05	2,190,000	$0.19
Totals	11,785,000	8.06	$0.05	2,190,000	$0.19

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s warrant activity as of March 31, 2019 and changes during the three-month period then ended is presented below:

	Three months ended March 31, 2019
	Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2018	773,336	$0.16
Granted	—	—
Expired	—	—
Warrants outstanding and exercisable at March 31, 2019	773,336	$0.16

	Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.05 - $0.25	773,336	1.15	$0.16
Totals	773,336	1.15	$0.16

13.

Related Party Transactions

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Executive Chairman of the Board, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (4.01% and 3.678% per annum at March 31, 2019 and 2018, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018 he extended the maturity rate to December 31, 2019.

On March 25, 2019 we entered into a note exchange agreement with our Executive Chairman pursuant to which he exchanged $7,989,622 of principal and $395,510 of accrued interest which would have been due on December 31, 2019 under an unsecured loan for a secured promissory note in the principal amount of $8,385,132. The secured note, which matures on December 31, 2021, and bears interest at 4% per annum, payable monthly, is secured by a first position security interest in our assets. (Refer to Note 10).

From January 1, 2019 through March 31, 2019, the Company received additional loans in the amount of $275,000 from the Company’s Executive Chairman, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points. As of March 31, 2019, the total balance due was $600,000.

In January 7, 2019, the Company received an additional loan in the amount of $25,000 from a stockholder and former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due January 7, 2020.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During the three month periods ended March 31, 2019 and 2018, we paid Boxwood Associates, Inc. $6,000 and $6,000, respectively, under this agreement. A former member of our Board of Directors is President of Boxwood Associates, Inc.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

14.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at March 31, 2019 whose balances each represented approximately 69% and 15%, for a total of 84% of total accounts receivables. Comparatively, there are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2018 whose balances each represented approximately 53%, and 30%, for a total of 83% of total accounts receivables. Sales to two customers for the three months ended March 31, 2019 were 56% and 25% for total of 81% of sales. During the three months ended March 31, 2018 sales from three customers represented 46%, 16%, and 10% for a total of 72% of sales. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

15.

Subsequent Events

Subsequent to March 31, 2019, the Company received additional loans in the amount of $200,000 from the Company’s Executive Chairman, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed financial condition and results of operations for the three months ended March 31, 2019 and 2018 should be read in conjunction with the unaudited condensed financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 10, 2018 (the “2018 10-K”), and our subsequent filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.  All information in this section for the three months ended March 31, 2019 and 2018 is unaudited and derived from the unaudited condensed financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2018 is derived from our audited financial statements appearing in the 2018 10-K.

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

First quarter of 2019 business highlights

•

Revenues in the quarter were negatively impacted by decisions from a few customers to delay orders of new systems beginning in early November 2018 and continuing through the first quarter, due to the market uncertainty driven by a precipitous drop and slow rebound in oil prices and equity shares overall during that period,

•

The delay of one single customer’s order of new systems, which would have fulfilled the second half of their order that began in the fourth quarter of 2018, represents almost the entire difference in sales between this quarter and the same period in 2018.

•

Filter sales were lower compared to the first quarter of 2018 due to two customers who were replenishing filter inventories with large orders in early 2018 and rig count declines that began in the fourth quarter of 2018 and are not expected to rebound until later in the second quarter of this year.

•

Despite the lower than expected sales recognized this quarter, we believe we continue to make progress in engaging many more prospective customers across the pressure pumping and midstream categories within oil and gas, and we believe the stabilization of the oil and gas industry in the second quarter will result in more trials and eventual roll-outs.

Key strategies:

During the balance of 2019 we will continue to focus our sales and marketing efforts on:

•	Further adoption of Puradyn in the pressure pumping and midstream/pipeline segments of the oil and gas industry;

•	Increased marketing focus on the commercial marine segment, with focus on geographies not currently covered by MNI; and

•	Further expansion in key international markets through new and existing distributors.

In addition, from an operating standpoint we are placing additional emphasis on:

•	Managing materials costs and preparing for any impacts from new tariffs;

•	Restructuring our distributor network and pricing levels; and

•	Optimizing operating capacity and efficiency.

Outlook

We attribute the decrease in sales in the first quarter of 2019 compared to the three months then ended in 2018 to a few customers delaying orders due to the rapid decline of market certainty, especially in the oil and gas segment, that began in December 2018 and continued through the first quarter. Nevertheless, we continue to engage more prospective customers than we have had traditionally. Evaluations continue to increase, however these can run between 3 and 12 months. Our focus on the pressure pumping and midstream segments, both of which we believe may provide double the opportunity of our existing land rig business, will be supported by expanded marketing efforts through our DNOW relationship and the sharing of positive results by early adopters, such as Legend Energy Services who proceeded to make Puradyn standard on their entire fleet of pressure pumping engines within a few months of beginning testing in 2018. We believe our efforts to drive further growth in the commercial marine segment will be led by MNI Diesel, who is our exclusive distributor along the U.S. Gulf Coast and up through the Mississippi and Ohio River valleys. MNI has installed hundreds of Puradyn systems and has witnessed their performance first hand, which makes them a very credible advocate. MNI’s customers have experienced oil life extensions of more than 5 times, saving an average of $7,000 annually per vessel.

The applicability of Puradyn bypass filtration to a wide range of industrial engine uses and hydraulic systems is becoming clearer, and people responsible for the maintenance and cost mitigation of this machinery are increasingly interested in the proven results of our systems.

RESULTS OF OPERATIONS

The following table provides certain selected financial information for the periods presented:

	Three Months Ended March 31,
	2019	2018	% change
	(unaudited)

Net sales	$482,993	$885,740	-45%
Gross profit	$152,492	$381,298	-60%
Total operating costs	430,634	343,338	25%
Income (loss) from operations	$(278,142)	$37,960	-833%
Total other expense, net	(88,998)	(74,703)	19%
Net loss	$(367,140)	$(36,743)	899%
Basic and diluted loss per share	$(0.01)	$(0.00)	900%

Gross profit

Our gross profit margins for the first quarter of 2019 decreased from 43% in the first quarter of 2018 to 32% in the first quarter of 2019. The decrease in our gross profit margins in the first quarter of 2019 is attributable to reduced facility utilization due to decreased sales which was partial offset by a decrease in the reserve for slow moving inventory of $40,537 during the three months ended March 31, 2019 compared to $0 for the three months ended March 31, 2018 We have been advised by several of our suppliers that prices for various raw materials are being increased as a result of the loss of some of their primary suppliers and higher prices with their secondary suppliers and the unknown impact of recently enacted tariffs by the current administration. However, we are exploring and implementing measures to help mitigate the impact on our costs. We notified our customers of pricing increases effective October 1, 2018 which varied by product, and we will continue to review cost of materials increases and adopt further pricing action in the future as warranted.

Total operating costs

Our total operating costs which include salaries and wages and selling and administrative expenses increased during the three months ended March 31, 2019 and 2018 due to primarily to the hiring of our new CEO in May 2018. The additional expense was offset by the decision not fill a position vacated voluntarily and the impact of two employees who are now being paid only from deferred compensation. The increases in selling and administrative expenses during the first quarter of 2019 from the comparable period in 2018 is also attributable to increases in non-cash expenses associated with stock compensation to employees and our decision to restart targeted advertising. We anticipate that our selling and administration expenses will increase slightly throughout 2019, inclusive of communication costs, office supplies, and other components of administrative expenses.

Total other expense, net

Total other expense, net represents interest we pay to related parties on amounts advanced to us for working capital.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $175,303 and a working capital deficit of $1,648,300 at March 31, 2019 as compared to cash on hand of $112,769 and a working capital deficit $1,603,639 at December 31, 2018. Our current ratio (current assets to current liabilities) was .46 to 1 at March 31, 2019 as compared to .45 to 1 at December 31, 2018. The increase in negative working capital is primarily attributable to a decrease in accounts receivable and an increases in accounts payable and operating lease liabilities which were offset by decreases in accrued liabilities and deferred compensation and increase in inventory. We do not currently have any commitments for capital expenditures.

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

We also owe certain of our employees $1,502,823 and $1,564,253, respectively, in deferred cash compensation at March 31, 2019 and December 31, 2018, which represents 49% and 54%, respectively, of our current liabilities on that date. These current and former employees agreed to defer a portion of their compensation to assist us in managing our cash flow and working capital needs. As there is no written agreement with these current and former employees which memorializes the terms of salary deferral, only an election to do so, it is possible these individuals could demand payment in full at any time or elect to no longer defer their salaries, or reduce the amount they currently defer. We do not have sufficient funds to satisfy these obligations.

Our net sales are not sufficient to pay our operating expenses. Our capital requirements depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. We do not have any external sources of liquidity at this time, and our discussions over the past few years with third parties for potential investments have not been successful. We historically have encountered resistance from potential investors on a variety of fronts, including our operating losses, and the amount of debt due to our Executive Chairman. He is not obligated to lend us any additional funds and the amounts we owe him, which are secured by our assets, mature in December 2021. He has advised us that he does not expect to continue to provide working capital advances to the Company at historic levels. Given our history of losses and debt levels, we face a number of challenges in our ability to raise capital. If we do not significantly increase our net sales or raise funds as needed, our ability to provide for current working capital needs, pay our obligations as they become due, grow our company, and continue our existing business and operations is in jeopardy. In this event, we would no longer be able to continue as a going concern and you could lose all of your investment in our company.

Summary cash flows

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)

Net cash (used) by operating activities	$(229,331)	$(271,757)
Net cash (used) by investing activities	$(8,135)	$(20,192)
Net cash provided by financing activities	$300,000	$237,511

During the first three months of 2019 net cash used by our operating activities was principally related to increases in inventory, which were offset by reduced accounts receivable, prepaid expenses and an increase in accounts payable. The increases in inventory and accounts payable were a result of the Company’s expected increase in sales and timing of receiving raw materials. During the first three months of 2018, cash used by operating activities was primarily used to fund our net loss together with increases in accounts receivable and inventories and decreases in sales incentives and deferred compensation were partially offset by an increase in accounts payable.

During the first three months of 2019 and 2018, net cash used by investing activities represented capitalized patent costs and purchases of equipment.

During the first three months of 2019 and 2018, net cash provided by financing activities represented loans from related parties, net of capital lease payments.

Going concern

Our unaudited condensed financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and have relied on loans from related parties to fund our operations. The Company does not have sufficient revenues and income to fund the operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder, as set forth above, have led our independent registered public accounting firm Liggett & Webb, P.A. to include a statement in its audit report relating to our audited financial statements for the years ended December 31, 2018 and 2017 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to continue to generate profitable operations in the future.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO and our principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019 (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II.   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our 2018 10-K and our subsequent filings with the SEC, which could materially affect our business, financial condition or future results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, except as previously reported.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation dated July 24, 1996	10-SB	7/30/96	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated December 13, 1996	8-K	1/9/97	3.(I)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated February 3, 1998	8-K/A	2/12/98	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated March 5, 2009	8-K	3/16/09	3.4
3.5	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011	10-Q	8/15/11	3.4
3.6	Bylaws	10-SB	7/30/96	3.2
10.3	Promissory Note Forgiveness Agreement dated January 9, 2019	10-K	3/26/19	10.26
10.4	Note Exchange Agreement dated March 25, 2019 by and between Puradyn Filter Technologies Incorporated and Joseph V. Vittoria	10-K	3/26/19	10.27
10.5	Senior Secured Promissory Note dated March 25, 2019 to Joseph V. Vittoria	10-K	3/26/19	10.28
10.6	Security Agreement dated March 25, 2019	10-K	3/26/19	10.29
10.7	Amendment No. 1 to the 2018 Equity Compensation Plan	10-K	3/26/19	10.30
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer				Filed
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: May 15, 2019	By:	/s/ Edward S. Vittoria
Edward S. Vittoria, Chief Executive Officer, principal executive officer

Date: May 15, 2019	By:	/s/ Martin Scott
CFO Consultant, principal financial and accounting officer