Form 10-Q
period 2019-06-30
PURADYN FILTER TECHNOLOGIES INC
filed 2019-08-14
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  69,016,468 shares of common stock are issued and outstanding as of August 14, 2019.

OTHER PERTINENT INFORMATION

Our web site is www.puradyn.com.  The information which appears on our web site is not part of this report.

When used in this report, the terms "Puradyn," the "Company," "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation.  In addition, when used in this report, “second quarter of 2019” refers to the three months ended June 30, 2019, "second quarter of 2018" refers to the three months ended June 30, 2018, “2019” or “fiscal 2019” refers to the year ending December 31, 2019 and “2018” or “fiscal 2018” refers to the year ending December 31, 2018.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

our ability to generate net sales in an amount to pay our operating expenses,

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding secured debt of approximately $8.3 million at August 13, 2019 due our Executive Chairman which matures on December 31, 2021, together with an additional $983,000 of unsecured advances which are payable upon demand;

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$103,332	$112,769
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	94,413	293,994
Inventories, net	1,160,836	834,708
Prepaid expenses and other current assets	92,695	66,290
Total current assets	1,451,276	1,307,761

Property and equipment, net	64,251	78,642
Operating Right of use asset	811,772	—
Other noncurrent assets	469,873	483,974
Total assets	$2,797,172	$1,870,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$554,195	$416,790
Accrued liabilities	346,066	605,357
Operating lease liabilities	152,161	—
Deferred compensation	1,520,665	1,564,253
Notes Payable - stockholders	833,000	325,000
Total Current Liabilities	3,406,087	2,911,400

Long-term operating lease liabilities	737,708	—
Notes Payable - stockholders	8,385,132	7,989,622
Total Liabilities	12,528,927	10,901,022

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 69,016,468 and 69,016,468, respectively	69,016	69,016
Additional paid-in capital	53,705,558	53,678,000
Accumulated deficit	(63,506,329)	(62,777,661)
Total stockholders’ deficit	(9,731,755)	(9,030,645)
Total liabilities and stockholders’ deficit	$2,797,172	$1,870,377

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$468,525	$1,152,462	$951,518	$2,038,202
Cost of products sold	368,719	690,959	699,220	1,195,401
Gross Profit	99,806	461,503	252,298	842,801

Costs and expenses:
Salaries and wages	200,051	196,450	428,629	389,718
Selling and administrative	162,130	175,513	352,769	325,583
Loss on impairment of patents	—	—	11,417	—
Total operating costs	362,181	371,963	792,815	715,301

Income / (Loss) from operations	(262,375)	89,540	(540,517)	127,500

Other income (expense):
Interest expense	(99,153)	(80,668)	(188,151)	(155,371)
Total other expense, net	(99,153)	(80,668)	(188,151)	(155,371)
Net income / (loss) before income tax expense	(361,528)	8,872	(728,668)	(27,871)

Provision for income taxes	—	—	—	—
Net Income / (loss)	$(361,528)	$8,872	$(728,668)	$(27,871)

Basic income / (loss) per common share	$(0.01)	$0.00	$(0.01)	$(0.00)

Diluted income / (loss) per common share	$(0.01)	$0.00	$(0.01)	$(0.00)
Weighted average common shares outstanding basic and diluted	69,016,468	69,016,468	69,016,468	69,016,468

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net loss	$(728,668)	$(27,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,210	20,611
Provision for slow moving inventory	(44,053)	13,610
Compensation expense on stock-based arrangements with employees and consultants	27,558	24,733
Impairment of capitalized patent costs	11,417	—
Amortization of Operating right of use asset	75,237	—
Changes in operating assets and liabilities:
Accounts receivable	199,581	(297,874)
Inventories	(282,074)	(125,769)
Prepaid expenses and other current assets	(26,405)	(78,219)
Other assets	—	850
Sales incentives	—	(99,128)
Accounts payable	137,405	145,910
Accrued liabilities	210,905	57,930
Deferred compensation	(43,588)	(48,732)
Operating lease liabilities	(71,827)	—
Net cash used in operating activities	(509,302)	(413,949)

Investing activities
Capitalized patent costs	(8,135)	(55,279)
Net cash used in investing activities	(8,135)	(55,279)

Financing activities
Proceeds from issuance of notes payable to stockholders	508,000	601,273
Payment of capital lease obligations	—	(1,876)
Net cash provided by financing activities	508,000	599,397

Net (decrease) / increase in cash	(9,437)	130,169
Cash at beginning of period	112,769	54,438
Cash at end of period	$103,332	$184,607

Supplemental cash flow information:
Cash paid for interest	$—	$109,167
Cash paid for taxes	$—	$—

Noncash investing and financing activities:
Conversion of accrued interest into note payable	$395,510	$—
Operating right of use assets obtained in exchange for operating lease liabilities	$890,009	$—

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2019

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2018 (unaudited)	—	$—	69,016,468	$69,016	$53,609,501	$(62,598,022)	$(8,919,505)
Net income for the three months ended June 30, 2018	—	—	—	—	—	8,872	8,872
Compensation expense associated with unvested option awards	—	—	—	—	14,391	—	14,391
Balance at June 30, 2018 (unaudited)	—	$—	69,016,468	$69,016	$53,623,892	$(62,589,150)	$(8,896,242)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2019 (unaudited)	—	$—	69,016,468	$69,016	$53,691,930	$(63,144,801)	$(9,383,855)

Net loss for the three months ended June 30, 2019	—	—	—	—	—	(361,528)	(361,528)
Compensation expense associated with unvested option awards	—	—	—	—	13,628	—	13,628
Balance at June 30, 2019 (unaudited)	—	$—	69,016,468	$69,016	$53,705,558	$(63,506,329)	$(9,731,755)

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2019

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	—	$—	69,016,468	$69,016	$53,599,160	$(62,561,279)	$(8,893,103)
Net loss for the six months ended June 30, 2018	—	—	—	—	—	(27,871)	(27,871)
Compensation expense associated with unvested option awards	—	—	—	—	24,732	—	24,732
Balance at June 30, 2018 (unaudited)	—	$—	69,016,468	$69,016	$53,623,892	$(62,589,150)	$(8,896,242)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	—	$—	69,016,468	$69,016	$53,678,000	$(62,777,661)	$(9,030,645)

Net loss for the six months ended June 30, 2019	—	—	—	—	—	(728,668)	(728,668)
Compensation expense associated with unvested option awards	—	—	—	—	27,558	—	27,558
Balance at June 30, 2019 (unaudited)	—	$—	69,016,468	$69,016	$53,705,558	$(63,506,329)	$(9,731,755)

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2019 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2019.

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

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company's condensed statements of operations during the six months ended June 30, 2019 and 2018.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2019 and December 31, 2018, the Company did not have any cash equivalents.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of June 30, 2019 and December 31, 2018, respectively, because of their short-term natures.

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the six months ended June 30, 2019, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the six months ended June 30, 2019:

Balance as of December 31, 2018	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of June 30, 2019 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three and six months ended June 30, 2019 and 2018, advertising costs incurred by the Company totaled approximately $3,256 and $11,917, $2,904 and $3,333, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the three and six months ended June 30, 2019 and 2018, engineering and development costs incurred by the Company totaled $313 and $2,678, $1,384 and $2,814, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements for the three and six months ended June 30, 2019.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At June 30, 2019 and December 31, 2018, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations. Please refer to Note 14 for further details.

Basic and Diluted Income / (Loss) Per Share

The Company uses ASC 260-10, Earnings Per Share for calculating the basic and diluted income (loss) per share. The Company computes basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. As of June 30, 2019 and 2018, there were 12,018,336 and 13,276,412 shares, respectively, issuable upon the exercise of options and warrants, respectively.

Common stock equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company had net income for the three month period ended June 30, 2019. A separate computation of diluted earnings per share is presented using the treasury stock method and the common stock equivalents did not have any effect on net income per share.

Leases

In connection with our lease agreement for our Office in Boynton Beach, Florida, the Company adopted the provisions of ASU 2016-02, Leases. As such, the Company recorded an operating right of use asset and an operating lease liability as of June 30, 2019.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.

Going Concern

The Company's unaudited condensed financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and does not have sufficient revenues and income to fully fund the operations. During the six months ended June 30, 2019 and 2018 the Company used net cash in operations of $509,302 and $413,949, respectively. As a result, the Company has had to rely on stockholder loans and related parties to fund its activities to date.

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

3.

Inventories

Inventories consisted of the following at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
	(Unaudited)
Raw materials	$1,183,644	$1,053,147
Finished goods	409,201	257,623
Valuation allowance	(432,009)	(476,062)
Total inventory, net	$1,160,836	$834,708

4.

Prepaid Expenses and Other Current Assets

At June 30, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Prepaid expenses	$92,695	$27,854
Deposits	—	38,436
	$92,695	$66,290

5.

Property and Equipment

At June 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Machinery and equipment	$1,030,196	$1,030,196
Furniture and fixtures	56,558	56,558
Leasehold improvements	188,012	188,012
Software and website development	88,842	88,842
Computer hardware and software	179,258	179,258
	1,542,866	1,542,866
Less accumulated depreciation and amortization	(1,478,615)	(1,464,224)
	$64,251	$78,642

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2019 and 2018 are $6,950 and $14,391, and $5,026 and $10,053 respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6.

Patents

Included in other noncurrent assets at June 30, 2019 and December 31, 2018 are capitalized patent costs as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)
Patent costs	$530,214	$533,496
Less accumulated amortization	(95,311)	(84,429)
	$434,903	$449,067

Amortization expense for the three and six months ended June 30, 2019 and 2018 are $5,410 and $10,819, and $6,823 and $10,558, respectively. During the six months ended June 30, 2019 the Company impaired $11,417 of patent costs as it was determined that it had no future economic value.

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

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of June 30, 2019, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the remaining term of the current lease amount to $180,826.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

		June 30,
Operating Leases	Classification	2019
Right-of-use assets	Operating right of use assets	$811,772

Current lease liabilities	Current operating lease liabilities	152,161
Non-current lease liabilities	Long-term operating lease liabilities	737,708
Total lease liabilities		$889,869

Lease term and discount rate were as follows:

June 30,
2019
Weighted average remaining lease term (years)	5.05
Weighted average discount rate	4%

The component of lease costs were as follows:

Three months ended June 30,
2019
Operating lease cost	$46,663
Variable lease cost (1)	34,771
Total lease costs	$81,434

Six months ended June 30,
2019
Operating lease cost	$93,332
Variable lease cost (1)	61,686
Total lease costs	$155,018

(1) Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Supplemental disclosures of cash flow information related to leases were as follows:

June 30,
2019
Cash paid for operating lease liabilities	$71,827
Operating right of use assets obtained in exchange for operating lease liabilities	$890,009

Maturities of lease liabilities were as follows as of June 30, 2019:

Operating
Leases
Remainder of 2019	$92,023
2020	188,196
2021	193,627
2022	197,427
2023	197,807
2024	117,383
Total	986,463
Less: Imputed interest	(96,594)
Present value of lease liabilities	$889,869

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

8.

Accrued Liabilities

At June 30, 2019 and December 31, 2018, accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Accrued wages and benefits	$43,819	$52,753
Accrued expenses relating to vendors and others	170,612	128,114
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	111,635	329,801
Deferred rent	—	74,689
	$346,066	$605,357

9.

Deferred Compensation

Deferred compensation represents amounts owed to two current employees and two former employees for salary. As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. As of June 30, 2019 and December 31, 2018, the Company recorded deferred compensation of $1,520,665 and $1,564,253, respectively.

10.

Notes Payable to Stockholders – Related Party

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Executive Chairman of the Board, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (4.02% and 3.678% per annum at June 30, 2019 and 2018, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018 he extended the maturity rate to December 31, 2019.

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

From January 1, 2019 through June 30, 2019, the Company received additional loans in the amount of $483,000 from the Company’s Executive Chairman, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points. As of June 30, 2019 the total balance due was $808,000.

In January 7, 2019, the Company received an additional loan in the amount of $25,000 from a stockholder and former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due January 7, 2020.

During the three and six months ended June 30, 2019 and 2018, the Company incurred interest expense of $92,405 and $177,344, and $80,354 and $154,719, respectively, on its loan from the Executive Chairman of the Board, which is included in interest expense in the accompanying condensed statements of operations, as well as interest expense of $312 and $600, and $310 and $620 for the three and six months ended June 30, 2019 and 2018, respectively, related to the loan from a former Board member. These amounts, in addition to interest expense of $6,748 and $10,807, and $314 and $652 for the three and six months ended June 30, 2019 and 2018, respectively, are related to financing and late fees.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Notes payable and operating lease liabilities consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Notes payable to stockholders	$9,218,132	$8,314,622
Operating lease liabilities	889,869	—
	10,108,001	8,314,622
Less: current maturities	(985,161)	(325,000)
Long-term maturities	$9,122,840	$7,989,622

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

12.

Stock Options and Warrants

For the three and six months ended June 30, 2019 and 2018, respectively, the Company recorded non-cash stock-based compensation expense of $13,628 and $14,391, and $27,558 and $24,732, respectively, relating to employee stock options and warrants issued for consulting services.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at June 30, 2019 and 2018 for the options is $97,034 and $180,427, respectively, and will be recognized through June 30, 2021.

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

A summary of the Company’s stock option plans as of June 30, 2019, and changes during the six-month period then ended is presented below:

	Six Months Ended June 30, 2019
	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2018	11,785,000	$0.05
Options granted	—	—
Options exercised	—	—
Options forfeited	(200,000)	0.02
Options expired	(340,000)	0.14
Options at end of period	11,245,000	$0.05
Options exercisable at June 30, 2019	5,046,672	$0.09

Changes in the Company’s non-vested options for the six months ended June 30, 2019 are summarized as follows:

	Three Months Ended June 30, 2019
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2018	9,595,000	$0.02
Granted	—	—
Vested	(3,196,672)	0.02
Forfeited	(200,000)	0.02
Nonvested options at June 30, 2019	6,198,328	$0.02

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.017- $0.30	11,245,000	7.86	$0.05	5,045,672	$0.09
Totals	11,245,000	7.86	$0.05	5,046,672	$0.09

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s warrant activity as of June 30, 2019 and changes during the six-month period then ended is presented below:

	Six months ended June 30, 2019
	Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2018	773,336	$0.16
Granted	—	—
Expired	—	—
Warrants outstanding and exercisable at June 30, 2019	773,336	$0.16

	Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.05 - $0.25	773,336	0.90	$0.16
Totals	773,336	0.90	$0.16

13.

Related Party Transactions

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Executive Chairman of the Board, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (4.02% and 3.678% per annum at June 30, 2019 and 2018, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018 he extended the maturity rate to December 31, 2019.

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

From January 1, 2019 through June 30, 2019, the Company received additional loans in the amount of $483,000 from the Company’s Executive Chairman, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points. As of June 30, 2019 the total balance due was $808,000.

In January 7, 2019, the Company received an additional loan in the amount of $25,000 from a stockholder and former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due January 7, 2020.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of the three- and six-month periods ended June 30, 2019 and 2018, we paid Boxwood Associates, Inc. $6,000 and $12,000, respectively, under this agreement. A former member of our Board of Directors is President of Boxwood Associates, Inc.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

14.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by three customers at June 30, 2019 whose balances each represented approximately 34%, 28% and 13%, for a total of 75% of total accounts receivables. Comparatively, there are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2018 whose balances each represented approximately 53%, and 30%, for a total of 83% of total accounts receivables. Sales to three customers for the six months ended June 30, 2019 were 41%, 25%  and 10% for total of 76% of sales. During the six months ended June 30, 2018 sales from two customers represented 40% and 25%  for a total of 65% of sales. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

15.

Subsequent Events

Subsequent to June 30, 2019, the Company received additional loans in the amount of $175,000 from the Company’s Executive Chairman, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed financial condition and results of operations for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with the unaudited condensed financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 10, 2018 (the “2018 10-K”), and our subsequent filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.  All information in this section for the three and six months ended June 30, 2019 and 2018 is unaudited and derived from the unaudited condensed financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2018 is derived from our audited financial statements appearing in the 2018 10-K.

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

Second quarter of 2019 business highlights

•

Revenues in the quarter were negatively impacted by the continued delays in expected orders, especially from customers in the Oil & Gas category.  Downward market trends within the drilling and pressure pumping segments are impacting capital expense decisions, and while we believe these orders will eventually be received, it has become difficult to predict the timing. Our primary distributor also delayed filter orders expected in second quarter which we expect to receive in the third quarter.

•

The midstream segment is less impacted by the broader market volatility within Oil & Gas, and we are nearing the completion of trials by two new customers who are leaders in this segment. This is expected to not only lead to orders beginning in late 2019 but should open up visibility of our product’s viability throughout the segment.

•	We secured another major customer within the inland marine segment that intends to begin equipping their entire fleet in the third quarter.

•	We secured new business with a major government contractor that manages the maintenance of generators at remote U.S. military operations.

•	We launched a completely updated website at www.puradyn.com including an e-commerce component to facilitate direct-to-consumer sales.

Key strategies:

During the balance of 2019 we will continue to focus our sales and marketing efforts on:

o	Diversifying our new customer sales efforts to counter weakness in the Oil & Gas segment
o	Continuing to build on our sales momentum in commercial marine and power generation
o	Re-opening efforts with operators of transit buses and other fleets

Outlook

We attribute the decrease in sales in the second quarter of 2019 compared to the second quarter of 2018 to a few customers delaying orders due to the rapid decline of market certainty, especially in the oil and gas segment, that began in December 2018 and continued through the second quarter. Nevertheless, we continue to engage more prospective customers than we have had traditionally and across multiple categories to help diversify our business. Evaluations continue to increase; however, these can run between 3 and 12 months. Our focus on the pressure pumping and midstream segments, both of which we believe may provide more than double the opportunity of our existing onshore rig business, will be supported by expanded sales and marketing efforts through our DNOW relationship.  We continue to grow within commercial marine as more prospective customers are made aware of our proven results at like companies.  Our success with smaller installations by government contractors is starting to gain positive attention, and we are well positioned to grow market share in this segment.

RESULTS OF OPERATIONS

The following table provides certain selected financial information for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(unaudited)			(unaudited)

Net sales	$468,525	$1,152,462	-59%	$951,518	$2,038,202	-53%
Gross profit	$99,806	$461,503	-78%	252,298	842,801	-70%
Total operating costs	$362,181	$371,963	-3%	792,815	715,301	11%
Income (loss) from operations	$(262,375)	$89,540	-393%	$(540,517)	$127,500	-524%
Total other expense, net	$(99,153)	$(80,668)	23%	(188,151)	(155,371)	21%
Net income (loss)	$(361,528)	$8,872	4,175%	$(728,668)	$(27,871)	2514%
Basic and diluted earnings (loss) per share	$(0.01)	$0.00	-2%	$(0.01)	$(0.00)	-2%

Gross profit

Our gross profit margins for the three and six months ended June 30, 2019 decreased by 70% and 78% as compared to the three and six months ended June 30, 2018. The decrease in our gross profit margins for the three and six months ended June 30, 2019 is attributable to reduced facility utilization due to decreased sales which was partial offset by a decrease in the reserve for slow moving inventory of $(44,053) during the six months ended June 30, 2019 compared to $13,610 for the six months ended June 30, 2018. We have been advised by several of our suppliers that prices for various raw materials are being increased as a result of the loss of some of their primary suppliers and higher prices with their secondary suppliers and the unknown impact of recently enacted tariffs by the current administration. However, we are exploring and implementing measures to help mitigate the impact on our costs. We notified our customers of pricing increases effective October 1, 2018 which varied by product, and we will continue to review cost of materials increases and adopt further pricing action in the future as warranted.

Total operating costs

Our total operating costs which include salaries and wages and selling and administrative expenses increased during the six months ended June 30, 2019 and 2018 due to primarily to the hiring of our new CEO in May 2018. The additional expense was offset by the decision to not fill two positions vacated voluntarily and the impact of two employees who are now being paid only from deferred compensation. The decrease in selling and administrative expenses during the second quarter of 2019 from the comparable period in 2018 is attributable to cost-cutting measures, including staff reductions and an approximately 20% reduction in factory hours and office salaries, which we anticipate will have cost saving of approximately $7,000 per week.

Total other expense, net

Total other expense, net represents interest we pay to related parties on amounts advanced to us for working capital.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $103,332 and a working capital deficit of $1,954,811 at June 30, 2019 as compared to cash on hand of $112,769 and a working capital deficit $1,603,639 at December 31, 2018. Our current ratio (current assets to current liabilities) was .43 to 1 at June 30, 2019 as compared to .45 to 1 at December 31, 2018. The increase in negative working capital is primarily attributable to a decrease in accounts receivable and an increase in accounts payable and operating lease liabilities which were offset by decreases in accrued liabilities and deferred compensation and increase in inventory. We do not currently have any commitments for capital expenditures.

Historically, we have been materially reliant on working capital advances from our Executive Chairman to address our liquidity and working capital issues through the utilization of the borrowing agreement with him. On March 25, 2019 we entered into a note exchange agreement with our Executive Chairman pursuant to which he exchanged $7,989,622 of principal and $395,510 of accrued interest, which was due on December 31, 2019 under an unsecured loan, for a secured promissory note in the principal amount of $8,385,132. The note, which matures on December 31, 2021, bears interest at 4% per annum, payable monthly, and is secured by a first position security interest in our assets. In addition, we owe him $983,000 for other working capital advances which are due on demand.

We also owe certain of our employees $1,520,665 and $1,564,253, respectively, in deferred cash compensation at June 30, 2019 and December 31, 2018, which represents 45% and 54%, respectively, of our current liabilities on that date. These current and former employees agreed to defer a portion of their compensation to assist us in managing our cash flow and working capital needs. As there is no written agreement with these current and former employees which memorializes the terms of salary deferral, only an election to do so, it is possible these individuals could demand payment in full at any time or elect to no longer defer their salaries, or reduce the amount they currently defer. We do not have sufficient funds to satisfy these obligations.

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

Summary cash flows

	Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)

Net cash (used) by operating activities	$(509,302)	$(413,949)
Net cash (used) by investing activities	$(8,135)	$(55,279)
Net cash provided by financing activities	$508,000	$599,397

During the first six months of 2019 net cash used by our operating activities was principally related to increases in inventory, which were offset by reduced accounts receivable, and an increase in accounts payable. The increases in inventory and accounts payable were a result of the Company’s expected increase in sales and timing of receiving raw materials. During the first six months of 2018, cash used by operating activities was primarily used to fund our net loss together with increases in accounts receivable and inventories and decreases in sales incentives and deferred compensation were partially offset by an increase in accounts payable.

During the first six months of 2019 and 2018, net cash used by investing activities represented capitalized patent costs.

During the first six months of 2019, net cash provided by financing activities represented loans from related parties. During the first six months of 2018, net cash provided by financing activities represented loans from related parties, net of capital lease payments.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our CEO and our principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report (the "Evaluation Date"). Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: August 14, 2019	By:	/s/ Edward S. Vittoria
Edward S. Vittoria, Chief Executive Officer, principal executive officer

Date: August 14, 2019	By:	/s/ Martin Scott
CFO Consultant, principal financial and accounting officer