Form 10-Q
period 2019-09-30
PURADYN FILTER TECHNOLOGIES INC
filed 2019-11-14
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  69,016,468 shares of common stock are issued and outstanding as of November 13, 2019.

OTHER PERTINENT INFORMATION

Our corporate web site is www.puradyn.com.  The information which appears on our web site is not part of this report.

When used in this report, the terms "Puradyn," the "Company," "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation.  In addition, when used in this report, “third quarter of 2019” refers to the three months ended September 30, 2019, "third quarter of 2018" refers to the three months ended September 30, 2018, “2019” or “fiscal 2019” refers to the year ending December 31, 2019 and “2018” or “fiscal 2018” refers to the year ending December 31, 2018.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our history of losses and uncertainty that we will be able to continue as a going concern,

•

the significant decline in our net sales during 2019 and our ability to generate net sales in future periods in an amount sufficient to pay our operating expenses and satisfy our obligations as they become due;

•

our dependence on sales to a limited number of customers;

•

our need for additional financing and uncertainties related to our ability to obtain these funds,

•

our ability to repay the outstanding secured debt of approximately $8.3 million at September 30, 2019 due our Executive Chairman which matures on December 31, 2021, together with an additional $983,000 of unsecured advances which are payable upon demand;

•

the significant amount of deferred compensation owed to two of our executive officers and two former employees and our ability to pay these amounts,

•

our ability to protect our intellectual property, and the potential impact of expiring patents on our business in future periods,

•

potential dilution to our stockholders from the exercise of outstanding options and warrants, and

•

the lack of sufficient liquidity in the market for our common stock.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$72,549	$112,769
Accounts receivable, net of allowance for uncollectible accounts of $17,000 and $17,000, respectively	15,434	293,994
Inventories, net	1,069,038	834,708
Prepaid expenses and other current assets	45,408	66,290
Total current assets	1,202,429	1,307,761

Property and equipment, net	57,423	78,642
Operating Right of use asset	776,189	—
Other noncurrent assets	434,085	483,974
Total assets	$2,470,126	$1,870,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$454,975	$416,790
Accrued liabilities	426,488	605,357
Operating lease liabilities	155,547	—
Deferred compensation	1,492,370	1,564,253
Notes Payable - stockholders	1,008,000	325,000
Total Current Liabilities	3,537,380	2,911,400

Long-term operating lease liabilities	697,568	—
Notes Payable - stockholders	8,385,132	7,989,622
Total Liabilities	12,620,080	10,901,022

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 69,016,468 and 69,016,468, respectively	69,016	69,016
Additional paid-in capital	53,719,010	53,678,000
Accumulated deficit	(63,937,980)	(62,777,661)
Total stockholders’ deficit	(10,149,954)	(9,030,645)
Total liabilities and stockholders’ deficit	$2,470,126	$1,870,377

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		For the six months
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$326,532	$1,306,070	$1,278,050	$3,344,272
Cost of products sold	276,160	710,995	975,380	1,906,396
Gross Profit	50,372	595,075	302,670	1,437,876

Costs and expenses:
Salaries and wages	192,968	247,363	621,597	637,081
Selling and administrative	147,763	172,194	500,532	497,777
Loss on impairment of patents	32,324	—	43,741	—
Total operating costs	373,055	419,557	1,165,870	1,134,858

(Loss) / Income from operations	(322,683)	175,518	(863,200)	303,018

Other income (expense):
Interest expense	(108,968)	(85,763)	(297,119)	(241,134)
Total other expense, net	(108,968)	(85,763)	(297,119)	(241,134)
Net (loss) / income before income tax expense	(431,651)	89,755	(1,160,319)	61,884

Provision for income taxes	—	—	—	—
Net (Loss) / Income	$(431,651)	$89,755	$(1,160,319)	$61,884

Basic (loss) / income per common share	$(0.01)	$0.00	$(0.02)	$0.00

Diluted (loss) / income per common share	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average common shares outstanding - basic	69,016,468	69,016,468	69,016,468	69,016,468
Weighted average common shares outstanding - diluted	69,016,468	74,684,484	69,016,468	77,116,732

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	September 30,
	2019	2018
Operating activities
Net (loss) / income	$(1,160,319)	$61,884
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,447	31,611
Provision for slow moving inventory	(44,053)	13,611
Compensation expense on stock-based arrangements with employees and consultants	41,010	38,660
Impairment of capitalized patent costs	43,741	—
Amortization of Operating right of use asset	110,820	—
Changes in operating assets and liabilities:
Accounts receivable	278,560	(406,059)
Inventories	(190,276)	(155,337)
Prepaid expenses and other current assets	20,882	(45,075)
Other assets	—	850
Sales incentives	—	(99,128)
Accounts payable	38,184	159,053
Accrued liabilities	291,327	201,527
Deferred compensation	(108,580)	(32,279)
Operating lease liabilities	(71,883)	—
Net cash used in operating activities	(713,140)	(230,682)

Investing activities
Purchases of property and equipment	—	(18,026)
Capitalized patent costs	(10,080)	(55,279)
Net cash used in investing activities	(10,080)	(73,305)

Financing activities
Proceeds from issuance of notes payable to stockholders	683,000	601,273
Repayment of note payable to stockholder	—	(250,000)
Payment of capital lease obligations	—	(2,814)
Net cash provided by financing activities	683,000	348,459

Net increase / (decrease) in cash	(40,220)	44,472
Cash at beginning of period	112,769	54,438
Cash at end of period	$72,549	$98,910

Supplemental cash flow information:
Cash paid for interest	$—	$109,167
Cash paid for taxes	$—	$—

Noncash investing and financing activities:
Conversion of accrued interest into note payable	$395,510	$—
Operating right of use assets obtained in exchange for operating lease liabilities	$890,009	$—
Addition to leasehold improvement as lease incentive	$—	$35,690

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2018 (unaudited)	—	$—	69,016,468	$69,016	$53,623,892	$(62,589,150)	$(8,896,242)
Net income for the three months ended September 30, 2018	—	—	—	—	—	89,755	89,755
Compensation expense associated with unvested option awards	—	—	—	—	13,928	—	13,928
Balance at September 30, 2018 (unaudited)	—	$—	69,016,468	$69,016	$53,637,820	$(62,499,395)	$(8,792,559)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2019 (unaudited)	—	$—	69,016,468	$69,016	$53,705,558	$(63,506,329)	$(9,731,755)
Net loss for the three months ended September 30, 2019	—	—	—	—	—	(431,651)	(431,651)
Compensation expense associated with unvested option awards	—	—	—	—	13,452	—	13,452
Balance at September 30, 2019 (unaudited)	—	$—	69,016,468	$69,016	$53,719,010	$(63,937,980)	$(10,149,954)

See accompanying notes to unaudited condensed financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	—	$—	69,016,468	$69,016	$53,599,160	$(62,561,279)	$(8,893,103)
Net income for the nine months ended September 30, 2018	—	—	—	—	—	61,884	61,884
Compensation expense associated with unvested option awards	—	—	—	—	38,660	—	38,660
Balance at September 30, 2018 (unaudited)	—	$—	69,016,468	$69,016	$53,637,820	$(62,499,395)	$(8,792,559)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	—	$—	69,016,468	$69,016	$53,678,000	$(62,777,661)	$(9,030,645)
Net loss for the nine months ended September 30, 2019	—	—	—	—	—	(1,160,319)	(1,160,319)
Compensation expense associated with unvested option awards	—	—	—	—	41,010	—	41,010
Balance at September 30, 2019 (unaudited)	—	$—	69,016,468	$69,016	$53,719,010	$(63,937,980)	$(10,149,954)

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2019 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2019.

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

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company's condensed statements of operations during the nine months ended September 30, 2019 and 2018.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2019 and December 31, 2018, the Company did not have any cash equivalents.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of September 30, 2019 and December 31, 2018, respectively, because of their short-term natures.

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

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company's warranty reserve is included in accrued liabilities in the accompanying condensed financial statements and is calculated as the gross sales multiplied by the historical warranty expense return rate. For the nine months ended September 30, 2019, there was no change to the reserve for warranty liability as the reserve balance was deemed sufficient to absorb any warranty costs that might be incurred from the sales activity for the period.

The following table shows the changes in the aggregate product warranty liability for the nine months ended September 30, 2019:

Balance as of December 31, 2018	$20,000
Less: Payments made	—
Add: Provision for current period warranties	—
Balance as of September 30, 2019 (unaudited)	$20,000

Advertising Costs

Advertising costs are expensed as incurred. During the three and nine months ended September 30, 2019 and 2018, advertising costs incurred by the Company totaled approximately $3,742 and $15,659 and $4,117 and $7,450, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the three and nine months ended September 30, 2019 and 2018, engineering and development costs incurred by the Company totaled $1,986 and  $4,664 and , $1,582, and $4,395, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements for the three and nine months ended September 30, 2019.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At September 30, 2019 and December 31, 2018, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations. Please refer to Note 14 for further details.

Basic and Diluted Income / (Loss) Per Share

The Company uses ASC 260-10, Earnings Per Share for calculating the basic and diluted income (loss) per share. The Company computes basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. As of September 30, 2019 and 2018, there were 11,925,836 and 13,113,336 shares, respectively, issuable upon the exercise of options and warrants, respectively.

Common stock equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company had net income for the three month and nine-month period ended September 30, 2018. A separate computation of diluted earnings per share is presented using the treasury stock method and the common stock equivalents did not have any effect on net income per share.

Leases

In connection with our lease agreement for our Office in Boynton Beach, Florida, the Company adopted the provisions of ASU 2016-02, Leases. As such, the Company recorded an operating right of use asset and an operating lease liability as of September 30, 2019.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.

Going Concern

The Company's unaudited condensed financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and does not have sufficient revenues and income to fully fund the operations. During the nine months ended September 30, 2019 and 2018 the Company used net cash in operations of $713,140 and $230,682, respectively. As a result, the Company has had to rely on stockholder loans and related parties to fund its activities to date.

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

3.

Inventories

Inventories consisted of the following at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
	(Unaudited)
Raw materials	$383,473	$1,053,147
Finished goods	1,117,574	257,623
Valuation allowance	(432,009)	(476,062)
Total inventory, net	$1,069,038	$834,708

4.

Prepaid Expenses and Other Current Assets

At September 30, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Prepaid expenses	$45,408	$27,854
Deposits	—	38,436
	$45,408	$66,290

5.

Property and Equipment

At September 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Machinery and equipment	$1,030,196	$1,030,196
Furniture and fixtures	56,558	56,558
Leasehold improvements	188,012	188,012
Software and website development	88,842	88,842
Computer hardware and software	179,258	179,258
	1,542,866	1,542,866
Less accumulated depreciation and amortization	(1,485,443)	(1,464,224)
	$57,423	$78,642

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2019 and 2018 are $6,828 and $21,219, and $6,817 and $16,870, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6.

Patents

Included in other noncurrent assets at September 30, 2019 and December 31, 2018 are capitalized patent costs as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
Patent costs	$499,835	$533,496
Less accumulated amortization	(100,721)	(84,429)
	$399,114	$449,067

Amortization expense for the three and nine months ended September 30, 2019 and 2018 are $5,409 and $16,228 and  $4,183 and $14,741, respectively. During the nine months ended September 30, 2019 the Company impaired $43,741 of patent costs as it was determined that it had no future economic value.

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

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of September 30, 2019, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the remaining term of the current lease amount to $853,116.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

		September 30,
Operating Leases	Classification	2019
Right-of-use assets	Operating right of use assets	$776,189

Current lease liabilities	Current operating lease liabilities	155,547
Non-current lease liabilities	Long-term operating lease liabilities	697,568
Total lease liabilities		$853,115

Lease term and discount rate were as follows:

September 30,
2019
Weighted average remaining lease term (years)	4.79
Weighted average discount rate	4%

The component of lease costs were as follows:

Three months ended September 30,
2019
Operating lease cost	$46,663
Variable lease cost (1)	26,953
Total lease costs	$73,616

Nine months ended September 30,
2019
Operating lease cost	$139,989
Variable lease cost (1)	84,827
Total lease costs	$224,816

(1) Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Supplemental disclosures of cash flow information related to leases were as follows:

September 30,
2019
Cash paid for operating lease liabilities	$87,277
Operating right of use assets obtained in exchange for operating lease liabilities	$890,009

Maturities of lease liabilities were as follows as of September 30, 2019:

Operating
Leases
Remainder of 2019	$46,490
2020	188,196
2021	193,627
2022	197,427
2023	197,807
2024	117,383
Total	940,930
Less: Imputed interest	(87,815)
Present value of lease liabilities	$853,115

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

8.

Accrued Liabilities

At September 30, 2019 and December 31, 2018, accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Accrued wages and benefits	$48,724	$52,753
Accrued expenses relating to vendors and others	150,731	128,114
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	207,033	329,801
Deferred rent	—	74,689
	$426,488	$605,357

9.

Deferred Compensation

Deferred compensation represents amounts owed to two current employees and two former employees for salary. As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. As of September 30, 2019 and December 31, 2018, the Company recorded deferred compensation of $1,492,370 and $1,564,253, respectively.

10.

Notes Payable to Stockholders – Related Party

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Executive Chairman of the Board, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (4.046% and 3.89% % per annum at September 30, 2019 and 2018, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018 he extended the maturity rate to December 31, 2019.

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

From January 1, 2019 through September 30, 2019, the Company received additional loans in the amount of $658,000 from the Company’s Executive Chairman, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points. As of September 30, 2019 the total balance due was $9,368,132.

In January 7, 2019, the Company received an additional loan in the amount of $25,000 from a stockholder and former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due January 7, 2020.

During the three and nine months ended September 30, 2019 and 2018, the Company incurred interest expense of $94,483 and $271,827, and  $85,309 and  $240,028, respectively, on its loan from the Executive Chairman of the Board, which is included in interest expense in the accompanying condensed statements of operations, as well as interest expense of $315 and $915, and $139 and $935 for the three and nine months ended September 30, 2019 and 2018, respectively, related to the loan from a former Board member. These amounts, in addition to interest expense of $14,170 and $24,377, and $139 and $1,421, for the three and nine months ended September 30, 2019 and 2018, respectively, are related to financing and late fees.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Notes payable and operating lease liabilities consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Notes payable to stockholders	$9,393,132	$8,314,622
Less: current maturities	(1,008,000)	(325,000)
Long-term maturities	$8,385,132	$7,989,622

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

12.

Stock Options and Warrants

For the three and nine months ended September 30, 2019 and 2018, respectively, the Company recorded non-cash stock-based compensation expense of $13,452 and $41,010, and $13,928 and $38,660, respectively, relating to employee stock options and warrants issued for consulting services.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation – Stock Compensation. The related expense is recognized over the period the services are provided. Unrecognized expense remaining at September 30, 2019 and 2018 for the options is $83,239 and $180,650, respectively, and will be recognized through September 30, 2021.

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

On August 26, 2019, the Company granted one director options to purchase 5,000 shares of the Company’s common stock, at an exercise price of $0.030 per share. The options vest over a two year period and expire August 25, 2024. The quoted market price of the common stock at the time of issuance of the options was $0.030 per share. The fair value of the options totaled $164 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.43%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 255%.

A summary of the Company’s stock option plans as of September 30, 2019, and changes during the nine-month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2018	11,785,000	$0.05
Options granted	5,000	0.03
Options exercised	—	—
Options forfeited	(233,333)	0.02
Options expired	(404,167)	0.14
Options at end of period	11,152,500	$0.05
Options exercisable at September 30, 2019	4,987,505	$0.08

Changes in the Company’s non-vested options for the nine months ended September 30, 2019 are summarized as follows:

	Six Months Ended September 30, 2019
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2018	9,595,000	$0.02
Granted	5,000	0.03
Vested	(3,201,672)	0.02
Forfeited	(233,333)	0.02
Nonvested options at September 30, 2019	6,164,995	$0.02

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.017- $0.30	11,152,500	7.63	$0.05	4,987,505	$0.08
Totals	11,152,500	7.63	$0.05	4,987,505	$0.08

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Company’s warrant activity as of September 30, 2019 and changes during the nine-month period then ended is presented below:

	Nine months ended September 30, 2019
	Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2018	773,336	$0.16
Granted	—	—
Expired	—	—
Warrants outstanding and exercisable at September 30, 2019	773,336	$0.16

	Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.05 - $0.25	773,336	0.65	$0.16
Totals	773,336	0.65	$0.16

13.

Related Party Transactions

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the Executive Chairman of the Board, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (4.046% and 3.89% % per annum at September 30, 2019 and 2018, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018 he extended the maturity rate to December 31, 2019.

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

From January 1, 2019 through September 30, 2019, the Company received additional loans in the amount of $658,000 from the Company’s Executive Chairman, as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points. As of September 30, 2019 the total balance due was $9,368,132.

In January 7, 2019, the Company received an additional loan in the amount of $25,000 from a stockholder and former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due January 7, 2020.

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of the three- and nine-month periods ended September 30, 2019 and 2018, we paid Boxwood Associates, Inc. $6,000 and $18,000, respectively, under this agreement. A former member of our Board of Directors is President of Boxwood Associates, Inc.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

14.

Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by three customers at September 30, 2019 whose balances each represented approximately 22%, 11% and 10%, for a total of 42% of total accounts receivables. Comparatively, there are concentrations of credit risk with respect to accounts receivables due to the amounts owed by two customers at December 31, 2018 whose balances each represented approximately 53%, and 30%, for a total of 83% of total accounts receivables. Sales to two customers for the nine months ended September 30, 2019 were 33%, and 29% for total of 53% of sales. During the nine months ended September 30, 2018 sales from three customers represented 32%, 27% and 14% of total sales for total of 73% of sales. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

15.

Subsequent Events

On October 24, 2019 we entered into a Business Loan Agreement with Kabbage® pursuant to which we borrowed $43,100 under the terms of a one year secured loan.  The terms of the loan provided for a loan fee of $7,111.50 which results in an effective annual interest rate of 26.56%.  We utilized these proceeds for working capital.  We granted Kabbage® a security interest in our assets as collateral for this loan. The loan, which provides for monthly payments, may be prepaid by us at any time without penalty.  The loan agreement includes customary events of default, as well as a cross default against any other loan and/or security agreement to which we are a party or if a judgment is entered against us in excess of $250, subject to a 30 day cure period.  This loan has been personally guaranteed by Mr. Edward S. Vittoria, our Chief Executive Officer.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with the unaudited condensed financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 10, 2018 (the “2018 10-K”), and our subsequent filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.  All information in this section for the three and nine months ended September 30, 2019 and 2018 is unaudited and derived from the unaudited condensed financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2018 is derived from our audited financial statements appearing in the 2018 10-K.

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

Third quarter of 2019 business highlights

•

Revenues in the quarter were negatively impacted by the continued delays in expected orders, especially from new customers in the Oil & Gas category. Our sales in Oil & Gas were down 93% in the third quarter of 2019 compared to the third quarter of 2018 and are down 78% through the first nine months of 2019 vs the same period in 2018. Customers within the drilling and pressure pumping segments are reducing active equipment, which has a combined effect of reduced demand of replacement filters among existing customers and the pausing or extension of evaluation periods by prospective customers. While we believe these orders may eventually be received, it has become difficult to predict the timing.

Our exclusive distributor for the Oil & Gas segment, DNOW, has expanded the number of active salespeople supporting the promotion and sale of our product line by over 300%, and they share our belief that many customers will find even greater value in Puradyn products given their need to implement new cost savings measures.

•

Our efforts to diversify our customer base continue to show promise as our Commercial Marine business grew 35% in the third quarter of 2019 compared to the third quarter of 2018 and is up 34% through nine months of 2019 versus the same period in 2018.  In this quarter, we secured new business from industry leader, Campbell Transportation, who is equipping their entire fleet with Puradyn systems.

Key strategies:

During the balance of 2019 and into 2020 we will continue to focus our sales and marketing efforts on:

o	Diversifying our new customer sales efforts to counter weakness in the Oil & Gas segment
o	Continuing to build on our sales momentum in commercial marine and power generation
o	Re-opening efforts with operators of transit buses and other fleets

Outlook

We attribute the decrease in sales in the third quarter of 2019 compared to the third quarter of 2018 to a virtual halt of new system orders from customers within the Oil & Gas industry. While volumes have slowed since the fourth quarter of 2018, the reduced sales activity in the current quarter reflected the continued anxiety and short-term actions to reduce capacity and expenses by Oil & Gas customers. Evaluations continue to increase, and while the results of these evaluations continue to prove our product performance, final decisions to proceed with roll-outs may be delayed due to CapEx freezes across the industry. Our focus on developing new business from within the pressure pumping and midstream segments, both of which we believe may provide more than double the opportunity of our existing onshore rig business, is now being further supported by a threefold expansion in DNOW salespeople actively promoting our product line. Our commercial marine business is growing as more prospective customers are made aware of our proven results at like companies, and we continue to explore new opportunities with bus and truck fleets and remote power generation.

RESULTS OF OPERATIONS

The following table provides certain selected financial information for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(unaudited)			(unaudited)

Net sales	$326,532	$1,306,070	(75%)	$1,278,050	$3,344,272	(62%)
Gross profit	$50,372	$595,075	(92%)	$302,670	$1,437,876	(79%)
Total operating costs	$373,055	$419,557	(11%)	$1,165,870	$1,134,858	3%
(Loss) / income from operations	$(322,683)	$175,518	(284%)	$(863,200)	$303,018	(385%)
Total other expense, net	$(108,968)	$(85,763)	27%	$(297,119)	$(241,134)	23%
Net (loss) / income	$(431,651)	$89,755	(581%)	$(1,160,319)	$61,884	(1,975%)
Basic and diluted earnings (loss) per share	$(0.01)	$0.00	—	$(0.02)	$(0.00)	—

Gross profit

Our gross profit margins for the three and nine months ended September 30, 2019 decreased by 92% and 79% as compared to the three and nine months ended September 30, 2018. The decrease in our gross profit margins for the three and nine months ended September 30, 2019 is attributable to reduced facility utilization due to decreased sales which was partial offset by a decrease in the reserve for slow moving inventory of $(44,053) during the nine months ended September 30, 2019 compared to $13,611 for the nine months ended September 30, 2018. We have been advised by several of our suppliers that prices for various raw materials are being increased as a result of the loss of some of their primary suppliers and higher prices with their secondary suppliers and the unknown impact of recently enacted tariffs by the current administration. However, we are exploring and implementing measures to help mitigate the impact on our costs. We notified our customers of pricing increases effective October 1, 2018 which varied by product, and we will continue to review cost of materials increases and adopt further pricing action in the future as warranted.

Total operating costs

Our total operating costs, which include salaries and wages and selling and administrative expenses, increased slightly during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to increases in early 2019 of salary and advertising expenses which were then offset by cost-cutting measures, including staff reductions and an approximately 20% reduction in factory hours and office salaries that began late in the second quarter of 2019. The decrease in selling and administrative expenses during the third quarter of 2019 from the comparable period in 2018 is attributable to cost-cutting measures, including staff reductions and an approximately 20% reduction in factory hours and office salaries.

Total other expense, net

Total other expense, net represents interest we pay to related parties on amounts advanced to us for working capital. The increase in the 2019 periods from the comparable periods in 2018 reflects our increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $72,549 and a working capital deficit of $2,334,951 at September 30, 2019 as compared to cash on hand of $112,769 and a working capital deficit $1,603,639 at December 31, 2018. Our current ratio (current assets to current liabilities) was .34 to 1 at September 30, 2019 as compared to .45 to 1 at December 31, 2018. The increase in negative working capital is primarily attributable to a decrease in accounts receivable and an increase in accounts payable and operating lease liabilities which were offset by decreases in accrued liabilities and deferred compensation and increase in inventory. We do not currently have any commitments for capital expenditures.

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

In October 2019 we borrowed $43,100 from a third party commercial lender under the terms of a 12 month secured loan agreement which is described later in this report under Part II, Item 5. We utilized these funds for working capital.

We also owe certain of our employees $1,492,370 and $1,564,253, respectively, in deferred cash compensation at September 30, 2019 and December 31, 2018, which represents 42% and 54%, respectively, of our current liabilities on that date. These current and former employees agreed to defer a portion of their compensation to assist us in managing our cash flow and working capital needs. As there is no written agreement with these current and former employees which memorializes the terms of salary deferral, only an election to do so, it is possible these individuals could demand payment in full at any time or elect to no longer defer their salaries, or reduce the amount they currently defer. We do not have sufficient funds to satisfy these obligations.

Our net sales are not sufficient to pay our operating expenses. Our capital requirements depend on a number of factors, including our ability to increase revenues, increase gross profit margins and control our expenses. Over the past few years we have not had any external sources of liquidity, and our discussions with third parties for potential investments have not been successful. We historically have encountered resistance from potential investors on a variety of fronts, including our revenue levels, operating losses, and the amount of debt due to our Executive Chairman. At September 30, 2019 we owe him in excess of $9 million. He is not obligated to lend us any additional funds and a substantial amount of what we owe him is secured by our assets under the terms of a secured note which matures in December 2021. He has advised us that he does not expect to continue to provide working capital advances to the Company at historic levels, if at all Accordingly, during October 2019 we obtained a one year $43,100 principal amount high interest secured loan from a third party commercial lender to provide operating capital. While our Executive Chairman subordinated his first position security interest in our assets to accommodate our need to take out this loan, there are no assurances we will do so in the future should we be forced to seek additional third party loans. Given our declining revenues, history of losses and debt levels, we face a number of challenges in our ability to raise capital from third parties. Our ability to provide for our current working capital needs, pay our obligations as they become due, grow our company, and continue our existing business and operations is in jeopardy. If we are unsuccessful in our efforts to significantly increase our net sales over sustained quarters and/or raise significant outside capital, we will no longer be able to continue as a going concern. In that event, you would lose all of your investment in our company.

Summary cash flows

	Nine Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)

Net cash (used) by operating activities	$(713,140)	$(230,682)
Net cash (used) by investing activities	$(10,080)	$(73,305)
Net cash provided by financing activities	$683,000	$348,459

During the first nine months of 2019 net cash used by our operating activities was principally related to increases in inventory, which were offset by reduced accounts receivable, and an increase in accounts payable. The increases in inventory and accounts payable were a result of the Company’s expected increase in sales and timing of receiving raw materials. During the first nine months of 2018 net cash used by our operating activities was principally related to increases in inventory, accounts receivable and prepaid expenses offset by increase in accounts payable and accrued liabilities. The increases in accounts receivable as well as the corresponding increases in inventory and accounts payable were a result of the Company’s expected increase in sales and timing of receiving raw materials.

During the first nine months of 2019 and 2018, net cash used by investing activities represented capitalized patent costs.

During the first nine months of 2019, net cash provided by financing activities represented loans from related parties. During the first nine months of 2018, net cash provided by financing activities represented loans from related parties, net of capital lease payments.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

On October 24, 2019 we entered into a Business Loan Agreement with Kabbage® pursuant to which we borrowed $43,100 under the terms of a one year secured loan. The terms of the loan provided for a loan fee of $7,111.50 which results in an effective annual interest rate of 26.56%. We utilized these proceeds for working capital. We granted Kabbage® a security interest in our assets as collateral for this loan. The loan, which provides for monthly payments, may be prepaid by us at any time without penalty. The loan agreement includes customary events of default, as well as a cross default against any other loan and/or security agreement to which we are a party or if a judgment is entered against us in excess of $250, subject to a 30 day cure period. This loan has been personally guaranteed by Mr. Edward S. Vittoria, our Chief Executive Officer.

In order to permit us to take out this loan, we have entered into a Subordination Agreement (Affiliated Creditor) with Mr. Joseph V. Vittoria pursuant to which he subordinated to Kabbage® his first position security interest in our assets which serves as collateral under the Secured Note we issued him in the principal amount of $9,129,430.15.

The foregoing descriptions of the terms and conditions of the Business Loan Agreement with Kabbage® and the Subordination Agreement (Affiliated Creditor) with Mr. Vittoria are qualified in their entirety by reference to these agreements which are filed as Exhibits 10.1 and 10.2, respectively, to this report.

ITEM 6.

EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation dated July 24, 1996	10-SB	7/30/96	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated December 13, 1996	8-K	1/9/97	3.(I)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated February 3, 1998	8-K/A	2/12/98	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated March 5, 2009	8-K	3/16/09	3.4
3.5	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011	10-Q	8/15/11	3.4
3.6	Bylaws	10-SB	7/30/96	3.2
10.1	Business Loan Agreement				Filed
10.2	Subordination Agreement (Affiliated Creditor)				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer				Filed
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURADYN FILTER TECHNOLOGIES INCORPORATED

Date: November 13, 2019	By:	/s/ Edward S. Vittoria
Edward S. Vittoria, Chief Executive Officer, principal executive officer

Date: November 13, 2019	By:	/s/ Martin Scott
CFO Consultant, principal financial and accounting officer