Form 10-K
period 2019-12-31
PURADYN FILTER TECHNOLOGIES INC
filed 2020-04-15
CIK 1019787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

NONE

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

Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,038,421on June 29, 2019.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 69,016,468 shares of common stock are outstanding as of April 7, 2020.

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

•

the impact of the Covid-19 pandemic on our company;

•

our need for additional capital;

•

the significant decline in our net sales during 2019;

•

our dependence on sales to a limited number of customers;

•

the terms of secured loans for which we have granted security interests in our assets;

•

the significant amount of deferred compensation owed to two of our executive officers and two former employees and our ability to pay these amounts;

•

our ability to protect our intellectual property;

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

OTHER PERTINENT INFORMATION

We maintain a corporate website at www.puradyn.com.  The information which appears on our website is not part of this report.

When used in this annual report, the terms "Puradyn", the “Company,” "we," "our," and "us" refers to Puradyn Filter Technologies Incorporated, a Delaware corporation. “2018” refers to the year ended December 31, 2018; “2019” refers to the year ended December 31, 2019; and “2020” refers to the year ending December 31, 2020.

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

Impact of the Covid-19 Pandemic on Puradyn

To date, and as described later in this report, we have been materially and adversely impacted by the disruptions in our business as a result of the Covid-19 pandemic.  Our company is located in Palm Beach County, Florida which is subject to a “stay at home” order. While we are able to continue operations as a non-consumer facing company that can fulfill shipments with a minimal staff that can maintain social distancing, we have reduced manufacturing and shipping to approximately 1 day per week. Even before we reduced operations, we were experiencing a general slowdown on all business as our customers slowed or ceased orders due to their limited or suspended operations. Notably, the Oil & Gas segment, traditionally our largest customer segment, has been especially impacted by the reduction in oil and gas demand as well as steep declines in oil and gas pricing, which has resulted in a significant reduction in planned capital expenditures. The ultimate impact of the Covid-19 pandemic on our company is unknown.

Products

Our core product, the patented Puradyn bypass oil filtration system, is offered in two primary applications, engine systems and custom-engineered hydraulic systems, which can be attached to almost any engine or hydraulic application. The Puradyn bypass filtration system is similar to a kidney dialysis machine that provides an additional filtration circuit outside the body/engine to filter blood/oil and rid it of impurities, keeping the blood/oil continually clean. Whenever the engine or machinery is operating, the Puradyn is extracting from the oil solid particles down to less than one micron (1/39 millionth of an inch), as well as liquid contaminants, protecting the engine or hydraulic equipment from harmful wear and less efficient operation caused by these contaminants. Puradyn replacement filter elements contain an additive package that serves to replenish base additives (in engine lube oil only) in the oil during the filtration process, helping to maintain the oil’s proper chemical balance and viscosity.

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

The Puradyn system is offered in seven different-sized systems that can be used in single or multiple configurations to effectively filter sizes from small (4 qt. / 3.8 L) to large (510 gal. / 1930.50 L) sump capacity engines, allowing the product to be used virtually on most engines in every industry. The system offers water contaminant removal through the Company’s patented Polydry® polymer technology embedded in each filter element.

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

Distribution

We currently have a network of approximately 45 domestic and international distributors and dealers; however, the majority of our products are sold through a limited number of distributors. Our distributors and dealers sell products to a number of industries, including oil and gas services, power generation, construction and forestry, commercial marine, mining, and transportation. Currently, international sales are administered by Puradyn from the United States. The international distributors are located in South America, Europe, the Middle East, and Asia. Our international distributors purchase product directly from the Company and sell to their existing or new customers. All distributor agreements can be terminated by either party with a 30 to 60 day written notice.

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

Sales

Direct Sales

The Company directly and/or with the assistance of its manufacturer's representatives, distributors, or other agents, markets its products directly to OEMs, other distributors and national accounts. We are dependent upon sales from a limited number of customers. At December 31, 2019, one customer represented approximate 64% of total accounts receivables, and sales from two customers represented 37% and 30% for a total of 67% of sales. At December 31, 2018 one customer represented approximately 95% of total accounts receivables. During the year ended December 31, 2018 sales from four customers represented 41%, 21%, 11% and 10% for a total of 83% of sales. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

International Sales

The Company, directly and/or with the assistance of commission-based manufacturer's representatives, has established primarily non-exclusive distributors and sales representation in various countries, including the Middle East, Germany, Turkey, United Kingdom, Thailand, Colombia, and others. The ultimate success of these and other distributors primarily depends upon their ability to successfully introduce and sell the product in their respective territories, including obtaining local evaluations, establishing distribution, and other factors similar to those faced by the Company in the United States. Unlike domestic sales, the Company has a policy that international sales be paid in advance or secured by a letter of credit before shipping. The Company’s credit risk is minimal with international sales as a result of this policy. Total international sales amounted to approximately 25% and 10% of net sales in 2019 and 2018, respectively.

Manufacturing and Production

The Company purchases component parts for unit housings and filter elements. The component parts are assembled, packed and shipped from our facility in Boynton Beach, Florida.

We currently source a majority of our raw materials and component parts from various vendors in the United States, and actively search for suppliers that are based in the United States. Substantially all the tools and dies used by certain of our vendors are owned by the Company. We have researched alternative sources of supply and do not anticipate that the loss of any single supplier would have a material long-term adverse effect on our business, operations or financial condition. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers which could result in a loss of sales revenue in future periods. The Company achieved ISO 9001 registration from the International Organization for Standardization, validating its Quality Management Standards process for ‘design, manufacture, sales and distribution of bypass oil filtration systems and replacement filters for various industries.’

Engineering and development costs are expensed as incurred. During the years ended December 31, 2019 and 2018, we incurred engineering and development costs, excluding payroll and benefit expenses for engineering, in the amount of $7,097 and $5,866, respectively, which are included in selling and administrative expenses in the accompanying statements of operations.

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

We rely on a combination of trade secrets, patents and trademarks to establish and protect our intellectual property rights. As of December 31, 2019, we had issued nine U.S. patents and 22 issued international patents that directly relate to our technology that expire between 2020 and 2037, and 4 pending patent applications internationally.

Subject to the availability of sufficient working capital, we expect to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

In 2019 and 2018 we spent $7,097 and $5,866, respectively, on engineering and development.  During 2019 we recorded an expense of $66,234 for the impairments of patents as we could not identify any future economic value.

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

Employees

At April 7, 2020, the Company had 13 full-time employees, including our executive officers.

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

ITEM 1A.

RISK FACTORS.

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected, and you could lose your entire investment in our Company.

Risks Related to our Business

THERE ARE NO ASSURANCES WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2019. For the years ended December 31, 2019 and 2018, we reported net losses of $1,686,641 and $216,382, respectively, and at December 31, 2019 we had a working capital deficit of $2,820,926. At December 31, 2019, we had an accumulated deficit of approximately $64.5 million. Our financial statements have been prepared on the basis that we will operate as a going concern; however, as set forth in the report on our audited financial statements issued by our independent auditor appearing later in this report, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues, if ever, particularly in light of the adverse impact of the Covid-19 pandemic on our Company’s operations. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our Company.

WE EXPECT THE IMPACT OF THE COVID-19 PANDEMIC ON OUR COMPANY TO MATERIALLY IMPACT OUR RESULTS OF OPERATIONS IN 2020.

We have been materially and adversely impacted by the disruptions in our business as a result of the Covid-19 pandemic.  Our company is located in Palm Beach County, Florida which is subject to a “stay at home” order.  While we are able to continue limited operations as a non-consumer facing company that can fulfill orders and shipments with a minimal staff that can maintain social distancing, we have reduced production and shipments to approximately 1 day per week.

•

As described elsewhere herein, we are materially dependent on revenues from a limited number of customers. Even before the “stay at home” order was issued, we were experiencing a significant decline in orders from our customers because of disruptions in our customers’ businesses as a result of the Covid-19 pandemic. In addition, as a result of our historic concentration on sales to customers in the oil and gas industry, the decline in oil prices is expected to further materially adversely impact our sales beginning with the first quarter of 2020. During the first quarter of 2020 we have also already experienced a slowdown from customer’s inquiries from other industries and we expect that trend to continue until such time as the full impact of the virus is known, travel restrictions are lifted and corporate capital expenditures are normalized;

•

We also expect delays in our supply chain, including delivery of raw materials and component products as companies throughout the country are affected by local quarantines and disruptions.

While the foregoing are some of the immediate impacts we are witnessing, this list is not exhaustive and we are unable to predict the overall impact on our company at this time. Our loss of revenues will materially impact our liquidity, and we do not know if we have sufficient access to working capital from historic sources to continue as a going concern. Our senior management will continue to monitor our situation on a daily basis. However, we expect that these factors and others we have yet to experience will materially adversely impact our company, its business and operations for the foreseeable future.

WE NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY AND WE WILL BE UNABLE TO CONTINUE AS A GOING CONCERN.

As described elsewhere herein, our net sales are not sufficient to pay our operating expenses. Our capital requirements depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. Historically, our operations have been financed primarily through a credit line from our Executive Chairman, as well as short-term loans from other affiliates. At December 31, 2019, we owed him approximately $9.5 million which is due on December 31, 2021. In 2017 he advised us that he did not expect to continue to provide working capital advances to the Company at historic levels, if at all. In 2019 and 2018, we borrowed additional $833,000 and $325,000, respectively from him under short term demand notes. On March 9, 2020 the Company entered into a Revolving Credit Agreement with Christian Meissner pursuant to which Mr. Meissner agreed to make a $250,000 credit line available to us from time to time until September 30, 2020.  Our ability to draw amounts under the credit line is at the discretion of Mr. Meissner.  On March 9, 2020 we drew an initial $100,000 under this credit line and $33,618 to satisfy our obligations under the Business Loan Agreement with Kabbage and we used the balance of the proceeds for working capital. The reductions in the amount of advances to us from our Executive Chairman have adversely impacted our operations from time to time and there are no assurances Mr. Meissner will agree to make further advances to us under the Revolving Credit Agreement. While we do not have any external sources of liquidity at this time, the Company is in continuing discussion with third parties for potential investment. These historic discussions, however, have not resulted in identifying any potential capital raising transactions which were upon proposed terms which we believed were fair to our Company and our stockholders. Given our history of losses and secured debt levels and the adverse impact of the Covid-19 pandemic on our Company’s operations, we expect to continue to face a number of significant challenges in our ability to raise capital. If we do not raise funds as needed, or if we should be unable to borrow additional funds under the Revolving Credit Agreement, our ability to provide for current working capital needs, pay our obligations as they become due, and continue our existing business and operations is in jeopardy. In this event, we would no longer be able to continue as a going concern, and you could lose all of your investment in our Company.

OUR NET SALES DECREASED IN 2019 FROM 2018 AND ARE NOT SUFFICIENT TO FUND OUR OPERATING EXPENSES.

Net sales for 2019 decreased by 64% from 2018 and our current operations remain insufficient to fund our operating expenses and pay our obligations as they become due. We used cash in operations of approximately $945,916 and $187,222 in 2019 and 2018, respectively. Our gross profit margins decreased from 41% in 2018 to 14% during 2019.The decrease in our gross profit margins in 2019 is attributable to reduced sales which is attributable to reduced facility utilization due to decreased sales and an increase in the reserve for slow moving inventory of $30,368. We are unable to predict when, if ever, our gross margins will return to 2018 levels.  This significant decline in our gross profit margins further exacerbates our ability to continue as a going concern.

WE ARE DEPENDENT UPON SALES TO A LIMITED NUMBER OF CUSTOMERS AND ONE EXCLUSIVE DISTRIBUTOR REPRESENTING THE OIL AND GAS INDUSTRY.

 We are dependent upon sales to a limited number of customers. During 2019 sales from two customers represented a total of 67% of sales and during 2018 sales from four customers represented a total of 83% of sales. We do not have contracts with our customers and the loss of sales from one or more of these customers could materially impact our results of operations in future periods.  In addition, in September 2017, we granted DNOW exclusive worldwide rights to sell our products in the oil and gas industry. Sales under the agreement amounted to approximately $556,302 in 2019, representing approximately 37% of our total net sales for 2019 versus $1.7 million in 2018 representing 42% of our total net sales in 2018. There are no binding obligations from DNOW to purchase a certain amount of product from us, nor to undertake any specific marketing or sales incentives related to our products. While we granted DNOW these exclusive rights because we believed its distribution network was broad enough that it could facilitate our growth in this industry, we are wholly dependent upon DNOW’s sales efforts over which we have limited control. The exclusive nature of this agreement prevents us from engaging other distributors to facilitate sales of our products in the oil and gas industry. In that event, our revenues may be adversely impacted in future periods.

OUR ASSETS SERVE AS COLLATERAL UNDER A TWO SECURED LENDING ARRANGEMENTS.

As described elsewhere in this report, in March 2019 under the terms of a note exchange agreement with our Executive Chairman, we granted him a first position security interest in our assets in exchange for his agreement to extend the due date of the obligations due to our Executive Chairman to December 31, 2021.  At December 31, 2019 we owe him approximately $9.5 million.  In March 2020, the Company entered into a Revolving Credit Agreement with Christian Meissner pursuant to which Mr. Meissner agreed to make a $250,000 credit line available to us from time to time until September 30, 2020which is secured by a first position security interest in our assets.  In connection with this transaction, our Executive Chairman entered a Subordination Agreement subordinating his first position security interest to this new secured lender.  If we were to default on our obligations under these security agreements, one or both of the lenders could seek to foreclose on our assets in which event we would be unable to continue our operations, even assuming such operations resume once the “stay at home” order described earlier in this report is lifted.  In that event, you would lose your entire investment in our company.

AT DECEMBER 31, 2019 OUR CURRENT LIABILITIES INCLUDE $1,542,423 OF DEFERRED COMPENSATION. WE DO NOT HAVE THE FUNDS TO PAY THESE AMOUNTS.

Since 2005, Mr. Kroger, our President and COO, has deferred a portion of his compensation to assist us in managing our cash flow and working capital needs. In addition, Mr. Edward Vittoria, our CEO who joined our company in May 2018, is also deferring a portion of his compensation when necessary to assist us in managing our cash flow and working capital needs. Finally, two other former employees, who no longer receive a salary, received regular payments from their deferred compensation through May 31, 2019, after which we did not maintain adequate cash flow to continue making such payments. As there is no written agreement with these employees which memorializes the terms of salary deferral, only an election to do so, it is possible that the employees could demand payment in full at any time, elect to no longer defer their salaries, or reduce the amount they currently defer. Unless we are successful in raising additional capital, we are unable to satisfy this or any other demands by these officers and employees for full payment of these obligations, of which there are no assurances. On or about April 9, 2020 a former employee of the Company filed a complaint in the circuit court of the 15th judicial circuit in and for Palm Beach County, Florida, alleging breach or oral contract for failure to pay deferred salary, demanding relief of approximately $356,500 in deferred salary, plus applicable interests and attorneys’ fees and costs. While as of the date of this filing the Company has not been served with the complaint, the Company intends to vigorously defend itself against the claims.

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

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At December 31, 2019, we had 69,016,468 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, were outstanding:

•

350,000 shares of our common stock issuable upon the exercise of warrants with exercise price $0.050 per share; and

•

11,152,500 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $0.017 per share to $0.046 per share.

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

ITEM 2.

PROPERTIES.

We lease approximately 25,500 square feet of office and warehouse space in Boynton Beach, Florida which serves as our principal executive offices, from an unrelated third party under a lease which expires on July 31, 2024. On June 29, 2018, the Company entered into a non-cancellable five-year lease for the same facilities commencing August 1, 2019 and expiring July 31, 2024. The lease will require an initial rent of $14,899 per month, beginning August 1, 2019 for the first year, increasing by 3% per year to $16,769 per month in the fifth year. In addition, the Company is responsible for all operating expenses and utilities. As part of the lease the landlord reimbursed the Company $58,000 towards the replacement of air conditioning units, upon written request.

ITEM 3.

LEGAL PROCEEDINGS.

On or about April 9, 2020 a former employee of the Company filed a complaint in the circuit court of the 15th judicial circuit in and for Palm Beach County, Florida, alleging breach or oral contract for failure to pay deferred salary, demanding relief of approximately $356,500 in deferred salary, plus applicable interests and attorneys’ fees and costs. While as of the date of this filing the Company has not been served with the complaint, the Company intends to vigorously defend itself against the claims.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our Company.

PART II

ITEM 5.

STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB® Tier of the OTC Markets under the symbol PFTI.

On April 9, 2020, the last sale price of our common stock as reported on the OTCQB® was $0.01. As of April 9, 2020, there were 343 record owners of our common stock. The transfer agent for the Company’s common stock is ClearTrust LLC, 16540 Pointe Village Drive, Suite 201, Lutz, Florida 33558.

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

Overview

We focus our sales strategy on individual sales and distribution efforts as well as on the development of a global distribution network that will not only sell, but also install and support our product. DistributionNow (DNOW) joined the Puradyn distributor network in 2016 and became exclusive distributor for the oil and gas industry in September 2017. With 300 locations worldwide, DNOW provides the potential to reach to new markets and customers which we would otherwise not be able to effectively reach, and consistently support our product on a global basis. MNI Diesel, LLC (MNI) joined the Puradyn distributor network in 2012, and in August 2018 became the exclusive distributor of Puradyn products to the commercial marine industry for the Ohio and Mississippi River Valleys and the U.S. Gulf Coast of Texas, Louisiana, Mississippi and Alabama. In addition to the DNOW network and MNI, we currently have approximately 45 distributors and manufacturer representatives that sell and/or service the Puradyn system in the U.S. and internationally. Today our products are found around the world in a number of industries, including oil and gas, power generation, construction and forestry, commercial marine, mining, and transportation.

2019 business highlights

•

Revenues throughout 2019 were negatively impacted by the continued delays in expected orders, especially from new customers in the Oil & Gas category. Our sales in Oil & Gas were down 79% in 2019 compared to the 2018. Customers within the drilling and pressure pumping segments are reducing active equipment, which has a combined effect of reduced demand of replacement filters among existing customers and the pausing of orders by prospective customers. While we believe these orders may eventually be received, it has become difficult to predict the timing. Two major customers in the midstream category have also delayed orders despite the fact that results from their respective pilots met or exceeded targets.

•

Our efforts to diversify our customer base continue to show promise as our Commercial Marine business grew 17% during 2019 compared to 2018. In 2019 we secured new business from industry leader, Campbell Transportation, who purchased Puradyn systems for their entire fleet.

•	A major government contractor that manages the maintenance of generators at remote U.S. military operations purchased new systems for one of their primary locations.

•	We launched a completely updated website at www.puradyn.com including an e-commerce component to facilitate direct-to-consumer sales.

2019 financial highlights:

•	A 64% decline in net sales during 2019 compared to 2018;
•	Gross profit margins declined from 41% in 2018 to 14% in 2019; and
•	A net loss of $(1,686,641) for 2019 compared to a loss of $(216,382) in 2018.

Key strategies:

We are focusing our sales and marketing efforts in 2020 on:

•	Finding new partners to help broaden Puradyn’s reach and relevance
•	Continuing to build on our sales momentum in commercial marine and power generation to help diversify from historical dependence on the Oil & Gas category;
•	Re-opening efforts with operators of transit buses and other fleets; and
•	Further expanding in key international markets through new and existing distributors.

In addition, from an operating standpoint we are placing additional emphasis on:

•	Finding new partners for access to capital
•	Reducing general and administrative costs to help offset lower sales; and
•	Managing materials costs and preparing for any impacts from new tariffs or supply chain disruption due to COVID-19

Outlook

We attribute the decrease in 2019 sales to a virtual halt of new system orders and reduced filter orders due to oversupply in late 2018 from customers within the Oil & Gas industry.  Our primary business segment is now Commercial Marine, which may likely continue to drive the majority of sales in 2020. While the Oil & Gas segment will likely remain weak in 2020 due to continued downsizing of active rigs, we do anticipate an increase in filter demand for the remaining active equipment later in 2020 as customer inventories diminish. We are also continuing to try and finalize a large transit bus opportunity that has been worked on for two years, which is now only being held up by financing on the customer side. And finally, we are working to increase sales with government contractors maintaining large generator fleets for remote operations.  Our business in 2020 will likely be negatively impacted by the reduction in customer demand associated to Covid-19 closures, but the degree of this impact is difficult to determine at this time.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses each year since inception and have relied on loans from related parties to fund our operations. These recurring operating losses, liabilities exceeding assets and the reliance on cash inflows from our principal stockholder, as set forth above, have led our independent registered public accounting firm Liggett & Webb, P.A. to include a statement in its audit report relating to our audited financial statements for 2019 and 2018 expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Results of Operations

The following table provides certain selected financial information for the periods presented:

	Years Ended December 31,
	2019	2018	% change
Net sales	$1,526,429	$4,203,556	(64%)
Gross profit	$218,807	$1,740,348	(87%)
Total operating costs	1,498,214	1,629,278	(8%)
Income (loss) from operations	$(1,279,407)	$111,070	(1,252%)
Total other (expense), net	(407,234)	(327,452)	(24%)
Net loss	$(1,686,641)	$(216,382)	679%
Basic and diluted earnings (loss) per share	$(0.02)	$(0.00)	679%

Net sales

The decrease in net sales in 2019 as compared to 2018 was driven primarily by a 79% decline in sales to the Oil & Gas segment where customers within the drilling and pressure pumping segments reduced active equipment, which has a combined effect of reduced demand of replacement filters among existing customers and the pausing of new system orders by prospective customers.

Gross profit

The decrease in our gross profit margins in the 2019 periods is attributable to reduced facility utilization and operating efficiencies due to decreased sales which were partially offset by an increase in the reserve for slow moving inventory from amounts recorded in 2018. We have been advised by several of our suppliers that prices for various raw materials are being increased as a result of the loss of some of their primary suppliers and higher prices with their secondary suppliers and the unknown impact of recently enacted tariffs by the current administration. However, we are exploring and implementing measures to help mitigate the impact on our costs. We notified our customers of pricing increases effective October 1, 2018 which varied by product, and we will continue to review cost of materials increases and adopt further pricing action in the future as warranted.

Total operating costs

Our total operating costs, which include salaries and wages and selling and administrative expenses, increased during 2019 due to increases in early 2019 of salary and advertising expenses which were then offset by cost-cutting measures, including staff reductions and a 20% reduction in factory hours and office salaries that began late in the second quarter of 2019. The additional expense was offset by the impact of two employees who are now being paid only from deferred compensation. The increase also attributable to increases in non-cash expenses associated with stock compensation to employees and our decision to restart targeted advertising. The Company also recorded an expense of $66,234 in 2019 for the impairments of patents as it could not identify any future economic value. We anticipate that our selling and administration expenses will increase slightly throughout 2020, inclusive of communication costs, office supplies, and other components of administrative expenses, although we are unable at this time to quantify the amount of this expected increase.

Total other expense, net

Total other expense, net represents interest we pay to related parties on amounts advanced to us for working capital.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $77,516 and a working capital deficit of $2,820,926 at December 31, 2019 as compared to cash on hand of $112,769 and a working capital deficit of $1,603,639 at December 31, 2018. Our current ratio (current assets to current liabilities) was .27 to 1 at December 31, 2019 as compared to .45 to 1 at December 31, 2018. The increase in negative working capital is primarily attributable to a decrease in accounts receivable and increases in operating lease liabilities, short-term loan and notes payable - stockholders which were offset by decreases in accrued liabilities and deferred compensation and increase in inventory. We do not currently have any commitments for capital expenditures.

Our net sales are not sufficient to pay our operating expenses or satisfy our obligations as when they become due.  Historically, we have been materially reliant on working capital advances from our Executive Chairman to address our liquidity and working capital issues through the utilization of the borrowing agreement with him. In 2019 we borrowed an additional $833,000 from him under short-term demand notes. In addition, the Company received additional loans in the amount of $50,000 from a related party to both the Company’s Executive Chairman and its Chief Executive Officer, as advances for working capital needs.

On March 25, 2019 we entered into a note exchange agreement with our Executive Chairman pursuant to which he exchanged $7,989,622 of principal and $395,510 of accrued interest which was due on December 31, 2019 under an unsecured loan for a secured promissory note in the principal amount of $8,385,132. The note, which matures on December 31, 2021, bears interest at 4% per annum, payable monthly, and is secured by a first position security interest in our assets. In addition, we owe him $1,158,000 for other working capital advances which are due on demand.  Subsequent, he subordinated his first position security interest to additional secured lenders.

We also owe two of our executive officers and two former employees $1,542,423 in deferred cash compensation at December 31, 2019, which represents 40% of our current liabilities on that date. These current and former employees agreed to defer a portion of their compensation to assist us in managing our cash flow and working capital needs. As there is no written agreement with these current and former employees which memorializes the terms of salary deferral, only an election to do so, it is possible these individuals could demand payment in full at any time or elect to no longer defer their salaries, or reduce the amount they currently defer One employee has formally demanded the full repayment of his remaining deferred compensation. Unless we are successful in raising additional capital, we are unable to satisfy this or any other demands by these officers and employees for full payment of these obligations, of which there are no assurances.

Our net sales are not sufficient to pay our operating expenses. Our capital requirements depend on a number of factors, including our ability to increase revenues, increase gross profit margins and control our expenses. Over the past few years we have not had any external sources of liquidity, and our discussions with third parties for potential investments have not been successful. We historically have encountered resistance from potential investors on a variety of fronts, including our revenue levels, operating losses, and the amount of debt due to our Executive Chairman. At December 31, 2019 we owe him in excess of $9 million. He is not obligated to lend us any additional funds and a substantial amount of what we owe him is secured by our assets under the terms of a secured note which matures in December 2021. He has advised us that he does not expect to continue to provide working capital advances to the Company at historic levels, if at all.

Accordingly, during October 2019 we obtained a one year $43,100 principal amount, high-interest secured loan from a third party commercial lender to provide operating capital. While our Executive Chairman subordinated his first position security interest in our assets to accommodate our need to take out this loan, there are no assurances we will do so in the future should we be forced to seek additional third party loans. On March 9, 2020 the Company entered into a Revolving Credit Agreement with Christian Meissner pursuant to which Mr. Meissner agreed to make a $250,000 credit line available to us from time to time until September 30, 2020.  Under the terms of the Agreement, amounts we borrow from Mr. Meissner will be evidenced by a 5% Senior Secured Revolving Note.  The Note will pay interest at the rate of 5% per annum, matures on September 30, 2020 and our obligations thereunder are secured by a first position security interest in our assets as evidenced by a Security Agreement of even date by and between the Company and Mr. Meissner.  Our secured creditor, Mr. Joseph V. Vittoria, our Executive Chairman, entered a Subordination Agreement subordinating his first position security interest in our assets which secures a Senior Secured Promissory Note in the principal amount of $8,385,132 due Mr. Vittoria to Mr. Meissner. On March 9, 2020 we drew an initial $100,000 under this credit line and on March 12, 2020 used $33,618 of the proceeds to satisfy our obligations under the Business Loan Agreement with Kabbage dated October 24, 2019.  We are using the balance of the proceeds for working capital.

Given our declining revenues, history of losses and debt levels, we face a number of challenges in our ability to raise capital from third parties. Our ability to provide for our current working capital needs, pay our obligations as they become due, grow our company, and continue our existing business and operations is in jeopardy. If we are unsuccessful in our efforts to significantly increase our net sales over sustained quarters and/or raise significant outside capital, we will no longer be able to continue as a going concern. The adverse impact of the Covid-19 pandemic on our business and operations as discussed earlier in this report is further exacerbating our already precarious financial position.  It is possible that we may elect to seek bankruptcy protection if our operations continue to be adversely impacted to levels which make our ability to continue as a going concern unachievable. In that event, you would lose all of your investment in our company.

Summary cash flows

	Years Ended December 31,
	2019	2018

Net cash (used) by operating activities	$(945,916)	$(187,222)
Net cash (used) by investing activities	$(11,845)	$(102,277)
Net cash provided by financing activities	$922,508	$347,830

During 2019 net cash used by our operating activities was principally related to an increase in inventory, which was offset by decreases in accrued liabilities and accounts receivable. During 2019, the Company entered into an accounts receivable financing agreement, similar to accepting credit cards, which improved cash flow by accelerating accounts receivable. The increases in inventory and accounts payable were a result of the Company’s expected increase in sales and timing of receiving raw materials. The decrease in accrued liabilities was mainly the result of the conversion of $395,510 of accrued interest into a note payable. During 2018 net cash used by our operating activities was principally related to increases in inventory, accounts receivable and offset by increases in accounts payable and accrued liabilities. The increases in accounts receivable as well as the corresponding increases in inventory and accounts payable were a result of the Company’s expected increase in sales and timing of receiving raw materials

During 2019 and 2018, net cash used by investing activities represented capitalized patent costs and purchases of equipment.

During 2019, net cash provided by financing activities represented increase in notes payable to stockholder and proceed of $43,000 from a short-term loan, net of repayment of short-term loan. During 2018, net cash provided by financing activities represented increase in notes payable to stockholders, net of capital lease payments and repayments of note payable to stockholders.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, which includes our Chief Executive Officer, and our CFO consultant who serves as our principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and our CFO consultant who serves as our principal financial and accounting officer, concluded that as of December 31, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework “2013”. Based on this assessment, our management has concluded that as of December 31, 2019, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and/or members of our Board of Directors:

Name	Age	Positions
Joseph V. Vittoria	84	Executive Chairman of the Board of Directors
Edward S. Vittoria	48	Chief Executive Officer and Director
Kevin G. Kroger	68	President, Chief Operating Officer and Director
John S. Caldwell	75	Director

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

CFO Consultant

During2019 and 2018 we engaged a company owned by Mr. Martin Scott, to assist us in the preparation of our financial statements. Under the scope of this engagement, Mr. Scott, who is not an executive officer or employee of our company, also serves as our principal financial and accounting officer.  Mr. Scott is the President of Martin Scott CFO Consulting Services Inc., which provides chief financial officer services to various companies. Mr. Scott holds a Bachelor of Science from the Florida State University, is a member of The American Institute of Certified Public Accountants and a Certified Public Accountant licensed in the State of Florida.

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the year ended December 31, 2019 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2019, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any officer, director or 10% or greater stockholder that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2019.

Code of Ethics

We have adopted a Business Ethics and Conflicts of Interest Statement outlining business ethics and conflicts of interest for all officers, directors and employees of the Company, including procedures for prompt internal reporting of violations of the code to the appropriate persons.

You will find a copy of our Business Ethics and Conflicts of Interest Statement posted on our website at https://www.puradyn.com under Investor Relations, or you may write to us at Puradyn Investor Relations, 2017 High Ridge Road, Boynton Beach, FL 33426.  Our Code of Ethics applies to all directors, officers and employees. We will provide a copy to you upon request at no charge.

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for:

•

our principal executive officer or other individual serving in a similar capacity, and

•

two most highly compensated executive officer other than our principal executive officer was were serving as an executive officer at December 31, 2019.

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with FASB ASC 718, Compensation-Stock Compensation. Two executives deferred 5% and 23% in 2019 and 0% and 2% in 2018 of base wages, respectively. The amounts included below reflect wages actually earned during the respective periods.

SUMMARY COMPENSATION TABLE –
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph V. Vittoria [1]	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—

Edward S. Vittoria[2]	2019	180,000							180,000
	2018	108,574	50,000		101,437				260,011

Kevin Kroger [3]	2019	186,000						11.385	197,385
	2018	186,000	—	—	10,854	—	—	15,460	212,314

———————

1.

Mr. Joseph Vittoria is our Executive Chairman. Mr. Vittoria’s compensation excludes interest paid to him under the working capital loan he provides to our Company. See Item 13. Certain Relationships and Related Transactions, and Director Independence appearing later in this report.

2.

Mr. Edward Vittoria is our Chief Executive Officer. He voluntarily reduced his base salary beginning in June 2019, from $200,000 to $160,000. Annual salary and bonus deferral of $9,136 and $50,000 is included in his salary and bonus for 2019 and 2018, respectively, in the foregoing table.

3.

Mr. Kroger serves as our President and Chief Operating Officer. All Other Compensation in the foregoing table represents the aggregate dollar amount of a car allowance received by Mr. Kroger during each fiscal year and disability and life insurance premiums we pay on his behalf. Annual salary and other compensation deferral of $46,186 and $2,994 is included in his salary and other compensation for 2019 and 2018, respectively, in the foregoing table. As there is no written agreement with Mr. Kroger which memorializes the terms of salary deferral, only an election to do so, it is possible that he could demand payment in full at any time, elect to no longer defer his salary, or reduce the amount he currently defers.

How our Executive Officers Compensation is Determined

On May 18, 2018 we entered into a letter agreement with Mr. Edward S. Vittoria pursuant to which he agreed to be employed by us as our Chief Executive Officer for an initial term ending May 31, 2019, which such term may be extended by mutual agreement upon terms and conditions to be mutually agreed upon prior to the expiration of such initial term. Under the terms of the letter agreement we agreed to pay him: (i) an annual base salary of $200,000, payable in accordance with our normal payroll practices; (ii) an annual cash bonus to be awarded by our Board of Directors in January in a minimum amount of $50,000; and (iii) granted him options to purchase 6,500,000 shares of our common stock, vesting one-third in arrears, at an exercise price equal to fair market value on the date of grant pursuant to the terms and conditions of our 2018 Equity Compensation Plan. He is also entitled to: (i) participate in all of our benefit programs currently existing or hereafter made available to executive and/or salaried; (ii) an amount of annual paid vacation consistent with his position and length of service to us; and (iii) reimbursement for all reasonable, out of-pocket expenses incurred by him. In June, 2019, Mr. Vittoria voluntarily reduced his base salary by 20% from $200,000 to $160,000. As a result, his net base salary was approximately $180,000 in 2019. He also deferred $9,136 of his base salary in 2019. During 2018, Mr. Vittoria’s annual cash bonus of $50,000 was deferred in entirety.

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

On November 16, 2017 we entered into an addendum with Mr. Kroger pursuant to which the amount of his life insurance policy was reduced, but all other terms and conditions of the contract remain in effect. During 2019 and 2018, Mr. Kroger’s base annual salary was $186,000 with approximately $46,186 and $2,994, or 23% and 2%, respectively, deferred annually. Mr. Kroger also deferred approximately $10,154 in other compensation in 2019. As there is no written agreement with Mr. Kroger which memorializes the terms of salary deferral, only an election to do so, it is possible that he could demand payment in full at any time, elect to no longer defer his salary, or reduce the amount he currently defers. In addition, on April 12, 2018, the Company granted Mr. Kroger options to purchase 600,000 shares of the Company’s common stock, at an exercise price of $0.0189. The options vest over a three-year period and expire April 12, 2028.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2019:

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Joseph V. Vittoria		—	—			—	—	—	—
Edward S. Vittoria	2,166,667	4,333,333		0.017	05/18/2028
Kevin Kroger	200,000	400,000		0.0189	04/12/2028
	100,000	—	—	0.21	09/08/2020	—	—	—	—
	150,000	—	—	0.28	02/04/2021	—	—	—	—
	150,000	—	—	0.14	03/30/2022	—	—	—	—
	100,000	—	—	0.16	05/26/2025	—	—	—	—

Incentive and Non-qualified Stock Option and Stock Award Plans

We currently have three stock option plans, our 2018 Option Plan, 2010 Option Plan, and our Directors' Plan.  Our earlier plans which were adopted in 1996 and 1999 have expired by their terms. Please see Note 15 to the notes to our financial statements appearing elsewhere in this report for a description of the material terms of these plans.

Director Compensation

Our management directors do not receive compensation for their Board services.  Each independent member of the Board of Directors is automatically granted 5,000 options upon election or appointment as a new member of the Board of Directors. Each independent director receives an additional 5,000 options at the close of each annual meeting of stockholders or on the anniversary of their appointment to the Board. Additionally, and at such time as the Board forms committees, each independent director automatically received 2,500 options for each committee of the Board on which the director serves. Options are granted at a price equal to the fair market value of the stock on the date of grant, are exercisable commencing two years following grant, and will expire five years from the date of grant. In the event a person ceases to serve on the Board of Directors, the outstanding options expire one year from the date of cessation of service.

The following table provides information concerning the compensation of our independent Board members for their services as members of our Board of Directors for 2019. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 14 of the Notes to our Financial Statements for the year ended December 31, 2019 appearing elsewhere in this report.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation earnings ($)	All other compensation ($)	Total ($)

John S. Caldwell (1)	—	—	164	—	—	—	164

———————

(1)

On August 26, 2019, General Caldwell was granted options to purchase 5,000 shares of common stock at an exercise price of $0.033 per share, vesting on August 25, 2021 and expiring on August 25, 2024.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 31, 2020 we had 69,016,468 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2020 by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Joseph V. Vittoria	21,865,998	31.7%
Edward S. Vittoria(1)	8,371,934	12.1%
Kevin G. Kroger (2)	4,742,709	6.9%
Lieutenant General John S. Caldwell, Jr. US Army (retired)(3)	34,167	*
All officers and directors as a group (four persons) (1)(2)(3)	28,164,858	50.7%
Dominick Telesco	6,237,570	9.0%

———————

*

represents less than 1%

(1)

The number of shares beneficially owned by Mr. Edward Vittoria includes:

•

1,546,955 shares of common stock held for the benefit of minor children;

•

options to purchase 2,166,667 shares of common stock at an exercise price of $0.017 per share through May 18, 2028; and

•

options to purchase 3,500,000 shares of common stock at an exercise price of $0.012 per share through March 8, 2025.

The number of shares beneficially owned by Mr. Ed Vittoria excludes:

•

unvested options to purchase 4,333,333 shares of common stock at an exercise price of $0.017 per share through May 18, 2028.

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

•

options to purchase 100,000 shares of our common stock at an exercise price of $0.16 per share through May 26, 2025;

•

options to purchase 200,000 shares of common stock at $0.0189 per share through April 12, 2028; and

•

options to purchase 3,350,000  shares of common stock at an exercise price of $0.011 per share through March 8, 2030.

The number of shares beneficially owned by Mr. Kroger excludes:

•

unvested options to purchase 400,000 shares of common stock at $0.0189 per share through April 12, 2028.

(3)

The number of shares beneficially owned by General Caldwell includes:

•

options to purchase 7,500 shares of common stock at $0.13 per share through August 25, 2020;

•

options to purchase 5,000 shares of common stock at $0.04 per share through August 25, 2021;

•

options to purchase 5,000 shares of common stock at $0.034 per share through August 25, 2022; and

•

options to purchase 16,667 shares of common stock at $0.0189 per share through April 12, 2028.

The number of shares beneficially owned by General Caldwell excludes:

•

unvested options to purchase 5,000 shares of common stock at $0.045 per share through August 25, 2023;

•

unvested options to purchase 33,333 shares of common stock at $0.0189 per share through April 12, 2028; and

•

unvested options to purchase 5,000 shares of common stock at $0.033 per share through August 25, 2024

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
2018 Stock Option Plan	9,225,000	0.0176	10,875,000
2010 Stock Option Plan	1,900,000	0.193	1,948,336
2000 Non-Employee Directors Plan	27,500	0.063	372,500

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

Please see Note 17 to the Company's audited financial statements appearing elsewhere in this report for a description of transactions with related parties during 2019 and 2018.

Director Independence

John S. Caldwell is considered "independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Liggett & Webb, P.A., served as our independent registered public accounting firm for 2019 and 2018. The following table shows the fees that were billed for the audit and other services provided by such firm for 2019 and 2018.

	2019	2018

Audit Fees	$39,000	$39,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$39,000	$39,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2019 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Date Filed	Exhibit Number	or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation dated July 24, 1996	10-SB	7/30/96	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated December 13, 1996	8-K	1/9/97	3.(I)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated February 3, 1998	8-K/A	2/12/98	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated March 5, 2009	8-K	3/16/09	3.4
3.5	Certificate of Amendment to the Certificate of Incorporation dated July 7, 2011	10-Q	8/15/11	3.4
3.6	Bylaws	10-SB	7/30/96	3.2
4.1	Form of common stock certificate	8-K	12/6/01	4.1
4.2	Form of Common Stock Purchase Warrant to be issued to Rainerio Reyes	10-Q	5/13/16	4.6
10.1	2000 Non-Employee Directors’ Plan	10-KSB/A	12/31/00	10.21
10.2	Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated March 1, 1991	10-SB	7/30/96	10.2
10.3	Asset Purchase Agreement between T/F Systems, Inc. and T/F Purifiner, Inc. dated December 31, 1995	10-SB	7/30/96	10.3
10.5	Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger, as amended	S-1	11/05/08	10.9
10.6	Standby Commitment Agreement Amendment No. 16 dated March 5, 2014	10-K	12/31/13	10.10
10.7	Consulting Agreement dated October 20, 2009 between Puradyn Filter Technologies Incorporated and Boxwood Associates, Inc.	10-K	12/31/10	10.11
10.8	2010 Stock Option Plan	8-K	8/5/10	10.13
10.9	Lease between Puradyn Filter Technologies, Inc. and Duke PBC At Quantum I-9, LLC	10-Q	9/30/12	10.13
10.10	Standby Commitment Agreement Amendment No. 17 dated March 19, 2015	10-K	12/31/14	10.16
10.11	Standby Commitment Agreement Amendment No. 18 dated March 20, 2016	10-K	12/31/15	10.17
10.12	Promissory Note dated January 6, 2016 with Dominick A. Telesco	10-K	12/31/15	10.18
10.13	Debt Conversion Agreement with Joe Vittoria dated November 11, 2016	10-Q	9/30/16	10.20
10.14	Promissory Note Forgiveness Agreement dated February 9, 2017	10-K	12/31/16	10.17
10.15	Amendment dated November 17, 2017 to Employment Agreement dated July 3, 2000 between Puradyn Filter Technologies Incorporated and Kevin Kroger	10-Q	9/30/17	10.2
10.16	Standby Commitment Agreement Amendment No. 19 dated November 16, 2017	10-Q	9/30/17	10.1
10.17	Promissory Note Forgiveness Agreement dated December 1, 2017	10-K	4/10/18	10.18
10.18	Distributor Agreement Amendment No. 2 dated February 28, 2018 by and between Puradyn Filter Technologies Incorporated and DNOW L.P.	10-K	4/10/18	10.19

10.19	Promissory Note dated November 17, 2017 with Dominick A. Telesco	10-K	4/10/18	10.20
10.20	Puradyn Filter Technologies Incorporated 2018 Equity Compensation Plan	8-K	4/16/18	10.1
10.21	Standby Commitment Agreement Amendment No. 20 dated May 9, 2018	10-Q	5/15/18	10.2
10.22	Letter agreement dated May 18, 2018 by and between Puradyn Filter Technologies Incorporated and Edward S. Vittoria	8-K	5/21/18	10.1
10.23	Lease agreement between Puradyn and Duke Realty	10-Q	8/9/18	10.2
10.24	Promissory Noted dated November 16, 2018 with Dominick A. Telesco	10-K	3/26/19	10.25
10.25	Promissory Note Forgiveness Agreement dated January 9, 2019	10-K	3/26/19	10.26
10.26	Note Exchange Agreement dated March 25, 2019 by and between Puradyn Filter Technologies Incorporated and Joseph V. Vittoria	10-K	3/26/19	10.27
10.27	Senior Secured Promissory Note dated March 25, 2019 to Joseph V. Vittoria	10-K	3/26/19	10.28
10.28	Security Agreement dated March 25, 2019	10-K	3/26/19	10.29
10.29	Amendment No. 1 to the 2018 Equity Compensation Plan	10-K	3/26/19	10.30
10.30	Business Loan Agreement	10-Q	11/14/19	10.1
10.31	Subordination Agreement (Affiliated Creditor)	10-Q	11/14/19	10.2
10.32	Revolving Credit Agreement between Puradyn and Christian Meissner	8-K	03/13/2020	10.1
10.33	5% Senior Secured Revolving Note between Puradyn and Christian Meissner	8-K	03/13/2020	10.2
10.34	Security Agreement between Puradyn and Christian Meissner	8-K	03/13/2020	10.3
10.35	Subordination Agreement (Affiliated Creditor)	8-K	03/13/2020	10.4
10.36	Form of NOW Account Merchant Services Agreement				Filed
10.37	Extension of Promissory Note dated January 9, 2019 with Dominick A. Telesco				Filed
10.38	Promissory Note dated November 19, 2019 with Dominick A. Telesco				Filed
14.1	Business Ethics and Conflicts of Interest Statement	10-K	03/30/2004	14.1
23.1	Consent of Liggett & Webb, P.A.				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer				Filed
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer				Filed
32.2	Section 1350 certification of principal financial and accounting officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

ITEM 16.

FORM 10-K SUMMARY.

The Company has elected not to provide the optional 10-K summary as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puradyn Filter Technologies Incorporated

By:	/s/ Edward S. Vittoria
Edward S. Vittoria
Chief Executive Officer, principal executive officer
Date: April 14, 2020

By:	/s/ Martin P. Scott
Martin P. Scott
CFO Consultant, principal financial and accounting officer
Date: April 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

April 14, 2020

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

/s/ John S. Caldwell
John S. Caldwell, Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Puradyn Filter Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Puradyn Filter Technologies, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced net losses since inception and has relied on stockholder loans to fund its operations. The Company has a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2006

Boynton Beach, Florida

April 14, 2020

PURADYN FILTER TECHNOLOGIES INCORPORATED

BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$77,516	$112,769
Accounts receivable, net of allowance for uncollectible accounts of $7,000 and $17,000, respectively	12,374	293,994
Inventories, net	922,952	834,708
Prepaid expenses and other current assets	26,144	66,290
Total current assets	1,038,986	1,307,761

Property and equipment, net	50,596	78,642
Operating Right of use asset	739,273	—
Other noncurrent assets	409,892	483,974
Total assets	$2,238,747	$1,870,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$414,768	$416,790
Accrued liabilities	496,760	605,357
Operating lease liabilities	158,453	—
Short-term loans	39,508	—
Deferred compensation	1,542,423	1,564,253
Notes Payable - stockholders	1,208,000	325,000
Total Current Liabilities	3,859,912	2,911,400

Long-term operating lease liabilities	656,577	—
Notes Payable - stockholders	8,385,132	7,989,622
Total Liabilities	12,901,621	10,901,022

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares – 500,000;
None issued and outstanding	—	—
Common stock, $.001 par value,
Authorized shares – 100,000,000;
Issued and outstanding 69,016,468 and 69,016,468, respectively	69,016	69,016
Additional paid-in capital	53,732,412	53,678,000
Accumulated deficit	(64,464,302)	(62,777,661)
Total stockholders’ deficit	(10,662,874)	(9,030,645)
Total liabilities and stockholders’ deficit	$2,238,747	$1,870,377

See accompanying notes to financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2019	2018
Net sales	$1,526,429	$4,203,556
Cost of products sold	1,307,622	2,463,208
Gross Profit	218,807	1,740,348

Costs and expenses:
Salaries and wages	799,914	897,507
Selling and administrative	632,066	626,106
Loss on impairment of patents	66,234	105,665
Total operating costs	1,498,214	1,629,278

Income / (Loss) from operations	(1,279,407)	111,070

Other income (expense):
Interest expense	(407,234)	(327,452)
Total other expense, net	(407,234)	(327,452)
Net loss before income tax expense	(1,686,641)	(216,382)

Provision for income taxes	—	—
Net loss	$(1,686,641)	$(216,382)

Basic and diluted loss per common share	$(0.02)	$(0.00)

Weighted average common shares outstanding basic and diluted	69,016,468	69,016,468

See accompanying notes to financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Operating activities
Net loss	$(1,686,641)	$(216,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,739	47,947
Gain on sale of fixed assets		(1,244)
Provision for slow moving inventory	30,368	13,611
Reduction in reserve for bad debts	10,000	—
Compensation expense on stock-based arrangements with employees and consultants	54,412	52,590
Impairment of capitalized patent costs	66,234	105,665
Amortization of Operating right of use asset	147,736	—
Changes in operating assets and liabilities:
Accounts receivable	271,620	(23,098)
Inventories	(118,611)	(447,555)
Prepaid expenses and other current assets	40,146	3,065
Other assets	—	850
Sales incentives	—	(99,128)
Accounts payable	(2,022)	230,094
Accrued liabilities	361,599	208,113
Deferred compensation	(21,830)	(61,750)
Operating lease liabilities	(146,666)	—
Net cash used in operating activities	(945,916)	(187,222)

Investing activities
Purchases of property and equipment	—	(26,009)
Proceeds from sale of equipment	—	5,000
Capitalized patent costs	(11,845)	(81,268)
Net cash used in investing activities	(11,845)	(102,277)

Financing activities
Proceeds from short term loan	43,100	—
Repayment of short term loan	(3,592)	—
Proceeds from issuance of notes payable to stockholders	883,000	601,273
Repayment of note payable to stockholder	—	(250,000)
Payment of capital lease obligations	—	(3,443)
Net cash provided by financing activities	922,508	347,830

Net increase / (decrease) in cash	(35,253)	58,331
Cash at beginning of year	112,769	54,438
Cash at end of year	$77,516	$112,769

Supplemental cash flow information:
Cash paid for interest	$647	$109,167
Cash paid for taxes	$—	$—

Noncash investing and financing activities:
Forgiveness of stockholder loan and accrued interest	$—	$26,250
Conversion of accrued interest into note payable	$395,510	$—
Operating right of use assets obtained in exchange for operating lease liabilities	$890,009	$—
Addition to leasehold improvement as lease incentive	$—	$35,690

See accompanying notes to financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	—	$—	69,016,468	$69,016	$53,599,160	$(62,561,279)	$(8,893,103)
Net loss for the year ended December 31, 2018	—	—	—	—	—	(216,382)	(216,382)
Forgiveness of note payable and accrued interest – related party	—	—	—	—	26,250	—	26,250
Compensation expense associated with unvested option awards	—	—	—	—	52,590	—	52,590
Balance at December 31, 2018	—	$—	69,016,468	$69,016	$53,678,000	$(62,777,661)	$(9,030,645)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	—	$—	69,016,468	$69,016	$53,678,000	$(62,777,661)	$(9,030,645)

Net loss for the year ended December 31, 2019	—	—	—	—	—	(1,686,641)	(1,686,641)
Compensation expense associated with unvested option awards	—	—	—	—	54,412	—	54,412
Balance at December 31, 2019	—	$—	69,016,468	$69,016	$53,732,412	$(64,464,302)	$(10,662,874)

See accompanying notes to financial statements

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company's statements of operations during the year ended December 31, 2019 and 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2019 and December 31, 2018, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of December 31, 2019 and December 31, 2018, respectively, because of their short-term natures.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

	2019	2018
Accounts receivable	$19,374	$310,994
Allowance for doubtful accounts	(2,000)	(2,000)
Allowance for returns	(5,000)	(15,000)

Accounts receivable, net	$12,374	$293,994

In June 2019, the Company entered into an accounts receivable financing agreement, similar to accepting credit cards, which improves cash flow by selling certain eligible unsecured trade accounts receivable, without recourse, to an unrelated third-party financial institution for cash using NOWaccount®. All customers need to be approved in advance by NOWaccount, and their fees are:

3.00 % Base Transaction Fee for Invoices with up to “Net 30 Day” Payment Terms* Applied to Total Value of Invoice

0.25% Surcharge for Invoices with up to “Net 60 Day” Payment Terms* Applied to Total Value of Invoice

0.50% Surcharge for Invoices with up to “Net 90 Day” Payment Terms* Applied to Total Value of Invoice

0.75% Surcharge for Invoices with up to “Net 120 Day” Payment Terms* Applied to Total Value of Invoice (special credit approval required)

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

`

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The following table shows the changes in the aggregate product warranty liability for the year ended December 31, 2019 and December 31, 2018, respectively:

	2019	2018
Balance as of beginning of year	$20,000	$20,000
Less: Payments made	—	—
Add: Provision for current years warranty	—	—

Balance as of end of year	$20,000	$20,000

Advertising Costs

Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2019 and 2018, advertising costs incurred by the Company totaled approximately $17,165 and $28,613, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

Engineering and Development

Engineering and development costs are expensed as incurred. During the years ended December 31, 2019 and 2018, engineering and development costs incurred by the Company totaled $7,097 and $5,866, respectively, and are included in selling and administrative expenses in the accompanying statements of operations.

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

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Stock Option Plans

We adopted FASB ASC 718, Compensation-Stock Compensation, effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the amortized grant date fair value in accordance with provisions of FASB ASC 718 on straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2019 has been recognized as a component of cost of goods sold and general and administrative expenses in the accompanying financial statements.

In 2019 and 2018, respectively, 5,000 and 10,980,000 options were granted at fair market value on the date of grant pursuant to the Stock Option Plan.

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

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2019 and December 31, 2018, respectively, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its significant trade accounts receivable customers and generally does not require collateral. An allowance for doubtful accounts is maintained against trade accounts receivable at levels which management believes is sufficient to cover probable credit losses. The Company also has some customer concentrations, and the loss of business from one or a combination of these significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.  Please refer to Note 18 for further details.

Basic and Diluted Income / (Loss) Per Share

FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 11,502,500 in 2019 and 12,518,336 in 2018.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

2. Going Concern

The Company has sustained losses since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on stockholder loans to fund its activities to date. For the year ended December 31, 2019, the Company has a net loss of $1,686,641. At December 31, 2019, the Company has a working capital deficit of $2,820,926 and an accumulated deficit of approximately $64.5 million. The Company anticipates that it will continue to incur losses in future periods until the Company is successful in significantly increasing its revenues, if ever, particularly in light of the adverse impact of the Covid-19 pandemic on its Company’s operations. There are no assurances that the Company will be able to raise its revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If the Company is unable to meet those obligations, the Company’s existing business and operations will be in jeopardy. The Company could be forced to cease its operations.

The Company’s financial statements have been prepared on the basis that it will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3. Inventories

At December 31, 2019 and December 31, 2018 inventories consisted of the following:

	2019	2018

Raw materials	$1,116,075	$1,053,147
Finished goods	313,307	257,623
Valuation allowance	(506,430)	(476,062)
Total inventory, net	$922,952	$834,708

4. Prepaid Expenses and Other Current Assets

At December 31, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	2019	2018

Prepaid expenses	$26,144	$27,854
Deposits	—	38,436
	$26,144	$66,290

5. Property and Equipment

At December 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	2019	2018

Machinery and equipment	$1,030,196	$1,030,196
Furniture and fixtures	56,558	56,558
Leasehold improvements	188,012	188,012
Software and website development	88,842	88,842
Computer hardware and software	179,258	179,258
	1,542,866	1,542,866
Less accumulated depreciation and amortization	(1,492,270)	(1,464,224)
	$50,596	$78,642

Depreciation and amortization expense of property and equipment for the years ended December 31, 2019 and 2018 is $28,046 and $24,628, respectively, of which $6,285 and $5,841 is included in cost of products sold, $21,761 and $18,787 is included in selling and administrative costs, respectively, in the accompanying statements of operations. During the years ended December 31, 2019 and 2018 the Company recognized a gain of $0 and ($1,244) on the disposal of fixed assets, respectively.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

6. Patents

Included in other noncurrent assets at December 31, 2019 and 2018 are capitalized patent costs as follows:

	2019	2018

Patent costs	$477,149	$533,496
Less accumulated amortization	(102,227)	(84,429)
	$374,922	$449,067

Amortization expense for the year ended December 31, 2019 and 2018 amounted to $19,693 and $23,319, respectively. During the year ended December 31, 2019 and 2018, the Company recorded an expense of $66,234 and $105,665 for the impairment of patents it determined had no future economic value.

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

The Company leases its office and warehouse facilities in Boynton Beach, Florida under a long-term non-cancellable lease agreement, which contains renewal options and rent escalation clauses. As of December 31, 2019, a security deposit of $34,970 is included in noncurrent assets in the accompanying balance sheet. On September 27, 2012 the Company entered into a non-cancellable six-year lease agreement for the same facilities commencing August 1, 2013 and expiring July 31, 2019. The total minimum lease payments over the remaining term of the current lease amount to $853,116.

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

Supplemental balance sheet information related to leases was as follows:

		December 31,
Operating Leases	Classification	2019
Right-of-use assets	Operating right of use assets	$739,273

Current lease liabilities	Current operating lease liabilities	158,453
Non-current lease liabilities	Long-term operating lease liabilities	656,577
Total lease liabilities		$815,030

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Lease term and discount rate were as follows:

December 31,
2019
Weighted average remaining lease term (years)	4.54
Weighted average discount rate	4%

Year ended December 31,
2019
Operating lease cost	$191,797
Variable lease cost (1)	114,075
Total lease costs	$305,872

(1) Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Supplemental disclosures of cash flow information related to leases were as follows:

December 31,
2019
Cash paid for operating lease liabilities	$146,666
Operating right of use assets obtained in exchange for operating lease liabilities	$890,009

Maturities of lease liabilities were as follows as of September 30, 2019:

Operating
Leases
2020	$188,196
2021	193,627
2022	197,427
2023	197,807
2024	117,383
Total	894,440
Less: Imputed interest	(79,410)
Present value of lease liabilities	$815,030

8. Accrued Liabilities

At December 31, 2019 and December 31, 2018, accrued liabilities consisted of the following:

	2019	2018
Accrued wages and benefits	$47,029	$52,753
Accrued expenses relating to vendors and others	125,996	128,114
Accrued warranty costs	20,000	20,000
Accrued interest payable relating to stockholder notes	303,735	329,801
Deferred rent	—	74,689
	$496,760	$605,357

9. Deferred Compensation

Deferred compensation represents amounts owed to two current employees and two former employees for salary. As there is no written agreement with these employees which memorializes the terms of salary deferral, only a voluntary election to do so, it is possible that the employees could demand payment in full at any time. As of December 31, 2019 and 2018 the Company recorded deferred compensation of $1,542,423 and $1,564,253, respectively. One former employee has formally demanded the full repayment of his remaining deferred compensation in the amount of approximately $356,000 and filed a complaint in the circuit court of the 15th judicial circuit in and for Palm Beach County, Florida (See Note 19).

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

10.

Sales Incentives

The Company entered into an exclusive distribution agreement for the worldwide rights to sell its product in the oil and gas industry effective September 7, 2017. The agreement included an incentive program that rewarded credits toward future product redeemable only if targeted quarterly goals are achieved. The incentive-earning period ended on June 30, 2018, and no incentives were earned. The exclusivity agreement continues but can be terminated by Company with 60 days’ notice.

11. Short-term Loan

On October 24, 2019 we entered into a Business Loan Agreement with Kabbage® pursuant to which we borrowed $43,100 under the terms of a one year secured loan.  The terms of the loan provided for a loan fee of $7,111.50 which results in an effective annual interest rate of 26.56%.  We utilized these proceeds for working capital. We granted Kabbage® a security interest in our assets as collateral for this loan. The loan, which provides for monthly payments, may be prepaid by us at any time without penalty. The loan agreement includes customary events of default, as well as a cross default against any other loan and/or security agreement to which we are a party or if a judgment is entered against us in excess of $250, subject to a 30 day cure period. This loan has been personally guaranteed by Mr. Edward S. Vittoria, our Chief Executive Officer. As of December 31, 2019 the Company had a balance owed of $39,508. Interest expense for the year ended December 31, 2019 amounted to $1,291. On March 12, 2020 the loan was repaid in full. (Refer to Note 19)

12. Notes Payable to Stockholders

On March 28, 2002 the Company executed a binding agreement with one of its principal stockholders, who is also the former Chief Executive Officer, now Executive Chairman of the Board, to fund up to $6.1 million. Under the terms of the agreement, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (4.06% and 3.88% per annum at December 31, 2019 and 2018 respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or the consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018 he extended the maturity rate to December 31, 2019. On March 25, 2019 we entered into a note exchange agreement with our Executive Chairman pursuant to which he exchanged $7,989,622 of principal and $395,510 of accrued interest which would have been due on December 31, 2019 under an unsecured loan for a secured promissory note in the principal amount of $8,385,132. The secured note which matures on December 31, 2021, and bears interest at 4% per annum, payable monthly, is secured by a first position security interest in our assets. (Refer to Note 17).

During the year ended December 31, 2019 and 2018, the Company received additional loans in the amount of $833,000 and $325,000, respectively from the Company’s Executive Chairman as advances for working capital needs. The loans bear interest at the BBA Libor Daily Floating Rate plus 1.4 points and is payable upon demand. As of December 31, 2019 the total balance due was $9,543,132.

On January 7, 2019, the Company received an additional loan in the amount of $25,000 from a stockholder and former member of the Board of Directors. On November 19, 2019, the Company received an additional loan in the amount of $25,000 from the same stockholder and former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due on January 7, 2020 and November 18, 2020, respectively. On April 13, 2020, the maturity date for loan received on January 7, 2019 was extended to December 31, 2020.

During the years ended December 31, 2019 and 2018, the Company incurred interest expense of $367,829 and $324,087, respectively, on its loans from the executive chairman, which is included in interest expense in the accompanying statements of operations. Also included in interest expense at December 31, 2019 and 2018 were $39,405 and $3,365 of interest related to capital lease obligations, financing, late fees, short term loan and loans from a stockholder.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Notes payable and capital leases consisted of the following at December 31, 2019 and December 31, 2018:

	2019	2018
Notes payable to stockholders	$9,593,132	$8,314,622
Short-term loans	39,508	—
	9,632,640	8,314,622
Less: current maturities	(1,247,508)	(325,000)
Long-term maturities	$8,385,132	$7,989,622

13. Income Taxes

2017 U.S. Tax Reform

The JOBS Act significantly revised the U.S. Corporate income tax by lowering the corporate federal income tax rate from 35% to 21% effective January 1, 2018.

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$12,204,312	$12,291,278
Provision for reserves	134,908	129,745
Compensatory stock options and warrants	193,066	179,275
Other	1,252	1,252
Total deferred tax assets	12,533,538	12,601,550
Valuation allowance	(12,533,538)	(12,601,550)
Net deferred tax assets	$—	$—

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $12,533,538 and $12,601,550 against its net deferred taxes is necessary as of December 31, 2019 and December 31, 2018, respectively. The change in valuation allowance for the years ended December 31, 2019 and 2018 is $(68,012) and $54,454, respectively.

At December 31, 2019 and December 31, 2018, respectively, the Company had approximately $48,152,000 and $48,495,000, respectively, of U.S. net operating loss carryforwards remaining.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2019	2018

Federal statutory taxes	(21.00)%	(21.00)%
State income taxes, net of federal tax benefit	(4.35)%	(4.35)%
Nondeductible items	0.00	0.00
Change in net loss carryforwards	29.35	—
Change in valuation allowance	(4.00)%	25.35%
	—%	—%

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

14. Commitments and Contingencies

Agreements

On October 24, 2019 we entered into a Business Loan Agreement with Kabbage® pursuant to which we borrowed $43,100 under the terms of a one year secured loan.  The terms of the loan provided for a loan fee of $7,111.50 which results in an effective annual interest rate of 26.56%.  We utilized these proceeds for working capital.  We granted Kabbage® a security interest in our assets as collateral for this loan. The loan, which provides for monthly payments, may be prepaid by us at any time without penalty.  The loan agreement includes customary events of default, as well as a cross default against any other loan and/or security agreement to which we are a party or if a judgment is entered against us in excess of $250, subject to a 30-day cure period.  This loan has been personally guaranteed by Mr. Edward S. Vittoria, our Chief Executive Officer. As of December 31, 2019 the Company had a balance owed of $39,508.  Interest expense for the year ended December 31, 2019 amounted to $1,291. On March 12, 2020 the loan was repaid in full. (See Note 19)

On May 18, 2018 we entered into a letter agreement with Mr. Edward S. Vittoria pursuant to which he agreed to be employed by us as our Chief Executive Officer for an initial term ending May 31, 2019, which such term may be extended by mutual agreement upon terms and conditions to be mutually agreed upon prior to the expiration of such initial term.  Under the terms of the letter agreement we agreed to pay him: (i) an annual base salary of $200,000, payable in accordance with our normal payroll practices; (ii) an annual cash bonus to be awarded by our Board of Directors in January in a minimum amount of $50,000; and (iii) granted him options to purchase 6,500,000 shares of our common stock, vesting one-third in arrears, at an exercise price equal to fair market value on the date of grant pursuant to the terms and conditions of our 2018 Equity Compensation Plan.  He is also entitled to: (i) participate in all of our benefit programs currently existing or hereafter made available to executive and/or salaried; (ii) an amount of annual paid vacation consistent with his position and length of service to us; and (iii) reimbursement for all reasonable, out of-pocket expenses incurred by him.

The Company entered into an exclusive distribution agreement for the worldwide rights to sell its product in the oil and gas industry effective September 7, 2017. The agreement included an incentive program that rewarded credits toward future product redeemable only if targeted quarterly goals are achieved. The incentive-earning period ended on June 30, 2018, and no incentives were earned. The exclusivity agreement continued at a minimum through the end of 2019. (Refer to Note 10.)

On September 27, 2012, the Company entered into a 72-month lease for its corporate offices and warehouse facility in Boynton Beach, Florida. The renewed lease commenced August 1, 2013 and requires an initial rent of $12,026 per month beginning in the second month for the first year, increasing in varying amounts to $13,941 per month in the sixth year. In addition, the Company is responsible for all operating expenses and utilities.

On June 29, 2018, the Company entered into a non-cancellable five-year lease for the same facilities commencing August 1, 2019 and expiring July 31, 2024. The lease will require an initial rent of $14,899 per month, beginning August 1, 2019 for the first year, increasing by 3% per year to $16,769 per month in the fifth year. In addition, the Company is responsible for all operating expenses and utilities. As part of the lease the landlord agreed to reimburse the Company $58,000 towards the replacement of air conditioning units, upon written request. As of December 31, 2018 the Company had received all of the reimbursement

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract will remain in effect until terminated by either party providing 30 days written notice. Mr. Telesco, a former member of our board of directors and a significant stockholder, is President of Boxwood Associates, Inc. (Refer to Note 17)

15. Stock Options

The Company has three stock option plans, one adopted on November 8, 2000 (the “Directors’ Plan”), one adopted in July 2010 (the “2010 Option Plan”), and one adopted in April 2018 (the “2018 Option Plan”).  The 2010 Option Plan provides for the granting of 4,000,000 options; the Directors’ Plan provides for the granting of up to 400,000 options, and the 2018 Option Plan provides for the granting of 20,000,000 options.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

DECEMBER 31, 2019 AND 2018

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

At December 31, 2019 there was $69,867 of unrecognized compensation cost related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of 4 years. At December 31, 2018 there was $128,059 of unrecognized compensation cost related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of 4 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the closing price. As of December 31, 2019 and 2018, the Company had options outstanding to purchase an aggregate of 11,152,500 and 11,785,000 shares respectively, with an exercise price above the quoted price of the Company’s stock, resulting in an  intrinsic value $33,329 and $285, respectively.

Additional information concerning the activity in the four option plans is as follows:

	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	11,785,000	$0.05	3,180,000	$0.20
Granted	5,000	0.03	10,980,000	0.02
Exercised	—	—	—	—
Forfeited	(233,333)	0.02	(1,408,334)	0.02
Expired	(404,167)	0.14	(966,666)	0.10
Outstanding, end of year	11,152,500	0.05	11,785,000	0.05
Exercisable, end of year	4,987,505	0.08	2,190,000	0.19
Options available for future grant, end of year	10,602,864		2,463,336

Additional information concerning the unvested options is as follows:

	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Non-Vested options at beginning of year	9,595,000	$0.02	270,840	$0.15
Granted	5,000	0.03	10,980,000	0.02
Vested	(3,201,672)	0.02	(247,506)	0.16
Forfeited	(233,333)	0.02	(1,408,334)	0.10
Cancelled	—	—	—	—
Non-Vested options end of year	6,164,995	$0.02	9,595,000	$0.02

Summarized information with respect to options outstanding under the four option plans at December 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.017 -$.0446	11,152,500	7.38	$0.050	4,987,505	$0.085

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The estimated fair value of each stock option grant on the date of grant was computed using the following weighted-average assumptions:

	December 31,
	2019	2018
Risk-free interest rate	1.02% - 3.68%	2.64% - 2.70%
Expected term (life) of options (in years)	7.38	5
Expected dividends	—	—
Expected volatility	138% - 234%	188% - 217%

16. Warrants

At December 31, 2019 and 2018, 350,000 and 773,336 shares, respectively, of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and began expiring on March 24, 2013 with the remaining warrants expiring at various dates through October 1, 2019. Information concerning the Company’s warrant activity is as follows:

	2019		2018
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, at the beginning of year	773,336	$0.16	990,162	$0.20
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(423,336)	0.25	(216,826)	0.35
Outstanding, at the end of year	350,000	$0.05	773,336	$0.16

	Warrants Outstanding – December 31, 2019
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price
$0.05	350,000	1.2	$0.09
Totals	350,000	1.2	$0.09

17. Related Party Transactions

Beginning on March 28, 2002, the Company executed a binding agreement with one of its principal stockholders, who is also the former Chief Executive Officer, now Executive Chairman of the Board, to fund up to $6.1 million. Under the terms of the agreements, the Company can draw amounts as needed to fund operations. Amounts drawn bear interest at the BBA LIBOR Daily Floating Rate plus 1.4 percentage points (3.88% and 3.62% per annum at December 31, 2018 and 2017, respectively), payable monthly and were to become due and payable on December 31, 2005 or upon a change in control of the Company or consummation of any other financing over $7.0 million. Beginning in March 2006, annually, through February 2012, the maturity date for the agreement was extended annually from December 31, 2007, to December 31, 2018. On May 9, 2018, our Executive Chairman extended the due date of the funding commitment to December 31, 2019).

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

In March 2019, the Company entered into a note exchange agreement with him whereby he agreed to extend the due date of these obligations to December 31, 2021 and granted him a first position security interest in our assets. (Refer to Note 12.)

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

During the year ended December 31, 2019, we borrowed an additional $833,000 from our Executive Chairman, together under a demand note not covered by this line of credit. During the year ended December 31, 2018, we borrowed an additional $26,273 from our Executive Chairman, together with $325,000 under a demand note not covered by this line of credit. This demand note bears interest at 4% per annum. As of December 31, 2019 and December 31, 2018 we owed him an aggregate of $9,543,132 and $8,314,622, respectively, which represented approximately 74% and 76% of our total liabilities, respectively.

On January 7, 2019, the Company received an additional loan in the amount of $25,000 from a stockholder and former member of the Board of Directors. On November 19, 2019, the Company received an additional loan in the amount of $25,000 from the same stockholder and former member of the Board of Directors. The loan bears interest at a rate of 5% per annum and is due on January 7, 2020 and on November 18, 2020, respectively. On April 13, 2020, the maturity date for loan received on January 7, 2019 was extended to December 31, 2020.

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

On May 18, 2018, Mr. Edward S. Vittoria was appointed Chief Executive Officer of the Company and as a member of its Board of Directors. Immediately prior to such appointment, Mr. Joseph V. Vittoria resigned from his position as Chief Executive Officer and has been appointed Executive Chairman of the Board of Directors. Prior to his appointments, Mr. Edward Vittoria had been providing advisory services to us beginning in December 2017.

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

On October 20, 2009, the Company entered into a consulting agreement with Boxwood Associates, Inc., whereby the Company pays $2,000 monthly for management and strategic development services performed. The contract remains in effect until terminated by either party providing 30 days written notice. During each of 2019 and 2018 we recorded consulting fees for Boxwood Associates, Inc. $24,000 and $24,000, respectively, under this agreement. A former member of our board of directors is President of Boxwood Associates, Inc.

PURADYN FILTER TECHNOLOGIES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

18. Major Customers

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by one customer at December 31, 2019 whose balances each represented approximately 64% of total accounts receivables. During the year ended December 31, 2019, sales from two customers represented 37% and 30%, for a total of 67% of sales. There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by one customer at December 31, 2018 whose balances each represented approximately 95% of total accounts receivables. During the year ended December 31, 2018, sales from four customers represented 41%, 21%, 11%, and 10% for a total of 83% of sales.

19. Subsequent Events

On March 9, 2020 the Company entered into a Revolving Credit Agreement with Christian Meissner pursuant to which Mr. Meissner agreed to make a $250,000 credit line available to us from time to time until September 30, 2020.  Our ability to draw amounts under the credit line is at the discretion of Mr. Meissner.  Under the terms of the Agreement, amounts we borrow from Mr. Meissner will be evidenced by a 5% Senior Secured Revolving Note.  The Note will pay interest at the rate of 5% per annum, matures on September 30, 2020 and our obligations thereunder are secured by a first position security interest in our assets as evidenced by a Security Agreement of even date by and between the Company and Mr. Meissner.  Our secured creditor, Mr. Joseph V. Vittoria, our Executive Chairman, entered a Subordination Agreement subordinating his first position security interest in our assets which secures a Senior Secured Promissory Note in the principal amount of $8,385,132 due Mr. Vittoria to Mr. Meissner.

On March 9, 2020 we drew an initial $100,000 under this credit line and on March 12, 2020 used $33,618 of the proceeds to satisfy our obligations under the Business Loan Agreement with Kabbage dated October 24, 2019. We are using the balance of the proceeds for working capital. On April 1, 2020 the Company drew down an additional $100,000 under the credit line.

On March 9, 2020 the Company, upon recommendation and approval by the Board of Directors, granted its Chief Executive Officer options to purchase 3,500,000 shares of the Company’s common stock, at an exercise price of $0.012 per share. The options vest upon date of grant and expire March 8, 2025.

On March 9, 2020, the Company granted its President who is also a member of the Board of Directors options to purchase 3,350,000 shares of the Company’s common stock, at an exercise price of $0.011 per share. The options vest upon date of grant and expire March 8, 2030.

On March 9, 2020, the Company granted several employees options to purchase 4,050,000 shares of the Company’s common stock, at an exercise price of $0.011 per share. The options vest upon date of grant and expire March 8, 2030.

The Company’s operation has been materially and adversely impacted by the Covid-19 pandemic. The Company is located in Palm Beach County, Florida which is subject to a “stay at home” order effective April 3, 2020. While the Company is able to continue operations as a non-consumer facing company that can fulfill shipments with a minimal staff that can maintain social distancing, the Company has reduced operations to approximately 1 day per week. While the stay at home order is presently set to expire on May 1, 2020, there are no assurances the Florida governor will not extend the duration of the stay at home order for an unknown additional period of time. Until this stay at home order is lifted and the Company can resume its normal operations, the Company is unable to predict the impact of the Covid-19 pandemic at this time.

On or about April 9, 2020 a former employee of the Company filed a complaint in the circuit court of the 15th judicial circuit in and for Palm Beach County, Florida, alleging breach or oral contract for failure to pay deferred salary, demanding relief of approximately $356,500 in deferred salary, plus applicable interests and attorneys’ fees and costs. While as of the date of this filing the Company has not been served with the complaint, the Company intends to vigorously defend itself against the claims.

On April 13, 2020, the maturity date for $25,000 loan received on January 7, 2019 from a stockholder and former member of the Board of Directors was extended from January 7, 2020 to December 31, 2020.